Form 10-Q
period 2017-06-30
FNCB Bancorp, Inc.
filed 2017-08-04
CIK 1035976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒

Non-Accelerated Filer ☐	Smaller reporting company ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Common Stock, $1.25 par value	16,757,963 shares
(Title of Class)	(Outstanding at August 4, 2017)

Part I - Financial Information

Item 1 - Financial Statements

FNCB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	June 30,	December 31,
(in thousands, except share data)	2017	2016
Assets
Cash and cash equivalents:
Cash and due from banks	$24,169	$20,562
Interest-bearing deposits in other banks	1,991	91,883
Total cash and cash equivalents	26,160	112,445
Securities available for sale, at fair value	277,618	272,676
Stock in Federal Home Loan Bank of Pittsburgh, at cost	2,282	3,311
Loans held for sale	617	596
Loans, net of allowance for loan and lease losses of $8,469 and $8,419	724,672	725,860
Bank premises and equipment, net	10,715	10,784
Accrued interest receivable	2,784	2,757
Bank-owned life insurance	30,203	29,933
Other real estate owned	1,183	2,048
Net deferred tax assets	23,879	26,990
Other assets	7,347	7,975
Total assets	$1,107,460	$1,195,375

Liabilities
Deposits:
Demand (non-interest-bearing)	$147,878	$173,702
Interest-bearing	784,872	841,437
Total deposits	932,750	1,015,139
Borrowed funds:
Federal Home Loan Bank of Pittsburgh advances	44,903	58,537
Subordinated debentures	10,000	10,000
Junior subordinated debentures	10,310	10,310
Total borrowed funds	65,213	78,847
Accrued interest payable	235	242
Other liabilities	12,797	11,000
Total liabilities	1,010,995	1,105,228

Shareholders' equity
Preferred stock ($1.25 par)
Authorized: 20,000,000 shares at June 30, 2017 and December 31, 2016
Issued and outstanding: 0 shares at June 30, 2017 and December 31, 2016	-	-
Common stock ($1.25 par)
Authorized: 50,000,000 shares at June 30, 2017 and December 31, 2016
Issued and outstanding: 16,757,963 shares at June 30, 2017 and 16,645,845 shares at December 31, 2016	20,947	20,807
Additional paid-in capital	63,076	62,593
Retained earnings	11,517	8,531
Accumulated other comprehensive income (loss)	925	(1,784)
Total shareholders' equity	96,465	90,147
Total liabilities and shareholders’ equity	$1,107,460	$1,195,375

The accompanying notes to consolidated financial statements are an integral part of these statements.

FNCB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except share data)	2017	2016	2017	2016
Interest income
Interest and fees on loans	$7,250	$7,032	$14,288	$14,001
Interest and dividends on securities:
U.S. government agencies	850	900	1,750	1,830
State and political subdivisions, tax-free	12	11	35	21
State and political subdivisions, taxable	978	624	1,800	1,159
Other securities	61	94	127	190
Total interest and dividends on securities	1,901	1,629	3,712	3,200
Interest on interest-bearing deposits in other banks	32	2	122	6
Total interest income	9,183	8,663	18,122	17,207
Interest expense
Interest on deposits	826	663	1,570	1,305
Interest on borrowed funds:
Interest on Federal Home Loan Bank of Pittsburgh advances	130	167	261	315
Interest on subordinated debentures	114	159	226	318
Interest on junior subordinated debentures	73	61	142	118
Total interest on borrowed funds	317	387	629	751
Total interest expense	1,143	1,050	2,199	2,056
Net interest income before provision (credit) for loan and lease losses	8,040	7,613	15,923	15,151
Provision (credit) for loan and lease losses	421	396	(57)	1,092
Net interest income after provision (credit) for loan and lease losses	7,619	7,217	15,980	14,059
Non-interest income
Deposit service charges	728	717	1,419	1,418
Net gain on the sale of available-for-sale securities	693	857	971	960
Net gain on the sale of mortgage loans held for sale	110	71	135	139
Net gain on the sale of SBA guaranteed loans	56	-	56	-
Net (loss) gain on the sale of other repossessed assets	(10)	-	47	-
Net gain (loss) on the sale of other real estate owned	6	2	57	(3)
Loan-related fees	65	95	156	202
Income from bank-owned life insurance	135	143	270	289
Other	240	209	482	420
Total non-interest income	2,023	2,094	3,593	3,425
Non-interest expense
Salaries and employee benefits	3,298	3,589	6,822	7,103
Occupancy expense	586	329	1,173	822
Equipment expense	446	425	906	848
Advertising expense	191	172	305	265
Data processing expense	509	494	996	1,017
Regulatory assessments	164	193	337	430
Bank shares tax	252	252	510	493
Expense of other real estate owned	288	194	328	240
Legal expense	24	86	92	206
Professional fees	180	272	456	559
Insurance expense	128	125	253	253
Other losses	147	107	285	167
Other operating expenses	727	787	1,405	1,426
Total non-interest expense	6,940	7,025	13,868	13,829
Income before income tax expense	2,702	2,286	5,705	3,655
Income tax expense	910	661	1,716	887
Net income	$1,792	$1,625	$3,989	$2,768

Earnings per share
Basic	$0.11	$0.10	$0.24	$0.17
Diluted	$0.11	$0.10	$0.24	$0.17

Cash dividends declared per common share	$0.03	$0.02	$0.06	$0.04
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	16,716,899	16,549,169	16,687,389	16,534,464
Diluted	16,736,995	16,553,636	16,704,056	16,537,108

The accompanying notes to consolidated financial statements are an integral part of these statements.

FNCB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2017	2016	2017	2016
Net income	$1,792	$1,625	$3,989	$2,768
Other comprehensive income:
Unrealized gains on securities available for sale	3,230	3,818	5,076	11,527
Taxes	(1,098)	(1,298)	(1,726)	(3,919)
Net of tax amount	2,132	2,520	3,350	7,608

Reclassification adjustment for gains included in net income	(693)	(857)	(971)	(960)
Taxes	235	291	330	326
Net of tax amount	(458)	(566)	(641)	(634)

Total other comprehensive income	1,674	1,954	2,709	6,974

Comprehensive income	$3,466	$3,579	$6,698	$9,742

The accompanying notes to consolidated financial statements are an integral part of these statements.

FNCB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Six Months Ended June 30, 2017 and 2016

(unaudited)

					Accumulated
	Number		Additional		Other	Total
	of Common	Common	Paid-in	Retained	Comprehensive	Shareholders'
(in thousands, except share data)	Shares	Stock	Capital	Earnings	(Loss) Income	Equity
Balances, December 31, 2015	16,514,245	$20,643	$62,059	$3,714	$(238)	$86,178
Net income for the period	-	-	-	2,768	-	2,768
Cash dividends declared, $0.04 per share	-	-	-	(662)	-	(662)
Common shares issued under long-term incentive compensation plan	52,848	66	(66)	-	-	-
Restricted stock awards	-	-	129	-	-	129
Common shares issued through dividend reinvestment / optional cash purchase plan	19,775	25	88	-	-	113
Other comprehensive income, net of tax of $3,593	-	-	-	-	6,974	6,974
Balances, June 30, 2016	16,586,868	$20,734	$62,210	$5,820	$6,736	$95,500

Balances, December 31, 2016	16,645,845	$20,807	$62,593	$8,531	$(1,784)	$90,147
Net income for the period	-	-	-	3,989	-	3,989
Cash dividends declared, $0.06 per share	-	-	-	(1,003)	-	(1,003)
Common shares issued under long-term incentive compensation plan	46,878	58	(58)	-	-	-
Restricted stock awards	-	-	167	-	-	167
Common shares issued through dividend reinvestment / optional cash purchase plan	65,240	82	374	-	-	456
Other comprehensive income, net of tax of $1,396	-	-	-	-	2,709	2,709
Balances, June 30, 2017	16,757,963	$20,947	$63,076	$11,517	$925	$96,465

The accompanying notes to consolidated financial statements are an integral part of these statements.

FNCB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended
	June 30,
(in thousands)	2017	2016
Cash flows from operating activities:
Net income	$3,989	$2,768
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Investment securities amortization, net	568	578
Equity in trust	(4)	(4)
Depreciation and amortization	1,317	1,340
Valuation adjustment for loan servicing rights	(4)	-
Stock-based compensation expense	167	129
(Credit) provision for loan and lease losses	(57)	1,092
Valuation adjustment for off-balance sheet commitments	18	(49)
Net gain on the sale of available-for-sale securities	(971)	(960)
Net gain on the sale of mortgage loans held for sale	(135)	(139)
Net gain on the sale of other repossessed assets	(47)	-
Loss on the disposition of bank premises and equipment	63	-
Net gain on the sale of SBA guaranteed loans	(56)	-
Net (gain) loss on the sale of other real estate owned	(57)	3
Valuation adjustment of other real estate owned	240	138
Income from bank-owned life insurance	(270)	(289)
Proceeds from the sale of mortgage loans held for sale	6,402	3,449
Funds used to originate mortgage loans held for sale	(6,288)	(3,189)
Deferred income tax expense	1,716	887
Increase in interest receivable	(27)	(36)
Decrease in prepaid expenses and other assets	355	862
Decrease in accrued interest payable	(7)	(10,854)
Decrease in accrued expenses and other liabilities	(1,401)	(763)
Total adjustments	1,522	(7,805)
Net cash provided by (used in) operating activities	5,511	(5,037)

Cash flows from investing activities:
Maturities, calls and principal payments of securities available for sale	4,250	2,978
Proceeds from the sale of securities available for sale	76,486	32,588
Purchases of securities available for sale	(78,037)	(33,035)
Redemption of the stock in Federal Home Loan Bank of Pittsburgh	1,029	1,125
Net decrease (increase) in loans to customers	45	(2,137)
Proceeds from the sale of SBA guaranteed loans	634	-
Proceeds from the sale of other repossessed assets	280	-
Proceeds from the sale of other real estate owned	808	1,630
Purchases of bank premises and equipment	(721)	(230)
Net cash provided by investing activities	4,774	2,919

Cash flows from financing activities:
Net (decrease) increase in deposits	(82,389)	14,287
Net proceeds from Federal Home Loan Bank of Pittsburgh advances - overnight	2,070	13,780
Proceeds from Federal Home Loan Bank of Pittsburgh advances - term	22,890	25,307
Repayment of Federal Home Loan Bank of Pittsburgh advances - term	(38,594)	(54,118)
Proceeds from issuance of common shares	456	113
Cash dividends paid	(1,003)	(662)
Net cash used in financing activities	(96,570)	(1,293)
Net decrease in cash and cash equivalents	(86,285)	(3,411)
Cash and cash equivalents at beginning of period	112,445	21,083
Cash and cash equivalents at end of period	$26,160	$17,672

Supplemental cash flow information:
Cash paid during the period for:
Interest	$2,206	$12,910
Income taxes	122	-
Other transactions:
Loans transferred to other real estate owned and repossessed assets	80	237
Investor loans tranferred to other real estate owned or other assets	45	-
Available-for-sale securities purchased, not settled	3,134	-
Change in deferred gain on sale of other real estate owned	1	8

The accompanying notes to consolidated financial statements are an integral part of these statements.

FNCB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1.   Basis of Presentation

The consolidated financial statements of FNCB are comprised of the accounts of FNCB Bancorp, Inc., and its wholly-owned subsidiary, FNCB Bank (the “Bank”), as well as the Bank’s wholly-owned subsidiaries (collectively, “FNCB”). The accounting and reporting policies of FNCB conform to accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all the information and accompanying notes required by GAAP for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included in the consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation. Prior period amounts have been reclassified when necessary to conform to the current period’s presentation. Such reclassifications did not have an impact on the operating results or financial position of FNCB. The operating results and financial position of FNCB for the three and six months ended June 30, 2017, may not be indicative of future results of operations and financial position.

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

Note 2.   New Authoritative Accounting Guidance

Accounting Guidance to be Adopted in Future Periods

ASU 2017-09, Compensation – Stock Compensation (Topic 718): “Scope of Modification Accounting” clarifies when it is appropriate to apply modification accounting guidance when there is a change to the terms or conditions of a share-based payment award. Specifically, the standard provides that an entity should account for the effects of a modification unless the fair value of the modified award is the same as the original award immediately before modification, if the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before modification, and the classification of the modified award is the same as the classification of the original award immediately before modification. ASU 2017-09 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The adoption of this guidance on January 1, 2018 is not expected to have a material effect on the operating results or financial position of FNCB.

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

Refer to Note 2 to FNCB’s consolidated financial statements included in the 2016 Annual Report on Form 10-K and the Quarterly Report on Form 10-Q for the period ended March 31, 2017 for a discussion of additional accounting guidance applicable to FNCB that will be adopted in future periods.

Note 3.   Securities

The following tables present the amortized cost, gross unrealized gains and losses, and the fair value of FNCB’s securities at June 30, 2017 and December 31, 2016:

	June 30, 2017
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(in thousands)	Cost	Gains	Losses	Value
Available-for-sale:
Obligations of U.S. government agencies	$-	$-	$-	$-
Obligations of state and political subdivisions	149,797	1,628	789	150,636
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	21,328	278	8	21,598
Collateralized mortgage obligations - commercial	77,711	318	278	77,751
Mortgage-backed securities	22,356	353	58	22,651
Corporate debt securities	-	-	-	-
Asset-backed securities	843	7	-	850
Negotiable certificates of deposit	3,172	26	-	3,198
Equity securities	1,010	-	76	934
Total available-for-sale securities	$276,217	$2,610	$1,209	$277,618

	December 31, 2016
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(in thousands)	Cost	Gains	Losses	Value
Available-for-sale:
Obligations of U.S. government agencies	$12,152	$36	$-	$12,188
Obligations of state and political subdivisions	119,919	257	2,303	117,873
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	17,969	155	40	18,084
Collateralized mortgage obligations - commercial	100,064	154	868	99,350
Mortgage-backed securities	20,593	159	176	20,576
Corporate debt securities	500	-	47	453
Asset-backed securities	-	-	-	-
Negotiable certificates of deposit	3,172	44	-	3,216
Equity securities	1,010	-	74	936
Total available-for-sale securities	$275,379	$805	$3,508	$272,676

Except for securities of U.S. government and government-sponsored agencies there were no securities of any individual issuer that exceeded 10.0% of shareholders’ equity at June 30, 2017.

At June 30, 2017 and December 31, 2016, securities with a carrying amount of $272.7 million and $271.3 million, respectively, were pledged as collateral to secure public deposits and for other purposes.

The following table shows the amortized cost and approximate fair value of FNCB’s available-for-sale debt securities at June 30, 2017 by contractual maturity.  Expected maturities will differ from contractual maturity because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Because collateralized mortgage obligations, mortgage-backed securities and asset-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary:

	June 30, 2017
	Amortized	Fair
(in thousands)	Cost	Value
Amounts maturing in:
One year or less	$248	$248
After one year through five years	31,190	31,469
After five years through ten years	121,029	121,634
After ten years	502	483
Asset-backed securities	843	850
Collateralized mortgage obligations	99,039	99,349
Mortgage-backed securities	22,356	22,651
Total	$275,207	$276,684

Gross proceeds from the sale of available-for-sale securities were $53.3 million and $76.5 million for the three and six months ended June 30, 2017, respectively, with gross gains of $736 thousand and $1,014 thousand, respectively realized upon the sales. Gross losses realized upon the sales were $43 thousand for the three and six months ended June 30, 2017.

Gross proceeds from the sale of available-for-sale securities were $26.4 million and $32.6 million for the three and six months ended June 30, 2016, respectively, with gross gains of $857 thousand and $960 thousand, respectively, realized upon the sales. There were no losses realized upon the sales for the three and six months ended June 30, 2016.

The following tables present the number, fair value and gross unrealized losses of available-for-sale securities with unrealized losses at June 30, 2017 and December 31, 2016, aggregated by investment category and length of time the securities have been in an unrealized loss position:

	June 30, 2017
	Less than 12 Months			12 Months or Longer			Total
	Number		Gross	Number		Gross	Number		Gross
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
(dollars in thousands)	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Obligations of US government agencies	-	$-	$-	-	$-	$-	-	$-	$-
Obligations of state and policitical subdivisions	40	42,001	789	-	-	-	40	42,001	789
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	2	5,200	7	1	106	1	3	5,306	8
Collateralized mortgage obligations - commercial	7	26,355	278	-	-	-	7	26,355	278
Mortgage-backed securities	3	3,171	58	-	-	-	3	3,171	58
Corporate debt securities	-	-	-	-	-	-	-	-	-
Asset-backed securities	-	-	-	-	-	-	-	-	-
Negotiable certificates of deposit	-	-	-	-	-	-	-	-	-
Equity securities	-	-	-	1	924	76	1	924	76
Total	52	$76,727	$1,132	2	$1,030	$77	54	$77,757	$1,209

	December 31, 2016
	Less than 12 Months			12 Months or Longer			Total
	Number		Gross	Number		Gross	Number		Gross
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
(dollars in thousands)	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Obligations of U.S. government agencies	-	$-	$-	-	$-	$-	-	$-	$-
Obligations of state and policitical subdivisions	82	88,479	2,303	-	-	-	82	88,479	2,303
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	2	4,514	40	1	175	-	3	4,689	40
Collateralized mortgage obligations - commercial	17	70,146	868	-	-	-	17	70,146	868
Mortgage-backed securities	5	6,495	176	-	-	-	5	6,495	176
Corporate debt securities	-	-	-	1	453	47	1	453	47
Asset-backed securities	-	-	-	-	-	-	-	-	-
Negotiable certificates of deposit	-	-	-	-	-	-	-	-	-
Equity securities	-	-	-	1	926	74	1	926	74
Total	106	$169,634	$3,387	3	$1,554	$121	109	$171,188	$3,508

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

There were 54 securities in an unrealized loss position at June 30, 2017, including 40 obligations of state and political subdivisions, 13 securities issued by a U.S. government or government-sponsored agency, and one equity security. Management performed a review of the fair values of all securities in an unrealized loss position as of June 30, 2017, and determined that movements in the fair values of the securities were consistent with the change in market interest rates. In addition, as part of its review, management noted that there was no material change in the credit quality of any of the issuers or any other event or circumstance that may cause a significant adverse effect on the fair value of these securities. Moreover, to date, FNCB has received all scheduled principal and interest payments and expects to fully collect all future contractual principal and interest payments on all securities in an unrealized loss position at June 30, 2017. FNCB does not intend to sell the securities, nor is it more likely than not that it will be required to sell the securities, prior to recovery of their amortized cost. Based on the results of its review and considering the attributes of these debt and equity securities, management concluded that the individual unrealized losses were temporary and OTTI did not exist at June 30, 2017.

Investment in the Federal Home Loan Bank (“FHLB”) of Pittsburgh stock has limited marketability and is carried at cost. FNCB’s investment in FHLB of Pittsburgh stock totaled $2.3 million and $3.3 million at June 30, 2017 and December 31, 2016, respectively. Management noted no indicators of impairment for the FHLB of Pittsburgh stock at June 30, 2017 and December 31, 2016.

Note 4.   Loans

The following table summarizes loans receivable, net, by category at June 30, 2017 and December 31, 2016:

	June 30,	December 31,
(in thousands)	2017	2016
Residential real estate	$145,216	$144,260
Commercial real estate	242,375	243,830
Construction, land acquisition and development	22,724	18,357
Commercial and industrial	148,430	153,758
Consumer	135,132	127,844
State and political subdivisions	36,667	43,709
Total loans, gross	730,544	731,758
Unearned income	(45)	(48)
Net deferred loan costs	2,642	2,569
Allowance for loan and lease losses	(8,469)	(8,419)
Loans, net	$724,672	$725,860

FNCB has granted loans, letters of credit and lines of credit to certain of its executive officers and directors as well as to certain of their related parties. For more information about related party transactions, refer to Note 7, “Related Party Transactions” to these consolidated financial statements.

FNCB originates one- to four-family mortgage loans for sale in the secondary market. During the three and six months ended June 30, 2017, one- to four-family mortgages sold on the secondary market were $4.5 million and $6.3 million, respectively. Net gains on the sale of residential mortgage loans for the three and six months ended June 30, 2017 were $110 thousand and $135 thousand, respectively, and $71 thousand and $139 thousand, respectively, for the comparable periods of 2016. FNCB retains servicing rights on these mortgages. At June 30, 2017 and December 31, 2016, there were $617 thousand and $596 thousand in one- to four-family residential mortgage loans held for sale, respectively.

During the three and six months ended June 30, 2017, FNCB sold the guaranteed principal balance of loans that were guaranteed by the Small Business Administration (“SBA”) totaling $578 thousand. Net gains of $56 thousand were realized upon the sales and included in non-interest income for the three and six months ended June 30, 2017. FNCB retained the servicing rights on these loans. There were no sales of SBA guaranteed loans during the three and six months ended June 30, 2016.

FNCB does not have any lending programs commonly referred to as subprime lending. Subprime lending generally targets borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments, and bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burden ratios.

There were no material changes to the risk characteristics of FNCB’s loan segments, loan classification and credit grading systems and methodology for determining the adequacy of the ALLL during the six months ended June 30, 2017. Refer to Note 2, “Summary of Significant Accounting Policies” to FNCB’s consolidated financial statements included in the 2016 Annual Report on Form 10-K for information about the risk characteristics related to FNCB’s loan segments, loan classification and credit grading systems and methodology for determining the adequacy of the ALLL.

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

The following table summarizes activity in the ALLL by loan category for the three and six months ended June 30, 2017 and 2016:

	Real Estate
			Construction,
			Land			State and
	Residential	Commercial	Acquisition and	Commercial		Political
(in thousands)	Real Estate	Real Estate	Development	and Industrial	Consumer	Subdivisions	Unallocated	Total
Three months ended June 30, 2017:
Allowance for loan losses:

Beginning balance, April 1, 2017	$1,144	$3,501	$223	$1,679	$1,410	$349	$-	$8,306
Charge-offs	(31)	(29)	-	(317)	(88)	-	-	(465)
Recoveries	11	1	-	110	85	-	-	207
Provisions (credits)	24	(451)	13	841	35	(41)	-	421
Ending balance, June 30, 2017	$1,148	$3,022	$236	$2,313	$1,442	$308	$-	$8,469

Three months ended June 30, 2016:
Allowance for loan losses:

Beginning balance, April 1, 2016	$1,210	$3,291	$653	$1,322	$1,379	$780	$-	$8,635
Charge-offs	-	-	-	(496)	(213)	-	-	(709)
Recoveries	1	2	9	118	107	-	-	237
Provisions (credits)	(112)	(198)	55	621	77	(47)	-	396
Ending balance, June 30, 2016	$1,099	$3,095	$717	$1,565	$1,350	$733	$-	$8,559

Six months ended June 30, 2017:
Allowance for loan losses:

Beginning balance, January 1, 2017	$1,171	$3,297	$268	$1,736	$1,457	$490	$-	$8,419
Charge-offs	(80)	(29)	-	(347)	(306)	-	-	(762)
Recoveries	12	5	421	179	252	-	-	869
Provisions (credits)	45	(251)	(453)	745	39	(182)	-	(57)
Ending balance, June 30, 2017	$1,148	$3,022	$236	$2,313	$1,442	$308	$-	$8,469

Six months ended June 30, 2016:
Allowance for loan losses:

Beginning balance, January 1, 2016	$1,333	$3,346	$853	$1,205	$1,494	$485	$74	$8,790
Charge-offs	(24)	(251)	-	(1,064)	(518)	-	-	(1,857)
Recoveries	2	3	9	212	308	-	-	534
Provisions (credits)	(212)	(3)	(145)	1,212	66	248	(74)	1,092
Ending balance, June 30, 2016	$1,099	$3,095	$717	$1,565	$1,350	$733	$-	$8,559

The following table represents the allocation of the ALLL and the related loan balance, by loan category, disaggregated based on the impairment methodology at June 30, 2017 and December 31, 2016:

	Real Estate
			Construction,
			Land			State and
	Residential	Commercial	Acquisition and	Commercial		Political
(in thousands)	Real Estate	Real Estate	Development	and Industrial	Consumer	Subdivisions	Total
June 30, 2017
Allowance for loan losses:
Individually evaluated for impairment	$7	$168	$-	$601	$1	$-	$777
Collectively evaluated for impairment	1,141	2,854	236	1,712	1,441	308	7,692
Total	$1,148	$3,022	$236	$2,313	$1,442	$308	$8,469

Loans receivable:
Individually evaluated for impairment	$1,851	$8,585	$87	$1,646	$294	$-	$12,463
Collectively evaluated for impairment	143,365	233,790	22,637	146,784	134,838	36,667	718,081
Total	$145,216	$242,375	$22,724	$148,430	$135,132	$36,667	$730,544

December 31, 2016
Allowance for loan losses:
Individually evaluated for impairment	$29	$254	$-	$18	$1	$-	$302
Collectively evaluated for impairment	1,142	3,043	268	1,718	1,456	490	8,117
Total	$1,171	$3,297	$268	$1,736	$1,457	$490	$8,419

Loans receivable:
Individually evaluated for impairment	$1,929	$2,937	$350	$91	$297	$-	$5,604
Collectively evaluated for impairment	142,331	240,893	18,007	153,667	127,547	43,709	726,154
Total	$144,260	$243,830	$18,357	$153,758	$127,844	$43,709	$731,758

Credit Quality Indicators – Commercial Loans

Management continuously monitors and evaluates the credit quality of FNCB’s commercial loans by regularly reviewing certain credit quality indicators. Management utilizes credit risk ratings as the key credit quality indicator for evaluating the credit quality of FNCB’s loan receivables.

FNCB’s loan rating system assigns a degree of risk to commercial loans based on relevant information about the ability of borrowers to service their debt, such as current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors. Management analyzes these non-homogeneous loans individually by grading the loans as to credit risk and probability of collection for each type of loan. Commercial and industrial loans include commercial indirect auto loans which are not individually risk rated, and construction, land acquisition and development loans include residential construction loans which are also not individually risk rated. These loans are monitored on a pool basis due to their homogeneous nature as described in “Credit Quality Indicators – Other Loans” below. FNCB risk rates certain residential real estate loans and consumer loans that are part of a larger commercial relationship using a credit grading system that contains the following basic risk categories:

1. Minimal Risk

2. Above Average Credit Quality

3. Average Risk

4. Acceptable Risk

5. Pass - Watch

6. Special Mention

7. Substandard - Accruing

8. Substandard - Non-Accrual

9. Doubtful

10. Loss

This analysis is performed on a quarterly basis using the following definitions for risk ratings:

Pass – Assets rated 1 through 5 are considered pass ratings. These assets show no current or potential problems and are considered fully collectible. All such loans are evaluated collectively for ALLL calculation purposes. However, accruing loans restructured under a troubled debt restructuring (“TDRs”) that have been performing for an extended period, do not represent a higher risk of loss, and have been upgraded to a pass rating continue to be evaluated individually for impairment.

Special Mention – Assets classified as special mention do not currently expose FNCB to a sufficient degree of risk to warrant an adverse classification but do possess credit deficiencies or potential weaknesses deserving close attention.  However, special mention assets have a potential weakness or pose an unwarranted financial risk which, if not corrected, could weaken the asset and increase risk in the future.

Substandard – Assets classified as substandard have well defined weaknesses based on objective evidence, and are characterized by the distinct possibility that FNCB will sustain some loss if the deficiencies are not corrected.

Doubtful – Assets classified as doubtful have all the weaknesses inherent in those classified as substandard with the added characteristic that such weaknesses make collection or liquidation in full highly questionable and improbable based on current circumstances.

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

The following tables present the recorded investment in loans receivable by loan category and credit quality indicator at June 30, 2017 and December 31, 2016:

	Credit Quality Indicators
	June 30, 2017
	Commercial Loans						Other Loans
		Special				Subtotal	Accruing	Non-accrual	Subtotal	Total
(in thousands)	Pass	Mention	Substandard	Doubtful	Loss	Commercial	Loans	Loans	Other	Loans
Residential real estate	$22,060	$277	$425	$-	$-	$22,762	$121,999	$455	$122,454	$145,216
Commercial real estate	228,607	4,630	9,138	-	-	242,375	-	-	-	242,375
Construction, land acquisition and development	20,218	337	7	-	-	20,562	2,162	-	2,162	22,724
Commercial and industrial	142,115	457	2,162	-	-	144,734	3,696	-	3,696	148,430
Consumer	2,558	-	35	-	-	2,593	132,372	167	132,539	135,132
State and political subdivisions	36,297	-	370	-	-	36,667	-	-	-	36,667
Total	$451,855	$5,701	$12,137	$-	$-	$469,693	$260,229	$622	$260,851	$730,544

	Credit Quality Indicators
	December 31, 2016
	Commercial Loans						Other Loans
		Special				Subtotal	Accruing	Non-accrual	Subtotal	Total
(in thousands)	Pass	Mention	Substandard	Doubtful	Loss	Commercial	Loans	Loans	Other	Loans
Residential real estate	$25,506	$394	$466	$-	$-	$26,366	$117,286	$608	$117,894	$144,260
Commercial real estate	233,523	4,911	5,396	-	-	243,830	-	-	-	243,830
Construction, land acquisition and development	14,101	346	448	-	-	14,895	3,462	-	3,462	18,357
Commercial and industrial	145,794	2,794	1,128	-	-	149,716	4,042	-	4,042	153,758
Consumer	2,699	-	37	-	-	2,736	124,935	173	125,108	127,844
State and political subdivisions	40,424	2,964	321	-	-	43,709	-	-	-	43,709
Total	$462,047	$11,409	$7,796	$-	$-	$481,252	$249,725	$781	$250,506	$731,758

Included in loans receivable are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The recorded investment in these non-accrual loans was $3.7 million and $2.2 million at June 30, 2017 and December 31, 2016, respectively. Generally, loans are placed on non-accrual status when they become 90 days or more delinquent, and remain on non-accrual status until they are brought current, have six months of performance under the loan terms, and factors indicating reasonable doubt about the timely collection of payments no longer exist. Therefore, loans may be current in accordance with their loan terms, or may be less than 90 days delinquent, and still be on a non-accrual status. There were no loans past due 90 days or more and still accruing at June 30, 2017 and December 31, 2016.

The following tables present the delinquency status of past due and non-accrual loans at June 30, 2017 and December 31, 2016:

	June 30, 2017
	Delinquency Status
	0-29 Days	30-59 Days	60-89 Days	>/= 90 Days
(in thousands)	Past Due	Past Due	Past Due	Past Due	Total
Performing (accruing) loans:
Real estate:
Residential real estate	$144,351	$320	$21	$-	$144,692
Commercial real estate	239,824	622	513	-	240,959
Construction, land acquisition and development	22,724	-	-	-	22,724
Total real estate	406,899	942	534	-	408,375

Commercial and industrial	146,542	87	228	-	146,857

Consumer	133,601	1,151	212	-	134,964

State and political subdivisions	36,658	9	-	-	36,667
Total performing (accruing) loans	723,700	2,189	974	-	726,863

Non-accrual loans:
Real estate:
Residential real estate	362	-	1	161	524
Commercial real estate	122	-	-	1,294	1,416
Construction, land aquisition and development	-	-	-	-	-
Total real estate	484	-	1	1,455	1,940

Commercial and industrial	1,550	-	-	23	1,573

Consumer	50	38	3	77	168

State and political subdivisions	-	-	-	-	-
Total non-accrual loans	2,084	38	4	1,555	3,681

Total loans receivable	$725,784	$2,227	$978	$1,555	$730,544

	December 31, 2016
	Delinquency Status
	0-29 Days	30-59 Days	60-89 Days	>/= 90 Days
(in thousands)	Past Due	Past Due	Past Due	Past Due	Total
Performing (accruing) loans:
Real estate:
Residential real estate	$143,142	$229	$107	$-	$143,478
Commercial real estate	241,477	830	553	-	242,860
Construction, land acquisition and development	17,766	346	-	-	18,112
Total real estate	402,385	1,405	660	-	404,450

Commercial and industrial	153,378	307	9	-	153,694

Consumer	126,341	1,030	300	-	127,671

State and political subdivisions	43,709	-	-	-	43,709
Total peforming (accruing) loans	725,813	2,742	969	-	729,524

Non-accrual loans:
Real estate:
Residential real estate	176	202	17	387	782
Commercial real estate	201	23	-	746	970
Construction, land acquisition and development	-	245	-	-	245
Total real estate	377	470	17	1,133	1,997

Commercial and industrial	-	-	-	64	64

Consumer	56	25	2	90	173

State and political subdivisions	-	-	-	-	-
Total non-accrual loans	433	495	19	1,287	2,234

Total loans receivable	$726,246	$3,237	$988	$1,287	$731,758

The following tables present a distribution of the recorded investment, unpaid principal balance and the related allowance for FNCB’s impaired loans, which have been analyzed for impairment under ASC 310, at June 30, 2017 and December 31, 2016. Non-accrual loans, other than TDRs, with balances less than the $100 thousand loan relationship threshold are not evaluated individually for impairment and accordingly, are not included in the following tables. However, these loans are evaluated collectively for impairment as homogenous pools in the general allowance under ASC Topic 450. Total non-accrual loans, other than TDRs, with balances less than the $100 thousand loan relationship threshold that were evaluated under ASC Topic 450 amounted to $0.5 million at June 30, 2017 and $0.8 million at December 31, 2016.

	June 30, 2017
		Unpaid
	Recorded	Principal	Related
(in thousands)	Investment	Balance	Allowance
With no allowance recorded:
Real estate:
Residential real estate	$239	$340	$-
Commercial real estate	5,533	5,633	-
Construction, land acquisition and development	87	87	-
Total real estate	5,859	6,060	-

Commercial and industrial	446	748	-

Consumer	-	-	-

State and political subdivisions	-	-	-
Total impaired loans with no related allowance recorded	6,305	6,808	-

With a related allowance recorded:
Real estate:
Residential real estate	1,612	1,650	7
Commercial real estate	3,052	3,052	168
Construction, land acquisition and development	-	-	-
Total real estate	4,664	4,702	175

Commercial and industrial	1,200	1,200	601

Consumer	294	294	1

State and political subdivisions	-	-	-
Total impaired loans with a related allowance recorded	6,158	6,196	777

Total impaired loans:
Real estate:
Residential real estate	1,851	1,990	7
Commercial real estate	8,585	8,685	168
Construction, land acquisition and development	87	87	-
Total real estate	10,523	10,762	175

Commercial and industrial	1,646	1,948	601

Consumer	294	294	1

State and political subdivisions	-	-	-
Total impaired loans	$12,463	$13,004	$777

	December 31, 2016
		Unpaid
	Recorded	Principal	Related
(in thousands)	Investment	Balance	Allowance
With no allowance recorded:
Real estate:
Residential real estate	$386	$477	$-
Commercial real estate	1,066	1,143	-
Construction, land acquisition and development	350	766	-
Total real estate	1,802	2,386	-

Commercial and industrial	73	105	-

Consumer	-	-	-

State and political subdivisions	-	-	-
Total impaired loans with no related allowance recorded	1,875	2,491	-

With a related allowance recorded:
Real estate:
Residential real estate	1,543	1,543	29
Commercial real estate	1,871	1,871	254
Construction, land acquisition and development	-	-	-
Total real estate	3,414	3,414	283

Commercial and industrial	18	18	18

Consumer	297	297	1

State and political subdivisions	-	-	-
Total impaired loans with a related allowance recorded	3,729	3,729	302

Total impaired loans:
Real estate:
Residential real estate	1,929	2,020	29
Commercial real estate	2,937	3,014	254
Construction, land acquisition and development	350	766	-
Total real estate	5,216	5,800	283

Commercial and industrial	91	123	18

Consumer	297	297	1

State and political subdivisions	-	-	-
Total impaired loans	$5,604	$6,220	$302

The following table presents the average balance and interest income by loan category recognized on impaired loans for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
(in thousands)	Average Balance	Interest Income (1)	Average Balance	Interest Income (1)	Average Balance	Interest Income (1)	Average Balance	Interest Income (1)
Real estate:
Residential real estate	$1,841	$21	$2,278	$22	$1,884	$42	$2,577	$48
Commercial real estate	7,452	72	3,279	23	6,133	112	3,531	46
Construction, land acquisition and development	87	1	411	1	123	2	488	4
Total real estate	9,380	94	5,968	46	8,140	156	6,596	98

Commercial and industrial	1,059	9	343	1	879	14	390	2

Consumer	295	3	349	3	296	6	349	6

State and political subdivisions	-	-	-	-	-	-	-	-
Total impaired loans	$10,734	$106	$6,660	$50	$9,315	$176	$7,335	$106

(1) Interest income represents income recognized on accruing TDRs.

The additional interest income that would have been earned on non-accrual and restructured loans had these loans performed in accordance with their original terms approximated $39 thousand and $66 thousand for the three and six months ended June 30, 2017, respectively, and $59 thousand and $127 thousand for the three and six months ended June 30, 2016.

Troubled Debt Restructured Loans

TDRs at June 30, 2017 and December 31, 2016 were $11.0 million and $4.3 million, respectively. Accruing and non-accruing TDRs were $9.3 million and $1.7 million, respectively at June 30, 2017, and $4.2 million and $0.1 million, respectively at December 31, 2016. Approximately $777 thousand and $261 thousand in specific reserves have been established for TDRs as of June 30, 2017, and December 31, 2016, respectively. FNCB was not committed to lend additional funds to any loan classified as a TDR at June 30, 2017.

The modification of the terms of such loans may include one or a combination of the following, among others: a reduction of the stated interest rate of the loan, an extension of the maturity date, capitalization of real estate taxes, a payment modification under a forbearance agreement, or a permanent reduction of the recorded investment in the loan.

The following table shows the pre- and post-modification recorded investment in loans modified as TDRs during the three and six months ended June 30, 2017. There were no loans modified as TDRs during the three and six months ended June 30, 2016.

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
(dollars in thousands)	Contracts	Investments	Investments	Contracts	Investments	Investments
Troubled debt restructurings:
Residential real estate	1	$63	$63	1	$63	$63
Commercial real estate	7	1,228	1,228	8	5,250	5,250
Construction, land acquisition and development	-	-	-	-	-	-
Commercial and industrial	3	1,150	1,150	4	1,845	1,845
Consumer	-	-	-	-	-	-
States and political subdivisions	-	-	-	-	-	-
Total new troubled debt restructurings	11	$2,441	$2,441	13	$7,158	$7,158

The following table presents the types of modifications made during the three and six months ended June 30, 2017:

	Three months ended June 30, 2017				Six months ended June 30, 2017
(in thousands)	Extension of Term	Extension of Term and Forbearance	Forbearance	Total Modifications	Extension of Term	Extension of Term and Forbearance	Forbearance	Total Modifications
Types of modification:
Residential real estate	$63	$-	$-	$63	$63	$-	$-	$63
Commercial real estate	-	-	1,228	1,228	-	-	5,250	5,250
Construction, land acquisition and development	-	-	-	-	-	-	-	-
Commercial and industrial	-	25	1,125	1,150	-	25	1,820	1,845
Consumer	-	-	-	-	-	-	-	-
State and political subdivisions	-	-	-	-	-	-	-	-
Total modifications	$63	$25	$2,353	$2,441	$63	$25	$7,070	$7,158

There were six loan relationships modified as TDRs during the six months ended June 30, 2017, which incorporated a total of thirteen individual loans. There were three loan relationships, comprised of eight commercial real estate loans totaling $5.3 million, and two loan relationships comprised of four commercial and industrial loans totaling $1.8 million, that were modified under varying forms of forbearance agreements during the six months ended June 30, 2017. In addition, there was one residential real estate loan in the amount of $63 thousand that had its terms extended under a TDR. The commercial real estate modifications included a principal forbearance agreement for one loan in the amount of $4.0 million and reductions in required monthly principal payments resulting in balloon payments due at maturity for seven loans to two borrowers aggregating $1.2 million. The four commercial and industrial loan modifications involved the delay of required principal and interest payments for predefined time periods. In addition, a charge-off in the amount of $0.3 million was recorded as part of the modification of three commercial and industrial loans aggregating $1.8 million to one borrower. All loans modified during the six months ended June 30, 2017 are performing in accordance with their respective modified terms.

The following table presents the number and recorded investment of TDRs that were modified within the previous 12 months which have defaulted (defined as past due 90 days or more) during the three and six months ended June 30, 2017 and 2016:

Three Months Ended June 30,
	2017		2016
	Number of	Recorded	Number of	Recorded
(dollars in thousands)	Contracts	Investment	Contracts	Investment
Troubled debt restructurings:
Residential real estate	-	$-	1	$37
Commercial real estate	-	-	-	-
Construction, land acquisition and development	-	-	-	-
Commercial and industrial	-	-	-	-
Consumer	-	-	-	-
State and political subdivisions	-	-	-	-
Total TDR defaults	-	$-	1	$37

	Six Months Ended June 30,
	2017		2016
	Number of	Recorded	Number of	Recorded
(dollars in thousands)	Contracts	Investment	Contracts	Investment
Troubled debt restructurings:
Residential real estate	-	$-	3	$145
Commercial real estate	-	-	-	-
Construction, land acquisition and development	1	10	-	-
Commercial and industrial	-	-	-	-
Consumer	-	-	-	-
State and political subdivisions	-	-	-	-
Total TDR defaults	1	$10	3	$145

Residential Real Estate Loan Foreclosures

There were two consumer mortgage loans secured by residential real estate properties with an aggregate recorded investment of $89 thousand that were in the process of foreclosure at June 30, 2017. There was one residential real estate property with a carrying value of $80 thousand that was foreclosed upon during the three months ended June 30, 2017. For the six months ended June 30, 2017, there were two residential real estate properties with an aggregate carrying value of $125 thousand that were foreclosed upon. Of the two loans foreclosed upon during the six months ended June 30, 2017, one was an investor-owned residential real estate property with a carrying value of $45 thousand. There was one residential real estate property with a carrying value of $237 thousand that was foreclosed upon during the six months ended June 30, 2016.

There were four residential real estate properties with an aggregate carrying value of $166 thousand included in OREO at June 30, 2017, and two residential real estate properties with an aggregate carrying value of $41 thousand included in OREO at December 31, 2016.

Note 5.   Deposits

The following table presents deposits by major category at June 30, 2017 and December 31, 2016:

	June 30,	December 31,
(in thousands)	2017	2016
Demand (non-interest bearing)	$147,878	$173,702
Interest-bearing:
Interest-bearing demand	486,029	551,114
Savings	102,871	103,241
Time ($250,000 and over)	39,684	35,917
Other time	156,288	151,165
Total interest-bearing	784,872	841,437
Total deposits	$932,750	$1,015,139

Total deposits decreased $82.4 million to $932.8 million at June 30, 2017 from $1.015 billion at December 31, 2016. Non-interest-bearing deposits decreased $25.8 million to $147.9 million at June 30, 2017 from $173.7 million at December 31, 2016. Interest-bearing deposits decreased $56.6 million to $784.9 million at June 30, 2017 from $841.4 million at December 31, 2016. The decrease in non-interest-bearing deposits was primarily due to movements in the balances of larger commercial deposit relationships. The decrease in interest-bearing deposits was primarily due to the anticipated exit of short-term funds related to the sale of a municipal utility deposited in December 2016, and normal cyclical deposit trends of public depositors.

Note 6.   Income Taxes

The following table presents a reconciliation between the effective income tax expense and the income tax expense that would have been provided at the federal statutory tax rate of 34.0% for the three and six months ended June 30, 2017 and 2016:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2017		2016		2017		2016
(in thousands)	Amount	%	Amount	%	Amount	%	Amount	%
Provision at statutory tax rates	$919	34.00%	$777	34.00%	$1,940	34.00%	$1,243	34.00%
Add (deduct):
Tax effects of non-taxable income	(112)	(4.14% )	(125)	(5.47% )	(234)	(4.10% )	(253)	(6.92%	)
Non-deductible interest expense	3	0.09%	3	0.13%	6	0.10%	5	0.14%
Bank-owned life insurance	(46)	(1.70% )	(49)	(2.13% )	(92)	(1.61% )	(98)	(2.69%	)
Change in valuation allowance	-	0.00%	-	0.00%	-	0.00%	(8)	(0.22%	)
Other items, net	146	5.43%	55	2.38%	96	1.69%	(2)	(0.04%	)
Income tax expense	$910	33.68%	$661	28.92%	$1,716	30.08%	$887	24.27%

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

Management evaluates the carrying amount of its deferred tax assets on a quarterly basis, or more frequently if necessary, in accordance with guidance set forth in ASC Topic 740 “Income Taxes,” and applies the criteria in the guidance to determine whether it is more likely than not that some portion, or all, of the deferred tax asset will not be realized within its life cycle, based on the weight of available evidence. In evaluating available evidence, management considers, among other factors, historical financial performance, expectation of future earnings, the ability to carry back losses to recoup taxes previously paid, length of statutory carry forward periods, experience with operating loss and tax credit carry forwards not expiring unused, tax planning strategies and timing of reversals of temporary differences. In assessing the need for a valuation allowance, management carefully weighs both positive and negative evidence currently available. The weight given to the potential effect of positive and negative evidence must be commensurate with the extent to which it can be objectively verified. If management determines based on available evidence, both positive and negative, that it is more likely than not that some portion or all the deferred tax asset will not be realized in future periods, a valuation allowance is calculated and recorded. These determinations are inherently subjective and depend upon management’s estimates and judgments used in their evaluation of both positive and negative evidence.

Management performed an evaluation of FNCB’s deferred tax assets at June 30, 2017 and December 31, 2016 taking into consideration all available positive and negative evidence at that time. Based on this evaluation, management believes that FNCB’s future taxable income will be sufficient to utilize deferred tax assets. Accordingly, a valuation allowance for deferred tax assets was not required at June 30, 2017 and December 31, 2016.

FNCB uses the current statutory tax rate of 34.0% to value its deferred tax assets and liabilities. On April 26, 2017, the Trump Administration announced a comprehensive tax reform proposal that includes a reduction in the U.S. corporate income tax rate to 15.0%. If corporate tax rates are reduced, management expects FNCB would be required to record an initial charge against earnings to lower the carrying amount of its net deferred tax asset, and then, going forward, would record lower tax provisions on an ongoing basis. The proposal is at the beginning stages of negotiations and is scheduled to be addressed by Congress in later in 2017. It is too early in the process to determine if any of the proposals are actionable. Accordingly, management cannot assess the effect a change in the corporate tax rate would have on FNCB’s operating results or financial position at the present time.

Note 7.   Related Party Transactions/Subsequent Event

In conducting its business, FNCB has engaged in, and intends to continue to engage in, banking and financial transactions with directors, executive officers and their related parties.

FNCB has granted loans, letters of credit and lines of credit to directors, executive officers and their related parties. The following table summarizes the changes in the total amounts of such outstanding loans, advances under lines of credit, net of any participations sold, as well as repayments during the three and six months ended June 30, 2017 and 2016:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands)	2017	2016	2017	2016
Balance, beginning of period	$44,189	$43,966	$42,007	$52,652
Additions, new loans and advances	10,562	1,217	36,772	7,212
Repayments	(13,326)	(1,498)	(37,354)	(16,179)
Other (1)	-	(21)	-	(21)
Balance, end of period	$41,425	$43,664	$41,425	$43,664
(1) Represents loans to related parties that ceased being an insider during the period.

At June 30, 2017, there were no loans made to directors, executive officers and their related parties that were not performing in accordance with the terms of the loan agreements. As of December 31, 2016, there was one loan relationship aggregating $381 thousand to a business partially owned by a director that had been classified as “Special Mention”. Management had classified the loan relationship as Special Mention strictly because FNCB had not received current financial information from a non-related party to the loan agreements. As of June 30, 2017, the required updated financial information had been received, and the loan relationship was no longer criticized.

Deposits from directors, executive officers and their related parties held by the Bank at June 30, 2017 and December 31, 2016 amounted to $93.1 million and $119.3 million, respectively. Interest paid on the deposits amounted to $131 thousand and $94 thousand, respectively, for the six months ended on June 30, 2017 and 2016.

In the course of its operations, FNCB acquires goods and services from, and transacts business with, various companies of related parties, which include, but are not limited to, employee health insurance, fidelity bond and errors and omissions insurance, legal services, and repair of repossessed automobiles for resale. FNCB recorded payments to related parties for goods and services of $0.6 million and $1.1 million for the three and six months ended June 30, 2017, respectively, and $0.4 million and $0.9 million for the respective periods of 2016.

Subordinated notes (the “Notes”) held by directors and/or their related parties totaled $6.2 million at both June 30, 2017 and December 31, 2016. During the six months ended June 30, 2017, FNCB paid the quarterly interest payments due on the Notes for the period of December 1, 2016 through May 31, 2017, totaling $228 thousand, of which $140 thousand was paid to directors and/or their related interests. During the six months ended June 30, 2016, FNCB paid the quarterly interest payments due on the Notes for the period of December 1, 2015 through May 31, 2016, totaling $320 thousand, of which $197 thousand was paid to directors and/or their related interests. Also during the six months ended June 30, 2016, FNCB paid all previously deferred and accrued interest on the Notes for the period September 1, 2010 through May 31, 2015, which totaled $10.8 million, of which $3.9 million was paid to directors and/or their related interests.

One July 27, 2017, the Board of Directors approved the acceleration of a partial principal repayment in the amount of $5.0 million on the Notes, of which $3.1 million will be repaid to directors and/or their related parties. The principal repayment, which was originally due and payable on September 1, 2018, will be paid to Noteholders on September 1, 2017.

Note 8.   Contingencies

On May 24, 2012, a putative shareholder filed a complaint in the Court of Common Pleas for Lackawanna County (“Shareholder Derivative Suit”) against certain present and former directors and officers of FNCB (the “Individual Defendants”) alleging, inter alia, breach of fiduciary duty, abuse of control, corporate waste, and unjust enrichment. FNCB was named as a nominal defendant. On February 4, 2014, the Court issued a Final Order and Judgment for the matter granting approval of a Stipulation of Settlement (the “Settlement”) and dismissing all claims against FNCB and the Individual Defendants. As part of the Settlement, without admitting any fault, wrongdoing or liability, the Individual Defendants agreed to settle the derivative litigation for $5.0 million. The $5.0 million Settlement payment was made to FNCB on March 28, 2014. The Individual Defendants reserved their rights to indemnification under FNCB’s Articles of Incorporation and Bylaws, resolutions adopted by the Board, the Pennsylvania Business Corporation Law and any and all rights they have against FNCB’s and the Bank’s insurance carriers. In addition, in conjunction with the Settlement, FNCB accrued $2.5 million related to fees and costs of the plaintiff’s attorneys, which was included in non-interest expense in the consolidated statements of income for the year ended December 31, 2013. On April 1, 2014, FNCB paid the $2.5 million related to fees and costs of the plaintiff’s attorneys and partial indemnification of the Individual Defendants in the amount of $2.5 million, and as such, as of June 30, 2017, $2.5 million plus accrued interest remains accrued in other liabilities related to the potential indemnification of the Individual Defendants.

On September 5, 2012, Fidelity and Deposit Company of Maryland (“F&D”) filed an action against FNCB and the Bank, as well as several current and former officers and directors of FNCB, in the United States District Court for the Middle District of Pennsylvania. F&D has asserted a claim for the rescission of a directors’ and officers’ insurance policy and a bond that it had issued to FNCB. On November 9, 2012, FNCB and the Bank answered the claim and asserted counterclaims for the losses and expenses already incurred by FNCB and the Bank. FNCB and the other defendants are defending the claims and have opposed F&D’s requested relief by way of counterclaims, breaches of contract and bad faith claims against F&D for its failure to fulfill its obligations to FNCB and the Bank under the insurance policy. Discovery is complete and the parties have exchanged expert reports. Dispositive motions have been submitted by the parties and the Court has scheduled oral arguments on said motions. At this time, FNCB cannot reasonably determine the outcome of potential range of loss, if any, in connection with this matter.

On February 16, 2017, FNCB and the Bank entered into a Class Action Settlement Agreement and Release (the “Settlement Agreement”) in the matters filed in the Court of Common Pleas of Lackawanna County to Steven Antonik, Individually, and as Administrator of the Estate of Linda Kluska, William R. Howells and Louise A. Howells, Summer Benjamin, and Joshua Silfee, on behalf of themselves and all other similarly situated vs. First National Community Bancorp, Inc. and First National Community Bank, Civil Action No. 2013-CV-4438 and Charles Saxe, III, Individually and on behalf of all others similarly situated vs. First National Community Bank No. 2013-CV-5071 (collectively, the “Actions”). By entering into this Settlement Agreement, the parties to the Actions have resolved the claims made in the complaints to their mutual satisfaction. FNCB has not admitted to the validity of any claims or allegations and deny any liability in the claims made and the Plaintiffs have not admitted that any claims or allegations lack merit or foundation. Under the terms of the Settlement Agreement, the parties have agreed to the following: 1) FNCB is to pay the Plaintiffs’ class members the aggregate sum of Seven Hundred Fifty Thousand Dollars ($750,000) (an amount which FNCB recorded as a liability and corresponding expense in its 2015 operating results); 2) Plaintiffs shall release all claims against FNCB related to the Actions; 3) FNCB shall move to vacate or satisfy any judgments against any class members arising from the vehicle loans that are the subject of the Actions; and 4) FNCB shall waive the deficiency balance of each class member and remove the trade lines on each class members’ credit report associated with the subject vehicle loans that are at issue in the Actions for Experian, Equifax, and Transunion. The Settlement Agreement provides for an Incentive Award for the representative Plaintiffs and an award to Plaintiffs’ counsel of attorney’s fees and reimbursement of expenses in connection with their roles in these Actions, subject to Court approval. The Settlement Agreement was approved by Court Order on May 31, 2017. On March 2, 2017, FNCB paid the Settlement Administrator $750,000 pursuant to the terms and conditions of the Settlement Agreement. Additionally, in association with the subject vehicle loans, FNCB has substantially completed the removal of trade lines on each class member’s credit report and is in the process of satisfying judgments, where applicable, in favor of class members. As previously mentioned above and in connection with the primary terms of the tentative settlement agreement entered by Order of Court on December 17, 2015, FNCB recorded a liability and corresponding expense in the amount of Seven Hundred Fifty Thousand ($750,000), which was included in FNCB’s 2015 operating results.

FNCB has been subject to tax audits, and is also a party to routine litigation involving various aspects of its business, such as employment practice claims, workers compensation claims, claims to enforce liens, condemnation proceedings on properties in which FNCB holds security interests, claims involving the making and servicing of real property loans and other issues incident to its business, none of which has or is expected to have a material adverse impact on the consolidated financial condition, results of operations or liquidity of FNCB.

There have been no changes in the status of the other litigation disclosed in FNCB’s Annual Report on Form 10-K for the year ended December 31, 2016.

Note 9.   Stock Compensation Plans

FNCB had an Employee Stock Incentive Plan (the “Stock Incentive Plan”), where options were granted to key officers and other employees of FNCB. The aggregate number of shares authorized to be issued upon exercise of the options under the Stock Incentive Plan could not exceed 1,100,000 shares. Options and rights granted under the Stock Incentive Plan became exercisable six months after the date the options were awarded and expire ten years after the award date. Upon exercise, the shares are issued from FNCB’s authorized but unissued stock. The Stock Incentive Plan expired on August 30, 2010. Accordingly, no further grants will be made under the Stock Incentive Plan. No compensation expense related to options under the Stock Incentive Plan was required to be recorded in the three and six months ended June 30, 2017 and 2016.

During the three and six months ended June 30, 2017, 6,500 options outstanding under the Stock Incentive Plan were forfeited at a weighted average price outstanding of $13.15. As of June 30, 2017, 31,200 options remain outstanding and exercisable at a weighted average price of $13.15. There have been no other changes to the status of FNCB’s Stock Incentive Plan as of or for the six months ended June 30, 2017. For additional information related to the Stock Incentive Plan, refer to Note 13 to the consolidated financial statements included in FNCB’s Annual Report on Form 10-K for the year ended December 31, 2016.

FNCB has a Long-Term Incentive Compensation Plan (“LTIP”) for executives and key employees. The LTIP authorizes up to 1,200,000 shares of common stock for issuance and provides the Board of Directors with the authority to offer several different types of long-term incentives, including stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares. During the six months ended June 30, 2017 and 2016, the Board of Directors granted 54,549 and 67,600 shares of restricted stock, respectively, under the LTIP. At June 30, 2017, there were 977,253 shares of common stock available for award under the LTIP. For the six months ended June 30, 2017 and 2016, stock-based compensation expense, which is included in salaries and employee benefits expense in the consolidated statements of income, totaled $167 thousand and $129 thousand, respectively. Total unrecognized compensation expense related to unvested restricted stock awards was $608 thousand and $557 thousand at June 30, 2017 and 2016, respectively.

The following table summarizes the activity related to FNCB’s unvested restricted stock awards during the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
		Weighted-		Weighted-		Weighted-		Weighted-
		Average		Average		Average		Average
	Restricted	Grant Date	Restricted	Grant Date	Restricted	Grant Date	Restricted	Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Unvested, beginning of period	142,283	$6.09	164,371	$5.73	103,874	$5.74	112,958	$5.99
Awards granted	-	-	-	-	54,549	6.83	67,600	5.53
Forfeitures	-	-	(18,114)	5.62	(5,050)	5.65	(18,114)	5.62
Vestings	(35,788)	5.65	(36,661)	5.72	(46,878)	5.90	(52,848)	6.02
Unvested, end of period	106,495	$6.24	109,596	$5.75	106,495	$6.24	109,596	$5.75

Note 10. Regulatory Matters/Subsequent Event

FNCB’s ability to pay dividends to its shareholders is largely dependent on the Bank’s ability to pay dividends to FNCB. Bank regulations limit the amount of dividends that may be paid without prior approval of the Bank’s regulatory agency. For the three and six months ended June 30, 2017, cash dividends declared and paid by FNCB were $0.03 per share and $0.06 per share, respectively, and $0.02 per share and $0.04 per share for the same periods of 2016. On April 27, 2016, the Board of Directors approved the reinstatement of the Dividend Reinvestment and Stock Purchase Plan (“DRP”) which became effective on June 1, 2016. Common shares issued under the DRP for the three and six months ended June 30, 2017 totaled 29,861 and 65,240, respectively, and totaled 19,775 shares for both comparable periods of 2016. Additionally, on July 27, 2017, FNCB declared a cash dividend for the third quarter of 2017 of $0.03 per share, which is payable on September 15, 2017, to shareholders of record as of September 1, 2017.

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

The following tables present summary information regarding FNCB’s and the Bank’s risk-based capital and related ratios at June 30, 2017 and December 31, 2016:

	Consolidated		Bank Only		Minimum Required For Capital Adequacy Purposes	Minimum Required For Capital Adequacy Purposes with Conservation Buffer	Minimum To Be Well Capitalized Under Prompt Corrective Action Regulations*
(in thousands)	Amount	Ratio	Amount	Ratio	Ratio	Ratio	Ratio
June 30, 2017

Total capital (to risk-weighted assets)	$101,212	12.53%	$108,565	13.44%	8.00%	9.25%	10.00%

Tier I capital (to risk-weighted assets)	87,475	10.83%	99,829	12.36%	6.00%	7.25%	8.00%

Tier I common equity (to risk-weighted assets)	81,077	10.04%	99,829	12.36%	4.50%	5.75%	6.50%

Tier I capital (to average assets)	87,475	7.99%	99,829	9.12%	4.00%	4.00%	5.00%

Total risk-weighted assets	807,927		807,519

Total average assets	1,095,213		1,095,181

	Consolidated		Bank Only		Minimum Required For Capital Adequacy Purposes	Minimum Required For Capital Adequacy Purposes with Conservation Buffer	Minimum To Be Well Capitalized Under Prompt Corrective Action Regulations*
(in thousands)	Amount	Ratio	Amount	Ratio	Ratio	Ratio	Ratio
December 31, 2016

Total capital (to risk-weighted assets)	$96,827	12.06%	$102,786	12.81%	8.00%	8.625%	10.00%

Tier I capital (to risk-weighted assets)	82,159	10.23%	94,118	11.73%	6.00%	6.625%	8.00%

Tier I common equity (to risk-weighted assets)	80,049	9.97%	94,118	11.73%	4.50%	5.125%	6.50%

Tier I capital (to average assets)	82,159	7.53%	94,118	8.63%	4.00%	4.00%	5.00%

Total risk-weighted assets	803,026		802,610

Total average assets	1,090,665		1,090,550

_________________________

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

Securities

The estimated fair values of available-for-sale equity securities are determined by obtaining quoted prices on nationally recognized exchanges (Level 1 inputs). The estimated fair values for FNCB’s investments in obligations of U.S. government agencies, obligations of state and political subdivisions, government-sponsored agency CMOs and mortgage-backed securities, corporate debt securities, asset-backed securities and negotiable certificates of deposit are obtained by FNCB from a nationally-recognized pricing service. This pricing service develops estimated fair values by analyzing like securities and applying available market information through processes such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing (Level 2 inputs), to prepare valuations. Matrix pricing is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities. The fair value measurements consider observable data that may include, among other things, dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, and are based on market data obtained from sources independent from FNCB. The Level 2 investments in FNCB’s portfolio are priced using those inputs that, based on the analysis prepared by the pricing service, reflect the assumptions that market participants would use to price the assets. Management has determined that the Level 2 designation is appropriate for these securities because, as with most fixed-income securities, those in FNCB’s portfolio are not exchange-traded, and such non-exchange-traded fixed income securities are typically priced by correlation to observed market data. FNCB has reviewed the pricing service’s methodology to confirm its understanding that such methodology results in a valuation based on quoted market prices for similar instruments traded in active markets, quoted markets for identical or similar instruments traded in markets that are not active and model-based valuation techniques for which the significant assumptions can be corroborated by market data as appropriate to a Level 2 designation.

FNCB did not own any securities for which fair value was determined using Level 3 inputs at June 30, 2017 and December 31, 2016.

Loans

Except for collateral-dependent impaired loans, fair values of loans are estimated by discounting the projected future cash flows using market discount rates that reflect the credit, liquidity, and interest rate risk inherent in the loan. Projected future cash flows are calculated based upon contractual maturity or call dates, projected repayments and prepayments of principal. The estimated fair value of collateral-dependent impaired loans is based on the appraised loan value or other reasonable offers less estimated costs to sell. FNCB does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for credit losses is established. The specific reserves for collateral-dependent impaired loans are based on the fair value of the collateral less estimated costs to sell. The fair value of the collateral is generally based on appraisals. In some cases, adjustments are made to the appraised values due to various factors including age of the appraisal, age of comparables included in the appraisal, and known changes in the market and in the collateral. When significant adjustments are based on unobservable inputs, the resulting fair value measurement is categorized as a Level 3 measurement.

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

Assets Measured at Fair Value on a Recurring Basis

The following tables present the financial assets that are measured at fair value on a recurring basis at June 30, 2017 and December 31, 2016, and the fair value hierarchy of the respective valuation techniques utilized by FNCB to determine the fair value:

	Fair Value Measurements at June 30, 2017
			Significant	Significant
		Quoted Prices	Other	Other
		in Active Markets	Observable	Unobservable
		for Identical Assets	Inputs	Inputs
(in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Obligations of U.S. government agencies	$-	$-	$-	$-
Obligations of state and political subdivisions	150,636	-	150,636	-
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	21,598	-	21,598	-
Collateralized mortgage obligations - commercial	77,751	-	77,751	-
Mortgage-backed securities	22,651	-	22,651	-
Corporate debt securities	-	-	-	-
Asset-backed securities	850	-	850	-
Negotiable certificates of deposit	3,198	-	3,198	-
Equity securities	934	934	-	-
Total available-for-sale securities	$277,618	$934	$276,684	$-

	Fair Value Measurements at December 31, 2016
			Significant	Significant
		Quoted Prices	Other	Other
		in Active Markets	Observable	Unobservable
		for Identical Assets	Inputs	Inputs
(in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Obligations of U.S. government agencies	$12,188	$-	$12,188	$-
Obligations of state and political subdivisions	117,873	-	117,873	-
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	18,084	-	18,084	-
Collateralized mortgage obligations - commercial	99,350	-	99,350	-
Mortgage-backed securities	20,576	-	20,576	-
Corporate debt securities	453	-	453	-
Asset-backed securities	-	-	-	-
Negotiable certificates of deposit	3,216	-	3,216	-
Equity securities	936	936	-	-
Total available-for-sale securities	$272,676	$936	$271,740	$-

There were no transfers between levels within the fair value hierarchy during the six months ended June 30, 2017 and 2016.

Assets Measured at Fair Value on a Non-Recurring Basis

The following tables present assets and liabilities measured at fair value on a non-recurring basis at June 30, 2017 and December 31, 2016, and additional quantitative information about the valuation techniques and inputs utilized by FNCB to determine fair value. All such assets were measured using Level 3 inputs.

	June 30, 2017
	Fair Value Measurement			Quantitative Information
	Recorded	Valuation	Fair	Valuation	Unobservable	Value/
(in thousands)	Investment	Allowance	Value	Technique	Inputs	Range
Impaired loans - collateral dependent	$1,589	$619	$970	Appraisal of collateral	Selling cost		10.0%
Impaired loans - other	4,569	158	4,411	Discounted cash flows	Discount rate	3.0%	-	7.5%
Other real estate owned	562	-	562	Appraisal of collateral	Selling cost		10.0%

	December 31, 2016
	Fair Value Measurement			Quantitative Information
	Recorded	Valuation	Fair	Valuation	Unobservable	Value/
(in thousands)	Investment	Allowance	Value	Technique	Inputs	Range
Impaired loans - collateral dependent	$482	$68	$414	Appraisal of collateral	Selling cost		10.0%
Impaired loans - other	3,247	234	3,013	Discounted cash flows	Discount rate	3.0%	-	7.5%
Other real estate owned	1,949	-	1,949	Appraisal of collateral	Selling cost		10.0%

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

The following table summarizes the estimated fair values of FNCB’s financial instruments at June 30, 2017 and at December 31, 2016. FNCB discloses fair value information about financial instruments, whether or not recognized in the statements of financial condition, for which it is practicable to estimate that value. The following estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, management judgment is required to interpret data and develop fair value estimates. Accordingly, the estimates below are not necessarily indicative of the amounts FNCB could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	Fair Value	June 30, 2017		December 31, 2016
(in thousands)	Measurement	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Cash and short term investments	Level 1	$26,160	$26,160	$112,445	$112,445
Securities available for sale	See previous table	277,618	277,618	272,676	272,676
FHLB of Pittsburgh stock	Level 2	2,282	2,282	3,311	3,311
Loans held for sale	Level 2	617	617	596	596
Loans, net	Level 3	724,672	719,872	725,860	715,602
Accrued interest receivable	Level 2	2,784	2,784	2,757	2,757
Servicing rights	Level 3	230	754	215	744

Financial liabilities
Deposits	Level 2	932,750	902,622	1,015,139	968,904
Borrowed funds	Level 2	65,213	65,259	78,847	78,923
Accrued interest payable	Level 2	235	235	242	242

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

The following table presents the calculation of both basic and diluted earnings per common share for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except share data)	2017	2016	2017	2016
Net income	$1,792	$1,625	$3,989	$2,768

Basic weighted-average number of common shares outstanding	16,716,899	16,549,169	16,687,389	16,534,464
Plus: Common share equivalents	20,096	4,467	16,667	2,644
Diluted weighted-average number of common shares outstanding	16,736,995	16,553,636	16,704,056	16,537,108

Income per common share:
Basic	$0.11	$0.10	$0.24	$0.17
Diluted	$0.11	$0.10	$0.24	$0.17

For the three and six months ended June 30, 2017 and 2016, common share equivalents reflected in the table above were related entirely to the incremental shares of unvested restricted stock. Stock options of 31,200 and 50,746 for the six months ended June 30, 2017 and 2016, respectively, were excluded from common share equivalents. The exercise prices of stock options exceeded the average market price of FNCB’s common shares during the periods presented; therefore, inclusion of these common share equivalents would be anti-dilutive to the diluted earnings per common share calculation.

Note 13. Other Comprehensive Income

The following tables summarize the reclassifications out of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2017 and 2016, which are comprised entirely of unrealized gains and losses on available-for-sale securities:

	Three Months Ended June 30, 2017		Six Months Ended June 30, 2017
	Amount Reclassifed		Amount Reclassifed
	from Accumulated		from Accumulated
	Other Comprehensive	Affected Line Item in the	Other Comprehensive	Affected Line Item in the
(in thousands)	Income (Loss)	Consolidated Statements of Income	Income (Loss)	Consolidated Statements of Income
Available-for-sale securities:
Net gains on sale of securities reclassified into net income	$(693)	Net gain on sale of securities	$(971)	Net gain on sale of securities
Taxes	235	Income taxes	330	Income taxes
Net of tax amount	$(458)		$(641)

	Three Months Ended June 30, 2016		Six Months Ended June 30, 2016
	Amount Reclassifed		Amount Reclassifed
	from Accumulated		from Accumulated
	Other Comprehensive	Affected Line Item in the	Other Comprehensive	Affected Line Item in the
(in thousands)	Income (Loss)	Consolidated Statements of Income	Income (Loss)	Consolidated Statements of Income
Available-for-sale securities:
Net gains on sale of securities reclassified into net income	$(857)	Net gain on sale of securities	$(960)	Net gain on sale of securities
Taxes	291	Income taxes	326	Income taxes
Net of tax amount	$(566)		$(634)

The following table summarizes the changes in accumulated other comprehensive income (loss), net of tax for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2017	2016	2017	2016
Beginning balance	$(749)	$4,782	$(1,784)	$(238)
Other comprehensive income before reclassifications	2,132	2,520	3,350	7,608
Amounts reclassified from accumulated other comprehensive income	(458)	(566)	(641)	(634)
Net other comprehensive income during the period	1,674	1,954	2,709	6,974
Ending balance	$925	$6,736	$925	$6,736

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

This Quarterly Report should be read in conjunction with the more detailed and comprehensive disclosures included in the Annual Report on Form 10-K for the year ended December 31, 2016 and Form 10-Q for the quarter ended March 31, 2017 for FNCB Bancorp, Inc. and subsidiaries (collectively “FNCB”). In addition, please read this section in conjunction with the consolidated financial statements and notes to consolidated financial statements contained elsewhere herein.

FNCB is in the business of providing customary retail and commercial banking services to individuals, businesses and local governments within its primary market area located in Northeastern Pennsylvania.

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

Readers should carefully review the risk factors described in the Annual Report and other documents that FNCB periodically files with the SEC, including its Form 10-K for the year ended December 31, 2016.

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

Securities Valuation and Evaluation for Impairment

Management utilizes various inputs to determine the fair value of its investment portfolio. To the extent they exist, unadjusted quoted market prices in active markets (Level 1) or quoted prices for similar assets or models using inputs that are observable, either directly or indirectly (Level 2) are utilized to determine the fair value of each investment in the portfolio. In the absence of observable inputs or if markets are illiquid, valuation techniques are used to determine fair value of any investments that require inputs that are both unobservable and significant to the fair value measurement (Level 3). For Level 3 inputs, valuation techniques are based on various assumptions, including, but not limited to, cash flows, discount rates, adjustments for nonperformance and liquidity, and liquidation values. A significant degree of judgment is involved in valuing investments using Level 3 inputs. The use of different assumptions could have a positive or negative effect on FNCB’s financial condition or results of operations. See Note 3, “Securities” and Note 11, “Fair Value Measurements” of the notes to consolidated financial statements included in Item 1 hereof for additional information about FNCB’s securities valuation techniques.

On a quarterly basis, management evaluates individual investment securities in an unrealized loss position for other than temporary impairment (“OTTI”). The analysis of OTTI requires the use of various assumptions, including but not limited to, the length of time an investment’s fair value is less than book value, the severity of the investment’s decline, any credit deterioration of the issuer, whether management intends to sell the security, and whether it is more likely than not that FNCB will be required to sell the security prior to recovery of its amortized cost basis. Debt investment securities deemed to have OTTI are written down by the impairment related to the estimated credit loss, and the non-credit related impairment loss is recognized in other comprehensive income. FNCB did not recognize OTTI charges on investment securities for the six months ended June 30, 2017 and 2016 within the consolidated statements of income.

Refer to Note 3, “Securities” of the notes to consolidated financial statements included in Item 1 hereof for additional information about valuation of securities.

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

FNCB records an income tax provision or benefit based on the amount of tax, including alternative minimum tax, currently payable or receivable and the change in deferred tax assets and liabilities. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes. Management conducts quarterly assessments of all available positive and negative evidence to determine the amount of deferred tax assets that will more likely than not be realized. FNCB establishes a valuation allowance for deferred tax assets and records a charge to income if management determines, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, management considers past operating results, estimates of future taxable income based on approved business plans, future capital requirements and ongoing tax planning strategies. This evaluation process involves significant management judgment about assumptions that are subject to change from period to period depending on the related circumstances. The recognition of deferred tax assets requires management to make significant assumptions and judgments about future earnings, the periods in which items will impact taxable income, future corporate tax rates, and the application of inherently complex tax laws. The use of different estimates can result in changes in the amounts of deferred tax items recognized, which may result in equity and earnings volatility because such changes are reported in current period earnings.

FNCB uses the current statutory tax rate of 34.0% to value its deferred tax assets and liabilities. On April 26, 2017, the Trump Administration announced a comprehensive tax reform proposal that includes a reduction in the U.S. corporate income tax rate to 15.0%. If corporate tax rates are reduced, management expects FNCB would be required to record an initial charge against earnings to lower the carrying amount of its net deferred tax asset, and then, going forward, would record lower tax provisions on an ongoing basis. The proposal is at the beginning stages of negotiations and is scheduled to be addressed by Congress later in 2017. It is too early in the process to determine if any of the proposals are actionable. Accordingly, management cannot assess the effect a change in the corporate tax rate would have on FNCB’s operating results or financial position at the present time.

In connection with determining the income tax provision or benefit, management considers maintaining liabilities for uncertain tax positions and tax strategies that it believes contain an element of uncertainty. Periodically, management evaluates each of FNCB’s tax positions and strategies to determine whether a liability for uncertain tax benefits is required. As of June 30, 2017, and December 31, 2016, management determined that FNCB did not have any uncertain tax positions or tax strategies and that no liability was required to be recorded.

Refer to Note 6, “Income Taxes” of the notes to consolidated financial statements included in Item 1 hereof for additional information about income taxes.

New Authoritative Accounting Guidance and Accounting Guidance to be Adopted in Future Periods

Refer to Note 2, “New Authoritative Accounting Guidance” of the notes to consolidated financial statements included in Item 1 hereof for information about new authoritative accounting guidance issued during the three months ended June 30, 2017, not previously reported, that will be adopted by FNCB in future periods.

Executive Summary

The following overview should be read in conjunction with this MD&A in its entirety.

On June 30, 2016, First National Community Bancorp, Inc., the parent company of First National Community Bank, announced that following receipt of required regulatory approvals from the Pennsylvania Department of Banking and Securities, First National Community Bank had completed a charter conversion from a national bank to a Pennsylvania state bank, and as a result of the conversion, First National Community Bank changed its legal name to FNCB Bank. Both the charter conversion and legal name change became effective June 30, 2016. On October 4, 2016, First National Community Bancorp, Inc., the parent company of FNCB Bank, filed an amendment to its articles of incorporation to change its name, effective October 17, 2016, to FNCB Bancorp, Inc. The Board of Directors of FNCB also amended the bylaws of FNCB, effective October 17, 2016, to reflect the new name.

FNCB recorded consolidated net income of $1.8 million, or $0.11 per diluted common share, for the three-month period ended June 30, 2017, an increase of $0.2 million compared to net income of $1.6 million, or $0.10 per diluted common share, for the comparable three months of 2016. Net income for the six months ended June 30, 2017 was $4.0 million, or $0.24 per diluted common share, an increase of $1.2 million, compared to net income of $2.8 million, or $0.17 per diluted common share, for the same period of 2016. The annualized return on average equity was 7.60% and 8.66%, respectively, for the three- and six-month periods ended June 30, 2017, compared to 7.12% and 6.15%, respectively, for the comparable periods in 2016. For the three and six months ended June 30, 2017, the annualized return on average assets was 0.65% and 0.71%, respectively, and 0.60% and 0.51%, respectively, for the same periods of 2016. FNCB paid dividends to holders of common stock of $0.03 per share for the three months ended June 30, 2017, totaling $0.06 per share for the year-to-date period of 2017. Dividends paid to holders of common stock were $0.02 per share and $0.04 per share for the three and six months ended June 30, 2016, respectively.

The $0.2 million, or 12.5%, increase in earnings for the second quarter of 2017, as compared to the same quarter of 2016, was primarily due to a $0.4 million increase in net interest income, coupled with a decrease of $0.1 million in non-interest expense. Partially offsetting these positive fluctuations was a decrease of $0.1 million in non-interest income and an increase of $0.2 million in income tax expense.

Year-to-date net income increased $1.2 million, or 44.1%, comparing the six months ended June 30, 2017 and 2016. The improvement in earnings was due primarily to a credit for loan and lease losses of $0.1 million in 2017 as compared to a provision of $1.1 million in 2016, coupled with increases in net interest income of $0.8 million, or 5.1%, and non-interest income of $0.2 million, or 4.9%. These improvements were partially offset by an increase in income tax expense of $0.8 million.

Total assets decreased $87.9 million, or 7.4%, to $1.107 billion at June 30, 2017 from $1.195 billion at December 31, 2016. The change in total assets primarily reflected an $82.4 million, or 8.1%, reduction in total deposits, which led to a corresponding decrease of $86.3 million in cash and cash equivalents. The decrease in total deposits was primarily attributable to cyclical net outflows of several large commercial and municipal customer relationships, along with the anticipated exit of short-term funds related to the sale of a municipal utility in December 2016. Also affecting the balance sheet was an increase in securities available for sale of $5.0 million, a decrease in net loans of $1.2 million, and a decrease in borrowed funds, specifically advances from the Federal Home Loan Bank of Pittsburgh, of $13.6 million.

Total shareholders’ equity increased $6.3 million, or 7.0%, to $96.5 million at June 30, 2017 from $90.1 million at December 31, 2016. The capital improvement resulted primarily from net income for the first six months of 2017 of $4.0 million, coupled with a $2.7 million increase in accumulated other comprehensive income, which resulted from appreciation in the fair value of available-for-sale securities net of the tax impact of the appreciation.

Continuing throughout 2017, management is focused on developing strategies aimed at improving long-term financial performance by improving efficiency, increasing net interest income through commercial and retail loan growth initiatives, and developing additional sources of non-interest income. On January 20, 2017, FNCB opened a loan production office in Allentown, Lehigh County, Pennsylvania, and began offering its retail and commercial lending products in this new market area. Additionally, in order to facilitate loan growth initiatives, on March 7, 2017, FNCB opened a lending center immediately adjacent to its main office in Dunmore, Lackawanna County, Pennsylvania, which houses part of its commercial and retail lending units.

As part of its responsibilities, management regularly evaluates FNCB’s delivery system and facilities including analyzing each office’s operating efficiency, location, foot traffic, structure and design. As a result of these evaluations, on May 1, 2017, FNCB announced that the Bank will implement a comprehensive branch network improvement program that will focus on strengthening, better positioning and expanding its market coverage by developing new state-of-the-art customer facilities, as well as relocating and consolidating select locations. In accordance with the branch network improvement program, on June 30, 2017, FNCB consolidated its branch office located at 1127 Texas Palmyra Highway, Honesdale, Wayne County, Pennsylvania with its branch located at 1001 Main Street, Honesdale, Pennsylvania.

As part of this network improvement program, FNCB has also announced its intention to relocate three branches located in Luzerne County, Pennsylvania to a new location, which is anticipated to occur during the first half of 2018. The three branches that will be relocated include: 1) a branch located at 734 San Souci Parkway, Hanover Township, Pennsylvania; 2) a branch located at 27 North River Street, Plains, Pennsylvania; and 3) a branch located at 3 Old Boston Road, Pittston, Pennsylvania. These three branches will be relocated into a brand-new facility to be built in the Richland 315 development located at 1150 Route 315, Wilkes-Barre (Plains Township), Luzerne County, Pennsylvania. FNCB currently leases these three branches, as well as the aforementioned Honesdale branch, that will be consolidated and will lease the future Luzerne County facility. FNCB does not expect to incur any significant disposal costs on either the Wayne County or Luzerne County consolidations.

The program also calls for the continued evaluation of FNCB’s delivery systems. In the second quarter of 2017, FNCB commenced a project to upgrade its entire automated teller machine network. In addition, management plans to evaluate the development of new state-of-the-art facilities on properties already owned by FNCB located in Taylor Borough, Lackawanna County, Pennsylvania and in Dunmore, Lackawanna County, Pennsylvania.

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

Since the first 25-basis point increase in the federal funds target rate on December 16, 2015, the Federal Open Market Committee (“FOMC”) increased the target rate a total of 75 basis points in three 25-basis point actions on December 14, 2016, March 15, 2017 and June 14, 2017. These actions resulted in corresponding increases in the national prime rate. At June 30, 2017, the national prime rate was 4.25%, 75 basis points higher than 3.50% at June 30, 2016. FNCB has experienced an increase in loan yields in the second quarter of 2017 as compared to the same quarter of 2016, as variable- and adjustable-rate loans have begun to reprice upward. The increase in market interest rates has also led to notable increases in funding costs, specifically brokered deposits and FHLB borrowings. Deposit costs have also begun to increase, but to a lesser extent.

Net interest income on a tax-equivalent basis increased $0.4 million, or 5.2%, to $8.2 million for the three months ended June 30, 2017 from $7.8 million for the comparable period of 2016. Tax-equivalent interest income increased $0.5 million, or 5.6%, to $9.4 million for the three months ended June 30, 2017 from $8.9 million for the same period of 2016. Partially offsetting the increase tax-equivalent interest income was an increase in interest expense of $0.1 million, or 8.9%, which largely reflected an interest expense paid on deposits, partially offset by a reduction in interest on borrowed funds. Tax-equivalent net interest margin, a key measurement used in the banking industry to measure income from earning assets relative to the cost to fund those assets, is calculated by dividing tax-equivalent net interest income by average interest-earning assets. FNCB’s tax-equivalent net interest margin improved 7 basis points to 3.21% for the second quarter of 2017 from 3.14% for the same quarter of 2016. Additionally, the tax-equivalent margin for the second quarter of 2017 was a 14-basis point improvement compared to 3.07% for the first quarter of 2017. Rate spread, the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities shown on a fully tax-equivalent basis, was 3.13% for the three months ended June 30, 2017, an increase of 7 basis points compared to 3.06% for the same period of 2016. Despite the quarterly improvement, FNCB’s tax-equivalent net interest margin and spread for the six months ended June 30, 2017 remained relatively flat, each increasing by only 1 basis point as compared to the same period of 2016.

The $0.5 million increase in tax-equivalent interest income comparing the second quarters of 2017 and 2016 was due primarily to an improvement in the tax-equivalent yield on earning assets of 10 basis points, which contributed $395 thousand to the increase in tax-equivalent interest income. Specifically, the tax-equivalent yields on loans, investment securities, and interest-bearing deposits with banks increased by 14 basis points, 17 basis points, and 67 basis points, respectively, contributing $264 thousand, $122 thousand, and $9 thousand, respectively, to the improvement in tax-equivalent interest income. Additionally, the average balance of earning assets increased by $28.5 million, which resulted in a corresponding increase in tax-equivalent interest income of $105 thousand. The increase was concentrated in the average balance of investment securities, which grew $23.3 million, or 8.9%, to $285.2 million for the three months ended June 30, 2017 from $261.9 million for the same three months of 2016, as the investment portfolio played a more prominent role in FNCB’s mix of earning assets. In addition, average interest-bearing deposits in other banks grew $10.3 million comparing the second quarters of 2017 and 2016, which contributed $21 thousand to the increase in tax-equivalent interest income. Partially offsetting the growth in investment securities and interest-bearing deposits in other banks was a $5.2 million, or 0.7%, decline in average loans to $725.6 million for the second quarter of 2017 from $730.8 million for the respective quarter of 2016, which resulted in a corresponding decrease to tax-equivalent interest income of $66 thousand.

Partially offsetting the improvement in tax-equivalent interest income was a $93 thousand increase in interest expense comparing the second quarters of 2017 and 2016, which largely reflected a 3-basis point increase in the cost of funds to 0.53% for the three months ended June 30, 2017 from 0.50% for the comparable period of 2016. Partially offsetting the higher funding costs was a reduction in the average balance of borrowed funds. Interest expense paid on deposits for the second quarter of 2017 increased $163 thousand over the comparable quarter of 2016, which was driven by a 5-basis point increase in the average rate paid on deposits, resulting in an increase to interest expense of $144 thousand. When comparing the second quarter of 2017 with that of 2016, the increase in rates paid on interest-bearing demand deposits and savings deposits increased by 13 basis points and 6 basis points, respectively, while the rate paid on average time deposits declined slightly, by only 2 basis points. The increase in rate was coupled with an increase in the average balance of interest-bearing deposits, which also led to an increase in interest expense of $19 thousand. Partly mitigating the increase in interest expense paid on interest-bearing deposits was a decrease of $70 thousand in interest paid on borrowed funds, driven entirely by a reduction in the average balance of $44.9 million, or 38.3%, to $72.3 million for the three months ended June 30, 2017 from $117.2 million for the same three months of 2016. The decrease in average borrowed funds led to a decrease in interest expense of $174 thousand, which was partly offset by a 43-basis point increase in the average rate paid on borrowed funds, resulting in an increase in interest expense of $104 thousand.

For the six months ended June 30, 2017, net interest income on a tax-equivalent basis increased $0.8 million, or 4.8%, to $16.3 million from $15.5 million for the comparable period in 2016. Comparing the year-to-date periods of 2017 and 2016, tax-equivalent interest income increased $0.9 million, or 5.0%, while interest expense increased $0.1 million, or 7.0%. The increase in tax-equivalent interest income was primarily due to an increase in the tax-equivalent yield on earning assets of 2 basis points to 3.56% for the six months ended June 30, 2017 from 3.54% for the same period of 2016. The increase resulted from increases in the yields on loans, investment securities, and interest-bearing deposits of 10 basis points, 15 basis points, and 55 basis points, respectively, contributing $369 thousand, $190 thousand, and $18 thousand, respectively, to the improvement in tax-equivalent interest income. The average balance of interest-earning assets increased $43.2 million, or 4.3%, comparing the year-to-date period of 2017 with that of 2016, which resulted in a $309 thousand increase in tax-equivalent interest income. The average balances of investment securities grew $25.0 million, or 9.6%, to $284.8 million for the six months ended June 30, 2017 from $259.8 million for the same period of 2016. which resulted in additional interest income of $329 thousand. In addition, the average balance of interest-bearing deposits in other banks increased $23.0 million and resulted in an increase in interest income of $98 thousand comparing the six-month periods ended June 30, 2017 and 2016. Partially offsetting these volume increases was a $118 thousand decrease in interest income due to a $4.7 million, or 0.6%, reduction in the average balance of loans to $726.5 million for the six months ended June 30, 2017 from $731.2 million for the same six-month period of 2016.

The increase in interest expense of $0.1 million resulted primarily from a 3-basis point increase in the cost of deposits, from 0.36% for the six months ended June 30, 2016, to 0.39% for the same period of 2017, coupled with a 37-basis point increase in the cost of borrowed funds. The increases in rates paid on deposits and borrowed funds led to increases in interest expense of $220 thousand and $179 thousand, respectively. These rate increases were partially offset by a decline in the average balance of borrowed funds of $40.0 million, or 34.7%, to $75.3 million for the six months ended June 30, 2017 from $115.3 million for the six months ended June 30, 2016, which resulted in a reduction in interest expense paid of $301 thousand. The aforementioned factors resulted in a relatively steady cost of interest-bearing liabilities when comparing the six months ended June 30, 2017 and 2016, increasing by only 1 basis point to 0.50% from 0.49%, respectively.

Net interest income depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them. The following tables present certain information about FNCB’s consolidated statements of financial condition and consolidated statements of income for the three- and six-month periods ended June 30, 2017 and 2016, and reflect the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are calculated by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include amortization of fees which are considered adjustments to yields.

	Three Months Ended
	June 30, 2017			June 30, 2016
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Assets
Earning assets (2)(3)
Loans-taxable (4)	$685,426	$6,932	4.05%	$682,642	$6,674	3.91%
Loans-tax free (4)	40,190	482	4.80%	48,131	542	4.50%
Total loans (1)(2)	725,616	7,414	4.09%	730,773	7,216	3.95%
Securities-taxable	284,133	1,889	2.66%	260,835	1,618	2.48%
Securities-tax free	1,105	18	6.52%	1,090	17	6.11%
Total securities (1)(5)	285,238	1,907	2.67%	261,925	1,635	2.50%
Interest-bearing deposits in other banks	12,676	32	1.01%	2,347	2	0.34%
Total earning assets	1,023,530	9,353	3.66%	995,045	8,853	3.56%
Non-earning assets	99,075			105,960
Allowance for loan and lease losses	(8,403)			(8,689)
Total assets	$1,114,202			$1,092,316

Liabilities and Shareholders' Equity
Interest-bearing liabilities
Interest-bearing demand deposits	$478,284	402	0.34%	$416,797	223	0.21%
Savings deposits	102,531	35	0.14%	96,122	19	0.08%
Time deposits	202,857	389	0.77%	212,633	421	0.79%
Total interest-bearing deposits	783,672	826	0.42%	725,552	663	0.37%
Borrowed funds and other interest-bearing liabilities	72,347	317	1.75%	117,229	387	1.32%
Total interest-bearing liabilities	856,019	1,143	0.53%	842,781	1,050	0.50%
Demand deposits	152,974			146,622
Other liabilities	10,633			11,125
Shareholders' equity	94,576			91,788
Total liabilities and shareholder's equity	$1,114,202			$1,092,316

Net interest income/interest rate spread (6)		8,210	3.13%		7,803	3.06%
Tax-equivalent adjustment		(170)			(190)
Net interest income as reported		$8,040			$7,613

Net interest margin (7)			3.21%			3.14%

______________________________

(1)	Interest income is presented on a tax-equivalent basis using a 34% rate for 2017 and 2016.
(2)	Loans are stated net of unearned income.
(3)	Nonaccrual loans are included in loans within earning assets
(4)	Loan fees included in interest income are not significant
(5)	The yields for securities that are classified as available for sale is based on the average historical amortized cost.
(6)	Interest rate spread represents the difference between the average yield on interest earning assets and the cost of interest bearing liabilities and is presented on a tax equivalent basis.
(7)	Net interest income as a percentage of total average interest earning assets.

	Six Months Ended
	June 30, 2017			June 30, 2016
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Assets
Earning assets (2)(3)
Loans-taxable (4)	$684,477	$13,633	3.98%	$682,920	$13,277	3.89%
Loans-tax free (4)	41,996	992	4.72%	48,282	1,097	4.54%
Total loans (1)(2)	726,473	14,625	4.03%	731,202	14,374	3.93%
Securities-taxable	282,929	3,677	2.60%	258,695	3,179	2.46%
Securities-tax free	1,834	53	5.78%	1,098	32	5.79%
Total securities (1)(5)	284,763	3,730	2.62%	259,793	3,211	2.47%
Interest-bearing deposits in other banks	26,024	122	0.94%	3,047	6	0.39%
Total earning assets	1,037,260	18,477	3.56%	994,042	17,591	3.54%
Non-earning assets	100,036			108,330
Allowance for loan and lease losses	(8,500)			(8,729)
Total assets	$1,128,796			$1,093,643

Liabilities and Shareholders' Equity
Interest-bearing liabilities
Interest-bearing demand deposits	$493,596	765	0.31%	$419,500	429	0.20%
Savings deposits	102,531	66	0.13%	94,857	35	0.07%
Time deposits	199,632	739	0.74%	211,103	841	0.80%
Total interest-bearing deposits	795,759	1,570	0.39%	725,460	1,305	0.36%
Borrowed funds and other interest-bearing liabilities	75,310	629	1.67%	115,308	751	1.30%
Total interest-bearing liabilities	871,069	2,199	0.50%	840,768	2,056	0.49%
Demand deposits	153,987			146,808
Other liabilities	10,838			15,532
Shareholders' equity	92,902			90,535
Total liabilities and shareholder's equity	$1,128,796			$1,093,643

Net interest income/interest rate spread (6)		16,278	3.06%		15,535	3.05%
Tax-equivalent adjustment		(355)			(384)
Net interest income as reported		$15,923			$15,151

Net interest margin (7)			3.14%			3.13%

______________________________

(1)	Interest income is presented on a tax-equivalent basis using a 34% rate for 2017 and 2016.
(2)	Loans are stated net of unearned income.
(3)	Nonaccrual loans are included in loans within earning assets
(4)	Loan fees included in interest income are not significant
(5)	The yields for securities that are classified as available for sale is based on the average historical amortized cost.
(6)	Interest rate spread represents the difference between the average yield on interest earning assets and the cost of interest bearing liabilities and is presented on a tax equivalent basis.
(7)	Net interest income as a percentage of total average interest earning assets.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2017 vs. 2016			2017 vs. 2016
	Increase (Decrease)			Increase (Decrease)
	Due to	Due to	Total	Due to	Due to	Total
(dollars in thousands)	Volume	Rate	Change	Volume	Rate	Change
Interest income:
Loans - taxable	$27	$231	$258	$30	$326	$356
Loans - tax free	(93)	33	(60)	(148)	43	(105)
Total loans	(66)	264	198	(118)	369	251
Securities - taxable	150	121	271	308	190	498
Securities - tax free	-	1	1	21	-	21
Total securities	150	122	272	329	190	519
Interest-bearing deposits in other banks	21	9	30	98	18	116
Total interest income	105	395	500	309	577	886

Interest expense:
Interest-bearing demand deposits	37	142	179	86	250	336
Savings deposits	1	15	16	3	28	31
Time deposits	(19)	(13)	(32)	(44)	(58)	(102)
Total interest-bearing deposits	19	144	163	45	220	265
Borrowed funds and other interest-bearing liabilities	(174)	104	(70)	(301)	179	(122)
Total interest expense	(155)	248	93	(256)	399	143
Net interest income	$260	$147	$407	$565	$178	$743

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

FNCB recorded a provision for loan and lease losses of $0.4 million and a credit for loan and leases losses of $0.1 million for the three and six months ended June 30, 2017, respectively, compared to provisions of $0.4 million and $1.1 million, respectively, for the same periods of 2016. The provision of $0.4 million recorded for the three months ended June 30, 2017, resulted primarily from the modification of one large commercial loan relationship, which included three loans to the same borrower that were modified as TDRs during the second quarter of 2017. FNCB recorded a partial charge-off and a specific reserve of $270 thousand and $600 thousand, respectively, for this loan relationship during the second quarter of 2017. During the first quarter of 2017, FNCB recorded a credit of $0.5 million, which was primarily due to a large recovery of a previously charged-off construction, land acquisition and development loan. The credit for loan and lease losses for the first six months ended June 30, 2017 was largely due to a net recovery position of $0.1 million, as compared to net charge-offs of $1.3 million for the comparable period of 2016.

Non-interest Income

Non-interest income totaled $2.0 million for the three months ended June 30, 2017, a decrease of $0.1 million, or 3.4%, from $2.1 million earned during the comparable period in 2016. When comparing the second quarters of 2017 and 2016, the slight decrease in non-interest income primarily reflected decreases in net gains on the sale of securities of $164 thousand and loan-related fees of $30 thousand, partially offset by net gains on the sale of SBA guaranteed loans of $56 thousand, and increases in net gains on the sale of mortgage loans and other income of $39 thousand, and $31 thousand, respectively.

For the six months ended June 30, 2017, non-interest income totaled $3.6 million, an increase of $0.2 million, or 4.9%, compared to $3.4 million for the same six months of 2016. The improvement resulted primarily from an increase of $62 thousand in other income, coupled with a net gain on the sale of other real estate owned of $57 thousand as compared to a net loss of $3 thousand during the same period of 2016. In addition, FNCB recorded net gains on the sales of other repossessed assets and SBA guaranteed loans of $47 thousand and $56 thousand, respectively. Partially offsetting these positive factors were decreases in loan-related fees of $46 thousand and income from bank-owned life insurance of $19 thousand.

Non-interest Expense

For the three months ended June 30, 2017, non-interest expense decreased $0.1 million, or 1.2%, to $6.9 million, from $7.0 million for the same three months of 2016. Comparing the three months ended June 30, 2017 and 2016, the decline in 2017 was due primarily to a decrease in salaries and benefits expense of $0.3 million, which resulted from position vacancies, as well as a reduction in severance costs. FNCB also experienced decreases of $92 thousand in professional fees, $62 thousand in legal expenses, and $60 thousand in other operating expenses. Partially offsetting these decreases was an increase in occupancy expenses of $257 thousand, resulting from long-term facilities planning, along with increases of $94 thousand in expenses of other real estate owned due to valuation adjustments of $240 thousand, and $40 thousand in other losses.

On a year-to-date basis, non-interest expense remained steady comparing the six months ended June 30, 2017 and 2016, increasing by only $39 thousand, or 0.3%. Fluctuations within non-interest expense include an increase in occupancy expenses of $351 thousand resulting from long-term facilities planning and higher snow removal costs, an increase of $118 thousand in other losses, an $88 thousand increase in expenses of other real estate owned, and a $58 thousand increase in equipment expenses. These increases were mostly mitigated by reductions in salaries and employee benefits expenses of $281 thousand, legal expense of $114 thousand, professional fees of $103 thousand, and regulatory assessments of $93 thousand.

During 2016, FNCB converted from a national charter to a state charter, which contributed to the reduction in regulatory expenses for the first six months of 2017 as compared to 2016. In addition, ongoing resolution of outstanding litigation continues to provide for reductions in legal expenses, while lessening reliance on outside consultants continues to result in reductions in professional fee expense.

Provision for Income Taxes

FNCB recorded a provision for income tax expense of $1.7 million for the six months ended June 30, 2017, an increase of $0.8 million compared to an income tax expense of $0.9 million for the same six months of 2016.

Management evaluates the carrying amount of its deferred tax assets on a quarterly basis, or more frequently, if necessary, in accordance with guidance set forth in ASC Topic 740 “Income Taxes,” and applies the criteria in the guidance to determine whether it is more likely than not that some portion, or all, of the deferred tax asset will not be realized within its life cycle, based on the weight of available evidence. If management determines based on available evidence, both positive and negative, that it is more likely than not that some portion or all the deferred tax asset will not be realized in future periods, a valuation allowance is calculated and recorded. These determinations are inherently subjective and depend upon management’s estimates and judgments used in their evaluation of both positive and negative evidence.

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

Management performed an evaluation of FNCB’s deferred tax assets at June 30, 2017 taking into consideration both positive and negative evidence as of that date. Based on this evaluation, management believes that FNCB’s future taxable income will be sufficient to utilize deferred tax assets. FNCB’s core earnings in 2016 and the first six months of 2017 were strong, and management believes projected future core earnings will continue to support the recognition of the deferred tax assets based on future growth projections. Accordingly, management concluded that no valuation allowance for deferred tax assets was required at June 30, 2017.

FNCB uses the current statutory tax rate of 34.0% to value its deferred tax assets and liabilities. On April 26, 2017, the Trump Administration announced a comprehensive tax reform proposal that includes a reduction in the U.S. corporate income tax rate to 15.0%. If corporate tax rates were reduced, management expects FNCB would be required to record an initial charge against earnings to lower the carrying amount of its net deferred tax asset, and then, going forward, would record lower tax provisions on an ongoing basis. The proposal is at the beginning stages of negotiations and is scheduled to be addressed by Congress later in 2017. It is too early in the process to determine if any of the proposals are actionable. Accordingly, management cannot assess the effect a change in the corporate tax rate would have on FNCB’s operating results or financial position at the present time.

FINANCIAL CONDITION

Assets

Total assets decreased $87.9 million, or 7.4%, to $1.107 billion at June 30, 2017 from $1.195 billion at December 31, 2016. The change in total assets primarily resulted from an $86.3 million, or 76.7%, reduction in cash and cash equivalents, which largely reflected a decrease in total deposits of $82.4 million, or 8.1%. The decrease in total deposits was primarily attributable to cyclical net outflows of public funds and several large commercial relationships, along with the anticipated exit of short-term funds related to the sale of a municipal utility in December 2016. Available-for-sale securities increased $5.0 million, or 1.8%, while net loans decreased $1.2 million, or 0.2%. Borrowed funds decreased $13.6 million, or 17.3%, as term advances from the FHLB of Pittsburgh were repaid.

Cash and Cash Equivalents

Cash and cash equivalents declined $86.3 million, or 76.7%, to $26.2 million at June 30, 2017 from $112.4 million at December 31, 2016. The significant reduction was due primarily to an anticipated decrease in deposits as noted above. FNCB paid dividends of $0.03 and $0.06 per share for the three and six months ended June 30, 2017, respectively, an increase of 50.0% as compared to dividends of $0.02 and $0.04 for the respective periods of 2016.

Securities

FNCB’s investment securities portfolio provides a source of liquidity needed to meet expected loan demand and interest income to increase profitability. Additionally, the investment securities portfolio is used to meet pledging requirements to secure public deposits and for other purposes. Management classifies investment securities as either held-to-maturity or available-for-sale at the time of purchase based on its intent. Held-to-maturity securities are carried at amortized cost, while available-for-sale securities are carried at fair value, with unrealized holding gains and losses reported as a component of shareholders’ equity in accumulated other comprehensive income (loss), net of tax. At June 30, 2017 and December 31, 2016, all securities were classified as available-for-sale. Decisions to purchase or sell investment securities are based upon management’s current assessment of long- and short-term economic and financial conditions, including the interest rate environment and asset/liability management, liquidity and tax-planning strategies. Securities with limited marketability and/or restrictions, such as FHLB of Pittsburgh stock, are carried at cost.

At June 30, 2017, the investment portfolio was comprised principally of fixed-rate securities issued by U.S. government or U.S. government-sponsored agencies, which include mortgage-backed securities and residential and commercial collateralized mortgage obligations (“CMOs”), and fixed-rate taxable obligations of state and political subdivisions. Except for U.S. government and government-sponsored agencies, there were no securities of any individual issuer that exceeded 10.0% of shareholders’ equity at June 30, 2017.

The following table presents the carrying value of available-for-sale securities, which are carried at fair value at June 30, 2017 and December 31, 2016:

Composition of the Investment Portfolio

	June 30,	December 31,
(in thousands)	2017	2016
Available-for-sale securities
Obligations of U.S. government agencies	$-	$12,188
Obligations of state and political subdivisions	150,636	117,873
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	21,598	18,084
Collateralized mortgage obligations - commerical	77,751	99,350
Mortgage-backed securities	22,651	20,576
Corporate debt securities	-	453
Asset-backed securities	850	-
Negotiable certificates of deposit	3,198	3,216
Equity securities	934	936
Total	$277,618	$272,676

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

During the second quarter of 2017, FNCB sold twelve of its available-for-sale securities, including nine U.S. government agency securities, two tax-exempt obligations of state and political subdivisions, and one corporate bond. The securities sold had an aggregate amortized cost of $52.6 million. Gross proceeds received totaled $53.3 million, with net gains of $0.7 million realized upon the sales and included in non-interest income.

For the six months ended June 30, 2017, there were a total of twenty securities sold, comprised of fourteen U.S. government agency securities, five tax-exempt obligations of state and political subdivisions, and one corporate bond. Gross proceeds received on the sales and the aggregate amortized cost of the securities sold totaled $76.5 million and $75.5 million, respectively. Year-to-date net gains realized upon the sales amounted to $1.0 million and are included in non-interest income for the six months ended June 30, 2017.

FNCB purchased 19 securities during the second quarter of 2017 totaling $46.3 million, including $16.9 million in taxable obligations of state and political subdivisions and $29.4 million in U.S. government/government-sponsored agency securities. For the six months ended June 30, 2017, FNCB purchased 45 securities totaling $81.2 million, including $34.1 million in taxable obligations of state and political subdivisions, $46.1 million in U.S. government /government-sponsored agency securities, and $1.0 million of asset-backed securities.

The following table presents the maturities of available-for-sale securities, based on carrying value at June 30, 2017 and the weighted average yields of such securities calculated on the basis of the amortized cost and effective yields weighted for the scheduled maturity of each security. The yields on tax-exempt obligations of state and political subdivisions are presented on a tax-equivalent basis using an effective interest rate of 34.0%. Because residential and commercial collateralized mortgage obligations, mortgage-backed securities, and asset-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following summary.

Maturity Distribution of the Investment Portfolio

	June 30, 2017
					Collateralized
					Mortgage
					Obligations,
					Mortgage-Backed
	Within	>1 - 5	6 - 10	Over	and Asset-Backed	No Fixed
(dollars in thousands)	One Year	Years	Years	10 Years	Securities	Maturity	Total
Available-for-sale securities
Obligations of U.S. government agencies	$-	$-	$-	$-	$-	$-	$-
Yield
Obligations of state and political subdivisions	-	28,519	121,634	483	-	-	150,636
Yield		2.47%	2.81%	2.55%			2.74%
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	-	-	-	-	21,598	-	21,598
Yield					2.61%		2.61%
Collateralized mortgage obligations - commercial	-	-	-	-	77,751	-	77,751
Yield					2.35%		2.35%
Mortgage-backed securities	-	-	-	-	22,651	-	22,651
Yield					2.82%		2.82%
Corporate debt securities	-	-	-	-	-	-	-
Yield
Asset-backed securities	-	-	-	-	850	-	850
Yield					3.01%		3.01%
Negotiable certificates of deposit	248	2,950	-	-	-	-	3,198
Yield	1.45%	2.09%					2.04%
Equity securities	-	-	-	-	-	934	934
Yield						3.45%	3.45%
Total available-for-sale maturities	$248	$31,469	$121,634	$483	$122,850	$934	$277,618
Weighted average yield	1.45%	2.43%	2.81%	2.55%	2.49%	3.45%	2.62%

OTTI Evaluation

There was no OTTI recognized during the six months ended June 30, 2017 or 2016. For additional information regarding management’s evaluation of securities for OTTI, see Note 3, “Securities” of the notes to consolidated financial statements included in Item 1 hereof.

Investment in FHLB of Pittsburgh stock has limited marketability and is carried at cost. FNCB’s investment in FHLB of Pittsburgh stock totaled $2.3 million and $3.3 million at June 30, 2017 and December 31, 2016, respectively. Management noted no indicators of impairment for the FHLB of Pittsburgh stock at June 30, 2017.

Loans

During the second quarter of 2017, FNCB experienced strong growth within the commercial and industrial, residential real estate, and consumer loan segments; however, significant repayments during the first three months of 2017 resulted in an overall decline in total loans of $1.3 million from $731.8 million at December 31, 2016 to $730.5 million at June 30, 2017. The 0.2% decline was concentrated in the commercial and industrial portfolio due to the payoff of a large commercial relationship, along with declines in the state and political subdivision segment due to the payoff of a large tax anticipation note. Contributing to the strong growth in residential real estate loans, during the second quarter of 2017, FNCB launched a “No Closing Costs Loan Sale” for its “WOW Mortgage,” a non-saleable, fixed-rate mortgage with terms of 7.5, 10 or 14.5 years, and its home equity loan products.

Historically, commercial lending activities have represented a significant portion of FNCB’s loan portfolio. Commercial lending includes commercial and industrial loans, commercial real estate loans and construction, land acquisition and development loans, and represented 56.6% and 56.8% of total loans at June 30, 2017 and December 31, 2016, respectively.

From a collateral standpoint, a majority of FNCB’s loan portfolio consisted of loans secured by real estate. Real estate secured loans, which include commercial real estate, construction, land acquisition and development, residential real estate loans and home equity lines of credit (“HELOCs”), increased $3.0 million, or 0.7%, to $433.1 million at June 30, 2017 from $430.1 million at December 31, 2016. The increase was concentrated in the construction, land acquisition, and development segment, as several large commercial construction projects were underway. Real estate secured loans as a percentage of total gross loans remained steady at 59.3% at June 30, 2017 as compared to 58.8% as of December 31, 2016.

Commercial and industrial loans decreased $5.4 million, or 3.5%, during the first half of 2017 to $148.4 million at June 30, 2017 from $153.8 million at December 31, 2016. The decrease resulted primarily from the planned exit of a large commercial relationship during the first quarter of 2017. Commercial and industrial loans consist primarily of equipment loans, working capital financing, revolving lines of credit and loans secured by cash and marketable securities. Loans secured by commercial real estate decreased $1.4 million, or 0.6%, to $242.4 million at June 30, 2017 from $243.8 million at December 31, 2016. Commercial real estate loans include long-term commercial mortgage financing and are primarily secured by first or second lien mortgages. Offsetting these decreases was an increase in construction, land acquisition and development loans of $4.3 million, or 23.4%, to $22.7 million at June 30, 2017 from $18.4 million at December 31, 2016, as several large commercial projects approach completion.

Residential real estate loans totaled $145.2 million at June 30, 2017, an increase of $0.9 million, or 0.6%, from $144.3 million at December 31, 2016. The components of residential real estate loans include fixed-rate and variable-rate mortgage loans. HELOCs are not included in this category but are included in consumer loans. FNCB primarily underwrites fixed-rate purchase and refinance of residential mortgage loans for sale in the secondary market to reduce interest rate risk and provide funding for additional loans. Additionally, FNCB offers a “WOW” mortgage product, which is a non-saleable mortgage with maturity terms of 7.5 to 14.5 years, and offers customers an attractive fixed interest rate, low closing costs and a guaranteed 30-day close.

Consumer loans grew throughout the first six months of 2017, increasing $7.3 million, or 5.7%, to $135.1 million at June 30, 2017 from $127.8 million at December 31, 2016. The increase was attributable to the purchase of a pool of refinanced student loans of $5.0 million, in addition to seasonal increases within the indirect auto lending portfolio. Loans to state and municipal governments decreased $7.0 million, or 16.1%, to $36.7 million at June 30, 2017 from $43.7 million at December 31, 2016, due in part to the above referenced payoff of a large tax-anticipation note.

The following table summarizes loans receivable, net by category at June 30, 2017 and December 31, 2016:

Loan Portfolio Detail

	June 30,	December 31,
(in thousands)	2017	2016
Residential real estate	$145,216	$144,260
Commercial real estate	242,375	243,830
Construction, land acquisition and development	22,724	18,357
Commercial and industrial	148,430	153,758
Consumer	135,132	127,844
State and political subdivisions	36,667	43,709
Total loans, gross	730,544	731,758
Unearned income	(45)	(48)
Net deferred loan costs	2,642	2,569
Allowance for loan and lease losses	(8,469)	(8,419)
Loans, net	$724,672	$725,860

Under industry regulations, a concentration is considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. Typically, industry guidelines require disclosure of concentrations of loans exceeding 10.0% of total loans outstanding. FNCB had no such concentrations at December 31, 2016, 2015 and 2014. In addition to industry guidelines, FNCB’s internal policy considers a concentration to exist in its loan portfolio if an aggregate loan balance outstanding to borrowers within a specific industry exceeds 25.0% of capital. However, management regularly reviews loans by all industry categories to determine if a potential concentration exists.

The following table presents industry concentrations within FNCB’s loan portfolio at June 30, 2017 and December 31, 2016:

Loan Concentrations

	June 30, 2017		December 31, 2016
(dollars in thousands)	Amount	% of Gross Loans	Amount	% of Gross Loans
Retail space/shopping centers	$37,397	5.12%	$38,573	5.27%
1-4 family residential investment properties	29,400	4.02%	24,413	3.34%
Automobile dealers	19,863	2.72%	31,989	4.37%

Asset Quality

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at the amount of unpaid principal, net of unearned interest, deferred loan fees and costs, and reduced by the ALLL. The ALLL is established through a provision for loan and lease losses charged to earnings.

FNCB has established and consistently applies loan policies and procedures designed to foster sound underwriting and credit monitoring practices. Credit risk is managed through the efforts of loan officers, the loan review function, and the Credit Risk Management and the ALLL committees, as well as oversight from the Board of Directors. Management continually evaluates its credit risk management practices to ensure it is reacting to problems in the loan portfolio in a timely manner, although, as is the case with any financial institution, a certain degree of credit risk is dependent in part on local and general economic conditions that are beyond management’s control.

Under FNCB’s risk rating system, loans that are rated pass, special mention, substandard, doubtful, or loss are reviewed regularly as part of the risk management practices. The Credit Risk Management Committee, which consists of key members of management, finance, legal, retail lending and credit administration, meets monthly or more often as necessary to review individual problem credits and workout strategies and provides monthly reports to the Board of Directors.

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

Non-performing loans are monitored on an ongoing basis as part of FNCB’s loan review process. Additionally, work-out efforts for non-performing loans and OREO are actively monitored through the Credit Risk Management Committee. A potential loss on a non-performing asset is generally determined by comparing the outstanding loan balance to the fair value of the pledged collateral, less cost to sell.

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

Management actively manages impaired loans in an effort to reduce loan balances by working with customers to develop strategies to resolve borrower difficulties, through sale or liquidation of collateral, foreclosure, and other appropriate means. Real estate values in FNCB’s market area have appeared to stabilize. In addition, employment conditions for the Commonwealth of Pennsylvania and within the Scranton-Wilkes-Barre-Hazleton metropolitan statistical area, FNCB’s primary market, have improved comparing data for June 2017 with that of June 2016. However, the unemployment rate in FNCB’s primary market area continues to be considerably higher than that of Pennsylvania. Management monitors employment and economic conditions within FNCB’s market area, as weakening of conditions could result in real estate devaluations and an increase in loan delinquencies, which could negatively impact asset quality and cause an increase in the provision for loan and lease losses.

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

The following schedule presents information about non-performing assets and accruing TDRs at June 30, 2017 and December 31, 2016:

Non-performing Assets and Accruing TDRs

	June 30,	December 31,
(in thousands)	2017	2016
Non-accrual loans	$3,681	$2,234
Loans past due 90 days or more and still accruing	-	-
Total non-performing loans	3,681	2,234
Other real estate owned	1,183	2,048
Other non-performing assets	1,900	2,160
Total non-performing assets	$6,764	$6,442

Accruing TDRs	$9,306	$4,176
Non-performing loans as a percentage of gross loans	0.50%	0.31%

Total non-performing assets increased $0.4 million, or 5.0%, to $6.8 million at June 30, 2017 from $6.4 million at December 31, 2016. The increase was primarily due to an increase in non-accrual loans of $1.4 million, primarily attributable to one large commercial relationship, which was also modified as a TDR during the six months ended June 30, 2017. FNCB’s ratio of non-performing loans to total gross loans increased to 0.50% at June 30, 2017 from 0.31% at December 31, 2016. FNCB’s ratio of non-performing assets as a percentage of shareholders’ equity remained relatively steady, decreasing to 7.0% at June 30, 2017 from 7.1% at December 31, 2016. Management continues to monitor non-accrual loans, delinquency trends and economic conditions within FNCB’s market area on an on-going basis in order to proactively address any collection related issues.

Other non-performing assets at June 30, 2017 and December 31, 2016 include a classified account receivable secured by an evergreen letter of credit in the amount of $1.9 million, which arose as part of a settlement agreement for a large construction, land acquisition and development loan for a residential development project in the Pocono region of Monroe County, and has been included in other assets since 2011. The project was stalled due to a decline in real estate values in this area following the financial crisis of 2008. The agreement provides for payment to FNCB as real estate building lots are sold. To date, no lots have been sold; however, economic development in this market area has recently improved and construction activity related to this project by the developer has increased. Management has classified this asset as substandard strictly due to the length of holding time and will continue to monitor this project closely. Also included in other non-performing assets at December 31, 2016 was foreclosed equipment of $260 thousand, which was sold during the six months ended June 30, 2017, resulting in a net gain of $47 thousand that was included in non-interest income within the consolidated statements of income.

TDRs at June 30, 2017 and December 31, 2016 were $11.0 million and $4.3 million, respectively. Accruing and non-accruing TDRs were $9.3 million and $1.7 million, respectively at June 30, 2017 and $4.2 million and $0.1 million, respectively at December 31, 2016. There were six loan relationships modified as TDRs during the six months ended June 30, 2017, which incorporated a total of thirteen individual loans. There were three loan relationships, comprised of eight commercial real estate loans totaling $5.3 million, and two loan relationships comprised of four commercial and industrial loans totaling $1.8 million that were modified under varying forms of forbearance agreements during the six months ended June 30, 2017. In addition, there was one residential real estate loan in the amount of $63 thousand that had its terms extended under a TDR. The commercial real estate modifications included a principal forbearance agreement for one loan in the amount of $4.0 million and reductions in required monthly principal payments resulting in balloon payments due at maturity for seven loans to two borrowers aggregating $1.2 million. The four commercial and industrial loan modifications involved the delay of required principal and interest payments for predefined time periods.

Approximately $0.8 million in specific reserves to the ALLL were established for TDRs at June 30, 2017, of which $0.6 million represented specific reserves for loans modified during the six months ended June 30, 2017. In addition, a charge-off in the amount of $0.3 million was recorded as part of the modification of three commercial and industrial loans aggregating $1.8 million to one borrower. All loans modified during 2017 are performing in accordance with their respective modified terms.

The average balance of impaired loans was $9.3 million and $7.3 million for the six months ended June 30, 2017 and 2016, respectively. FNCB recorded $106 thousand and $176 thousand of interest income on impaired loans for the three and six months ended June 30, 2017, respectively and $50 thousand and $106 thousand for the three and six months ended June 30, 2016.

The following table presents the changes in non-performing loans for the three and six months ended June 30, 2017 and 2016. Loan foreclosures represent recorded investment at time of foreclosure not including the effect of any guarantees:

Changes in Non-performing Loans

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Balance, beginning of period	$1,922	$3,569	$2,234	$3,788
Loans newly placed on non-accrual	2,573	931	2,869	2,238
Changes in loans past due 90 days or more and still accruing	-	-	-	-
Loans transferred to OREO	(80)	-	(80)	(237)
Loans returned to performing status	(71)	(144)	(71)	(144)
Loans charged-off	(457)	(700)	(741)	(1,820)
Loan payments received	(206)	(917)	(530)	(1,086)
Balance, end of period	$3,681	$2,739	$3,681	$2,739

The additional interest income that would have been earned on non-accrual and restructured loans had the loans been performing in accordance with their original terms for the three and six months ended June 30, 2017 approximated $39 thousand and $66 thousand, respectively and $59 thousand and $127 thousand for the three and six months ended June 30, 2016, respectively.

The following table outlines accruing loan delinquencies and non-accrual loans as a percentage of gross loans at June 30, 2017 and December 31, 2016:

Loan Delinquencies and Non-Accrual Loans

	June 30,	December 31,
	2017	2016
Accruing:
30-59 days	0.30%	0.37%
60-89 days	0.14%	0.13%
90+ days	0.00%	0.00%
Non-accrual	0.50%	0.31%
Total delinquencies	0.94%	0.81%

The increase in total delinquencies as a percentage of gross loans at June 30, 2017 as compared to December 31, 2016 was primarily due to an increase in non-accrual loans of $1.4 million primarily attributable to one large commercial relationship, partially offset by a decrease in loans past due 30-59 days. In its evaluation of the ALLL, management considers a variety of qualitative factors including changes in the volume and severity of delinquencies.

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

For purposes of management’s analysis of the ALLL, all loan relationships with an aggregate balance greater than $100 thousand that are rated substandard and non-accrual, identified as doubtful or loss, and all TDRs are considered impaired and are analyzed individually to determine the amount of impairment. Circumstances such as construction delays, declining real estate values, and the inability of the borrowers to make scheduled payments have resulted in these loan relationships being classified as impaired. FNCB utilizes the fair value of collateral method for collateral-dependent loans and TDRs for which repayment depends on the sale of collateral. For non-collateral-dependent loans and TDRs, FNCB measures impairment based on the present value of expected future cash flows discounted at the loan’s original effective interest rate. With regard to collateral-dependent loans, appraisals are received at least annually to ensure that impairment measurements reflect current market conditions. Should a current appraisal not be available at the time of impairment analysis, other valuation sources including current letters of intent, broker price opinions or executed agreements of sale may be used. Only downward adjustments are made based on these supporting values. Included in all impairment calculations is a cost to sell adjustment of approximately 10%, which is based on typical cost factors, including a 6% broker commission, 1% transfer taxes and 3% various other miscellaneous costs associated with the sales process. Sales costs are periodically reviewed and revised based on actual experience. The ALLL analysis is adjusted for subsequent events that may arise after the end of the reporting period but before the financial reports are filed.

The ALLL equaled $8.5 million at June 30, 2017, an increase of $0.1 million from $8.4 million at December 31, 2016. The increase resulted from net recoveries of $107 thousand for the six months ended June 30, 2017, partially offset by a credit for loan and lease losses of $57 thousand for the same period.

The ALLL consists of both specific and general components. The component of the ALLL that is related to impaired loans that are individually evaluated for impairment, the guidance for which is provided by ASC 310 “Impairment of a Loan” (“ASC 310”), was $0.8 million, or 9.2%, of the total ALLL at June 30, 2017, compared to $0.3 million, or 3.6%, of the total ALLL at December 31, 2016. The increase in reserves for loans individually evaluated for impairment resulted primarily from a reserve established for a large commercial and industrial loan relationship that was transferred to non-accrual and modified as a TDR during the second quarter of 2017. A general allocation of $7.7 million was calculated for loans analyzed collectively under ASC 450 “Contingencies” (“ASC 450”), which represented 90.8% of the total ALLL of $8.5 million. Comparatively, at December 31, 2016, the general allocation for loans collectively analyzed for impairment amounted to $8.1 million, or 96.4%, of the total ALLL. The decrease in general reserves primarily reflected a decrease in total loans outstanding, coupled with improvement in historical loss factors. The ratio of the ALLL to total loans at June 30, 2017 and December 31, 2016 was 1.16% and 1.15%, respectively, based on total loans of $730.5 million and $731.8 million, respectively.

The following table presents an allocation of the ALLL by major loan category and percent of loans in each category to total loans at June 30, 2017 and December 31, 2016:

Allocation of the ALLL

	June 30, 2017		December 31, 2016
		Percentage		Percentage
		of Loans		of Loans
		in Each		in Each
		Category		Category
	Allowance	to Total	Allowance	to Total
(dollars in thousands)	Amount	Loans	Amount	Loans
Residential real estate	$1,148	19.88%	$1,171	19.72%
Commercial real estate	3,022	33.17%	3,297	33.32%
Construction, land acquisition and development	236	3.11%	268	2.51%
Commercial and industrial	2,313	20.32%	1,736	21.01%
Consumer	1,442	18.50%	1,457	17.47%
State and political subdivision	308	5.02%	490	5.97%
Total	$8,469	100.00%	$8,419	100.00%

The following table presents an analysis of the ALLL by loan category for the three and six months ended June 30, 2017 and 2016:

Reconciliation of the ALLL

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Balance at beginning of period	$8,306	$8,635	$8,419	$8,790
Charge-offs:
Residential real estate	31	-	80	24
Commercial real estate	29	-	29	251
Construction, land acquisition and development	-	-	-	-
Commercial and industrial	317	496	347	1,064
Consumer	88	213	306	518
State and political subdivisions	-	-	-	-
Total charge-offs	465	709	762	1,857
Recoveries of charged-off loans:
Residential real estate	11	1	12	2
Commercial real estate	1	2	5	3
Construction, land acquisition and development	-	9	421	9
Commercial and industrial	110	118	179	212
Consumer	85	107	252	308
State and political subdivisions	-	-	-	-
Total recoveries	207	237	869	534
Net charge-offs	258	472	(107)	1,323
Provision (credit) for loan and lease losses	421	396	(57)	1,092
Balance at end of period	$8,469	$8,559	$8,469	$8,559

Net charge-offs (recoveries) as a percentage of average loans	0.04%	0.06%	(0.01% )	0.18%

Allowance for loan and lease losses as a percentage of gross loans at period end	1.16%	1.17%	1.16%	1.17%

Other Real Estate Owned

At June 30, 2017, OREO consisted of 10 properties with an aggregate carrying value of $1.2 million, a decrease of $0.8 million from $2.0 million at December 31, 2016. FNCB foreclosed upon two residential real estate properties with a carrying value of $125 thousand during the six months ended June 30, 2017. There was one sale and one partial sale of properties with an aggregate carrying value of $749 thousand during the six months ended June 30, 2017, which resulted in a net gain of $57 thousand. During the six months ended June 30, 2016, one property with a carrying value of $237 thousand was foreclosed upon, and there was one sale and one partial sale of properties with an aggregate carrying value of $1.6 million, which resulted in a net loss on the sales of $3 thousand. The expenses related to maintaining OREO, not including adjustments to property values subsequent to foreclosure, and net of any income from operation of the properties, amounted to $48 thousand and $88 thousand for the three and six months ended June 30, 2017, respectively, compared to $56 thousand and $102 thousand, respectively, for the same periods in 2016.

FNCB actively markets OREO properties for sale through a variety of channels including internal marketing and the use of outside brokers/realtors. The carrying value of OREO is generally calculated at an amount not greater than 90% of the most recent fair market appraised value unless specific conditions warrant an exception. A 10% factor is generally used to estimate costs to sell, which is based on typical cost factors, such as 6% broker commission, 1% transfer taxes, and 3% various other miscellaneous costs associated with the sales process. The fair value is updated on an annual basis or more frequently if new valuation information is available. Further deterioration in the real estate market could result in additional losses on these properties. FNCB incurred valuation adjustments of $240 thousand for both the three and six months ended June 30, 2017, which are included in expense of other real estate owned in the consolidated statements of income. Valuation adjustments on OREO properties totaled $138 thousand for both the three and six months ended June 30, 2016.

The following table presents the activity in OREO for the three and six months ended June 30, 2017 and 2016:

Activity in OREO

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Balance, beginning of period	$1,352	$1,806	$2,048	$3,154
Property foreclosures	80	-	125	237
Valuation adjustments	(240)	(138)	(240)	(138)
Carrying value of OREO sold	(9)	(40)	(750)	(1,625)
Balance, end of period	$1,183	$1,628	$1,183	$1,628

The following table presents a distribution of OREO at June 30, 2017 and December 31, 2016:

Distribution of OREO

	June 30,	December 31,
(in thousands)	2017	2016
Land / lots	$604	$641
Commercial real estate	428	1,380
Residential real estate	151	27
Total other real estate owned	$1,183	$2,048

Liabilities

Total liabilities were $1.011 billion at June 30, 2017, a decrease of $94.2 million, or 8.5%, from $1.105 billion at December 31, 2016. The decrease was primarily attributable to an $82.4 million outflow of deposits, coupled with a reduction of $13.6 million in Federal Home Loan Bank of Pittsburgh advances. The decrease in total deposits was due to a $56.6 million, or 6.7%, decrease in interest-bearing deposits to $784.9 million at June 30, 2017 from $841.4 million at December 31, 2016, along with a $25.8 million, or 14.9%, reduction in non-interest-bearing demand deposits to $147.9 million at June 30, 2017 from $173.7 million at December 31, 2016. The decrease in interest-bearing deposits primarily reflected a decrease in municipal deposit accounts in accordance with the cyclical nature of such public funds, as well as the anticipated exit of short-term funds related to the sale of a municipal utility deposited during the fourth quarter of 2016. The decrease in non-interest bearing deposits was concentrated in business checking deposits.

On July 27, 2017, the Board of Directors approved the acceleration of a partial principal repayment in the amount of $5.0 million on FNCB’s subordinated notes (“Notes”). This principal repayment, which was originally due on September 1, 2018, will be paid to Noteholders on September 1, 2017. By accelerating the principal repayment, FNCB is expected to save approximately $225 thousand in interest expense related to the Notes.

Equity

Total shareholders’ equity increased $6.3 million, or 7.0%, to $96.5 million at June 30, 2017 from $90.1 million at December 31, 2016. The capital improvement resulted from net income for the first six months of 2017 of $4.0 million, coupled with a $2.7 million increase in accumulated other comprehensive income, which resulted from appreciation in the fair value of available-for-sale securities net of the tax impact of the appreciation. Book value per common share was $5.76 at June 30, 2017, an increase of $0.34 per share, or 6.3%, compared to $5.42 at December 31, 2016.

Liquidity

The term liquidity refers to the ability to generate sufficient amounts of cash to meet cash flow needs. Liquidity is required to fulfill the borrowing needs of FNCB’s credit customers and the withdrawal and maturity requirements of its deposit customers, as well as to meet other financial commitments. FNCB’s liquidity position is impacted by several factors, which include, among others, loan origination volumes, loan and investment maturity structure and cash flows, deposit demand and certificate of deposit maturity structure and retention. FNCB has liquidity and contingent funding policies in place that are designed with controls in place to provide advanced detection of potentially significant funding shortfalls, establish methods for assessing and monitoring risk levels, and institute prompt responses that may alleviate a potential liquidity crisis. Management monitors FNCB’s liquidity position and fluctuations daily, forecasts future liquidity needs, performs periodic stress tests on its liquidity levels, and develops strategies to ensure adequate liquidity at all times.

The statements of cash flows present the change in cash and cash equivalents from operating, investing and financing activities. Cash and due from banks and interest-bearing deposits in other banks are FNCB’s most liquid assets. At June 30, 2017, cash and cash equivalents totaled $26.2 million, a decrease of $86.3 million compared to $112.4 million at December 31, 2016. Net funds used in financing activities were $96.6 million for the six months ended June 30, 2017, largely representing a decrease in deposits from customers of $82.4 million and net repayment of FHLB term and overnight borrowings of $13.6 million. Investing activities provided $4.8 million in net cash for the six months ended June 30, 2017, while net cash provided by operating activities totaled $5.5 million.

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

While ALCO regularly performs a wide variety of simulations under various strategic balance sheet and treasury yield curve scenarios, the following results reflect FNCB’s sensitivity over the subsequent twelve months based on the following assumptions:

●	asset and liability levels using June 30, 2017 as a starting point;
●	cash flows are based on contractual maturity and amortization schedules with applicable prepayments derived from internal historical data and external sources; and
●	cash flows are reinvested into similar instruments so as to keep interest-earning asset and interest-bearing liability levels constant.

The following table illustrates the simulated impact of parallel and instantaneous interest rate shocks of +400 basis points, +200 basis points, and -100 basis points on net interest income and the change in economic value over a one-year time horizon from the June 30, 2017 levels:

	Rates +200			Rates +400			Rates -100
	Simulation Results		Policy Limit	Simulation Results		Policy Limit	Simulation Results		Policy Limit
Earnings at risk:
Percent change in net interest income	(2.8%	)	(10.0%)	(6.2%	)	(20.0%)	(5.7%	)	(5.0%)

Economic value at risk:
Percent change in economic value of equity	(4.7%	)	(20.0%)	(10.0%	)	(35.0%)	(9.4%	)	(10.0%)

Due to the large balance of non-maturity, interest-bearing deposit accounts, FNCB was liability rate sensitive at June 30, 2017, as a greater volume of interest-bearing liabilities than interest-earning assets that will mature or re-price within a one-year time frame. Accordingly, model results at June 30, 2017 indicate that FNCB’s net interest income and economic value of equity are expected to decrease 2.8% and 4.7%, respectively, under a +200-basis point interest rate shock. Model results at March 31, 2017 were comparable and indicated net interest income and economic value of equity were expected to decrease 2.2% and 5.8%, respectively, given a +200 basis point rate shock.

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

As previously mentioned, as part of its ongoing monitoring, ALCO requires periodic back testing of modeling results, which involves after-the-fact comparisons of projections with FNCB’s actual performance to measure the validity of assumptions used in the modeling techniques. As part of its quarterly review, management compared tax-equivalent net interest income recorded for the three months ended June 30, 2017 with tax-equivalent net interest income that was projected for the same three-month period. The variance between actual and projected tax-equivalent net interest income for the three-month period ended June 30, 2017 was $236 thousand, or 2.8%. Although the variance was deemed immaterial, ALCO performs a rate/volume analysis between actual and projected results in order to continue to improve the accuracy of it simulation models.

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

For the three- and six-month periods ended June 30, 2017, FNCB did not engage in any off-balance sheet transactions that would have or would be reasonably likely to have a material effect on its consolidated financial condition.

Item 3 — Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in FNCB’s exposure to market risk during the first six months of 2017.  For discussion of FNCB’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in FNCB’s Form 10-K for the year ended December 31, 2016.

Item 4 — Controls and Procedures

FNCB’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of FNCB’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, FNCB’s Chief Executive Officer and Chief Financial Officer concluded FNCB’s disclosure controls and procedures were effective as of June 30, 2017.

There were no changes made to FNCB’s internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, FNCB’s internal control over financial reporting.

PART II  Other Information

Item 1 — Legal Proceedings.

On May 24, 2012, a putative shareholder filed a complaint in the Court of Common Pleas for Lackawanna County (“Shareholder Derivative Suit”) against certain present and former directors and officers of FNCB (the “Individual Defendants”) alleging, inter alia, breach of fiduciary duty, abuse of control, corporate waste, and unjust enrichment. FNCB was named as a nominal defendant. On February 4, 2014, the Court issued a Final Order and Judgment for the matter granting approval of a Stipulation of Settlement (the “Settlement”) and dismissing all claims against FNCB and the Individual Defendants. As part of the Settlement, without admitting any fault, wrongdoing or liability, the Individual Defendants agreed to settle the derivative litigation for $5.0 million. The $5.0 million Settlement payment was made to FNCB on March 28, 2014. The Individual Defendants reserved their rights to indemnification under FNCB’s Articles of Incorporation and Bylaws, resolutions adopted by the Board, the Pennsylvania Business Corporation Law and any and all rights they have against FNCB’s and the Bank’s insurance carriers. In addition, in conjunction with the Settlement, FNCB accrued $2.5 million related to fees and costs of the plaintiff’s attorneys, which was included in non-interest expense in the consolidated statements of income for the year ended December 31, 2013. On April 1, 2014, FNCB paid the $2.5 million related to fees and costs of the plaintiff’s attorneys and partial indemnification of the Individual Defendants in the amount of $2.5 million, and as such, as of June 30, 2017, $2.5 million plus accrued interest remains accrued in other liabilities related to the potential indemnification of the Individual Defendants.

On September 5, 2012, Fidelity and Deposit Company of Maryland (“F&D”) filed an action against FNCB and the Bank, as well as several current and former officers and directors of FNCB, in the United States District Court for the Middle District of Pennsylvania. F&D has asserted a claim for the rescission of a directors’ and officers’ insurance policy and a bond that it had issued to FNCB. On November 9, 2012, FNCB and the Bank answered the claim and asserted counterclaims for the losses and expenses already incurred by FNCB and the Bank. FNCB and the other defendants are defending the claims and have opposed F&D’s requested relief by way of counterclaims, breaches of contract and bad faith claims against F&D for its failure to fulfill its obligations to FNCB and the Bank under the insurance policy. Discovery is complete and the parties have exchanged expert reports. Dispositive motions have been submitted by the parties and the Court has scheduled oral arguments on said motions. At this time, FNCB cannot reasonably determine the outcome of potential range of loss, if any, in connection with this matter.

On February 16, 2017, FNCB and the Bank entered into a Class Action Settlement Agreement and Release (the “Settlement Agreement”) in the matters filed in the Court of Common Pleas of Lackawanna County to Steven Antonik, Individually, and as Administrator of the Estate of Linda Kluska, William R. Howells and Louise A. Howells, Summer Benjamin, and Joshua Silfee, on behalf of themselves and all other similarly situated vs. First National Community Bancorp, Inc. and First National Community Bank, Civil Action No. 2013-CV-4438 and Charles Saxe, III, Individually and on behalf of all others similarly situated vs. First National Community Bank No. 2013-CV-5071 (collectively, the “Actions”). By entering into this Settlement Agreement, the parties to the Actions have resolved the claims made in the complaints to their mutual satisfaction. FNCB has not admitted to the validity of any claims or allegations and deny any liability in the claims made and the Plaintiffs have not admitted that any claims or allegations lack merit or foundation. Under the terms of the Settlement Agreement, the parties have agreed to the following: 1) FNCB is to pay the Plaintiffs’ class members the aggregate sum of Seven Hundred Fifty Thousand Dollars ($750,000) (an amount which FNCB recorded as a liability and corresponding expense in its 2015 operating results); 2) Plaintiffs shall release all claims against FNCB related to the Actions; 3) FNCB shall move to vacate or satisfy any judgments against any class members arising from the vehicle loans that are the subject of the Actions; and 4) FNCB shall waive the deficiency balance of each class member and remove the trade lines on each class members’ credit report associated with the subject vehicle loans that are at issue in the Actions for Experian, Equifax, and Transunion. The Settlement Agreement provides for an Incentive Award for the representative Plaintiffs and an award to Plaintiffs’ counsel of attorney’s fees and reimbursement of expenses in connection with their roles in these Actions, subject to Court approval. The Settlement Agreement was approved by Court Order on May 31, 2017. On March 2, 2017, FNCB paid the Settlement Administrator $750,000 pursuant to the terms and conditions of the Settlement Agreement. Additionally, in association with the subject vehicle loans, FNCB has substantially completed the removal of trade lines on each class member’s credit report and is in the process of satisfying judgments, where applicable, in favor of class members. As previously mentioned above and in connection with the primary terms of the tentative settlement agreement entered by Order of Court on December 17, 2015, FNCB recorded a liability and corresponding expense in the amount of Seven Hundred Fifty Thousand ($750,000), which was included in FNCB’s 2015 operating results.

FNCB has been subject to tax audits, and is also a party to routine litigation involving various aspects of its business, such as employment practice claims, workers compensation claims, claims to enforce liens, condemnation proceedings on properties in which FNCB holds security interests, claims involving the making and servicing of real property loans and other issues incident to its business, none of which has or is expected to have a material adverse impact on the consolidated financial condition, results of operations or liquidity of FNCB.

Item 1A — Risk Factors.

Management of FNCB does not believe there have been any material changes in the risk factors that were previously disclosed in FNCB’s Form 10-K for the year ending December 31, 2016.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3 – Defaults upon Senior Securities.

None.

Item 4 – Mine Safety Disclosures.

Not applicable.

Item 5 – Other Information.

None.

Item 6 – Exhibits.

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

Registrant:  FNCB BANCORP, INC.

Date: August 4, 2017	By:	/s/ Gerard A. Champi
Gerard A. Champi
President and Chief Executive Officer

Date: August 4, 2017	By:	/s/ James M. Bone, Jr.
James M. Bone, Jr., CPA
Executive Vice President and Chief Financial Officer
Principal Financial Officer

Date: August 4, 2017	By:	/s/ Stephanie A. Westington
Stephanie A. Westington, CPA
Senior Vice President and Controller
Principal Accounting Officer