Form 10-Q
period 2017-09-30
FNCB Bancorp, Inc.
filed 2017-11-07
CIK 1035976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Common Stock, $1.25 par value	16,757,963 shares
(Title of Class)	(Outstanding at November 3, 2017)

Part I - Financial Information

Item 1 - Financial Statements

FNCB BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(unaudited)

	September 30,	December 31,
(in thousands, except share data)	2017	2016
Assets
Cash and cash equivalents:
Cash and due from banks	$24,881	$20,562
Interest-bearing deposits in other banks	18,929	91,883
Total cash and cash equivalents	43,810	112,445
Securities available for sale, at fair value	282,037	276,015
Stock in Federal Home Loan Bank of Pittsburgh, at cost	2,450	3,311
Loans held for sale	147	596
Loans, net of allowance for loan and lease losses of $8,862 and $8,419	750,627	722,860
Bank premises and equipment, net	10,482	10,784
Accrued interest receivable	3,203	2,757
Bank-owned life insurance	30,332	29,933
Other real estate owned	1,088	2,048
Net deferred tax assets	23,507	26,875
Other assets	9,428	7,975
Total assets	$1,157,111	$1,195,599

Liabilities
Deposits:
Demand (non-interest-bearing)	$162,426	$173,702
Interest-bearing	820,786	841,437
Total deposits	983,212	1,015,139
Borrowed funds:
Federal Home Loan Bank of Pittsburgh advances	45,350	58,537
Subordinated debentures	5,000	10,000
Junior subordinated debentures	10,310	10,310
Total borrowed funds	60,660	78,847
Accrued interest payable	244	242
Other liabilities	15,513	11,000
Total liabilities	1,059,629	1,105,228

Shareholders' equity
Preferred stock ($1.25 par)
Authorized: 20,000,000 shares at September 30, 2017 and December 31, 2016
Issued and outstanding: 0 shares at September 30, 2017 and December 31, 2016	-	-
Common stock ($1.25 par)
Authorized: 50,000,000 shares at September 30, 2017 and December 31, 2016
Issued and outstanding: 16,757,963 shares at September 30, 2017 and 16,645,845 shares at December 31, 2016	20,947	20,807
Additional paid-in capital	63,143	62,593
Retained earnings	13,282	8,531
Accumulated other comprehensive income (loss)	110	(1,560)
Total shareholders' equity	97,482	90,371
Total liabilities and shareholders’ equity	$1,157,111	$1,195,599

The accompanying notes to consolidated financial statements are an integral part of these statements.

FNCB BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except share data)	2017	2016	2017	2016
Interest income
Interest and fees on loans	$7,576	$7,098	$21,748	$20,984
Interest and dividends on securities:
U.S. government agencies	816	848	2,566	2,678
State and political subdivisions, tax-free	7	9	42	30
State and political subdivisions, taxable	1,016	675	2,816	1,834
Other securities	166	127	409	432
Total interest and dividends on securities	2,005	1,659	5,833	4,974
Interest on interest-bearing deposits in other banks	24	8	146	14
Total interest income	9,605	8,765	27,727	25,972
Interest expense
Interest on deposits	943	704	2,513	2,009
Interest on borrowed funds:
Interest on Federal Home Loan Bank of Pittsburgh advances	163	157	424	472
Interest on subordinated debentures	97	162	323	480
Interest on junior subordinated debentures	77	62	219	180
Total interest on borrowed funds	337	381	966	1,132
Total interest expense	1,280	1,085	3,479	3,141
Net interest income before provision (credit) for loan and lease losses	8,325	7,680	24,248	22,831
Provision (credit) for loan and lease losses	543	(234)	486	858
Net interest income after provision (credit) for loan and lease losses	7,782	7,914	23,762	21,973
Non-interest income
Deposit service charges	728	739	2,147	2,157
Net gain on the sale of available-for-sale securities	367	-	1,338	960
Net gain on the sale of mortgage loans held for sale	106	99	241	238
Net gain on the sale of SBA guaranteed loans	23	51	79	51
Net gain on the sale of other repossessed assets	-	-	47	-
Net gain on the sale of other real estate owned	-	32	57	29
Loan-related fees	96	85	252	287
Income from bank-owned life insurance	129	137	399	426
Other	265	237	747	657
Total non-interest income	1,714	1,380	5,307	4,805
Non-interest expense
Salaries and employee benefits	3,247	3,263	10,069	10,366
Occupancy expense	394	479	1,567	1,301
Equipment expense	474	429	1,380	1,277
Advertising expense	119	157	424	422
Data processing expense	506	505	1,502	1,522
Regulatory assessments	160	199	497	629
Bank shares tax	252	253	762	746
Expense of other real estate owned	104	95	432	335
Legal expense	23	79	115	285
Professional fees	206	157	662	716
Insurance expense	132	131	385	384
Other losses	49	67	334	234
Other operating expenses	731	739	2,136	2,165
Total non-interest expense	6,397	6,553	20,265	20,382
Income before income tax expense	3,099	2,741	8,804	6,396
Income tax expense	827	724	2,543	1,611
Net income	$2,272	$2,017	$6,261	$4,785

Earnings per share
Basic	$0.14	$0.12	$0.37	$0.29
Diluted	$0.14	$0.12	$0.37	$0.29

Cash dividends declared per common share	$0.03	$0.02	$0.09	$0.06
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	16,757,963	16,593,811	16,711,172	16,554,391
Diluted	16,777,671	16,593,811	16,728,852	16,556,154

The accompanying notes to consolidated financial statements are an integral part of these statements.

FNCB BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2017	2016	2017	2016
Net income	$2,272	$2,017	$6,261	$4,785
Other comprehensive (loss) income:
Unrealized (losses) gains on securities available for sale	(1,290)	(1,199)	3,868	10,495
Taxes	439	408	(1,315)	(3,568)
Net of tax amount	(851)	(791)	2,553	6,927

Reclassification adjustment for gains included in net income	(367)	-	(1,338)	(960)
Taxes	125	-	455	326
Net of tax amount	(242)	-	(883)	(634)

Total other comprehensive (loss) income	(1,093)	(791)	1,670	6,293

Comprehensive income	$1,179	$1,226	$7,931	$11,078

The accompanying notes to consolidated financial statements are an integral part of these statements.

FNCB BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Nine Months Ended September 30, 2017 and 2016
(unaudited)

					Accumulated
	Number		Additional		Other	Total
	of Common	Common	Paid-in	Retained	Comprehensive	Shareholders'
(in thousands, except share data)	Shares	Stock	Capital	Earnings	(Loss) Income	Equity
Balances, December 31, 2015	16,514,245	$20,643	$62,059	$3,714	$(61)	$86,355
Net income for the period	-	-	-	4,785	-	4,785
Cash dividends declared, $0.06 per share	-	-	-	(993)	-	(993)
Common shares issued under long-term incentive compensation plan	52,848	66	(66)	-	-	-
Restricted stock awards	-	-	195	-	-	195
Common shares issued through dividend reinvestment / optional cash purchase plan	47,763	59	193	-	-	252
Other comprehensive income, net of tax of $3,242	-	-	-	-	6,293	6,293
Balances, September 30, 2016	16,614,856	$20,768	$62,381	$7,506	$6,232	$96,887

Balances, December 31, 2016	16,645,845	$20,807	$62,593	$8,531	$(1,560)	$90,371
Net income for the period	-	-	-	6,261	-	6,261
Cash dividends declared, $0.09 per share	-	-	-	(1,505)	-	(1,505)
Common shares issued under long-term incentive compensation plan	46,878	58	(58)	-	-	-
Restricted stock awards	-	-	234	-	-	234
Common shares issued through dividend reinvestment / optional cash purchase plan	65,240	82	374	(5)	-	451
Other comprehensive income, net of tax of $860	-	-	-	-	1,670	1,670
Balances, September 30, 2017	16,757,963	$20,947	$63,143	$13,282	$110	$97,482

The accompanying notes to consolidated financial statements are an integral part of these statements.

FNCB BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 30,
(in thousands)	2017	2016
Cash flows from operating activities:
Net income	$6,261	$4,785
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Investment securities amortization, net	756	880
Equity in trust	(7)	(5)
Depreciation and amortization	1,984	1,973
Valuation adjustment for mortgage servicing rights	(4)	-
Stock-based compensation expense	234	195
Provision for loan and lease losses	486	858
Valuation adjustment for off-balance sheet commitments	23	(64)
Net gain on the sale of available-for-sale securities	(1,338)	(960)
Net gain on the sale of mortgage loans held for sale	(241)	(238)
Net gain on the sale of other repossessed assets	(47)	-
Loss on the disposition of bank premises and equipment	63	-
Net gain on the sale of SBA guaranteed loans	(79)	(51)
Net gain on the sale of other real estate owned	(57)	(29)
Valuation adjustment of other real estate owned	307	170
Income from bank-owned life insurance	(399)	(426)
Proceeds from the sale of mortgage loans held for sale	10,216	5,592
Funds used to originate mortgage loans held for sale	(9,526)	(4,856)
Decrease in net deferred tax assets	2,507	1,611
Increase in accrued interest receivable	(446)	(261)
(Increase) decrease in prepaid expenses and other assets	(1,733)	62
Increase (decrease) in accrued interest payable	2	(10,871)
Decrease in accrued expenses and other liabilities	(1,552)	(944)
Total adjustments	1,149	(7,364)
Net cash provided by (used in) operating activities	7,410	(2,579)

Cash flows from investing activities:
Maturities, calls and principal payments of securities available for sale	5,655	4,972
Proceeds from the sale of securities available for sale	130,972	32,588
Purchases of securities available for sale	(133,524)	(37,854)
Redemption of the stock in Federal Home Loan Bank of Pittsburgh	861	3,603
Redemption of Federal Reserve Bank stock	-	1,351
Net increase in loans to customers	(30,068)	(377)
Proceeds from the sale of SBA guaranteed loans	979	1,315
Proceeds from the sale of other repossessed assets	280	-
Proceeds from the sale of other real estate owned	820	1,903
Purchases of bank premises and equipment	(852)	(376)
Net cash (used in) provided by investing activities	(24,877)	7,125

Cash flows from financing activities:
Net (decrease) increase in deposits	(31,927)	109,413
Net proceeds from Federal Home Loan Bank of Pittsburgh advances - overnight	-	(60,500)
Proceeds from Federal Home Loan Bank of Pittsburgh advances - term	34,673	37,753
Repayment of Federal Home Loan Bank of Pittsburgh advances - term	(47,860)	(54,218)
Principal reduction on subordinated debentures	(5,000)	-
Proceeds from issuance of common shares	456	252
Discount on optional cash purchase plan	(5)	-
Cash dividends paid	(1,505)	(993)
Net cash (used in) provided by financing activities	(51,168)	31,707
Net (decrease) increase in cash and cash equivalents	(68,635)	36,253
Cash and cash equivalents at beginning of period	112,445	21,083
Cash and cash equivalents at end of period	$43,810	$57,336

Supplemental cash flow information:
Cash paid during the period for:
Interest	$3,477	$14,012
Income taxes	205	-
Other transactions:
Loans transferred to other real estate owned and repossessed assets	80	1,210
Investor loans tranferred to other real estate owned or other assets, net of valuation adjustments	30	-
Available-for-sale securities purchased, not settled	6,012	-
Change in deferred gain on sale of other real estate owned	-	5

The accompanying notes to consolidated financial statements are an integral part of these statements.

FNCB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1.  Basis of Presentation

The consolidated financial statements of FNCB are comprised of the accounts of FNCB Bancorp, Inc., and its wholly-owned subsidiary, FNCB Bank (the “Bank”), as well as the Bank’s wholly-owned subsidiaries (collectively, “FNCB”). The accounting and reporting policies of FNCB conform to accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all the information and accompanying notes required by GAAP for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included in the consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation. Prior period amounts have been reclassified when necessary to conform to the current period’s presentation. Such reclassifications did not have an impact on the operating results or financial position of FNCB. The operating results and financial position of FNCB for the three and nine months ended September 30, 2017, may not be indicative of future results of operations and financial position.

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

Note 2.  New Authoritative Accounting Guidance

Accounting Guidance to be Adopted in Future Periods

ASU 2014-09, Revenue from Contracts with Customers (Topic 606): Section A, “Summary and Amendments That Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs-Contract with Customers (Subtopic 340-40);” Section B, “Conforming Amendments to Other Topics and Subtopics in the Codification and Status Tables;” and Section C, “Background Information and Basis for Conclusions,” provides a robust framework for addressing revenue recognition issues, and upon its effective date, replaces almost all existing revenue recognition guidance, including industry specific guidance, in current GAAP. On August 12, 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): “Deferral of the Effective Date,” which defers the adoption of ASU 2014-09 until the interim and annual reporting periods beginning after December 15, 2017. The core principle of ASU 2014-09 is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which FNCB expects to be entitled in exchange for those goods or services. ASU 2014-09 will also result in enhanced interim and annual disclosures, both qualitative and quantitative, about revenue in order to help financial statement users understand the nature, amount, timing and uncertainty of revenue and related cash flows. FNCB will adopt this guidance on January 1, 2018. The guidance allows an entity to apply the new standard either retrospectively or through a cumulative effect adjustment as of January 1, 2018. FNCB’s largest revenue stream is net interest income, which is explicitly excluded from the scope of ASU 2014-09. Deposit-related service charges and gains and losses on the sales of foreclosed real estate are two revenue streams that fall within the scope of ASU 2014-09. Management is currently cataloguing and evaluating all of FNCB’s non-interest revenue streams, including, but not limited to, deposit-related services charges and gains and losses from the sales of foreclosed real estate, using the five-step, contract-based approach to determine applicability to ASU 2014-09 and is reviewing current policies and practices to identify any differences with the new guidance. Management does not expect the adoption of this ASU to have a material impact on the operating results or financial position of FNCB.

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

ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): “Measurement of Credit Losses on Financial Instruments,” replaces the current loss impairment methodology under GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to form credit loss estimates in an effort to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit. Specifically, the amendments in this ASU will require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The amendments in this update affect entities holding financial assets and net investment in leases that are not accounted for at fair value through net income, including such financial assets as loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. On June 17, 2016, the four federal financial institution regulatory agencies (the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the National Credit Union Administration and the Office of the Comptroller of the Currency), issued a joint statement to provide information about ASU 2016-13 and the initial supervisory views regarding the implementation of the new standard. The joint statement applies to all banks, savings associations, credit unions and financial institution holding companies, regardless of asset size. The statement details the key elements of, and the steps necessary for, the successful transition to the new accounting standard. In addition, the statement notifies financial institutions that because the appropriate allowance levels are institution-specific amounts, the agencies will not establish benchmark targets or ranges for the change in institutions’ allowance levels upon adoption of the ASU, or for allowance levels going forward. Due to the importance of ASU 2016-13, the agencies encourage financial institutions to begin planning and preparing for the transition and state that senior management, under the oversight of the board of directors, should work closely with staff in their accounting, lending, credit risk management, internal audit, and information technology functions during the transition period leading up to, and well after, adoption. ASU 2016-13 is effective for public business entities that are U.S. Securities and Exchange Commission (“SEC”) filers for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. All entities may adopt the amendments in this ASU earlier as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Accordingly, FNCB will adopt this guidance on January 1, 2020. FNCB has created a Current Expected Credit Loss (“CECL”) task group comprised of members of its finance, credit administration, lending, internal audit, loan operations and information systems units. The CECL task group has become familiar with the provisions of ASU 2016-13 and is in the process of planning and preparing for the transition to the new guidance, which includes, but is not limited to: (1) developing an appropriate course of action for FNCB taking into consideration the nature, scope and risk of its lending and investing activities; (2) identifying segments and sub-segments within the loan portfolio that have similar risk characteristics; (3) reviewing the existing allowance and credit risk management practices to identify processes that may be leveraged when applying the new guidance; (4) identifying data needs and implementing changes that are necessary to its core operating system and interfaces to be able to capture data requirements; and (5) evaluating the effect this guidance may have on FNCB’s operating results and/or financial position, including assessing any potential impact on its capital.

Refer to Note 2 to FNCB’s consolidated financial statements included in the 2016 Annual Report on Form 10-K and the Quarterly Report on Form 10-Q for the periods ended March 31, 2017 and June 30, 2017 for a discussion of additional accounting guidance applicable to FNCB that will be adopted in future periods.

Note 3.  Securities

During the third quarter of 2017, management identified two subordinated notes issued by other financial institutions in the amount of $1.0 million each and $1.0 million in mandatory-redeemable preferred stock of a subsidiary of another financial institution that were included in loans receivable at December 31, 2016 and 2015. Management determined that these financial instruments are in fact securities and upon identification reclassified the recorded investment in these instruments of $3.0 million from loans receivable to available-for-sale securities. Management also conducted an assessment of materiality of the reclassification to determine if FNCB’s previously-issued consolidated financial statements should be amended. Based on its qualitative and quantitative assessment of materiality, management determined that the reclassification did not have a material impact to FNCB’s financial position or results of operations as of and for the years ended December 31, 2016 and 2015, including the interim periods within those years. In addition, the reclassification did not have a material impact to FNCB’s financial position or results of operations as of and for the interim periods ended March 31, 2017 and June 30, 2017. Accordingly, management concluded that FNCB’s previously-issued consolidated financial statements and notes to the consolidated financial statements could still be relied upon. However, management has elected to correct the error in these current-period consolidated financial statements and notes to the consolidated financial statements by adjusting the prior-period information for comparability. Management engaged an independent third party to conduct a valuation of and provide fair values for these available-for-sale securities as of September 30, 2017, December 31, 2016, December 31, 2015 and for each quarterly period-end of 2017 and 2016. Based on the valuations, management adjusted these available-for-sale securities to fair value at December 31, 2016 and 2015 and each of the quarter-end periods of 2017 and 2016. Specifically, these reclassifications and valuations resulted in the following adjustments to balances included in previously-issued consolidated statements of financial position at December 31, 2016 and 2015 of: 1) increases to securities available for sale of $3.3 million, or 1.22%, and $3.3 million, or 1.29%; 2) decreases to loans, net of the allowance for loan and lease losses of $3.0 million, or 0.41%, for both period ends; 3) increases to total capital, specifically accumulated other comprehensive income, net of income taxes, of $224 thousand, or 0.25%, and $178 thousand, or 0.21%; and 4) decreases to net deferred tax assets of $115 thousand, or 0.43%, and $91 thousand, or 0.32%, respectively.  Adjustments to these balances at each of the quarter-end periods of 2017 and 2016 were comparable to those made at December 31, 2016 and 2015, which management has deemed to be immaterial. These reclassifications and valuations had no effect on the consolidated statements of income, the consolidated statements of cash flows, or on earnings per share for the annual and interim periods of 2016 and interim periods of 2017.

During the nine months ended September 30, 2017, FNCB purchased $2.0 million in the subordinated notes of another financial institution. FNCB has classified the subordinated notes and mandatory-redeemable preferred stock as corporate debt securities within its available-for-sale securities portfolio.

The following tables present the amortized cost, gross unrealized gains and losses, and the fair value of FNCB’s securities at September 30, 2017 and December 31, 2016:

	September 30, 2017
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(in thousands)	Cost	Gains	Losses	Value
Available-for-sale:
Obligations of U.S. government agencies	$-	$-	$-	$-
Obligations of state and political subdivisions	144,518	1,207	1,025	144,700
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	35,216	221	165	35,272
Collateralized mortgage obligations - commercial	67,103	7	651	66,459
Mortgage-backed securities	22,335	258	71	22,522
Corporate debt securities	5,000	445	-	5,445
Asset-backed securities	3,517	6	11	3,512
Negotiable certificates of deposit	3,172	20	-	3,192
Equity securities	1,010	-	75	935
Total available-for-sale securities	$281,871	$2,164	$1,998	$282,037

	December 31, 2016
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(in thousands)	Cost	Gains	Losses	Value
Available-for-sale:
Obligations of U.S. government agencies	$12,152	$36	$-	$12,188
Obligations of state and political subdivisions	119,919	257	2,303	117,873
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	17,969	155	40	18,084
Collateralized mortgage obligations - commercial	100,064	154	868	99,350
Mortgage-backed securities	20,593	159	176	20,576
Corporate debt securities	3,500	339	47	3,792
Asset-backed securities	-	-	-	-
Negotiable certificates of deposit	3,172	44	-	3,216
Equity securities	1,010	-	74	936
Total available-for-sale securities	$278,379	$1,144	$3,508	$276,015

Except for securities of U.S. government and government-sponsored agencies there were no securities of any individual issuer that exceeded 10.0% of shareholders’ equity at September 30, 2017.

At September 30, 2017 and December 31, 2016, securities with a carrying amount of $266.1 million and $271.3 million, respectively, were pledged as collateral to secure public deposits and for other purposes.

The following table shows the amortized cost and approximate fair value of FNCB’s available-for-sale debt securities at September 30, 2017 by contractual maturity.  Expected maturities will differ from contractual maturity because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Because collateralized mortgage obligations, mortgage-backed securities and asset-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary:

	September 30, 2017
	Amortized	Fair
(in thousands)	Cost	Value
Amounts maturing in:
One year or less	$248	$248
After one year through five years	29,192	29,367
After five years through ten years	122,250	122,377
After ten years	1,000	1,345
Asset-backed securities	3,517	3,512
Collateralized mortgage obligations	102,319	101,731
Mortgage-backed securities	22,335	22,522
Total	$280,861	$281,102

Gross proceeds from the sale of available-for-sale securities were $54.5 million and $131.0 million for the three and nine months ended September 30, 2017, respectively, with gross gains of $0.4 million and $1.4 million, respectively realized upon the sales. Gross losses realized upon the sales were $24 thousand and $67 thousand for the three and nine months ended September 30, 2017.

There were no sales of available-for-sale securities for the three months ended September 30, 2016. Gross proceeds from the sale of available-for-sale securities were $32.6 million for the nine months ended September 30, 2016, with gross gains of $960 thousand realized upon the sales. There were no losses realized upon the sales of available-for-sale securities for the nine months ended September 30, 2016.

The following tables present the number, fair value and gross unrealized losses of available-for-sale securities with unrealized losses at September 30, 2017 and December 31, 2016, aggregated by investment category and length of time the securities have been in an unrealized loss position:

	September 30, 2017
	Less than 12 Months			12 Months or Longer			Total
	Number		Gross	Number		Gross	Number		Gross
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
(dollars in thousands)	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Obligations of US government agencies	-	$-	$-	-	$-	$-	-	$-	$-
Obligations of state and policitical subdivisions	33	36,928	474	16	15,302	551	49	52,230	1,025
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	6	17,596	165	1	77	-	7	17,673	165
Collateralized mortgage obligations - commercial	19	63,381	651	-	-	-	19	63,381	651
Mortgage-backed securities	5	6,205	71	-	-	-	5	6,205	71
Corporate debt securities	-	-	-	-	-	-	-	-	-
Asset-backed securities	1	2,768	11	-	-	-	1	2,768	11
Negotiable certificates of deposit	-	-	-	-	-	-	-	-	-
Equity securities	-	-	-	1	925	75	1	925	75
Total	64	$126,878	$1,372	18	$16,304	$626	82	$143,182	$1,998

	December 31, 2016
	Less than 12 Months			12 Months or Longer			Total
	Number		Gross	Number		Gross	Number		Gross
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
(dollars in thousands)	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Obligations of U.S. government agencies	-	$-	$-	-	$-	$-	-	$-	$-
Obligations of state and policitical subdivisions	82	88,479	2,303	-	-	-	82	88,479	2,303
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	2	4,514	40	1	175	-	3	4,689	40
Collateralized mortgage obligations - commercial	17	70,146	868	-	-	-	17	70,146	868
Mortgage-backed securities	5	6,495	176	-	-	-	5	6,495	176
Corporate debt securities	-	-	-	1	453	47	1	453	47
Asset-backed securities	-	-	-	-	-	-	-	-	-
Negotiable certificates of deposit	-	-	-	-	-	-	-	-	-
Equity securities	-	-	-	1	926	74	1	926	74
Total	106	$169,634	$3,387	3	$1,554	$121	109	$171,188	$3,508

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

There were 82 securities in an unrealized loss position at September 30, 2017, including 49 obligations of state and political subdivisions, 31 securities issued by a U.S. government or government-sponsored agency, one asset-backed security, and one equity security. Management performed a review of all securities in an unrealized loss position as of September 30, 2017, and determined that movements in the fair values of the securities were consistent with the change in market interest rates. In addition, as part of its review, management noted that there was no material change in the credit quality of any of the issuers or any other event or circumstance that may cause a significant adverse effect on the fair value of these securities. Moreover, to date, FNCB has received all scheduled principal and interest payments and expects to fully collect all future contractual principal and interest payments on all securities in an unrealized loss position at September 30, 2017. FNCB does not intend to sell the securities, nor is it more likely than not that it will be required to sell the securities, prior to recovery of their amortized cost. Based on the results of its review and considering the attributes of these debt and equity securities, management concluded that the individual unrealized losses were temporary and OTTI did not exist at September 30, 2017.

Investment in the Federal Home Loan Bank (“FHLB”) of Pittsburgh stock has limited marketability and is carried at cost. FNCB’s investment in FHLB of Pittsburgh stock totaled $2.5 million and $3.3 million at September 30, 2017 and December 31, 2016, respectively. Management noted no indicators of impairment for the FHLB of Pittsburgh stock at September 30, 2017 and December 31, 2016.

During the third quarter of 2017, FNCB purchased $1.2 million, representing approximately 4.9%, of the common stock of a privately-held bank holding company. The common stock was purchased as part of a private placement pursuant to an exemption from the registration requirements of the Securities Act of 1933 for offerings not involving any public offering. The common stock is not currently traded on any established market, and is not expected to be traded in the near future on any securities exchange or established over-the-counter market. FNCB has elected to account for this transaction as an investment in an equity security without a readily determinable fair value. An equity security without a readily determinable fair value shall be written down to its fair value if a qualitative assessment indicates that the investment is impaired and the fair value of the investment is less than its carrying value. The $1.2 million investment is included in other assets in the consolidated statements of financial condition at September 30, 2017. Management engaged an independent third party to provide a valuation of this investment as of September 30, 2017. The valuation indicated that the investment was not impaired and accordingly, no adjustment for impairment is required at September 30, 2017.

Note 4.	Loans

The following table summarizes loans receivable, net, by category at September 30, 2017 and December 31, 2016:

	September 30,	December 31,
(in thousands)	2017	2016
Residential real estate	$152,257	$144,260
Commercial real estate	253,791	243,830
Construction, land acquisition and development	26,805	18,357
Commercial and industrial	146,048	150,758
Consumer	138,734	127,844
State and political subdivisions	39,271	43,709
Total loans, gross	756,906	728,758
Unearned income	(84)	(48)
Net deferred loan costs	2,667	2,569
Allowance for loan and lease losses	(8,862)	(8,419)
Loans, net	$750,627	$722,860

FNCB has granted loans, letters of credit and lines of credit to certain of its executive officers and directors as well as to certain of their related parties. For more information about related party transactions, refer to Note 7, “Related Party Transactions” to these consolidated financial statements.

FNCB originates one- to four-family mortgage loans for sale in the secondary market. During the three and nine months ended September 30, 2017, one- to four-family mortgages sold on the secondary market were $3.7 million and $10.0 million, respectively. Net gains on the sale of residential mortgage loans for the three and nine months ended September 30, 2017 were $106 thousand and $241 thousand, respectively, and $99 thousand and $238 thousand, respectively, for the comparable periods of 2016. FNCB retains servicing rights on these mortgages. At September 30, 2017 and December 31, 2016, there were $147 thousand and $596 thousand in one- to four-family residential mortgage loans held for sale, respectively.

During the three and nine months ended September 30, 2017, FNCB sold the guaranteed principal balance of loans that were guaranteed by the Small Business Administration (“SBA”) totaling $322 thousand and $900 thousand, respectively. Net gains realized upon the sales and included in non-interest income totaled $23 thousand and $79 thousand for the three and nine months ended September 30, 2017, respectively. FNCB retained the servicing rights on these loans. Net gains realized upon the sales of SBA guaranteed loans for the three and nine months ended September 30, 2016 totaled $51 thousand.

FNCB does not have any lending programs commonly referred to as subprime lending. Subprime lending generally targets borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments, and bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burden ratios.

There were no material changes to the risk characteristics of FNCB’s loan segments, loan classification and credit grading systems and methodology for determining the adequacy of the ALLL during the nine months ended September 30, 2017. Refer to Note 2, “Summary of Significant Accounting Policies” to FNCB’s consolidated financial statements included in the 2016 Annual Report on Form 10-K for information about the risk characteristics related to FNCB’s loan segments, loan classification and credit grading systems and methodology for determining the adequacy of the ALLL.

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

The following table summarizes activity in the ALLL by loan category for the three and nine months ended September 30, 2017 and 2016:

	Real Estate
	Residential	Commercial	Construction, Land Acquisition and	Commercial		State and Political
(in thousands)	Real Estate	Real Estate	Development	and Industrial	Consumer	Subdivisions	Unallocated	Total
Three months ended September 30, 2017:
Allowance for loan losses:

Beginning balance, July 1, 2017	$1,148	$3,022	$236	$2,313	$1,442	$308	$-	$8,469
Charge-offs	(32)	(85)	-	(128)	(132)	-	-	(377)
Recoveries	16	38	-	125	48	-	-	227
Provisions (credits)	46	328	41	53	75	-	-	543
Ending balance, September 30, 2017	$1,178	$3,303	$277	$2,363	$1,433	$308	$-	$8,862

Three months ended September 30, 2016:
Allowance for loan losses:

Beginning balance, July 1, 2016	$1,099	$3,095	$717	$1,565	$1,350	$733	$-	$8,559
Charge-offs	(37)	-	-	(18)	(134)	-	-	(189)
Recoveries	2	1	-	184	167	-	-	354
Provisions (credits)	49	185	(50)	(232)	50	(236)	-	(234)
Ending balance, September 30, 2016	$1,113	$3,281	$667	$1,499	$1,433	$497	$-	$8,490

Nine months ended September 30, 2017:
Allowance for loan losses:

Beginning balance, January 1, 2017	$1,171	$3,297	$268	$1,736	$1,457	$490	$-	$8,419
Charge-offs	(112)	(114)	-	(475)	(438)	-	-	(1,139)
Recoveries	28	43	421	304	300	-	-	1,096
Provisions (credits)	91	77	(412)	798	114	(182)	-	486
Ending balance, September 30, 2017	$1,178	$3,303	$277	$2,363	$1,433	$308	$-	$8,862

Nine months ended September 30, 2016:
Allowance for loan losses:

Beginning balance, January 1, 2016	$1,333	$3,346	$853	$1,205	$1,494	$485	$74	$8,790
Charge-offs	(61)	(251)	-	(1,082)	(652)	-	-	(2,046)
Recoveries	4	4	9	396	475	-	-	888
Provisions (credits)	(163)	182	(195)	980	116	12	(74)	858
Ending balance, September 30, 2016	$1,113	$3,281	$667	$1,499	$1,433	$497	$-	$8,490

The following table represents the allocation of the ALLL and the related loan balance, by loan category, disaggregated based on the impairment methodology at September 30, 2017 and December 31, 2016:

	Real Estate
			Construction,
			Land			State and
	Residential	Commercial	Acquisition and	Commercial		Political
(in thousands)	Real Estate	Real Estate	Development	and Industrial	Consumer	Subdivisions	Total
September 30, 2017
Allowance for loan losses:
Individually evaluated for impairment	$7	$163	$-	$600	$2	$-	$772
Collectively evaluated for impairment	1,171	3,140	277	1,763	1,431	308	8,090
Total	$1,178	$3,303	$277	$2,363	$1,433	$308	$8,862

Loans receivable:
Individually evaluated for impairment	$1,789	$8,256	$86	$795	$397	$-	$11,323
Collectively evaluated for impairment	150,468	245,535	26,719	145,253	138,337	39,271	745,583
Total	$152,257	$253,791	$26,805	$146,048	$138,734	$39,271	$756,906

December 31, 2016
Allowance for loan losses:
Individually evaluated for impairment	$29	$254	$-	$18	$1	$-	$302
Collectively evaluated for impairment	1,142	3,043	268	1,718	1,456	490	8,117
Total	$1,171	$3,297	$268	$1,736	$1,457	$490	$8,419

Loans receivable:
Individually evaluated for impairment	$1,929	$2,937	$350	$91	$297	$-	$5,604
Collectively evaluated for impairment	142,331	240,893	18,007	150,667	127,547	43,709	723,154
Total	$144,260	$243,830	$18,357	$150,758	$127,844	$43,709	$728,758

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

The following tables present the recorded investment in loans receivable by loan category and credit quality indicator at September 30, 2017 and December 31, 2016:

	Credit Quality Indicators
	September 30, 2017
	Commercial Loans						Other Loans
		Special				Subtotal	Accruing	Non-accrual	Subtotal	Total
(in thousands)	Pass	Mention	Substandard	Doubtful	Loss	Commercial	Loans	Loans	Other	Loans
Residential real estate	$22,866	$331	$317	$-	$-	$23,514	$128,287	$456	$128,743	$152,257
Commercial real estate	237,484	7,695	8,612	-	-	253,791	-	-	-	253,791
Construction, land acquisition and development	23,716	333	6	-	-	24,055	2,750	-	2,750	26,805
Commercial and industrial	140,427	882	1,176	-	-	142,485	3,563	-	3,563	146,048
Consumer	2,373	94	35	-	-	2,502	136,002	230	136,232	138,734
State and political subdivisions	38,864	-	407	-	-	39,271	-	-	-	39,271
Total	$465,730	$9,335	$10,553	$-	$-	$485,618	$270,602	$686	$271,288	$756,906

	Credit Quality Indicators
	December 31, 2016
	Commercial Loans						Other Loans
		Special				Subtotal	Accruing	Non-accrual	Subtotal	Total
(in thousands)	Pass	Mention	Substandard	Doubtful	Loss	Commercial	Loans	Loans	Other	Loans
Residential real estate	$25,506	$394	$466	$-	$-	$26,366	$117,286	$608	$117,894	$144,260
Commercial real estate	233,523	4,911	5,396	-	-	243,830	-	-	-	243,830
Construction, land acquisition and development	14,101	346	448	-	-	14,895	3,462	-	3,462	18,357
Commercial and industrial	142,794	2,794	1,128	-	-	146,716	4,042	-	4,042	150,758
Consumer	2,699	-	37	-	-	2,736	124,935	173	125,108	127,844
State and political subdivisions	40,424	2,964	321	-	-	43,709	-	-	-	43,709
Total	$459,047	$11,409	$7,796	$-	$-	$478,252	$249,725	$781	$250,506	$728,758

Included in loans receivable are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The recorded investment in these non-accrual loans was $2.6 million and $2.2 million at September 30, 2017 and December 31, 2016, respectively. Generally, loans are placed on non-accrual status when they become 90 days or more delinquent, and remain on non-accrual status until they are brought current, have six months of performance under the loan terms, and factors indicating reasonable doubt about the timely collection of payments no longer exist. Therefore, loans may be current in accordance with their loan terms, or may be less than 90 days delinquent, and still be on a non-accrual status. There were no loans past due 90 days or more and still accruing at September 30, 2017 and December 31, 2016.

The following tables present the delinquency status of past due and non-accrual loans at September 30, 2017 and December 31, 2016:

	September 30, 2017
	Delinquency Status
	0-29 Days	30-59 Days	60-89 Days	>/= 90 Days
(in thousands)	Past Due	Past Due	Past Due	Past Due	Total
Performing (accruing) loans:
Real estate:
Residential real estate	$151,136	$271	$328	$-	$151,735
Commercial real estate	251,467	519	704	-	252,690
Construction, land acquisition and development	26,777	28	-	-	26,805
Total real estate	429,380	818	1,032	-	431,230

Commercial and industrial	144,896	272	91	-	145,259

Consumer	137,235	992	277	-	138,504

State and political subdivisions	39,262	9	-	-	39,271
Total performing (accruing) loans	750,773	2,091	1,400	-	754,264

Non-accrual loans:
Real estate:
Residential real estate	230	-	191	101	522
Commercial real estate	-	-	-	1,101	1,101
Construction, land aquisition and development	-	-	-	-	-
Total real estate	230	-	191	1,202	1,623

Commercial and industrial	750	-	-	39	789

Consumer	76	18	6	130	230

State and political subdivisions	-	-	-	-	-
Total non-accrual loans	1,056	18	197	1,371	2,642

Total loans receivable	$751,829	$2,109	$1,597	$1,371	$756,906

	December 31, 2016
	Delinquency Status
	0-29 Days	30-59 Days	60-89 Days	>/= 90 Days
(in thousands)	Past Due	Past Due	Past Due	Past Due	Total
Performing (accruing) loans:
Real estate:
Residential real estate	$143,142	$229	$107	$-	$143,478
Commercial real estate	241,477	830	553	-	242,860
Construction, land acquisition and development	17,766	346	-	-	18,112
Total real estate	402,385	1,405	660	-	404,450

Commercial and industrial	150,378	307	9	-	150,694

Consumer	126,341	1,030	300	-	127,671

State and political subdivisions	43,709	-	-	-	43,709
Total peforming (accruing) loans	722,813	2,742	969	-	726,524

Non-accrual loans:
Real estate:
Residential real estate	176	202	17	387	782
Commercial real estate	201	23	-	746	970
Construction, land acquisition and development	-	245	-	-	245
Total real estate	377	470	17	1,133	1,997

Commercial and industrial	-	-	-	64	64

Consumer	56	25	2	90	173

State and political subdivisions	-	-	-	-	-
Total non-accrual loans	433	495	19	1,287	2,234

Total loans receivable	$723,246	$3,237	$988	$1,287	$728,758

The following tables present a distribution of the recorded investment, unpaid principal balance and the related allowance for FNCB’s impaired loans, which have been analyzed for impairment under ASC 310, at September 30, 2017 and December 31, 2016. Non-accrual loans, other than TDRs, with balances less than the $100 thousand loan relationship threshold are not evaluated individually for impairment and accordingly, are not included in the following tables. However, these loans are evaluated collectively for impairment as homogenous pools in the general allowance under ASC Topic 450. Total non-accrual loans, other than TDRs, with balances less than the $100 thousand loan relationship threshold that were evaluated under ASC Topic 450 amounted to $0.6 million at September 30, 2017 and $0.8 million at December 31, 2016.

	September 30, 2017
		Unpaid
	Recorded	Principal	Related
(in thousands)	Investment	Balance	Allowance
With no allowance recorded:
Real estate:
Residential real estate	$220	$281	$-
Commercial real estate	5,233	5,302	-
Construction, land acquisition and development	86	86	-
Total real estate	5,539	5,669	-

Commercial and industrial	21	53	-

Consumer	30	30	-

State and political subdivisions	-	-	-
Total impaired loans with no related allowance recorded	5,590	5,752	-

With a related allowance recorded:
Real estate:
Residential real estate	1,569	1,569	7
Commercial real estate	3,023	3,023	163
Construction, land acquisition and development	-	-	-
Total real estate	4,592	4,592	170

Commercial and industrial	774	774	600

Consumer	367	367	2

State and political subdivisions	-	-	-
Total impaired loans with a related allowance recorded	5,733	5,733	772

Total impaired loans:
Real estate:
Residential real estate	1,789	1,850	7
Commercial real estate	8,256	8,325	163
Construction, land acquisition and development	86	86	-
Total real estate	10,131	10,261	170

Commercial and industrial	795	827	600

Consumer	397	397	2

State and political subdivisions	-	-	-
Total impaired loans	$11,323	$11,485	$772

	December 31, 2016
		Unpaid
	Recorded	Principal	Related
(in thousands)	Investment	Balance	Allowance
With no allowance recorded:
Real estate:
Residential real estate	$386	$477	$-
Commercial real estate	1,066	1,143	-
Construction, land acquisition and development	350	766	-
Total real estate	1,802	2,386	-

Commercial and industrial	73	105	-

Consumer	-	-	-

State and political subdivisions	-	-	-
Total impaired loans with no related allowance recorded	1,875	2,491	-

With a related allowance recorded:
Real estate:
Residential real estate	1,543	1,543	29
Commercial real estate	1,871	1,871	254
Construction, land acquisition and development	-	-	-
Total real estate	3,414	3,414	283

Commercial and industrial	18	18	18

Consumer	297	297	1

State and political subdivisions	-	-	-
Total impaired loans with a related allowance recorded	3,729	3,729	302

Total impaired loans:
Real estate:
Residential real estate	1,929	2,020	29
Commercial real estate	2,937	3,014	254
Construction, land acquisition and development	350	766	-
Total real estate	5,216	5,800	283

Commercial and industrial	91	123	18

Consumer	297	297	1

State and political subdivisions	-	-	-
Total impaired loans	$5,604	$6,220	$302

The following table presents the average balance and interest income by loan category recognized on impaired loans for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
(in thousands)	Average Balance	Interest Income (1)	Average Balance	Interest Income (1)	Average Balance	Interest Income (1)	Average Balance	Interest Income (1)
Real estate:
Residential real estate	$1,815	$21	$1,933	$21	$1,828	$63	$2,416	$69
Commercial real estate	8,431	82	2,835	23	7,941	194	3,476	69
Construction, land acquisition and development	86	1	379	1	87	3	452	5
Total real estate	10,332	104	5,147	45	9,856	260	6,344	143

Commercial and industrial	1,212	1	196	-	1,136	15	315	2

Consumer	328	3	299	1	329	9	301	7

State and political subdivisions	-	-	-	-	-	-	-	-
Total impaired loans	$11,872	$108	$5,642	$46	$11,321	$284	$6,960	$152

(1) Interest income represents income recognized on accruing TDRs.

The additional interest income that would have been earned on non-accrual and restructured loans had these loans performed in accordance with their original terms approximated $50 thousand and $116 thousand for the three and nine months ended September 30, 2017, respectively, and $48 thousand and $175 thousand for the three and nine months ended September 30, 2016.

Troubled Debt Restructured Loans

TDRs at September 30, 2017 and December 31, 2016 were $10.2 million and $4.3 million, respectively. Accruing and non-accruing TDRs were $9.3 million and $0.9 million, respectively at September 30, 2017, and $4.2 million and $0.1 million, respectively at December 31, 2016. Approximately $772 thousand and $261 thousand in specific reserves have been established for TDRs as of September 30, 2017 and December 31, 2016, respectively. FNCB was not committed to lend additional funds to any loan classified as a TDR at September 30, 2017.

The modification of the terms of such loans may include one or a combination of the following, among others: a reduction of the stated interest rate of the loan, an extension of the maturity date, capitalization of real estate taxes, a payment modification under a forbearance agreement, or a permanent reduction of the recorded investment in the loan.

The following tables show the pre- and post-modification recorded investment in loans modified as TDRs during the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
(dollars in thousands)	Contracts	Investment	Investment	Contracts	Investment	Investment
Troubled debt restructurings:
Residential real estate	-	$-	$-	1	$63	$63
Commercial real estate	-	-	-	8	5,250	5,250
Construction, land acquisition and development	-	-	-	-	-	-
Commercial and industrial	-	-	-	4	1,845	1,845
Consumer	2	85	104	2	85	104
States and political subdivisions	-	-	-	-	-	-
Total new troubled debt restructurings	2	$85	$104	15	$7,243	$7,262

	Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
(dollars in thousands)	Contracts	Investment	Investment	Contracts	Investment	Investment
Troubled debt restructurings:
Residential real estate	1	$95	$99	1	$95	$99
Commercial real estate	-	-	-	-	-	-
Construction, land acquisition and development	-	-	-	-	-	-
Commercial and industrial	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
States and political subdivisions	-	-	-	-	-	-
Total new troubled debt restructurings	1	$95	$99	1	$95	$99

The following table presents the types of modifications made during the three and nine months ended September 30, 2017 and 2016:

	Three months ended September 30, 2017					Nine months ended September 30, 2017
(in thousands)	Extension of Term	Extension of Term and Capitalization of Taxes	Extension of Term and Forbearance	Forbearance	Total Modifications	Extension of Term	Extension of Term and Capitalization of Taxes	Extension of Term and Forbearance	Forbearance	Total Modifications
Types of modification:
Residential real estate	$-	$-	$-	$-	$-	$63	$-	$-	$-	$63
Commercial real estate	-	-	-	-	-	-	-	-	5,250	5,250
Construction, land acquisition and development	-	-	-	-	-	-	-	-	-	-
Commercial and industrial	-	-	-	-	-	-	-	25	1,820	1,845
Consumer	-	85	-	-	85	-	85	-	-	85
State and political subdivisions	-	-	-	-	-	-	-	-	-	-
Total modifications	$-	$85	$-	$-	$85	$63	$85	$25	$7,070	$7,243

	Three months ended September 30, 2016					Nine months ended September 30, 2016
(in thousands)	Extension of Term	Extension of Term and Capitalization of Taxes	Extension of Term and Forbearance	Forbearance	Total Modifications	Extension of Term	Extension of Term and Capitalization of Taxes	Extension of Term and Forbearance	Forbearance	Total Modifications
Types of modification:
Residential real estate	$-	$95	$-	$-	$95	$-	$95	$-	$-	$95
Commercial real estate	-	-	-	-	-	-	-	-	-	-
Construction, land acquisition and development	-	-	-	-	-	-	-	-	-	-
Commercial and industrial	-	-	-	-	-	-	-	-	-	-
Consumer	-	-	-	-	-	-	-	-	-	-
State and political subdivisions	-	-	-	-	-	-	-	-	-	-
Total modifications	$-	$95	$-	$-	$95	$-	$95	$-	$-	$95

There were eight loan relationships modified as TDRs during the nine months ended September 30, 2017, which incorporated a total of fifteen individual loans. There were three loan relationships, comprised of eight commercial real estate loans totaling $5.3 million, and two loan relationships, comprised of four commercial and industrial loans totaling $1.8 million, that were modified under varying forms of forbearance agreements during the nine months ended September 30, 2017. Additional TDRs included two consumer loans totaling $85 thousand that had their terms extended and delinquent taxes capitalized, as well as one residential real estate loan in the amount of $63 thousand that had its terms extended. The commercial real estate modifications included a principal forbearance agreement for one loan in the amount of $4.0 million and reductions in required monthly principal payments resulting in balloon payments due at maturity for seven loans to two borrowers aggregating $1.2 million. The four commercial and industrial loan modifications involved the delay of required principal and interest payments for predefined time periods. In addition, a charge-off in the amount of $0.3 million was recorded as part of the modification of three commercial and industrial loans aggregating $1.8 million to one borrower. During the third quarter of 2017, two of the four commercial and industrial loans totaling $0.8 million were paid off. All remaining loans modified during the nine months ended September 30, 2017 are performing in accordance with their respective modified terms.

The following table presents the number and recorded investment of TDRs that were modified within the previous 12 months which have defaulted (defined as past due 90 days or more) during the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017		2016
	Number of	Recorded	Number of	Recorded
(dollars in thousands)	Contracts	Investment	Contracts	Investment
Troubled debt restructurings:
Residential real estate	-	$-	3	$145
Commercial real estate	-	-	1	680
Construction, land acquisition and development	1	10	-	-
Commercial and industrial	-	-	-	-
Consumer	-	-	-	-
State and political subdivisions	-	-	-	-
Total TDR defaults	1	$10	4	$825

There were no TDRs that were modified within the previous 12 months which defaulted during the three months ended September 30, 2017 and 2016. For the nine months ended September 30, 2016, one of the three residential real estate TDRs that defaulted suffered a decline in collateral value, which resulted in a charge against the ALLL of $37 thousand. The one commercial real estate loan that defaulted during the nine months ended September 30, 2016 was foreclosed upon and transferred to OREO during the third quarter of 2016.

Residential Real Estate Loan Foreclosures

There were two consumer mortgage loans secured by residential real estate properties with an aggregate recorded investment of $14 thousand that were in the process of foreclosure at September 30, 2017. There were no residential real estate properties that were foreclosed upon during the three months ended September 30, 2017. For the nine months ended September 30, 2017, there were two residential real estate properties with an aggregate carrying value of $125 thousand that were foreclosed upon. Of the two loans foreclosed upon during the nine months ended September 30, 2017, one was an investor-owned residential real estate property with a current carrying value of $30 thousand. There was one residential real estate property with a carrying value of $237 thousand that was foreclosed upon during the nine months ended September 30, 2016.

There were four residential real estate properties with an aggregate carrying value of $149 thousand included in OREO at September 30, 2017, and two residential real estate properties with an aggregate carrying value of $41 thousand included in OREO at December 31, 2016.

Note 5.	Deposits

The following table presents deposits by major category at September 30, 2017 and December 31, 2016:

	September 30,	December 31,
(in thousands)	2017	2016
Demand (non-interest bearing)	$162,426	$173,702
Interest-bearing:
Interest-bearing demand	520,512	551,114
Savings	101,755	103,241
Time ($250,000 and over)	42,094	35,917
Other time	156,425	151,165
Total interest-bearing	820,786	841,437
Total deposits	$983,212	$1,015,139

Total deposits decreased $31.9 million to $983.2 million at September 30, 2017 from $1.015 billion at December 31, 2016. Non-interest-bearing deposits decreased $11.3 million to $162.4 million at September 30, 2017 from $173.7 million at December 31, 2016. Interest-bearing deposits decreased $20.6 million to $820.8 million at September 30, 2017 from $841.4 million at December 31, 2016. The decrease in non-interest-bearing deposits was primarily due to movements in the balances of larger commercial deposit relationships. The decrease in interest-bearing deposits was primarily due to the anticipated exit of short-term funds related to the sale of a municipal utility deposited in December 2016, and normal cyclical deposit trends of public depositors.

Note 6.	Income Taxes

The following table presents a reconciliation between the effective income tax expense and the income tax expense that would have been provided at the federal statutory tax rate of 34.0% for the three and nine months ended September 30, 2017 and 2016:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2017		2016		2017		2016
(in thousands)	Amount	%	Amount	%	Amount	%	Amount	%
Provision at statutory tax rates	$1,054	34.00%	$932	34.00%	$2,994	34.00%	$2,175	34.00%
Add (deduct):
Tax effects of non-taxable income	(108)	(3.48%)	(121)	(4.42%)	(342)	(3.88%)	(374)	(5.85%)
Non-deductible interest expense	3	0.11%	2	0.07%	9	0.10%	7	0.11%
Bank-owned life insurance	(44)	(1.41%)	(47)	(1.70%)	(136)	(1.54%)	(145)	(2.27%)
Change in valuation allowance	-	0.00%	-	0.00%	-	0.00%	(8)	(0.13%)
Other items, net	(78)	(2.53%)	(42)	(1.54%)	18	0.20%	(44)	(0.68%)
Income tax expense	$827	26.69%	$724	26.41%	$2,543	28.88%	$1,611	25.19%

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

Management performed an evaluation of FNCB’s deferred tax assets at September 30, 2017 and December 31, 2016 taking into consideration all available positive and negative evidence at that time. Based on this evaluation, management believes that FNCB’s future taxable income will be sufficient to utilize deferred tax assets. Accordingly, a valuation allowance for deferred tax assets was not required at September 30, 2017 and December 31, 2016.

FNCB uses the current statutory tax rate of 34.0% to value its deferred tax assets and liabilities. On September 27, 2017, the Trump Administration released a tax reform framework that includes a reduction in the U.S. corporate income tax rate to 20.0%. If corporate tax rates are reduced, management expects FNCB would be required to record an initial charge against earnings to lower the carrying amount of its net deferred tax asset, and then, going forward, would record lower tax provisions on an ongoing basis. The House of Representatives is currently working on a draft of the bill, which is expected to be addressed by Congress later in 2017. It is too early to determine if any of the proposals on tax reform are actionable, or if acted upon, the specific tax reforms that would be implemented. Accordingly, management cannot assess the effect that any tax reform measure effectuated would have on FNCB’s operating results or financial position at the present time.

Note 7. Related Party Transactions

In conducting its business, FNCB has engaged in, and intends to continue to engage in, banking and financial transactions with directors, executive officers and their related parties.

FNCB has granted loans, letters of credit and lines of credit to directors, executive officers and their related parties. The following table summarizes the changes in the total amounts of such outstanding loans, advances under lines of credit, net of any participations sold, as well as repayments during the three and nine months ended September 30, 2017 and 2016:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands)	2017	2016	2017	2016
Balance, beginning of period	$41,425	$43,664	$42,007	$52,652
Additions, new loans and advances	30,971	3,492	67,743	10,704
Repayments	(6,381)	(2,115)	(43,735)	(18,294)
Other (1)	-	(28)	-	(49)
Balance, end of period	$66,015	$45,013	$66,015	$45,013
(1) Represents loans to related parties that ceased being an insider during the period.

At September 30, 2017, there were no loans made to directors, executive officers and their related parties that were not performing in accordance with the terms of the loan agreements. As of December 31, 2016, there was one loan relationship aggregating $381 thousand to a business partially owned by a director that had been classified as “Special Mention”. Management had classified the loan relationship as Special Mention strictly because FNCB had not received current financial information from a non-related party to the loan agreements. As of September 30, 2017, the required updated financial information had been received, and the loan relationship was no longer criticized.

On September 27, 2017, the Board of Directors of FNCB elected three new directors to the Board of Directors. The addition of the three directors and their related parties contributed $22.8 million of the additions, new loans and advances during the three and nine months ended September 30, 2017.

Deposits from directors, executive officers and their related parties held by the Bank at September 30, 2017 and December 31, 2016 amounted to $103.8 million and $119.3 million, respectively. Interest paid on the deposits amounted to $209 thousand and $143 thousand, respectively, for the nine months ended on September 30, 2017 and 2016.

In the course of its operations, FNCB acquires goods and services from, and transacts business with, various companies of related parties, which include, but are not limited to, employee health insurance, fidelity bond and errors and omissions insurance, legal services, and repair of repossessed automobiles for resale. FNCB recorded payments to related parties for goods and services of $1.0 million and $2.1 million for the three and nine months ended September 30, 2017, respectively, and $1.0 million and $1.9 million for the respective periods of 2016.

Subordinated notes (the “Notes”) held by directors and/or their related parties totaled $3.1 million at September 30, 2017 and $6.2 million at December 31, 2016. During the nine months ended September 30, 2017, FNCB paid the quarterly interest payments due on the Notes for the period of December 1, 2016 through August 31, 2017, totaling $343 thousand, of which $211 thousand was paid to directors and/or their related interests. During the nine months ended September 30, 2016, FNCB paid the quarterly interest payments due on the Notes for the period of December 1, 2015 through August 31, 2016, totaling $481 thousand, of which $296 thousand was paid to directors and/or their related interests. Also during the nine months ended September 30, 2016, FNCB paid all previously deferred and accrued interest on the Notes for the period September 1, 2010 through May 31, 2015, which totaled $10.8 million, of which $3.9 million was paid to directors and/or their related interests.

On July 27, 2017, the Board of Directors approved the acceleration of a partial principal repayment in the amount of $5.0 million on Notes, of which $3.1 million was repaid to directors and/or their related parties. This principal repayment, which was originally due and payable on September 1, 2018, was paid to Noteholders on September 1, 2017.

Note 8.	Contingencies

On May 24, 2012, a putative shareholder filed a complaint in the Court of Common Pleas for Lackawanna County (“Shareholder Derivative Suit”) against certain present and former directors and officers of FNCB (the “Individual Defendants”) alleging, inter alia, breach of fiduciary duty, abuse of control, corporate waste, and unjust enrichment. FNCB was named as a nominal defendant. On February 4, 2014, the Court issued a Final Order and Judgment for the matter granting approval of a Stipulation of Settlement (the “Settlement”) and dismissing all claims against FNCB and the Individual Defendants. As part of the Settlement, without admitting any fault, wrongdoing or liability, the Individual Defendants agreed to settle the derivative litigation for $5.0 million. The $5.0 million Settlement payment was made to FNCB on March 28, 2014. The Individual Defendants reserved their rights to indemnification under FNCB’s Articles of Incorporation and Bylaws, resolutions adopted by the Board, the Pennsylvania Business Corporation Law and any and all rights they have against FNCB’s and the Bank’s insurance carriers. In addition, in conjunction with the Settlement, FNCB accrued $2.5 million related to fees and costs of the plaintiff’s attorneys, which was included in non-interest expense in the consolidated statements of income for the year ended December 31, 2013. On April 1, 2014, FNCB paid the $2.5 million related to fees and costs of the plaintiff’s attorneys and partial indemnification of the Individual Defendants in the amount of $2.5 million. On July 1, 2017, FNCB continued to make partial indemnification to the Individual Defendants by commencing monthly principal payments, on behalf of the Individual Defendants, of $25,000 plus accrued interest due to First Northern Bank and Trust Co. As of September 30, 2017, $2.5 million plus accrued interest remains accrued in other liabilities related to the potential indemnification of the Individual Defendants.

On September 5, 2012, Fidelity and Deposit Company of Maryland (“F&D”) filed an action against FNCB and the Bank, as well as several current and former officers and directors of FNCB, in the United States District Court for the Middle District of Pennsylvania. F&D has asserted a claim for the rescission of a directors’ and officers’ insurance policy and a bond that it had issued to FNCB. On November 9, 2012, FNCB and the Bank answered the claim and asserted counterclaims for the losses and expenses already incurred by FNCB and the Bank. FNCB and the other defendants are defending the claims and have opposed F&D’s requested relief by way of counterclaims, breaches of contract and bad faith claims against F&D for its failure to fulfill its obligations to FNCB and the Bank under the insurance policy. Discovery is complete and the parties have exchanged expert reports. Dispositive motions have been submitted by the parties and the Court heard oral arguments on the motions on August 9, 2017. At this time, FNCB cannot reasonably determine the outcome of potential range of loss, if any, in connection with this matter.

On February 16, 2017, FNCB and the Bank entered into a Class Action Settlement Agreement and Release (the “Settlement Agreement”) in the matters filed in the Court of Common Pleas of Lackawanna County to Steven Antonik, Individually, and as Administrator of the Estate of Linda Kluska, William R. Howells and Louise A. Howells, Summer Benjamin, and Joshua Silfee, on behalf of themselves and all other similarly situated vs. First National Community Bancorp, Inc. and First National Community Bank, Civil Action No. 2013-CV-4438 and Charles Saxe, III, Individually and on behalf of all others similarly situated vs. First National Community Bank No. 2013-CV-5071 (collectively, the “Actions”). By entering into this Settlement Agreement, the parties to the Actions have resolved the claims made in the complaints to their mutual satisfaction. FNCB has not admitted to the validity of any claims or allegations and denies any liability in the claims made and the Plaintiffs have not admitted that any claims or allegations lack merit or foundation. Under the terms of the Settlement Agreement, the parties have agreed to the following: 1) FNCB is to pay the Plaintiffs’ class members the aggregate sum of Seven Hundred Fifty Thousand Dollars ($750,000) (an amount which FNCB recorded as a liability and corresponding expense in its 2015 operating results); 2) Plaintiffs shall release all claims against FNCB related to the Actions; 3) FNCB shall move to vacate or satisfy any judgments against any class members arising from the vehicle loans that are the subject of the Actions; and 4) FNCB shall waive the deficiency balance of each class member and remove the trade lines on each class members’ credit report associated with the subject vehicle loans that are at issue in the Actions for Experian, Equifax, and Transunion. The Settlement Agreement provides for an Incentive Award for the representative Plaintiffs and an award to Plaintiffs’ counsel of attorney’s fees and reimbursement of expenses in connection with their roles in these Actions, subject to Court approval. The Settlement Agreement was approved by Court Order on May 31, 2017. On March 2, 2017 FNCB paid the Settlement Administrator $750,000 pursuant to the terms and conditions of the Settlement Agreement. Additionally, in association with the subject vehicle loans, FNCB has completed the removal of trade lines on each class members' credit report and has substantially completed satisfying judgments, where applicable, in favor of class members. As previously mentioned above and in connection with the primary terms of the tentative settlement agreement entered by Order of Court on December 17, 2015, FNCB recorded a liability and corresponding expense in the amount of Seven Hundred Fifty Thousand ($750,000), which was included in FNCB’s 2015 operating results.

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

FNCB had an Employee Stock Incentive Plan (the “Stock Incentive Plan”), where options were granted to key officers and other employees of FNCB. The aggregate number of shares authorized to be issued upon exercise of the options under the Stock Incentive Plan could not exceed 1,100,000 shares. Options and rights granted under the Stock Incentive Plan became exercisable six months after the date the options were awarded and expire ten years after the award date. Upon exercise, the shares are issued from FNCB’s authorized but unissued stock. The Stock Incentive Plan expired on August 30, 2010. Accordingly, no further grants have been, or will be, made under the Stock Incentive Plan. No compensation expense related to options under the Stock Incentive Plan was required to be recorded in the three and nine months ended September 30, 2017 and 2016.

During the nine months ended September 30, 2017, 6,500 options outstanding under the Stock Incentive Plan were forfeited at a weighted average price outstanding of $13.15. As of September 30, 2017, 31,200 options remain outstanding and exercisable at a weighted average price of $13.15. There have been no other changes to the status of FNCB’s Stock Incentive Plan as of, or for the nine months ended, September 30, 2017. For additional information related to the Stock Incentive Plan, refer to Note 13 to the consolidated financial statements included in FNCB’s Annual Report on Form 10-K for the year ended December 31, 2016.

FNCB has a Long-Term Incentive Compensation Plan (“LTIP”) for executives and key employees. The LTIP authorizes up to 1,200,000 shares of common stock for issuance and provides the Board of Directors with the authority to offer several different types of long-term incentives, including stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares. During the nine months ended September 30, 2017 and 2016, the Board of Directors granted 54,549 and 67,600 shares of restricted stock, respectively, under the LTIP. At September 30, 2017, there were 977,619 shares of common stock available for award under the LTIP. For the nine months ended September 30, 2017 and 2016, stock-based compensation expense, which is included in salaries and employee benefits expense in the consolidated statements of income, totaled $234 thousand and $195 thousand, respectively. Total unrecognized compensation expense related to unvested restricted stock awards was $539 thousand and $468 thousand at September 30, 2017 and 2016, respectively.

The following table summarizes the activity related to FNCB’s unvested restricted stock awards during the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
		Weighted-		Weighted-		Weighted-		Weighted-
		Average		Average		Average		Average
	Restricted	Grant Date	Restricted	Grant Date	Restricted	Grant Date	Restricted	Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Unvested, beginning of period	106,495	$6.24	109,596	$5.75	103,874	$5.74	112,958	$5.99
Awards granted	-	-	-	-	54,549	6.83	67,600	5.53
Forfeitures	(366)	6.83	(5,097)	5.94	(5,416)	5.73	(23,211)	5.69
Vestings	-	-	-	-	(46,878)	5.90	(52,848)	6.02
Unvested, end of period	106,129	$6.23	104,499	$5.74	106,129	$6.23	104,499	$5.74

Note 10. Regulatory Matters/Subsequent Event

FNCB’s ability to pay dividends to its shareholders is largely dependent on the Bank’s ability to pay dividends to FNCB. Bank regulations limit the amount of dividends that may be paid without prior approval of the Bank’s regulatory agency. For the three and nine months ended September 30, 2017, cash dividends declared and paid by FNCB were $0.03 per share and $0.09 per share, respectively, and $0.02 per share and $0.06 per share for the same periods of 2016. On April 27, 2016, the Board of Directors approved the reinstatement of the Dividend Reinvestment and Stock Purchase Plan (“DRP”) which became effective on June 1, 2016. Effective July 1, 2017, shares acquired under the DRP were purchased in open market transactions. Previously, FNCB issued shares under the DRP from authorized but unissued common shares. Accordingly, there were no common shares issued under the DRP during the three months ended September 30, 2017. Common shares issued under the DRP for the nine months ended September 30, 2017 totaled 65,240. Common shares issued under the DRP for the comparable periods of 2016 were 27,988 and 47,763 shares, respectively. Additionally, on October 25, 2017, FNCB declared a cash dividend for the fourth quarter of 2017 of $0.04 per share, which is payable on December 15, 2017, to shareholders of record as of December 1, 2017.

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

The following tables present summary information regarding FNCB’s and the Bank’s risk-based capital and related ratios at September 30, 2017 and December 31, 2016:

	Consolidated		Bank Only		Minimum Required For Capital Adequacy Purposes	Minimum Required For Capital Adequacy Purposes with Conservation Buffer	Minimum To Be Well Capitalized Under Prompt Corrective Action Regulations*
(in thousands)	Amount	Ratio	Amount	Ratio	Ratio	Ratio	Ratio
September 30, 2017

Total capital (to risk-weighted assets)	$101,767	12.17%	$105,545	12.65%	8.00%	9.25%	10.00%

Tier I capital (to risk-weighted assets)	90,132	10.78%	96,410	11.55%	6.00%	7.25%	8.00%

Tier I common equity (to risk-weighted assets)	83,568	10.00%	96,410	11.55%	4.50%	5.75%	6.50%

Tier I capital (to average assets)	90,132	8.10%	96,410	8.67%	4.00%	4.00%	5.00%

Total risk-weighted assets	836,083		834,519

Total average assets	1,112,539		1,112,246

	Consolidated		Bank Only		Minimum Required For Capital Adequacy Purposes	Minimum Required For Capital Adequacy Purposes with Conservation Buffer	Minimum To Be Well Capitalized Under Prompt Corrective Action Regulations*
(in thousands)	Amount	Ratio	Amount	Ratio	Ratio	Ratio	Ratio
December 31, 2016

Total capital (to risk-weighted assets)	$96,827	12.06%	$102,786	12.81%	8.00%	8.625%	10.00%

Tier I capital (to risk-weighted assets)	82,159	10.23%	94,118	11.73%	6.00%	6.625%	8.00%

Tier I common equity (to risk-weighted assets)	80,049	9.97%	94,118	11.73%	4.50%	5.125%	6.50%

Tier I capital (to average assets)	82,159	7.53%	94,118	8.63%	4.00%	4.00%	5.00%

Total risk-weighted assets	803,026		802,610

Total average assets	1,090,665		1,090,550

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

For those securities for which the inputs used by an independent pricing service were derived from unobservable market information, FNCB evaluated the appropriateness and quality of each price. Management reviewed the volume and level of activity for all classes of securities and attempted to identify transactions which may not be orderly or reflective of a significant level of activity and volume. For securities meeting these criteria, the quoted prices received from either market participants or an independent pricing service may be adjusted, as necessary, to estimate fair value (fair values based on Level 3 inputs). If applicable, the adjustment to fair value was derived based on present value cash flow model projections obtained from third party providers using assumptions similar to those incorporated by market participants.

At September 30, 2017, FNCB owned four corporate debt securities with an aggregate amortized cost and fair value of $5.0 million and $5.5 million, respectively. The market for these securities at September 30, 2017 was not active and markets for similar securities are also not active.  FNCB obtained valuations for these securities from a third-party service provider that prepared the valuations using a discounted cash flow approach.  Management takes measures to validate the service provider’s analysis and is actively involved in the valuation process, including reviewing and verifying the assumptions used in the valuation calculations. Results of a discounted cash flow test are significantly affected by variables such as the estimate of the probability of default, estimates of future cash flows, discount rates, prepayment rates and the creditworthiness of the underlying issuers.  FNCB considers these inputs to be unobservable Level 3 inputs because they are based on estimates about the assumptions market participants would use in pricing this type of asset and developed based on the best information available in the circumstances rather than on observable inputs. As it relates to fair value measurements, once each issuer is categorized and the forecasted default rates have been applied, the expected cash flows are modeled using the variables described above. Discount rates ranging from 5.54% to 6.29% were applied to the expected cash flows to estimate fair value. Management will continue to monitor the market for these securities to assess the market activity and the availability of observable inputs and will continue to apply these controls and procedures to the valuations received from its third-party service provider for the period it continues to use an outside valuation service.

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

Equity Investment without a Readily Determinable Fair Value

During the third quarter of 2017, FNCB purchased $1.2 million, representing approximately 4.9%, of the common stock of a privately-held bank holding company. The common stock was purchased as part of a private placement pursuant to an exemption from the registration requirements of the Securities Act of 1933 for offerings not involving any public offering. The common stock is not currently traded on any established market, and is not expected to be traded in the near future on any securities exchange or established over-the-counter market. FNCB has elected to account for this transaction as an investment in an equity security without a readily determinable fair value. An equity security without a readily determinable fair value shall be written down to its fair value if a qualitative assessment indicates that the investment is impaired and the fair value of the investment is less than its carrying value. The $1.2 million investment is included in other assets in the consolidated statements of financial condition at September 30, 2017. Management engaged an independent third party to provide a valuation of this investment as of September 30, 2017. The valuation indicated that the investment is not impaired, and accordingly, no adjustment for impairment is required at September 30, 2017.

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

Assets Measured at Fair Value on a Recurring Basis

The following tables present the financial assets that are measured at fair value on a recurring basis at September 30, 2017 and December 31, 2016, and the fair value hierarchy of the respective valuation techniques utilized by FNCB to determine the fair value:

	Fair Value Measurements at September 30, 2017
			Significant	Significant
		Quoted Prices	Other	Other
		in Active Markets	Observable	Unobservable
		for Identical Assets	Inputs	Inputs
(in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Obligations of U.S. government agencies	$-	$-	$-	$-
Obligations of state and political subdivisions	144,700	-	144,700	-
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	35,272	-	35,272	-
Collateralized mortgage obligations - commercial	66,459	-	66,459	-
Mortgage-backed securities	22,522	-	22,522	-
Corporate debt securities	5,445	-	-	5,445
Asset-backed securities	3,512	-	3,512	-
Negotiable certificates of deposit	3,192	-	3,192	-
Equity securities	935	935	-	-
Total available-for-sale securities	$282,037	$935	$275,657	$5,445

	Fair Value Measurements at December 31, 2016
			Significant	Significant
		Quoted Prices	Other	Other
		in Active Markets	Observable	Unobservable
		for Identical Assets	Inputs	Inputs
(in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Obligations of U.S. government agencies	$12,188	$-	$12,188	$-
Obligations of state and political subdivisions	117,873	-	117,873	-
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	18,084	-	18,084	-
Collateralized mortgage obligations - commercial	99,350	-	99,350	-
Mortgage-backed securities	20,576	-	20,576	-
Corporate debt securities	3,792	-	453	3,339
Asset-backed securities	-	-	-	-
Negotiable certificates of deposit	3,216	-	3,216	-
Equity securities	936	936	-	-
Total available-for-sale securities	$276,015	$936	$271,740	$3,339

There were no transfers between levels within the fair value hierarchy during the nine months ended September 30, 2017 and 2016.

The following table presents a reconciliation and statement of operations classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3), which consisted entirely of corporate debt securities, for the nine months ended September 30, 2017:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Corporate Debt Securities Nine Months Ended September 30,
(in thousands)	2017	2016
Balance at December 31,	$3,339	$3,269
Additions	2,000	-
Payments received	-	-
Total gains or losses (realized/unrealized):
Included in earnings	-	-
Included in other comprehensive income	106	207
Balance at September 30,	$5,445	$3,476

Assets Measured at Fair Value on a Non-Recurring Basis

The following tables present assets and liabilities measured at fair value on a non-recurring basis at September 30, 2017 and December 31, 2016, and additional quantitative information about the valuation techniques and inputs utilized by FNCB to determine fair value. All such assets were measured using Level 3 inputs.

	September 30, 2017
	Fair Value Measurement			Quantitative Information
	Recorded	Valuation	Fair	Valuation	Unobservable	Value/
(in thousands)	Investment	Allowance	Value	Technique	Inputs	Range
Impaired loans - collateral dependent	$1,179	$615	$564	Appraisal of collateral	Selling cost		10.0%
Impaired loans - other	4,554	157	4,397	Discounted cash flows	Discount rate	3.0%	-	7.5%
Other real estate owned	1,053	-	1,053	Appraisal of collateral	Selling cost		10.0%

	December 31, 2016
	Fair Value Measurement			Quantitative Information
	Recorded	Valuation	Fair	Valuation	Unobservable	Value/
(in thousands)	Investment	Allowance	Value	Technique	Inputs	Range
Impaired loans - collateral dependent	$482	$68	$414	Appraisal of collateral	Selling cost		10.0%
Impaired loans - other	3,247	234	3,013	Discounted cash flows	Discount rate	3.0%	-	7.5%
Other real estate owned	1,949	-	1,949	Appraisal of collateral	Selling cost		10.0%

The fair value of collateral-dependent impaired loans is determined through independent appraisals or other reasonable offers, which generally include various Level 3 inputs which are not identifiable. Management reduces the appraised value by the estimated costs to sell the property and may make adjustments to the appraised value as necessary to consider any declines in real estate values since the time of the appraisal. For impaired loans that are not collateral-dependent, fair value is determined using the discounted cash flow method. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a valuation allowance or is charged off. The amount shown is the balance of impaired loans, net of any charge-offs and the related allowance for loan losses.

OREO properties are recorded at fair value less the estimated costs to sell at the date of FNCB’s acquisition of the property. Subsequent to acquisition of the property, the balance may be written down further. It is FNCB’s policy to obtain certified external appraisals of real estate collateral underlying impaired loans and OREO, and estimate fair value using those appraisals. Other valuation sources may be used, including broker price opinions, letters of intent and executed sale agreements.

The following table summarizes the estimated fair values of FNCB’s financial instruments at September 30, 2017 and at December 31, 2016. FNCB discloses fair value information about financial instruments, whether or not recognized in the statements of financial condition, for which it is practicable to estimate that value. The following estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, management judgment is required to interpret data and develop fair value estimates. Accordingly, the estimates below are not necessarily indicative of the amounts FNCB could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	Fair Value	September 30, 2017		December 31, 2016
(in thousands)	Measurement	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Cash and short term investments	Level 1	$43,810	$43,810	$112,445	$112,445
Securities available for sale	See previous table	282,037	282,037	276,015	276,015
FHLB of Pittsburgh stock	Level 2	2,450	2,450	3,311	3,311
Loans held for sale	Level 2	147	147	596	596
Loans, net	Level 3	750,627	744,660	722,860	712,263
Accrued interest receivable	Level 2	3,203	3,203	2,757	2,757
Equity securities without readily determinable fair values	Level 3	1,160	1,160	-	-
Servicing rights	Level 3	254	746	215	744

Financial liabilities
Deposits	Level 2	983,212	949,204	1,015,139	968,904
Borrowed funds	Level 2	60,660	60,678	78,847	78,923
Accrued interest payable	Level 2	244	244	242	242

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

The following table presents the calculation of both basic and diluted earnings per common share for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except share data)	2017	2016	2017	2016
Net income	$2,272	$2,017	$6,261	$4,785

Basic weighted-average number of common shares outstanding	16,757,963	16,593,811	16,711,172	16,554,391
Plus: Common share equivalents	19,708	-	17,680	1,763
Diluted weighted-average number of common shares outstanding	16,777,671	16,593,811	16,728,852	16,556,154

Income per common share:
Basic	$0.14	$0.12	$0.37	$0.29
Diluted	$0.14	$0.12	$0.37	$0.29

For the three and nine months ended September 30, 2017 and 2016, common share equivalents reflected in the table above were related entirely to the incremental shares of unvested restricted stock. Stock options of 31,200 and 47,459 for the nine months ended September 30, 2017 and 2016, respectively, were excluded from common share equivalents. The exercise prices of stock options exceeded the average market price of FNCB’s common shares during the periods presented; therefore, inclusion of these common share equivalents would be anti-dilutive to the diluted earnings per common share calculation.

Note 13.  Other Comprehensive Income

The following tables summarize the reclassifications out of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2017 and 2016, which are comprised entirely of unrealized gains and losses on available-for-sale securities:

	Three Months Ended September 30, 2017		Nine Months Ended September 30, 2017
	Amount Reclassifed		Amount Reclassifed
	from Accumulated		from Accumulated
	Other Comprehensive	Affected Line Item in the	Other Comprehensive	Affected Line Item in the
(in thousands)	Income (Loss)	Consolidated Statements of Income	Income (Loss)	Consolidated Statements of Income
Available-for-sale securities:
Net gains on sale of securities reclassified into net income	$(367)	Net gain on sale of securities	$(1,338)	Net gain on sale of securities
Taxes	125	Income taxes	455	Income taxes
Net of tax amount	$(242)		$(883)

	Three Months Ended September 30, 2016		Nine Months Ended September 30, 2016
	Amount Reclassifed		Amount Reclassifed
	from Accumulated		from Accumulated
	Other Comprehensive	Affected Line Item in the	Other Comprehensive	Affected Line Item in the
(in thousands)	Income (Loss)	Consolidated Statements of Income	Income (Loss)	Consolidated Statements of Income
Available-for-sale securities:
Net gains on sale of securities reclassified into net income	$-	Net gain on sale of securities	$(960)	Net gain on sale of securities
Taxes	-	Income taxes	326	Income taxes
Net of tax amount	$-		$(634)

The following table summarizes the changes in accumulated other comprehensive income (loss), net of tax for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2017	2016	2017	2016
Beginning balance	$1,196	$7,023	$(1,560)	$(61)
Other comprehensive income before reclassifications	(844)	(791)	2,553	6,927
Amounts reclassified from accumulated other comprehensive income	(242)	-	(883)	(634)
Net other comprehensive income during the period	(1,086)	(791)	1,670	6,293
Ending balance	$110	$6,232	$110	$6,232

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

This Quarterly Report should be read in conjunction with the more detailed and comprehensive disclosures included in the Annual Report on Form 10-K for the year ended December 31, 2016 and Forms 10-Q for the quarters ended March 31, 2017 and June 30, 2017 for FNCB Bancorp, Inc. and subsidiaries (collectively “FNCB”). In addition, please read this section in conjunction with the consolidated financial statements and notes to consolidated financial statements contained elsewhere herein.

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

On a quarterly basis, management evaluates individual investment securities in an unrealized loss position for other than temporary impairment (“OTTI”). The analysis of OTTI requires the use of various assumptions, including but not limited to, the length of time an investment’s fair value is less than book value, the severity of the investment’s decline, any credit deterioration of the issuer, whether management intends to sell the security, and whether it is more likely than not that FNCB will be required to sell the security prior to recovery of its amortized cost basis. Debt investment securities deemed to have OTTI are written down by the impairment related to the estimated credit loss, and the non-credit related impairment loss is recognized in other comprehensive income. FNCB did not recognize OTTI charges on investment securities for the nine months ended September 30, 2017 and 2016 within the consolidated statements of income.

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

FNCB uses the current statutory tax rate of 34.0% to value its deferred tax assets and liabilities. On September 27, 2017, the Trump Administration released a tax reform framework that includes a reduction in the U.S. corporate income tax rate to 20.0%. If corporate tax rates are reduced, management expects FNCB would be required to record an initial charge against earnings to lower the carrying amount of its net deferred tax asset, and then, going forward, would record lower tax provisions on an ongoing basis. The House of Representatives is currently working on a draft of the bill, which is expected to be addressed by Congress later in 2017. It is too early to determine if any of the proposals on tax reform are actionable, or if acted upon, the specific tax reforms that would be implemented. Accordingly, management cannot assess the effect that any tax reform measure effectuated would have on FNCB’s operating results or financial position at the present time.

In connection with determining the income tax provision or benefit, management considers maintaining liabilities for uncertain tax positions and tax strategies that it believes contain an element of uncertainty. Periodically, management evaluates each of FNCB’s tax positions and strategies to determine whether a liability for uncertain tax benefits is required. As of September 30, 2017, and December 31, 2016, management determined that FNCB did not have any uncertain tax positions or tax strategies and that no liability was required to be recorded.

Refer to Note 6, “Income Taxes” of the notes to consolidated financial statements included in Item 1 hereof for additional information about income taxes.

New Authoritative Accounting Guidance and Accounting Guidance to be Adopted in Future Periods

Refer to Note 2, “New Authoritative Accounting Guidance” of the notes to consolidated financial statements included in Item 1 hereof for information about new authoritative accounting guidance issued during the three months ended September 30, 2017, not previously reported, that will be adopted by FNCB in future periods.

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

FNCB recorded consolidated net income of $2.3 million, or $0.14 per diluted common share, for the three-month period ended September 30, 2017, an increase of $0.3 million compared to net income of $2.0 million, or $0.12 per diluted common share, for the comparable three months of 2016. Net income for the nine months ended September 30, 2017 was $6.3 million, or $0.37 per diluted common share, an increase of $1.5 million, compared to net income of $4.8 million, or $0.29 per diluted common share, for the same period of 2016. The annualized return on average equity was 9.27% and 8.87%, respectively, for the three- and nine-month periods ended September 30, 2017, compared to 8.46% and 6.95%, respectively, for the comparable periods in 2016. For the three and nine months ended September 30, 2017, the annualized return on average assets was 0.80% and 0.74%, respectively, and 0.73% and 0.58%, respectively, for the same periods of 2016. FNCB paid dividends to holders of common stock of $0.03 per share for the three months ended September 30, 2017, totaling $0.09 per share for the year-to-date period of 2017. Dividends paid to holders of common stock were $0.02 per share and $0.06 per share for the three and nine months ended September 30, 2016, respectively. On October 25, 2017, the board of directors of FNCB declared a dividend of $0.04 per share for the fourth quarter of 2017, an increase of 33.3% compared the third quarter of 2017 and the fourth quarter of 2016. The fourth quarter dividend is payable on December 15, 2017 to shareholders of record as of December 1, 2017.

The $0.3 million, or 12.6%, increase in earnings for the third quarter of 2017, as compared to the same quarter of 2016, was primarily due to increases in net interest income and non-interest income of $0.6 million and $0.3 million, respectively, coupled with a decrease of $0.2 million in non-interest expense. Partially offsetting these positive fluctuations was a provision for loan and lease losses of $0.5 million as compared to a credit for loan and lease losses of $0.2 million in 2016, and an increase of $0.1 million in income tax expense.

Year-to-date net income increased $1.5 million, or 30.8%, comparing the nine months ended September 30, 2017 and 2016. The improvement in earnings was due primarily to an increase in net interest income of $1.4 million, or 6.2%, coupled with a decrease in the provision for loan and lease losses of $0.4 million, an increase in non-interest income of $0.5 million and a decrease in non-interest expense of $0.1 million. These improvements were partially offset by an increase in income tax expense of $0.9 million.

Total assets decreased $38.5 million, or 3.2%, to $1.157 billion at September 30, 2017 from $1.196 billion at December 31, 2016. The change in total assets primarily resulted from a $68.6 million, or 61.0%, reduction in cash and cash equivalents, which was driven by a $31.9 million reduction in total deposits, coupled with the repayment of borrowed funds of $18.2 million. The decrease in total deposits was primarily attributable to the anticipated exit of short-term funds in the first quarter of 2017 related to the sale of a municipal utility in December 2016. The remainder of the reduction in cash and cash equivalents resulted from reinvestment into interest-earning assets, as net loans increased by $27.8 million, or 3.8%, and available-for-sale securities increased $6.0 million, or 2.2%.

Total shareholders’ equity increased $7.1 million, or 7.9%, to $97.5 million at September 30, 2017 from $90.4 million at December 31, 2016. The capital improvement resulted primarily from net income for the first nine months of 2017 of $6.3 million, coupled with a $1.7 million increase in accumulated other comprehensive income, which resulted from appreciation in the fair value of available-for-sale securities net of the tax impact of the appreciation.

With a focus on diversity, furthering FNCB’s strategic goals and strengthening corporate governance, on September 27, 2017, the board of directors of FNCB and the Bank elected three new independent members to the boards of both entities and approved the formation of a community advisory board. The addition of the new members extends both boards to 12 directors. The advisory board will consist of members from Northeastern Pennsylvania and the Lehigh Valley who will advise, support and serve as liaisons for the Bank in developing and furthering relationships with businesses and the community in our market area. The board of directors expects to fill advisory board positions in 2018. In addition to expanding the board and approving the formation of an advisory board, on September 27, 2017, the Board of Directors approved revisions to its Corporate Governance Guidelines to set a retirement age for FNCB’s and the Bank’s directors and executive officers. According to the approved revisions, no person can be nominated to serve as a Director after he or she has passed his or her 80th birthday. In the event that a director turns the age of 80 during his or her term as a Director, he or she may serve the remaining time of his or her term until his or her successor is duly elected and qualified or until the earlier of his or her death, resignation or removal. In addition, FNCB’s and the Bank’s executive officers are now subject to a mandatory retirement age of 75. Such retirement age may be waived for the President and Chief Executive Officer for strategic planning purposes in the sole discretion of the Board of Directors of FNCB and the Bank.

Throughout the last quarter of 2017, and in preparation for 2018, management continues to be focused on developing strategies aimed at improving long-term financial performance by improving efficiency, increasing net interest income through commercial and retail loan growth initiatives, and developing additional sources of non-interest income. On January 20, 2017, FNCB opened a loan production office in Allentown, Lehigh County, Pennsylvania, and began offering its retail and commercial lending products in this new market area. Additionally, in order to facilitate loan growth initiatives, on March 7, 2017, FNCB opened a lending center immediately adjacent to its main office in Dunmore, Lackawanna County, Pennsylvania, which houses part of its commercial and retail lending units.

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

As part of this network improvement program, FNCB announced its intention to relocate three branches located in Luzerne County, Pennsylvania to a new location. The three branches that will be relocated are: 1) a branch located at 734 San Souci Parkway, Hanover Township, Pennsylvania; 2) a branch located at 27 North River Street, Plains, Pennsylvania; and 3) a branch located at 3 Old Boston Road, Pittston, Pennsylvania. These three branches will be relocated into a brand-new facility to be built in the Richland 315 development located at 1150 Route 315, Wilkes-Barre (Plains Township), Luzerne County, Pennsylvania. FNCB currently leases the three branches, as well as the aforementioned Honesdale branch, that was consolidated, and will lease the future Luzerne County facility. FNCB does not expect to incur any significant disposal costs on either the Wayne County or Luzerne County branch consolidations. The construction of this project is expected to begin in the fourth quarter of 2017 and be completed in the second quarter of 2018, at which time the consolidation will occur. The three existing branches will continue to operate as full-service branches until that time.

Following continued analysis of FNCB’s locations and facilities, on September 27, 2017, the Board of Directors approved the purchase of the Bank’s corporate center located at 200 South Blakely Street, Dunmore, Pennsylvania, for $2.15 million. FNCB has been leasing this property since 1994. The purchase, which is scheduled to be finalized in January 2018, will be funded by cash generated by operations and is anticipated to reduce occupancy expenses in excess of $100,000 annually.

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

Since the first 25-basis point increase in the federal funds target rate on December 16, 2015, the Federal Open Market Committee (“FOMC”) increased the target rate a total of 75 basis points in three 25-basis point actions on December 14, 2016, March 15, 2017 and June 14, 2017. These actions resulted in corresponding increases in the national prime rate. At September 30, 2017, the national prime rate was 4.25%, 75 basis points higher than 3.50% at September 30, 2016. FNCB experienced an increase in loan yields in the third quarter and year-to-date period of 2017 as compared to the same periods of 2016, as variable- and adjustable-rate loans have begun to reprice upward. The increase in market interest rates has also led to notable increases in funding costs, specifically FHLB borrowings. Deposit costs have also begun to increase, but to a lesser extent.

Net interest income on a tax-equivalent basis increased $0.6 million, or 7.9%, to $8.5 million for the three months ended September 30, 2017 from $7.9 million for the comparable period of 2016. Tax-equivalent interest income increased $0.8 million, or 9.2%, to $9.7 million for the three months ended September 30, 2017 from $8.9 million for the same period of 2016. Partially offsetting the increase in tax-equivalent interest income was an increase in interest expense of $0.2 million, or 18.0%, which largely reflected an increase in interest expense paid on deposits, partially offset by a reduction in interest on borrowed funds. Tax-equivalent net interest margin, a key measurement used in the banking industry to measure income from earning assets relative to the cost to fund those assets, is calculated by dividing tax-equivalent net interest income by average interest-earning assets. FNCB’s tax-equivalent net interest margin improved 13 basis points to 3.27% for the third quarter of 2017 from 3.14% for the same quarter of 2016. Additionally, the tax-equivalent margin for the third quarter of 2017 was a 6-basis point improvement compared to 3.21% for the second quarter of 2017. Rate spread, the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities shown on a fully tax-equivalent basis, was 3.18% for the three months ended September 30, 2017, an increase of 12 basis points compared to 3.06% for the same period of 2016. FNCB’s tax-equivalent net interest margin and spread for the nine months ended September 30, 2017 each improved by 5 basis points as compared to the same period of 2016.

The $0.8 million increase in tax-equivalent interest income comparing the third quarters of 2017 and 2016 was due primarily to an improvement in the tax-equivalent yield on earning assets of 19 basis points, which contributed $580 thousand to the increase in tax-equivalent interest income. Specifically, the tax-equivalent yields on loans, investment securities, and interest-bearing deposits with banks increased by 22 basis points, 21 basis points, and 78 basis points, respectively, contributing $414 thousand, $151 thousand, and $15 thousand, respectively, to the improvement in tax-equivalent interest income. Additionally, the average balance of earning assets increased by $36.8 million, which resulted in a corresponding increase in tax-equivalent interest income of $240 thousand. The increase was concentrated in the average balance of investment securities, which grew $29.6 million, or 11.3%, to $290.9 million for the three months ended September 30, 2017 from $261.3 million for the same three months of 2016, as the investment portfolio played a more prominent role in FNCB’s mix of earning assets. In addition, average loans grew $6.2 million, or 0.8%, comparing the third quarters of 2017 and 2016, contributing $45 thousand to the increase in tax-equivalent interest income.

Partially offsetting the improvement in tax-equivalent interest income was a $195 thousand increase in interest expense comparing the third quarters of 2017 and 2016, which largely reflected a 7-basis point increase in the cost of funds to 0.59% for the three months ended September 30, 2017 from 0.52% for the comparable period of 2016. Partially offsetting the higher funding costs was a reduction in the average balance of borrowed funds. Interest expense paid on deposits for the third quarter of 2017 increased $239 thousand over the comparable quarter of 2016, which was driven by a 10-basis point increase in the average rate paid on deposits, resulting in an increase in interest expense of $223 thousand. When comparing the third quarter of 2017 with that of 2016, the increase in rates paid on interest-bearing demand deposits, savings deposits, and time deposits increased by 16 basis points, 3 basis points, and 4 basis points, respectively. The increase in rates was coupled with increases in the average balance of interest-bearing deposits of $55.2 million, or 7.5%, which also contributed to the increase in interest expense by $16 thousand. Partly offsetting the increase in interest expense paid on interest-bearing deposits was a decrease of $44 thousand in interest paid on borrowed funds, driven entirely by a reduction in the average balance of $30.6 million, or 29.5%, to $73.2 million for the three months ended September 30, 2017 from $103.8 million for the same three months of 2016. The decrease in average borrowed funds led to a decrease in interest expense of $128 thousand, which was partly offset by a 37-basis point increase in the average rate paid on borrowed funds, resulting in an increase in interest expense of $84 thousand.

For the nine months ended September 30, 2017, net interest income on a tax-equivalent basis increased $1.4 million, or 5.9%, to $24.8 million from $23.4 million for the comparable period in 2016. Comparing the year-to-date periods of 2017 and 2016, tax-equivalent interest income increased $1.7 million, or 6.4%, while interest expense increased $0.3 million, or 10.8%. The increase in tax-equivalent interest income primarily reflected an increase in the tax-equivalent yield on earning assets, coupled with a strong growth in average earning assets. The tax-equivalent yield on earning assets, impacted by FOMC actions, improved 8 basis points to 3.63% for the nine months ended September 30, 2017 from 3.55% for the same period of 2016. The increase resulted from increases in the yields on loans, investment securities, and interest-bearing deposits of 13 basis points, 16 basis points, and 53 basis points, respectively, contributing $789 thousand, $331 thousand, and $32 thousand, respectively, to the improvement in tax-equivalent interest income. The average balance of interest-earning assets increased $41.1 million, or 4.1%, comparing the year-to-date period of 2017 with that of 2016, which resulted in a $555 thousand increase in tax-equivalent interest income. The average balances of investment securities grew $26.8 million, or 10.2%, to $289.1 million for the nine months ended September 30, 2017 from $262.3 million for the same period of 2016, which resulted in additional interest income of $535 thousand. In addition the average balance of interest-bearing deposits in other banks increased $15.6 million and resulted in an increase in interest income of $100 thousand comparing the nine-month periods ended September 30, 2017 and 2016. Slightly offsetting these volume increases was an $80 thousand decrease in interest income due to a $1.3 million, or 0.2%, reduction in the average balance of loans to $728.4 million for the nine months ended September 30, 2017 from $729.7 million for the same nine-month period of 2016.

The increase in interest expense of $0.3 million also reflected the FOMC actions as both deposit and borrowing costs have risen in response. The cost of deposits increased 5 basis points from 0.37% for the nine months ended September 30, 2016, to 0.42% for the same period of 2017. In addition, the cost of borrowed funds increased 38 basis points from 1.35% for the year-to-date period of 2016 to 1.73% for the comparable period of 2017. The increases in rates paid on deposits and borrowed funds led to increases in interest expense of $443 thousand and $265 thousand, respectively. These rate increases were partially offset by a decline in the average balance of borrowed funds of $36.9 million, or 33.1%, to $74.6 million for the nine months ended September 30, 2017 from $111.5 million for the nine months ended September 30, 2016, which resulted in a reduction in interest expense paid of $431 thousand. The aforementioned factors resulted in a moderate increase in the cost of interest-bearing liabilities of 3 basis points to 0.53% from 0.50% when comparing the nine months ended September 30, 2017 and 2016, respectively.

Net interest income depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them. The following tables present certain information about FNCB’s consolidated statements of financial condition and consolidated statements of income for the three- and nine-month periods ended September 30, 2017 and 2016, and reflect the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are calculated by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include amortization of fees which are considered adjustments to yields.

	Three Months Ended
	September 30, 2017			September 30, 2016
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Assets
Earning assets (2)(3)
Loans-taxable (4)	$700,729	$7,266	4.15%	$685,038	$6,751	3.94%
Loans-tax free (4)	38,109	470	4.93%	47,620	526	4.42%
Total loans (1)(2)	738,838	7,736	4.19%	732,658	7,277	3.97%
Securities-taxable	290,348	1,998	2.75%	260,431	1,650	2.53%
Securities-tax free	600	11	7.33%	905	14	6.19%
Total securities (1)(5)	290,948	2,009	2.76%	261,336	1,664	2.55%
Interest-bearing deposits in other banks	7,499	24	1.28%	6,448	8	0.50%
Total earning assets	1,037,285	9,769	3.77%	1,000,442	8,949	3.58%
Non-earning assets	101,181			107,762
Allowance for loan and lease losses	(8,578)			(8,752)
Total assets	$1,129,888			$1,099,452

Liabilities and shareholders' equity
Interest-bearing liabilities
Interest-bearing demand deposits	$489,950	483	0.39%	$424,088	244	0.23%
Savings deposits	102,281	35	0.14%	99,273	27	0.11%
Time deposits	200,418	425	0.85%	214,070	433	0.81%
Total interest-bearing deposits	792,649	943	0.48%	737,431	704	0.38%

Borrowed funds and other interest-bearing liabilities	73,168	337	1.84%	103,821	381	1.47%
Total interest-bearing liabilities	865,817	1,280	0.59%	841,252	1,085	0.52%
Demand deposits	156,483			152,319
Other liabilities	10,325			11,006
Shareholders' equity	97,263			94,875
Total liabilities and shareholder's equity	$1,129,888			$1,099,452

Net interest income/interest rate spread (6)		8,489	3.18%		7,864	3.06%
Tax-equivalent adjustment		(164)			(184)
Net interest income as reported		$8,325			$7,680

Net interest margin (7)			3.27%			3.14%

(1)	Interest income is presented on a tax-equivalent basis using a 34% rate for 2017 and 2016.
(2)	Loans are stated net of unearned income.
(3)	Nonaccrual loans are included in loans within earning assets
(4)	Loan fees included in interest income are not significant
(5)	The yields for securities that are classified as available for sale is based on the average historical amortized cost.
(6)	Interest rate spread represents the difference between the average yield on interest earning assets and the cost of interest bearing liabilities and is presented on a tax equivalent basis.
(7)	Net interest income as a percentage of total average interest earning assets.

	Nine Months Ended
	September 30, 2017			September 30, 2016
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Assets
Earning assets (2)(3)
Loans-taxable (4)	$687,744	$20,783	4.03%	$681,638	$19,913	3.90%
Loans-tax free (4)	40,686	1,462	4.79%	48,060	1,623	4.50%
Total loans (1)(2)	728,430	22,245	4.07%	729,698	21,536	3.94%
Securities-taxable	287,639	5,791	2.68%	261,271	4,944	2.52%
Securities-tax free	1,418	64	5.98%	1,033	45	5.81%
Total securities (1)(5)	289,057	5,855	2.70%	262,304	4,989	2.54%
Interest-bearing deposits in other banks	19,781	146	0.98%	4,189	14	0.45%
Total earning assets	1,037,268	28,246	3.63%	996,191	26,539	3.55%
Non-earning assets	100,422			108,140
Allowance for loan and lease losses	(8,526)			(8,737)
Total assets	$1,129,164			$1,095,594

Liabilities and shareholders' equity
Interest-bearing liabilities
Interest-bearing demand deposits	$492,367	1,248	0.34%	$421,040	673	0.21%
Savings deposits	102,447	102	0.13%	96,340	62	0.09%
Time deposits	199,897	1,163	0.78%	212,100	1,274	0.80%
Total interest-bearing deposits	794,711	2,513	0.42%	729,480	2,009	0.37%

Borrowed funds and other interest-bearing liabilities	74,588	966	1.73%	111,451	1,132	1.35%
Total interest-bearing liabilities	869,299	3,479	0.53%	840,931	3,141	0.50%
Demand deposits	154,828			148,659
Other liabilities	10,665			14,012
Shareholders' equity	94,372			91,992
Total liabilities and shareholder's equity	$1,129,164			$1,095,594

Net interest income/interest rate spread (6)		24,767	3.10%		23,398	3.05%
Tax-equivalent adjustment		(519)			(567)
Net interest income as reported		$24,248			$22,831

Net interest margin (7)			3.18%			3.13%

(1)	Interest income is presented on a tax-equivalent basis using a 34% rate for 2017 and 2016.
(2)	Loans are stated net of unearned income.
(3)	Nonaccrual loans are included in loans within earning assets
(4)	Loan fees included in interest income are not significant
(5)	The yields for securities that are classified as available for sale is based on the average historical amortized cost.
(6)	Interest rate spread represents the difference between the average yield on interest earning assets and the cost of interest bearing liabilities and is presented on a tax equivalent basis.
(7)	Net interest income as a percentage of total average interest earning assets.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017 vs. 2016			2017 vs. 2016
	Increase (Decrease)			Increase (Decrease)
	Due to	Due to	Total	Due to	Due to	Total
(dollars in thousands)	Volume	Rate	Change	Volume	Rate	Change
Interest income:
Loans - taxable	$157	$358	$515	$180	$690	$870
Loans - tax free	(112)	56	(56)	(260)	99	(161)
Total loans	45	414	459	(80)	789	709
Securities - taxable	199	149	348	518	329	847
Securities - tax free	(5)	2	(3)	17	2	19
Total securities	194	151	345	535	331	866
Interest-bearing deposits in other banks	1	15	16	100	32	132
Total interest income	240	580	820	555	1,152	1,707

Interest expense:
Interest-bearing demand deposits	43	196	239	129	446	575
Savings deposits	1	7	8	4	36	40
Time deposits	(28)	20	(8)	(72)	(39)	(111)
Total interest-bearing deposits	16	223	239	61	443	504
Borrowed funds and other interest-bearing liabilities	(128)	84	(44)	(431)	265	(166)
Total interest expense	(112)	307	195	(370)	708	338
Net interest income	$352	$273	$625	$925	$444	$1,369

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

FNCB recorded a provision for loan and lease losses of $543 thousand for the three months ended September 30, 2017, compared to a credit for loan and lease losses of $234 thousand for the same period of 2016. The provision recorded for the third quarter of 2017 resulted primarily from strong loan growth, coupled with net charge-offs of $150 thousand, during the period. For the year-to-date periods ended September 30, 2017 and 2016, FNCB recorded provision expenses of $486 thousand and $858 thousand, respectively. The provision expense for the first nine months of 2017 reflected loan growth, coupled with net charge-offs recorded of $43 thousand.

Non-interest Income

Non-interest income totaled $1.7 million for the three months ended September 30, 2017, an increase of $0.3 million, or 24.2%, from $1.4 million earned during the comparable period in 2016. When comparing the third quarters of 2017 and 2016, the increase in non-interest income primarily reflected increases in net gains on the sale of securities of $367 thousand, other income of $28 thousand, and loan-related fees of $11 thousand. Those increases were partially offset by decreases in net gains on the sale of other real estate owned of $32 thousand, net gains on the sale of SBA guaranteed loans of $28 thousand, and deposit service charges of $11 thousand.

For the nine months ended September 30, 2017, non-interest income totaled $5.3 million, an increase of $0.5 million, or 10.4%, compared to $4.8 million for the same nine months of 2016. The improvement resulted primarily from an increase of $378 thousand in net gains on the sale of securities, coupled with increases in other income of $90 thousand. Additionally, net gains on the sale of other real estate owned SBA guaranteed loans each increased $28 thousand comparing the year-to-date periods of 2017 and 2016. In addition, FNCB recorded net gains on the sales of other repossessed assets of $47 thousand. Partially offsetting these positive factors were decreases in loan-related fees of $35 thousand and income from bank-owned life insurance of $27 thousand.

Non-interest Expense

For the three months ended September 30, 2017, non-interest expense decreased $0.2 million, or 2.4%, to $6.4 million, from $6.6 million for the same three months of 2016. Comparing the three months ended September 30, 2017 and 2016, the decline in 2017 was due primarily to a decrease in occupancy expense of $85 thousand, resulting from a decrease in rent expense associated with long-term facilities planning, coupled with a reduction in legal expenses of $56 thousand, as outstanding litigation continues to be resolved. FNCB also experienced decreases of $39 thousand in regulatory assessments, $38 thousand in advertising expenses, and $18 thousand in other losses. Partially offsetting these decreases were increases in professional fees of $49 thousand and equipment expense of $45 thousand.

On a year-to-date basis, non-interest expense declined $117 thousand, or 0.6%, comparing the nine months ended September 30, 2017 and 2016. Positive fluctuations within non-interest expense include a decrease in salaries and employee benefits of $297 thousand, or 2.9% due to open positions and a decline in severance costs, a decrease of $170 thousand, or 59.6% in legal expense, and a reduction of $132 thousand, or 20.9%, in regulatory assessments. During 2016, FNCB converted from a national charter to a state charter, which, along with improved risk profile, contributed to the reduction in regulatory expenses for the first nine months of 2017 as compared to 2016. In addition, the resolution of outstanding litigation continues to provide for reductions in legal expenses. Partially offsetting the decreases to non-interest expense were increases in occupancy and equipment expense of $266 thousand, or 20.5%, and $103 thousand, or 8.1%, in equipment expense, respectively, reflecting enhancements made to and expansion of infrastructure as part of FNCB’s network improvement program. In addition, FNCB experienced increases of $100 thousand in other losses due primarily to software abandonment costs, and $97 thousand in expenses of other real estate owned due primarily to valuation adjustments.

Provision for Income Taxes

FNCB recorded a provision for income tax expense of $2.5 million for the nine months ended September 30, 2017, an increase of $0.9 million compared to an income tax expense of $1.6 million for the same nine months of 2016.

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

Management performed an evaluation of FNCB’s deferred tax assets at September 30, 2017 taking into consideration both positive and negative evidence as of that date. Based on this evaluation, management believes that FNCB’s future taxable income will be sufficient to utilize deferred tax assets. FNCB’s core earnings in 2016 and the first nine months of 2017 were strong, and management believes projected future core earnings will continue to support the recognition of the deferred tax assets based on future growth projections. Accordingly, management concluded that no valuation allowance for deferred tax assets was required at September 30, 2017.

FNCB uses the current statutory tax rate of 34.0% to value its deferred tax assets and liabilities. On September 27, 2017, the Trump Administration released a tax reform framework that includes a reduction in the U.S. corporate income tax rate to 20.0%. If corporate tax rates are reduced, management expects FNCB would be required to record an initial charge against earnings to lower the carrying amount of its net deferred tax asset, and then, going forward, would record lower tax provisions on an ongoing basis. The House of Representatives is currently working on a draft of the bill, which is expected to be addressed by Congress later in 2017. It is too early to determine if any of the proposals on tax reform are actionable, or if acted upon, the specific tax reforms that would be implemented. Accordingly, management cannot assess the effect that any tax reform measure effectuated would have on FNCB’s operating results or financial position at the present time.

FINANCIAL CONDITION

Assets

Total assets decreased $38.5 million, or 3.2%, to $1.157 billion at September 30, 2017 from $1.196 billion at December 31, 2016. The change in total assets primarily resulted from a $68.6 million, or 61.0%, reduction in cash and cash equivalents, which largely reflected a decrease in total deposits of $31.9 million, or 3.2%, coupled with the repayment of borrowed funds of $18.2 million, or 23.1%. The decrease in total deposits was primarily attributable to the anticipated exit of short-term funds related to the sale of a municipal utility in December 2016. Available-for-sale securities increased $6.0 million, or 2.2%, and net loans increased $27.8 million, or 3.8%. Additional asset fluctuations included a decrease in other real estate owned of $1.0 million as foreclosed properties were sold, a $3.4 million reduction in net deferred tax assets, and a $1.5 million increase in other assets.

Cash and Cash Equivalents

Cash and cash equivalents declined $68.6 million, or 61.0%, to $43.8 million at September 30, 2017 from $112.4 million at December 31, 2016. The significant reduction was due primarily to an anticipated decrease in deposits as noted above. FNCB paid dividends of $0.03 and $0.09 per share for the three and nine months ended September 30, 2017, respectively, an increase of 50.0% as compared to dividends of $0.02 and $0.06 for the respective periods of 2016.

Securities

FNCB’s investment securities portfolio provides a source of liquidity needed to meet expected loan demand and interest income to increase profitability. Additionally, the investment securities portfolio is used to meet pledging requirements to secure public deposits and for other purposes. Management classifies investment securities as either held-to-maturity or available-for-sale at the time of purchase based on its intent. Held-to-maturity securities are carried at amortized cost, while available-for-sale securities are carried at fair value, with unrealized holding gains and losses reported as a component of shareholders’ equity in accumulated other comprehensive income (loss), net of tax. At September 30, 2017 and December 31, 2016, all securities were classified as available-for-sale. Decisions to purchase or sell investment securities are based upon management’s current assessment of long- and short-term economic and financial conditions, including the interest rate environment and asset/liability management, liquidity and tax-planning strategies. Securities with limited marketability and/or restrictions, such as FHLB of Pittsburgh stock, are carried at cost.

At September 30, 2017, the investment portfolio was comprised principally of fixed-rate securities issued by U.S. government or U.S. government-sponsored agencies, which include mortgage-backed securities and residential and commercial collateralized mortgage obligations (“CMOs”), fixed-rate taxable obligations of state and political subdivisions, and corporate debt securities. Except for U.S. government and government-sponsored agencies, there were no securities of any individual issuer that exceeded 10.0% of shareholders’ equity at September 30, 2017.

The following table presents the carrying value of available-for-sale securities, which are carried at fair value at September 30, 2017 and December 31, 2016:

Composition of the Investment Portfolio

	September 30,	December 31,
(in thousands)	2017	2016
Available-for-sale securities
Obligations of U.S. government agencies	$-	$12,188
Obligations of state and political subdivisions	144,700	117,873
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	35,272	18,084
Collateralized mortgage obligations - commerical	66,459	99,350
Mortgage-backed securities	22,522	20,576
Corporate debt securities	5,445	3,792
Asset-backed securities	3,512	-
Negotiable certificates of deposit	3,192	3,216
Equity securities	935	936
Total	$282,037	$276,015

Management monitors the investment portfolio regularly and adjusts the investment strategy to reflect changes in liquidity needs, asset/liability strategy and tax planning requirements. FNCB currently has $50.4 million in net operating loss (“NOL”) carryovers, which it uses to offset any taxable income. Because of this tax position, there is no benefit from holding tax-exempt obligations of state and political subdivisions. Accordingly, management’s actions during recent periods with regard to managing the investment portfolio have reflected current tax planning initiatives focused on generating sustained taxable income to be able to reduce NOL carryovers.

During the third quarter of 2017, FNCB sold 17 of its available-for-sale securities, including 14 U.S. government agency securities and three taxable obligations of state and political subdivisions. The securities sold had an aggregate amortized cost of $54.1 million. Gross proceeds received totaled $54.5 million, with net gains of $0.4 million realized upon the sales and included in non-interest income.

For the nine months ended September 30, 2017, there were a total of 37 securities sold, comprised of 28 U.S. government agency securities, eight obligations of state and political subdivisions, and one corporate bond. Gross proceeds received on the sales and the aggregate amortized cost of the securities sold totaled $131.0 million and $129.6 million, respectively. Year-to-date net gains realized upon the sales amounted to $1.3 million and are included in non-interest income for the nine months ended September 30, 2017.

FNCB purchased 18 securities during the third quarter of 2017 totaling $53.4 million, including $51.6 million in U.S. government/ government-sponsored agency securities and $1.7 million in taxable obligations of state and political subdivisions. For the nine months ended September 30, 2017, FNCB purchased 65 securities totaling $139.5 million, including $35.8 million in taxable obligations of state and political subdivisions, $97.7 million in U.S. government /government-sponsored agency securities, $4.0 million of asset-backed securities, and $2.0 million in corporate debt securities.

The following table presents the maturities of available-for-sale securities, based on carrying value at September 30, 2017 and the weighted average yields of such securities calculated on the basis of the amortized cost and effective yields weighted for the scheduled maturity of each security. The yields on tax-exempt obligations of state and political subdivisions are presented on a tax-equivalent basis using an effective interest rate of 34.0%. Because residential and commercial collateralized mortgage obligations, mortgage-backed securities, and asset-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following summary.

Maturity Distribution of the Investment Portfolio

	September 30, 2017
					Collateralized
					Mortgage
					Obligations,
					Mortgage-Backed
	Within	>1 - 5	a6 - 10	Over	and Asset-Backed	No Fixed
(dollars in thousands)	One Year	Years	Years	10 Years	Securities	Maturity	Total
Available-for-sale securities
Obligations of U.S. government agencies	$-	$-	$-	$-	$-	$-	$-
Yield
Obligations of state and political subdivisions	-	26,423	118,277	-	-	-	144,700
Yield		2.48%	2.81%				2.75%
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	-	-	-	-	35,272	-	35,271
Yield					2.80%		2.80%
Collateralized mortgage obligations - commercial	-	-	-	-	66,459	-	66,459
Yield					2.49%		2.49%
Mortgage-backed securities	-	-	-	-	22,522	-	22,522
Yield					2.86%		2.86%
Corporate debt securities	-	-	4,100	1,345	-	-	5,445
Yield			6.63%	9.50%			7.20%
Asset-backed securities	-	-	-	-	3,512	-	3,512
Yield					2.45%		2.45%
Negotiable certificates of deposit	248	2,944	-	-	-	-	3,192
Yield	1.45%	2.09%					2.04%
Equity securities	-	-	-	-	-	935	935
Yield						3.45%	3.45%
Total available-for-sale maturities	$248	$29,367	$122,377	$1,345	$127,765	$935	$282,037
Weighted average yield	1.45%	2.44%	2.94%	9.50%	2.64%	3.45%	2.78%

OTTI Evaluation

There was no OTTI recognized during the nine months ended September 30, 2017 or 2016. For additional information regarding management’s evaluation of securities for OTTI, see Note 3, “Securities” of the notes to consolidated financial statements included in Item 1 hereof.

Investment in FHLB of Pittsburgh stock has limited marketability and is carried at cost. FNCB’s investment in FHLB of Pittsburgh stock totaled $2.5 million and $3.3 million at September 30, 2017 and December 31, 2016, respectively. Management noted no indicators of impairment for the FHLB of Pittsburgh stock at September 30, 2017.

During the third quarter of 2017, FNCB purchased $1.2 million, representing a 4.9% interest, in the common stock of a privately-held bank holding company. The common stock was purchased as part of a private placement pursuant to an exemption from the registration requirements of the Securities Act of 1933 for offerings not involving any public offering. The common stock is not currently traded on any established market, and is not expected to be traded in the near future on any securities exchange or established over-the-counter market. FNCB has elected to account for this transaction as an investment in an equity security without a readily determinable fair value. An equity security without a readily determinable fair value shall be written down to its fair value if a qualitative assessment indicates that the investment is impaired and the fair value of the investment is less than its carrying value. The $1.2 million investment is included in other assets in the consolidated statements of financial condition at September 30, 2017. Management engaged an independent third party to provide a valuation of this investment as of September 30, 2017. The valuation indicated that the investment was not impaired and accordingly, no adjustment for impairment is required at September 30, 2017.

Loans

For the first nine months of 2017, FNCB experienced strong loan growth among real estate secured and consumer lending, only partially offset by a decline in the commercial and industrial and state and political subdivision segments, resulting in an increase in total loans of 3.4%. Total loans grew to $756.9 million at September 30, 2017, a $28.1 million increase from $728.8 million at December 31, 2016. Commercial real estate and construction, land acquisition and development loans grew by 4.1% and 46.0%, respectively, during 2017, as the commercial lending team added depth and experience, and the Lehigh Valley loan production office was opened. Contributing to the strong growth in residential real estate loans during 2017, FNCB launched a “No Closing Costs Loan Sale” for its “WOW Mortgage,” a non-saleable, fixed-rate mortgage with terms of 7.5, 10 or 14.5 years, and its home equity loan products.

Historically, commercial lending activities have represented a significant portion of FNCB’s loan portfolio. Commercial lending includes commercial and industrial loans, commercial real estate loans and construction, land acquisition and development loans, and represented 56.4% and 56.7% of total loans at September 30, 2017 and December 31, 2016, respectively.

From a collateral standpoint, a majority of FNCB’s loan portfolio consists of loans secured by real estate. Real estate secured loans, which include commercial real estate, construction, land acquisition and development, residential real estate loans and home equity lines of credit (“HELOCs”), increased $25.6 million, or 6.0%, to $455.7 million at September 30, 2017 from $430.1 million at December 31, 2016. The increase was attributable to both the residential and commercial real estate segments, as detailed above. Real estate secured loans as a percentage of total gross loans increase to 60.2% at September 30, 2017 as compared to 59.0% as of December 31, 2016.

Commercial and industrial loans decreased $4.7 million, or 3.1%, during the first nine months of 2017 to $146.0 million at September 30, 2017 from $150.8 million at December 31, 2016. The decrease resulted primarily from the planned exit of a large commercial relationship during the first quarter of 2017. Commercial and industrial loans consist primarily of equipment loans, working capital financing, revolving lines of credit and loans secured by cash and marketable securities. Loans secured by commercial real estate increased $10.0 million, or 4.1%, to $253.8 million at September 30, 2017 from $243.8 million at December 31, 2016. Commercial real estate loans include long-term commercial mortgage financing and are primarily secured by first or second lien mortgages. Construction, land acquisition and development loans also increased $8.4 million, or 46.0%, to $26.8 million at September 30, 2017 from $18.4 million at December 31, 2016, as several large commercial projects were started, and existing projects approach completion.

Residential real estate loans totaled $152.3 million at September 30, 2017, an increase of $8.0 million, or 5.5%, from $144.3 million at December 31, 2016. The components of residential real estate loans include fixed-rate and variable-rate mortgage loans. HELOCs are not included in this category but are included in consumer loans. FNCB primarily underwrites fixed-rate purchase and refinance of residential mortgage loans for sale in the secondary market to reduce interest rate risk and provide funding for additional loans. Additionally, FNCB offers a “WOW” mortgage product, which is a non-saleable mortgage with maturity terms of 7.5 to 14.5 years, and offers customers an attractive fixed interest rate, low closing costs and a guaranteed 30-day close.

Consumer loans grew throughout the first nine months of 2017, increasing $10.9 million, or 8.5%, to $138.7 million at September 30, 2017 from $127.8 million at December 31, 2016. The increase was attributable to the purchase of a pool of refinanced student loans of $5.0 million, in addition to seasonal increases within the indirect auto lending portfolio. Loans to state and municipal governments decreased $4.4 million, or 10.2%, to $39.3 million at September 30, 2017 from $43.7 million at December 31, 2016, due in part to the payoff of a large tax-anticipation note.

The following table summarizes loans receivable, net by category at September 30, 2017 and December 31, 2016:

Loan Portfolio Detail

	September 30,	December 31,
(in thousands)	2017	2016
Residential real estate	$152,257	$144,260
Commercial real estate	253,791	243,830
Construction, land acquisition and development	26,805	18,357
Commercial and industrial	146,048	150,758
Consumer	138,734	127,844
State and political subdivisions	39,271	43,709
Total loans, gross	756,906	728,758
Unearned income	(84)	(48)
Net deferred loan costs	2,667	2,569
Allowance for loan and lease losses	(8,862)	(8,419)
Loans, net	$750,627	$722,860

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

The following table presents industry concentrations within FNCB’s loan portfolio at September 30, 2017 and December 31, 2016:

Loan Concentrations

	September 30, 2017		December 31, 2016
(dollars in thousands)	Amount	% of Gross Loans	Amount	% of Gross Loans
Retail space/shopping centers	$43,772	5.78%	$38,573	5.29%
1-4 family residential investment properties	30,669	4.05%	24,413	3.35%
Automobile dealers	20,185	2.67%	31,989	4.39%

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

Management actively manages impaired loans in an effort to reduce loan balances by working with customers to develop strategies to resolve borrower difficulties, through sale or liquidation of collateral, foreclosure, and other appropriate means. Real estate values in FNCB’s market area have appeared to stabilize. Employment conditions within the Scranton-Wilkes-Barre-Hazleton metropolitan statistical area, FNCB’s primary market area, have remained steady comparing data for September 2017 with that of September 2016. However, the unemployment rate in FNCB’s primary market area continues to be considerably higher than that of the Commonwealth of Pennsylvania. Management monitors employment and economic conditions within FNCB’s market area, as weakening of conditions could result in real estate devaluations and an increase in loan delinquencies, which could negatively impact asset quality and cause an increase in the provision for loan and lease losses.

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

The following schedule presents information about non-performing assets and accruing TDRs at September 30, 2017 and December 31, 2016:

Non-performing Assets and Accruing TDRs

	September 30,	December 31,
(in thousands)	2017	2016
Non-accrual loans	$2,642	$2,234
Loans past due 90 days or more and still accruing	-	-
Total non-performing loans	2,642	2,234
Other real estate owned	1,088	2,048
Other non-performing assets	1,900	2,160
Total non-performing assets	$5,630	$6,442

Accruing TDRs	$9,283	$4,176
Non-performing loans as a percentage of gross loans	0.35%	0.31%

Total non-performing assets decreased $0.8 million, or 12.6%, to $5.6 million at September 30, 2017 from $6.4 million at December 31, 2016. The decrease was primarily due to a decrease in other real estate owned of $1.0 million, or 46.9%. Non-accrual loans increased by $0.4 million, primarily attributable to one large commercial relationship, which was also modified as a TDR during the nine months ended September 30, 2017. FNCB’s ratio of non-performing loans to total gross loans increased to 0.35% at September 30, 2017 from 0.31% at December 31, 2016. FNCB’s ratio of non-performing assets as a percentage of shareholders’ equity improved to 5.8% at September 30, 2017 from 7.1% at December 31, 2016. Management continues to monitor non-accrual loans, delinquency trends and economic conditions within FNCB’s market area on an on-going basis in order to proactively address any collection related issues.

Other non-performing assets at September 30, 2017 and December 31, 2016 include a classified account receivable secured by an evergreen letter of credit in the amount of $1.9 million, which arose as part of a settlement agreement for a large construction, land acquisition and development loan for a residential development project in the Pocono region of Monroe County, and has been included in other assets since 2011. The project was stalled due to a decline in real estate values in this area following the financial crisis of 2008. The agreement provides for payment to FNCB as real estate building lots are sold. To date, no lots have been sold; however, economic development in this market area has recently improved and construction activity related to this project by the developer has increased. Management has classified this asset as substandard due to the length of holding time and will continue to monitor this project closely. Also included in other non-performing assets at December 31, 2016 was foreclosed equipment of $260 thousand, which was sold during the nine months ended September 30, 2017, resulting in a net gain of $47 thousand that was included in non-interest income within the consolidated statements of income.

TDRs at September 30, 2017 and December 31, 2016 were $10.2 million and $4.3 million, respectively. Accruing and non-accruing TDRs were $9.3 million and $0.9 million, respectively at September 30, 2017 and $4.2 million and $0.1 million, respectively at December 31, 2016. There were eight loan relationships modified as TDRs during the nine months ended September 30, 2017, which incorporated a total of fifteen individual loans. There were three loan relationships, comprised of eight commercial real estate loans totaling $5.3 million, and two loan relationships comprised of four commercial and industrial loans totaling $1.8 million that were modified under varying forms of forbearance agreements during the nine months ended September 30, 2017. Additional TDRs included two consumer loans totaling $85 thousand that had their terms extended and delinquent taxes capitalized, as well as one residential real estate loan in the amount of $63 thousand that had its terms extended. The commercial real estate modifications included a principal forbearance agreement for one loan in the amount of $4.0 million and reductions in required monthly principal payments resulting in balloon payments due at maturity for seven loans to two borrowers aggregating $1.2 million. The four commercial and industrial loan modifications involved the delay of required principal and interest payments for predefined time periods.

Approximately $0.8 million in specific reserves to the ALLL were established for TDRs at September 30, 2017, of which $0.6 million represented specific reserves for loans modified during the nine months ended September 30, 2017. In addition, a charge-off in the amount of $0.3 million was recorded as part of the modification of three commercial and industrial loans aggregating $1.8 million to one borrower. All loans modified during 2017 are performing in accordance with their respective modified terms.

The average balance of impaired loans was $11.3 million and $7.0 million for the nine months ended September 30, 2017 and 2016, respectively. FNCB recorded $108 thousand and $284 thousand of interest income on impaired loans for the three and nine months ended September 30, 2017, respectively and $46 thousand and $152 thousand for the three and nine months ended September 30, 2016.

The following table presents the changes in non-performing loans for the three and nine months ended September 30, 2017 and 2016. Loan foreclosures represent recorded investment at time of foreclosure not including the effect of any guarantees:

Changes in Non-performing Loans

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Balance, beginning of period	$3,681	$2,739	$2,234	$3,788
Loans newly placed on non-accrual	404	1,126	3,273	3,364
Changes in loans past due 90 days or more and still accruing	-	-	-	-
Loans transferred to OREO	-	(940)	(80)	(1,177)
Loans returned to performing status	(109)	(3)	(180)	(147)
Loans charged-off	(363)	(171)	(1,104)	(1,991)
Loan payments received	(971)	(335)	(1,501)	(1,421)
Balance, end of period	$2,642	$2,416	$2,642	$2,416

The additional interest income that would have been earned on non-accrual and restructured loans had the loans been performing in accordance with their original terms for the three and nine months ended September 30, 2017 approximated $50 thousand and $116 thousand, respectively and $48 thousand and $175 thousand for the three and nine months ended September 30, 2016, respectively.

The following table outlines accruing loan delinquencies and non-accrual loans as a percentage of gross loans at September 30, 2017 and December 31, 2016:

Loan Delinquencies and Non-Accrual Loans

	September 30,	December 31,
	2017	2016
Accruing:
30-59 days	0.28%	0.37%
60-89 days	0.18%	0.13%
90+ days	0.00%	0.00%
Non-accrual	0.35%	0.31%
Total delinquencies	0.81%	0.81%

Total delinquencies as a percentage of gross loans were 0.81% at both September 30, 2017 and December 31, 2016, primarily due to increases in both non-accrual loans and loans 60-89 days delinquent of $0.4 million each, offset by a decrease in loans past due 30-59 days. In its evaluation of the ALLL, management considers a variety of qualitative factors including changes in the volume and severity of delinquencies.

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

The ALLL equaled $8.9 million at September 30, 2017, an increase of $0.5 million from $8.4 million at December 31, 2016. The increase resulted from a provision for loan and lease losses of $486 thousand for the nine months ended September 30, 2017, partially offset by net charge-offs of $43 thousand for the same period.

The ALLL consists of both specific and general components. The component of the ALLL that is related to impaired loans that are individually evaluated for impairment, the guidance for which is provided by ASC 310 “Impairment of a Loan” (“ASC 310”), was $0.8 million, or 8.7%, of the total ALLL at September 30, 2017, compared to $0.3 million, or 3.6%, of the total ALLL at December 31, 2016. The increase in reserves for loans individually evaluated for impairment resulted primarily from a reserve established for a large commercial and industrial loan relationship that was transferred to non-accrual and modified as a TDR during the nine months ended September 30, 2017. A general allocation of $8.1 million was calculated for loans analyzed collectively under ASC 450 “Contingencies” (“ASC 450”), which represented 91.3% of the total ALLL of $8.5 million. Comparatively, at December 31, 2016, the general allocation for loans collectively analyzed for impairment amounted to $8.1 million, or 96.4%, of the total ALLL. The increase in general reserves primarily reflected an increase in total loans outstanding. The ratio of the ALLL to total loans at September 30, 2017 and December 31, 2016 was 1.17% and 1.15%, respectively, based on total loans of $756.9 million and $731.8 million, respectively.

The following table presents an allocation of the ALLL by major loan category and percent of loans in each category to total loans at September 30, 2017 and December 31, 2016:

Allocation of the ALLL

	September 30, 2017		December 31, 2016
		Percentage		Percentage
		of Loans		of Loans
		in Each		in Each
		Category		Category
	Allowance	to Total	Allowance	to Total
(dollars in thousands)	Amount	Loans	Amount	Loans
Residential real estate	$1,178	20.12%	$1,171	19.79%
Commercial real estate	3,303	33.53%	3,297	33.46%
Construction, land acquisition and development	277	3.54%	268	2.52%
Commercial and industrial	2,363	19.30%	1,736	20.69%
Consumer	1,433	18.32%	1,457	17.54%
State and political subdivision	308	5.19%	490	6.00%
Total	$8,862	100.00%	$8,419	100.00%

The following table presents an analysis of the ALLL by loan category for the three and nine months ended September 30, 2017 and 2016:

Reconciliation of the ALLL

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Balance at beginning of period	$8,469	$8,559	$8,419	$8,790
Charge-offs:
Residential real estate	32	37	112	61
Commercial real estate	85	-	114	251
Construction, land acquisition and development	-	-	-	-
Commercial and industrial	128	18	475	1,082
Consumer	132	134	438	652
State and political subdivisions	-	-	-	-
Total charge-offs	377	189	1,139	2,046
Recoveries of charged-off loans:
Residential real estate	16	2	28	4
Commercial real estate	38	1	43	4
Construction, land acquisition and development	-	-	421	9
Commercial and industrial	125	184	304	396
Consumer	48	167	300	475
State and political subdivisions	-	-	-	-
Total recoveries	227	354	1,096	888
Net charge-offs (recoveries)	150	(165)	43	1,158
Provision (credit) for loan and lease losses	543	(234)	486	858
Balance at end of period	$8,862	$8,490	$8,862	$8,490

Net charge-offs (recoveries) as a percentage of average loans	0.02%	(0.02%)	0.01%	0.16%

Allowance for loan and lease losses as a percentage of gross loans at period end	1.17%	1.17%	1.17%	1.17%

Other Real Estate Owned

At September 30, 2017, OREO consisted of 9 properties with an aggregate carrying value of $1.1 million, a decrease of $0.9 million from $2.0 million at December 31, 2016. FNCB foreclosed upon two residential real estate properties with a carrying value of $125 thousand during the nine months ended September 30, 2017. There was one sale and one partial sale of properties with an aggregate carrying value of $763 thousand during the nine months ended September 30, 2017, which resulted in a net gain of $57 thousand. During the nine months ended September 30, 2016, two properties with a carrying value of $950 thousand were foreclosed upon, and there were three sales and one partial sale of properties with an aggregate carrying value of $1.9 million, which resulted in a net gain on the sales of $29 thousand. The expenses related to maintaining OREO, not including adjustments to property values subsequent to foreclosure, and net of any income from operation of the properties, amounted to $38 thousand and $126 thousand for the three and nine months ended September 30, 2017, respectively, compared to $64 thousand and $166 thousand, respectively, for the same periods in 2016.

FNCB actively markets OREO properties for sale through a variety of channels including internal marketing and the use of outside brokers/realtors. The carrying value of OREO is generally calculated at an amount not greater than 90% of the most recent fair market appraised value unless specific conditions warrant an exception. A 10% factor is generally used to estimate costs to sell, which is based on typical cost factors, such as 6% broker commission, 1% transfer taxes, and 3% various other miscellaneous costs associated with the sales process. The fair value is updated on an annual basis or more frequently if new valuation information is available. Further deterioration in the real estate market could result in additional losses on these properties. FNCB incurred valuation adjustments of $82 thousand and $322 thousand for the three and nine months ended September 30, 2017, $307 thousand of which is included in expense of other real estate owned in the consolidated statements of income. A $15 thousand valuation adjustment during the three and nine months ended September 30, 2017 was related to an investor loan, and accordingly reduced the liability owed to the investor. Valuation adjustments on OREO properties totaled $31 thousand and $169 thousand for the three and nine months ended September 30, 2016.

The following table presents the activity in OREO for the three and nine months ended September 30, 2017 and 2016:

Activity in OREO

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Balance, beginning of period	$1,183	$1,628	$2,048	$3,154
Property foreclosures	-	713	125	950
Valuation adjustments	(82)	(31)	(322)	(169)
Carrying value of OREO sold	(13)	(245)	(763)	(1,870)
Balance, end of period	$1,088	$2,065	$1,088	$2,065

The following table presents a distribution of OREO at September 30, 2017 and December 31, 2016:

Distribution of OREO

	September 30,	December 31,
(in thousands)	2017	2016
Land / lots	$524	$641
Commercial real estate	427	1,380
Residential real estate	137	27
Total other real estate owned	$1,088	$2,048

Liabilities

Total liabilities were $1.060 billion at September 30, 2017, a decrease of $45.6 million, or 4.1%, from $1.105 billion at December 31, 2016. The decrease was primarily attributable to a $31.9 million outflow of deposits, coupled with a reduction of $13.2 million in Federal Home Loan Bank of Pittsburgh advances. The decrease in total deposits was due to a $20.7 million, or 2.5%, decrease in interest-bearing deposits to $820.8 million at September 30, 2017 from $841.4 million at December 31, 2016, along with an $11.3 million, or 6.5%, reduction in non-interest-bearing demand deposits to $162.4 million at September 30, 2017 from $173.7 million at December 31, 2016. The decrease in interest-bearing deposits primarily reflected the anticipated exit of short-term funds related to the sale of a municipal utility deposited during the fourth quarter of 2016. The decrease in non-interest bearing deposits was concentrated in business checking deposits.

On September 1, 2017, FNCB accelerated a partial principal repayment in the amount of $5.0 million on the subordinated notes (“Notes”). This principal repayment was originally due and payable on September 1, 2018. By accelerating the principal repayment, FNCB is expected to save $225 thousand in interest expense related to the Notes.

Equity

Total shareholders’ equity increased $7.1 million, or 7.9%, to $97.5 million at September 30, 2017 from $90.4 million at December 31, 2016. The capital improvement resulted from net income for the first nine months of 2017 of $6.3 million, coupled with a $1.7 million increase in accumulated other comprehensive income, which resulted from appreciation in the fair value of available-for-sale securities net of the tax impact of the appreciation. Book value per common share was $5.82 at September 30, 2017, an increase of $0.39 per share, or 7.2%, compared to $5.43 at December 31, 2016.

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

The statements of cash flows present the change in cash and cash equivalents from operating, investing and financing activities. Cash and due from banks and interest-bearing deposits in other banks are FNCB’s most liquid assets. At September 30, 2017, cash and cash equivalents totaled $43.8 million, a decrease of $68.6 million compared to $112.4 million at December 31, 2016. Net funds used in financing activities were $51.2 million for the nine months ended September 30, 2017, largely representing a decrease in deposits from customers of $31.9 million, net repayment of FHLB term and overnight borrowings of $13.2 million, and a principal reduction on subordinated debentures of $5.0 million. Investing activities used $24.9 million in net cash for the nine months ended September 30, 2017, driven primarily by a net increase in loans to customers of $30.1 million. Net cash provided by operating activities totaled $7.4 million.

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

While ALCO regularly performs a wide variety of simulations under various strategic balance sheet and treasury yield curve scenarios, the following results reflect FNCB’s sensitivity over the subsequent twelve months based on the following assumptions:

●	asset and liability levels using September 30, 2017 as a starting point;
●	cash flows are based on contractual maturity and amortization schedules with applicable prepayments derived from internal historical data and external sources; and
●	cash flows are reinvested into similar instruments so as to keep interest-earning asset and interest-bearing liability levels constant.

The following table illustrates the simulated impact of parallel and instantaneous interest rate shocks of +400 basis points, +200 basis points, and -100 basis points on net interest income and the change in economic value over a one-year time horizon from the September 30, 2017 levels:

	Rates +200				Rates +400				Rates -100

	Simulation Results		Policy Limit		Simulation Results		Policy Limit		Simulation Results		Policy Limit
Earnings at risk:
Percent change in net interest income	(0.8%	)	(10.0%	)	(3.5%	)	(20.0%	)	(4.1%	)	(5.0%	)

Economic value at risk:
Percent change in economic value of equity	(3.3%	)	(20.0%	)	(7.5%	)	(35.0%	)	(7.4%	)	(10.0%	)

FNCB was liability rate sensitive at September 30, 2017, as a greater volume of interest-bearing liabilities than interest-earning assets will mature or reprice within a one-year time frame, due to a significant amount of non-maturity, interest-bearing deposit balances at the end of the period. Accordingly, model results at September 30, 2017 indicate that FNCB’s net interest income and economic value of equity are expected to decrease 0.8% and 3.3%, respectively, under a +200-basis point interest rate shock.  Due to significant earning asset growth in the third quarter of 2017, the results of the simulation model at September 30, 2017 improved in comparison to the results at June 30, 2017 which indicated net interest income and economic value of equity were expected to decrease 2.8% and 4.7%, respectively, given a +200-basis point rate shock.

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

As previously mentioned, as part of its ongoing monitoring, ALCO requires periodic back testing of modeling results, which involves after-the-fact comparisons of projections with FNCB’s actual performance to measure the validity of assumptions used in the modeling techniques.  As part of its quarterly review, management compared tax-equivalent net interest income recorded for the three months ended September 30, 2017 with tax-equivalent net interest income that was projected for the same three-month period.  The variance between actual and projected tax-equivalent net interest income for the three-month period ended September 30, 2017 was $207 thousand, or 2.3%. Although the variance was deemed immaterial, ALCO performs a rate/volume analysis between actual and projected results in order to continue to improve the accuracy of it simulation models.

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

For the three- and nine-month periods ended September 30, 2017, FNCB did not engage in any off-balance sheet transactions that would have or would be reasonably likely to have a material effect on its consolidated financial condition.

Item 3 — Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in FNCB’s exposure to market risk during the first nine months of 2017.  For discussion of FNCB’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in FNCB’s Form 10-K for the year ended December 31, 2016.

Item 4 — Controls and Procedures

FNCB’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of FNCB’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, FNCB’s Chief Executive Officer and Chief Financial Officer concluded FNCB’s disclosure controls and procedures were effective as of September 30, 2017.

There were no changes made to FNCB’s internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, FNCB’s internal control over financial reporting.

PART II  Other Information

Item 1 — Legal Proceedings.

On May 24, 2012, a putative shareholder filed a complaint in the Court of Common Pleas for Lackawanna County (“Shareholder Derivative Suit”) against certain present and former directors and officers of FNCB (the “Individual Defendants”) alleging, inter alia, breach of fiduciary duty, abuse of control, corporate waste, and unjust enrichment. FNCB was named as a nominal defendant. On February 4, 2014, the Court issued a Final Order and Judgment for the matter granting approval of a Stipulation of Settlement (the “Settlement”) and dismissing all claims against FNCB and the Individual Defendants. As part of the Settlement, without admitting any fault, wrongdoing or liability, the Individual Defendants agreed to settle the derivative litigation for $5.0 million. The $5.0 million Settlement payment was made to FNCB on March 28, 2014. The Individual Defendants reserved their rights to indemnification under FNCB’s Articles of Incorporation and Bylaws, resolutions adopted by the Board, the Pennsylvania Business Corporation Law and any and all rights they have against FNCB’s and the Bank’s insurance carriers. In addition, in conjunction with the Settlement, FNCB accrued $2.5 million related to fees and costs of the plaintiff’s attorneys, which was included in non-interest expense in the consolidated statements of income for the year ended December 31, 2013. On April 1, 2014, FNCB paid the $2.5 million related to fees and costs of the plaintiff’s attorneys and partial indemnification of the Individual Defendants in the amount of $2.5 million. On July 1, 2017, FNCB continued to make partial indemnification to the Individual Defendants by commencing monthly principal payments, on behalf of the Individual Defendants, of $25,000 plus accrued interest due to First Northern Bank and Trust Co. As of September 30, 2017, $2.5 million plus accrued interest remains accrued in other liabilities related to the potential indemnification of the Individual Defendants.

On September 5, 2012, Fidelity and Deposit Company of Maryland (“F&D”) filed an action against FNCB and the Bank, as well as several current and former officers and directors of FNCB, in the United States District Court for the Middle District of Pennsylvania. F&D has asserted a claim for the rescission of a directors’ and officers’ insurance policy and a bond that it had issued to FNCB. On November 9, 2012, FNCB and the Bank answered the claim and asserted counterclaims for the losses and expenses already incurred by FNCB and the Bank. FNCB and the other defendants are defending the claims and have opposed F&D’s requested relief by way of counterclaims, breaches of contract and bad faith claims against F&D for its failure to fulfill its obligations to FNCB and the Bank under the insurance policy. Discovery is complete and the parties have exchanged expert reports. Dispositive motions have been submitted by the parties and the Court heard oral arguments on the motions on August 9, 2017. At this time, FNCB cannot reasonably determine the outcome of potential range of loss, if any, in connection with this matter.

On February 16, 2017, FNCB and the Bank entered into a Class Action Settlement Agreement and Release (the “Settlement Agreement”) in the matters filed in the Court of Common Pleas of Lackawanna County to Steven Antonik, Individually, and as Administrator of the Estate of Linda Kluska, William R. Howells and Louise A. Howells, Summer Benjamin, and Joshua Silfee, on behalf of themselves and all other similarly situated vs. First National Community Bancorp, Inc. and First National Community Bank, Civil Action No. 2013-CV-4438 and Charles Saxe, III, Individually and on behalf of all others similarly situated vs. First National Community Bank No. 2013-CV-5071 (collectively, the “Actions”). By entering into this Settlement Agreement, the parties to the Actions have resolved the claims made in the complaints to their mutual satisfaction. FNCB has not admitted to the validity of any claims or allegations and denies any liability in the claims made and the Plaintiffs have not admitted that any claims or allegations lack merit or foundation. Under the terms of the Settlement Agreement, the parties have agreed to the following: 1) FNCB is to pay the Plaintiffs’ class members the aggregate sum of Seven Hundred Fifty Thousand Dollars ($750,000) (an amount which FNCB recorded as a liability and corresponding expense in its 2015 operating results); 2) Plaintiffs shall release all claims against FNCB related to the Actions; 3) FNCB shall move to vacate or satisfy any judgments against any class members arising from the vehicle loans that are the subject of the Actions; and 4) FNCB shall waive the deficiency balance of each class member and remove the trade lines on each class members’ credit report associated with the subject vehicle loans that are at issue in the Actions for Experian, Equifax, and Transunion. The Settlement Agreement provides for an Incentive Award for the representative Plaintiffs and an award to Plaintiffs’ counsel of attorney’s fees and reimbursement of expenses in connection with their roles in these Actions, subject to Court approval. The Settlement Agreement was approved by Court Order on May 31, 2017. On March 2, 2017 FNCB paid the Settlement Administrator $750,000 pursuant to the terms and conditions of the Settlement Agreement. Additionally, in association with the subject vehicle loans, FNCB has completed the removal of trade lines on each class members' credit report and has substantially completed satisfying judgments, where applicable, in favor of class members. As previously mentioned above and in connection with the primary terms of the tentative settlement agreement entered by Order of Court on December 17, 2015, FNCB recorded a liability and corresponding expense in the amount of Seven Hundred Fifty Thousand ($750,000), which was included in FNCB’s 2015 operating results.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3 – Defaults upon Senior Securities.

None.

Item 4 – Mine Safety Disclosures.

Not applicable.

Item 5 – Other Information.

None.

Item 6 – Exhibits.

The following exhibits are filed herewith or incorporated by reference.

EXHIBIT 3.1	Amended and Restated Articles of Incorporation dated October 4, 2016 — filed as Exhibit 3.1 to FNCB’s Current Report on Form 8-K on October 11, 2016, and incorporated herein by this reference.

EXHIBIT 3.2	Amended and Restated Bylaws — filed as Exhibit 3.2 to FNCB’s Current Report on Form 8-K on October 11, 2016, and incorporated herein by this reference.

EXHIBIT 4.1	Form of Common Stock Certificate — filed as Exhibit 4.1 to FNCB’s Form 10-Q for the quarter ended September 30, 2016, as filed on November 4, 2016, and incorporated herein by this reference.

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

Registrant: FNCB BANCORP, INC.

Date: November 7, 2017	By:	/s/ Gerard A. Champi
Gerard A. Champi
President and Chief Executive Officer

Date: November 7, 2017	By:	/s/ James M. Bone, Jr.
James M. Bone, Jr., CPA
Executive Vice President and Chief Financial Officer
Principal Financial Officer

Date: November 7, 2017	By:	/s/ Stephanie A. Westington
Stephanie A. Westington, CPA
Senior Vice President and Controller
Principal Accounting Officer