Form 10-Q
period 2018-03-31
FNCB Bancorp, Inc.
filed 2018-05-04
CIK 1035976

AAAAAAAAAAAAAAAAAAAAAAA

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Common Stock, $1.25 par value	16,769,208 shares
(Title of Class)	(Outstanding at May 4, 2018)

Part I - Financial Information

Item 1 - Financial Statements

FNCB BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(unaudited)

	March 31,	December 31,
(in thousands, except share data)	2018	2017
Assets
Cash and cash equivalents:
Cash and due from banks	$12,323	$22,755
Interest-bearing deposits in other banks	1,873	14,991
Total cash and cash equivalents	14,196	37,746
Debt securities available for sale, at fair value	298,314	289,459
Equity securities	899	918
Restricted stock, at cost	5,703	2,763
Loans held for sale	366	1,095
Loans, net of allowance for loan and lease losses of $9,562 and $9,034	798,640	761,609
Bank premises and equipment, net	12,870	10,388
Accrued interest receivable	3,430	3,234
Bank-owned life insurance	30,594	30,460
Other real estate owned	579	1,023
Net deferred tax assets	16,405	15,785
Other assets	7,264	7,825
Total assets	$1,189,260	$1,162,305

Liabilities
Deposits:
Demand (non-interest-bearing)	$172,896	$176,325
Interest-bearing	782,357	826,123
Total deposits	955,253	1,002,448
Borrowed funds:
Federal Home Loan Bank of Pittsburgh advances	121,485	44,968
Subordinated debentures	5,000	5,000
Junior subordinated debentures	10,310	10,310
Total borrowed funds	136,795	60,278
Accrued interest payable	284	241
Other liabilities	10,190	10,147
Total liabilities	1,102,522	1,073,114

Shareholders' equity
Preferred shares ($1.25 par)
Authorized: 20,000,000 shares at March 31, 2018 and December 31, 2017
Issued and outstanding: 0 shares at March 31, 2018 and December 31, 2017	-	-
Common shares ($1.25 par)
Authorized: 50,000,000 shares at March 31, 2018 and December 31, 2017
Issued and outstanding: 16,766,600 shares at March 31, 2018 and 16,757,963 shares at December 31, 2017	20,958	20,947
Additional paid-in capital	63,335	63,210
Retained earnings	8,057	6,779
Accumulated other comprehensive loss	(5,612)	(1,745)
Total shareholders' equity	86,738	89,191
Total liabilities and shareholders’ equity	$1,189,260	$1,162,305

The accompanying notes to consolidated financial statements are an integral part of these statements.

FNCB BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended
	March 31,
(in thousands, except share data)	2018	2017
Interest income
Interest and fees on loans	$8,288	$6,980
Interest and dividends on securities:
U.S. government agencies	890	900
State and political subdivisions, tax free	20	23
State and political subdivisions, taxable	1,024	822
Other securities	195	124
Total interest and dividends on securities	2,129	1,869
Interest on interest-bearing deposits in other banks	23	90
Total interest income	10,440	8,939
Interest expense
Interest on deposits	1,067	744
Interest on borrowed funds:
Interest on Federal Home Loan Bank of Pittsburgh advances	352	131
Interest on subordinated debentures	56	112
Interest on junior subordinated debentures	87	69
Total interest on borrowed funds	495	312
Total interest expense	1,562	1,056
Net interest income before provision (credit) for loan and lease losses	8,878	7,883
Provision (credit) for loan and lease losses	720	(478)
Net interest income after provision (credit) for loan and lease losses	8,158	8,361
Non-interest income
Deposit service charges	702	691
Net gain on the sale of available-for-sale securities	-	278
Net loss on equity securities	(19)	-
Net gain on the sale of mortgage loans held for sale	49	25
Net gain on the sale of SBA guaranteed loans	251	-
Net gain on the sale of other repossessed assets	-	57
Net gain on the sale of other real estate owned	38	51
Loan-related fees	84	91
Income from bank-owned life insurance	134	135
Other	280	242
Total non-interest income	1,519	1,570
Non-interest expense
Salaries and employee benefits	3,666	3,524
Occupancy expense	603	587
Equipment expense	314	460
Advertising expense	113	114
Data processing expense	648	487
Regulatory assessments	201	173
Bank shares tax	267	258
Expense of other real estate owned	45	40
Professional fees	296	276
Insurance expense	135	125
Other losses	41	138
Other operating expenses	903	746
Total non-interest expense	7,232	6,928
Income before income tax expense	2,445	3,003
Income tax expense	426	806
Net income	$2,019	$2,197

Earnings per share
Basic	$0.12	$0.13
Diluted	$0.12	$0.13

Cash dividends declared per common share	$0.04	$0.03
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	16,763,401	16,657,551
Diluted	16,789,336	16,670,788

The accompanying notes to consolidated financial statements are an integral part of these statements.

FNCB BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(unaudited)

	Three Months Ended
	March 31,
(in thousands)	2018	2017
Net income	$2,019	$2,197
Other comprehensive (loss) income:
Unrealized (losses) gains on debt securities available for sale	(4,976)	1,836
Taxes	1,044	(625)
Net of tax amount	(3,932)	1,211

Reclassification adjustment for gains included in net income	-	(278)
Taxes	-	95
Net of tax amount	-	(183)

Total other comprehensive (loss) income	(3,932)	1,028

Comprehensive (loss) income	$(1,913)	$3,225

The accompanying notes to consolidated financial statements are an integral part of these statements.

FNCB BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Three Months Ended March 31, 2018 and 2017
(unaudited)

					Accumulated
	Number		Additional		Other	Total
	of Common	Common	Paid-in	Retained	Comprehensive	Shareholders'
(in thousands, except per share data)	Shares	Stock	Capital	Earnings	(Loss) Income	Equity
Balances, December 31, 2016	16,645,845	$20,807	$62,593	$8,531	$(1,560)	$90,371
Net income for the period	-	-	-	2,197	-	2,197
Cash dividends declared, $0.03 per share	-	-	-	(500)	-	(500)
Common shares issued under long-term incentive compensation plan	11,090	14	(14)	-	-	-
Restricted stock awards	-	-	74	-	-	74
Common shares issued through dividend reinvestment / optional cash purchase plan	35,379	44	188	-	-	232
Other comprehensive income, net of tax of $530	-	-	-	-	1,028	1,028
Balances, March 31, 2017	16,692,314	$20,865	$62,841	$10,228	$(532)	$93,402

Balances, December 31, 2017	16,757,963	$20,947	$63,210	$6,779	$(1,745)	$89,191
Net income for the period	-	-	-	2,019	-	2,019
Cash dividends paid, $0.04 per share	-	-	-	(671)	-	(671)
Reclassification of unrealized loss on equity securities, net of tax	-	-	-	(65)	65	-
Restricted stock awards	-	-	72	-	-	72
Common shares issued through dividend reinvestment / optional cash purchase plan	8,637	11	53	(5)	-	59
Other comprehensive loss, net of tax of $1,044	-	-	-	-	(3,932)	(3,932)
Balances, March 31, 2018	16,766,600	$20,958	$63,335	$8,057	$(5,612)	$86,738

The accompanying notes to consolidated financial statements are an integral part of these statements.

FNCB BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 31,
(in thousands)	2018	2017
Cash flows from operating activities:
Net income	$2,019	$2,197
Adjustments to reconcile net income to net cash provided by operating activities:
Investment securities amortization, net	188	270
Equity in trust	(3)	(2)
Depreciation and amortization	674	681
Valuation adjustment for loan servicing rights	-	(4)
Stock-based compensation expense	72	74
Provision (credit) for loan and lease losses	720	(478)
Valuation adjustment for off-balance sheet commitments	(10)	9
Net gain on the sale of available-for-sale securities	-	(278)
Net loss on equity securities	19	-
Net gain on the sale of mortgage loans held for sale	(49)	(25)
Net gain on the sale of SBA guaranteed loans	(251)	-
Net gain on the sale of other real estate owned	(38)	(51)
Valuation adjustment of other real estate owned	17	-
Net gain on the sale of other repossessed assets	-	(57)
Loss on the disposition of bank premises and equipment	-	41
Income from bank-owned life insurance	(134)	(135)
Proceeds from the sale of mortgage loans held for sale	2,878	1,846
Funds used to originate mortgage loans held for sale	(2,100)	(1,788)
Decrease in net deferred tax assets	424	806
Increase in accrued interest receivable	(196)	(193)
Decrease (increase) in prepaid expenses and other assets	548	(50)
Increase (decrease) in accrued interest payable	43	(17)
Increase (decrease) in accrued expenses and other liabilities	53	(948)
Total adjustments	2,855	(299)
Net cash provided by operating activities	4,874	1,898

Cash flows from investing activities:
Maturities, calls and principal payments of debt securities available for sale	1,334	1,018
Proceeds from the sale of debt securities available for sale	-	23,171
Purchases of debt securities available for sale	(15,353)	(34,902)
(Purchase) redemption of the stock in Federal Home Loan Bank of Pittsburgh	(2,940)	633
Net (increase) decrease in loans to customers	(43,006)	15,900
Proceeds from the sale of SBA guaranteed loans	5,206	-
Proceeds from the sale of other real estate owned	465	793
Proceeds from the sale of other repossessed assets	-	185
Purchases of bank premises and equipment	(2,840)	(530)
Net cash (used in) provided by investing activities	(57,134)	6,268

Cash flows from financing activities:
Net decrease in deposits	(47,195)	(91,713)
Net proceeds from Federal Home Loan Bank of Pittsburgh advances - overnight	59,325	4,900
Proceeds from Federal Home Loan Bank of Pittsburgh advances - term	27,631	14,241
Repayment of Federal Home Loan Bank of Pittsburgh advances - term	(10,439)	(21,046)
Proceeds from issuance of common shares	64	232
Discount on optional cash purchase plan	(5)	-
Cash dividends paid	(671)	(500)
Net cash provided by (used in) financing activities	28,710	(93,886)
Net decrease in cash and cash equivalents	(23,550)	(85,720)
Cash and cash equivalents at beginning of period	37,746	112,445
Cash and cash equivalents at end of period	$14,196	$26,725

Supplemental cash flow information
Cash paid during the period for:
Interest	$1,519	$1,073
Income taxes	18	-
Other transactions:
Investor loans transferred to other real estate owned	-	45
Change in deferred gain on sale of other real estate owned	-	1

The accompanying notes to consolidated financial statements are an integral part of these statements.

FNCB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1.   Basis of Presentation/Subsequent Event

The consolidated financial statements of FNCB are comprised of the accounts of FNCB Bancorp, Inc., and its wholly owned subsidiary, FNCB Bank (the “Bank”), as well as the Bank’s wholly owned subsidiaries (collectively, “FNCB”). The accounting and reporting policies of FNCB conform to accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all the information and accompanying notes required by GAAP for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included in the consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation. Prior period amounts have been reclassified when necessary to conform to the current period’s presentation. Such reclassifications did not have an impact on the operating results or financial position of FNCB. The operating results and financial position of FNCB for the three months ended March 31, 2018, may not be indicative of future results of operations and financial position.

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

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in FNCB’s audited financial statements, included in the Annual Report filed on Form 10-K as of and for the year ended December 31, 2017.

On April 11, 2018, FNCB announced that the Bank has entered into an agreement with Branch Banking and Trust Company to purchase real property, improvements and fixtures located at 196 North Main Street, Shavertown, Luzerne County, Pennsylvania for a purchase price of $750 thousand. Pursuant to the agreement, the closing will take place on or before the later of: June 14, 2018, or the date that is fourteen (14) days after that date that the seller’s branch banking operations at this location closes. The agreement also contains a deed restriction under which the Bank has agreed to not operate, sell, lease or allow the operation, sale or lease of the property for a banking use for a period of six months after the date of the recording of the deed. After the deed restriction period ends, FNCB intends to relocate its existing branch, located at 1919 Memorial Highway, Shavertown, Luzerne County, Pennsylvania, to the new location, pending approval from all required regulatory authorities.

Note 2.   New Authoritative Accounting Guidance

ASU 2014-09, Revenue from Contracts with Customers (Topic 606): Section A, “Summary and Amendments That Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs-Contract with Customers (Subtopic 340-40);” Section B, “Conforming Amendments to Other Topics and Subtopics in the Codification and Status Tables;” and Section C, “Background Information and Basis for Conclusions,” provides a robust framework for addressing revenue recognition issues, and replaced almost all existing revenue recognition guidance, including industry specific guidance, in current GAAP. The core principle of ASU 2014-09 is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which FNCB expects to be entitled in exchange for those goods or services. ASU 2014-09 also resulted in enhanced interim and annual disclosures, both qualitative and quantitative, about revenue in order to help financial statement users understand the nature, amount, timing and uncertainty of revenue and related cash flows. ASU 2014-09 establishes a five-step model which entities must follow to recognize revenue and removes inconsistencies and weaknesses in existing guidance. The guidance does not apply to revenue associated with financial instruments, including loans and investment securities that are accounted for under other GAAP, which comprises a significant portion of FNCB’s revenue stream. ASU 2014-09 became effective for FNCB on January 1, 2018. FNCB elected to implement the new guidance using the modified retrospective application, with the cumulative effect recorded as an adjustment to opening retained earnings upon adoption. The adoption of ASU 2014-09 did not have a material effect on the operating results or financial position of FNCB, and there was no cumulative effect adjustment required to be recorded. See below for additional information related to revenue generated from contracts with customers.

The majority of FNCB’s revenue generating transactions are not subject to ASC 606, including revenue generated from financial instruments, such as loans and investment securities, as well as revenue related to mortgage servicing activities, as these activities are subject to other GAAP discussed elsewhere with the disclosures. Descriptions of FNCB’s revenue-generating activities that are within the scope of ASC 606, which are presented in the consolidated statements of income as components of non-interest income are as follows:

●

Service charges on deposit accounts - include general service fees for monthly account maintenance, account analysis fees, non-sufficient funds fees, wire transfer fees and other deposit account related fees. Revenue is recognized when FNCB’s performance obligation is completed which is generally monthly for account maintenance services or when a transaction has been completed (such as a wire transfer). Payment for service charges on deposit accounts is received immediately or in the following month through a direct charge to customers’ accounts.

●

ATM surcharge and card services income – include income related to ATM and debit card transactions. ATM surcharges are generated when an FNCB cardholder uses a non-FNCB ATM or a non-FNCB cardholder uses an FNCB ATM. Card services income is primarily comprised of interchange fees earned whenever a customer uses an FNCB debit card as payment for goods and/or services through a card payment network such as Mastercard/Visa. FNCB’s performance obligation is satisfied on a daily basis as transactions are processed. FNCB recognizes ATM surcharges and card services income as transactions with merchants are settled, generally on a daily basis.

●

Title insurance revenue – FNCB is a member in a limited liability company that provides title insurance services to customers referred by member financial institutions. In accordance with an operating agreement, the title insurance company makes quarterly discretionary distributions to member institutions on a pro-rata basis based on their respective membership interest percentage at the time of distribution. FNCB’s performance obligation under the operating agreement was satisfied with its capital contribution. There are no future minimum referral quotas required under the operating agreement. FNCB records revenue from quarterly distributions at the time of receipt.

●

Other income – primarily includes wealth management fee income and merchant services fee income. Wealth management fee income represents fees received from a third-party broker-dealer as part of a revenue-sharing agreement for fees earned from customers that we refer to the third party. Merchant services fees represent commissions received from VISA/Mastercard on activity generated by customers on their merchant account. Wealth management and merchant services fee income are transactional in nature and are recognized in income monthly when FNCB’s performance obligation is complete, which is generally the time that payment is received.

ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): “Recognition and Measurement of Financial Assets and Financial Liabilities” requires all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under the equity method of accounting or those that result in consolidation of the investee). The amendments in this ASU also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, this ASU eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities and the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public business entities. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017 for public entities. Accordingly, FNCB adopted this guidance on a prospective basis on January 1, 2018. The adoption resulted in a $65 thousand reclassification from accumulated other comprehensive income to retained earnings to reflect the fair value of FNCB’s equity securities, which is included in the consolidated statements of changes in shareholders’ equity. ASU 2016-01 also requires the use of exit prices to measure fair value of financial instruments. Accordingly, we refined the calculation used to determine the disclosed fair value of FNCB’s loans held for investment as part of adopting this standard. The refined calculation did not have a significant impact on FNCB’s fair value disclosures. For more information about fair value disclosures, refer to Note 11, “Fair Value Disclosures” to these consolidated financial statements.

ASU 2016-15, Statement of Cash Flows (Topic 230): “Classification of Certain Cash Receipts and Cash Payments,” provides guidance on eight specific cash flow issues in order to reduce current and potential future diversity in reporting. The specific cash flow items addressed include debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, distributions received from equity method investees, beneficial interest in securitization transactions, and separately identifiable cash flows and application of the predominance principle. ASU 2016-15 is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. ASU 2016-15 is effective for all entities that are required to present a statement of cash flows under Topic 320, and early adoption is permitted. The adoption of this guidance on January 1, 2018 had no effect on the statement of cash flows of FNCB.

ASU 2017-09, Compensation – Stock Compensation (Topic 718): “Scope of Modification Accounting” clarifies when it is appropriate to apply modification accounting guidance when there is a change to the terms or conditions of a share-based payment award. Specifically, the standard provides that an entity should account for the effects of a modification unless the fair value of the modified award is the same as the original award immediately before modification, if the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before modification, and the classification of the modified award is the same as the classification of the original award immediately before modification. ASU 2017-09 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The adoption of this guidance on January 1, 2018 had no effect on the operating results or financial position of FNCB.

Accounting Guidance to be Adopted in Future Periods

ASU 2016-02, Leases (Topic 842): “Leases” will require organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement and presentation of expenses and cash flows arising from a lease by the lessee will primarily depend on its classification as a finance or operating lease. However, unlike current GAAP, which requires only capital leases to be recognized on the balance sheet, the new ASU will require both finance and operating leases to be recognized on the balance sheet. ASU 2016-02 will also require disclosures to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. The new disclosures will include both qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. ASU 2016-02 is effective with fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 for public entities. Accordingly, FNCB will adopt this guidance on January 1, 2019, and is currently evaluating the effect this guidance may have on its operating results or financial position.

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

Refer to Note 2 to FNCB’s consolidated financial statements included in the 2017 Annual Report on Form 10-K for a discussion of additional accounting guidance applicable to FNCB that will be adopted in future periods.

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

Debt Securities

The following tables present the amortized cost, gross unrealized gains and losses, and the fair value of FNCB’s available-for-sale debt securities at March 31, 2018 and December 31, 2017:

	March 31, 2018
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(in thousands)	Cost	Gains	Losses	Value
Available-for-sale debt securities:
Obligations of state and political subdivisions	$154,598	$67	$3,229	$151,436
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	35,191	-	956	34,235
Collateralized mortgage obligations - commercial	76,308	-	2,650	73,658
Mortgage-backed securities	25,173	49	342	24,880
Corporate debt securities	4,000	7	2	4,005
Asset-backed securities	7,223	-	34	7,189
Negotiable certificates of deposit	2,924	-	13	2,911
Total available-for-sale debt securities	$305,417	$123	$7,226	$298,314

	December 31, 2017
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(in thousands)	Cost	Gains	Losses	Value
Available-for-sale debt securities:
Obligations of state and political subdivisions	$146,812	$567	$1,380	$145,999
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	36,100	73	516	35,657
Collateralized mortgage obligations - commercial	76,396	-	978	75,418
Mortgage-backed securities	22,254	174	117	22,311
Corporate debt securities	4,000	58	-	4,058
Asset-backed securites	3,100	3	17	3,086
Negotiable certificates of deposit	2,924	6	-	2,930
Total available-for-sale debt securities	$291,586	$881	$3,008	$289,459

Except for securities of U.S. government and government-sponsored agencies, there were no securities of any individual issuer that exceeded 10.0% of shareholders’ equity at March 31, 2018.

At March 31, 2018 and December 31, 2017, securities with a carrying amount of $287.2 million and $282.3 million, respectively, were pledged as collateral to secure public deposits and for other purposes.

The following table presents the maturity information of FNCB’s available-for-sale debt securities at March 31, 2018.  Expected maturities will differ from contractual maturity because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Because collateralized mortgage obligations, mortgage-backed securities and asset-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary.

	March 31, 2018
	Amortized	Fair
(in thousands)	Cost	Value
Amounts maturing in:
One year or less	$496	$496
After one year through five years	42,403	41,947
After five years through ten years	114,542	111,970
After ten years	4,081	3,939
Collateralized mortgage obligations	111,499	107,893
Mortgage-backed securities	25,173	24,880
Asset-backed securities	7,223	7,189
Total	$305,417	$298,314

There were no sales of available-for-sale debt securities during the three months ended March 31, 2018. Gross proceeds from the sale of available-for-sale debt securities were $23.2 million for the three months ended March 31, 2017, with gross gains of $278 thousand realized upon the sales. There were no losses realized upon the sales for the three months ended March 31, 2017.

The following tables present the number, fair value and gross unrealized losses of available-for-sale debt securities with unrealized losses at March 31, 2018 and December 31, 2017, aggregated by investment category and length of time the securities have been in an unrealized loss position.

	March 31, 2018
	Less than 12 Months			12 Months or Greater			Total
	Number		Gross	Number		Gross	Number		Gross
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
(dollars in thousands)	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Obligations of state and policitical subdivisions	104	$114,025	$1,957	26	$24,185	$1,272	130	$138,210	$3,229
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	14	34,201	956	1	34	-	15	34,235	956
Collateralized mortgage obligations - commercial	23	63,824	2,114	2	9,834	536	25	73,658	2,650
Mortgage-backed securities	6	13,684	241	2	2,013	101	8	15,697	342
Corporate debt securities	1	1,998	2	-	-	-	1	1,998	2
Asset-backed securities	2	2,666	34	-	-	-	2	2,666	34
Negotiable certificates of deposit	12	2,911	13	-	-	-	12	2,911	13
Total available-for-sale debt securities	162	$233,309	$5,317	31	$36,066	$1,909	193	$269,375	$7,226

	December 31, 2017
	Less than 12 Months			12 Months or Greater			Total
	Number		Gross	Number		Gross	Number		Gross
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
(dollars in thousands)	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Obligations of state and policitical subdivisions	56	$65,056	$497	26	$24,595	$883	82	$89,651	$1,380
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	10	24,686	516	1	53	-	11	24,739	516
Collateralized mortgage obligations - commercial	22	64,344	672	2	10,076	306	24	74,420	978
Mortgage-backed securities	4	8,454	56	2	2,058	61	6	10,512	117
Corporate debt securities	-	-	-	-	-	-	-	-	-
Asset-backed securities	1	2,443	17	-	-	-	1	2,443	17
Negotiable certificates of deposit	1	247	-	-	-	-	1	247	-
Total available-for-sale debt securities	94	$165,230	$1,758	31	$36,782	$1,250	125	$202,012	$3,008

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

There were 193 securities in an unrealized loss position at March 31, 2018, including 130 obligations of state and political subdivisions, 48 securities issued by a U.S. government or government-sponsored agency, 12 negotiable certificates of deposit, one corporate bond and two asset-backed securities. Management performed a review of all securities in an unrealized loss position as of March 31, 2018 and determined that movements in the fair values of the securities were consistent with changes in market interest rates. In addition, as part of its review, management noted that there was no material change in the credit quality of any of the issuers or any other event or circumstance that may cause a significant adverse effect on the fair value of these securities. Moreover, to date, FNCB has received all scheduled principal and interest payments and expects to fully collect all future contractual principal and interest payments on all securities in an unrealized loss position at March 31, 2018. FNCB does not intend to sell the securities, nor is it more likely than not that it will be required to sell the securities, prior to recovery of their amortized cost. Based on the results of its review and considering the attributes of these debt securities, management concluded that the individual unrealized losses were temporary and OTTI did not exist at March 31, 2018.

Equity Securities

FNCB’s investment in equity securities is comprised entirely of a mutual fund investment comprised of one- to four-family residential mortgage-backed securities collateralized by properties within FNCB’s geographical market. At December 31, 2017, this mutual fund had an amortized cost of $1.0 million and an unrealized loss of $82 thousand, resulting in a fair value of $918 thousand. In accordance with ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): “Recognition and Measurement of Financial Assets and Financial Liabilities” which became effective January 1, 2018, FNCB will recognize any changes in the fair value of this equity security in the consolidated statements of income on a prospective basis. As a result of the adoption of this new accounting guidance on January 1, 2018, FNCB recorded a one-time reclassification between retained earnings and accumulated other comprehensive loss for the unrealized loss on this mutual fund, net of taxes, of $65 thousand. During the three months ended March 31, 2018, the fair value of this equity security declined by $19 thousand, which is included in net loss on equity securities in the consolidated statements of income. The following table presents unrealized and realized gains and losses recognized in net income on equity securities for the three months ended March 31, 2018.

March 31,
(in thousands)	2018
Net losses recognized on equity securities	$(19)
Less: net gains (losses) recognized on equity securities sold	-
Unrealized losses on equity securities held	$(19)

Restricted Securities

The following table presents the investment in FNCB’s restricted securities, which have limited marketability and are carried at cost:

	March 31,	December 31,
(in thousands)	2018	2017
Stock in Federal Home Loan Bank of Pittsburgh	$5,693	$2,753
Stock in Atlantic Community Banker's Bank	10	10
Total restricted securities, at cost	$5,703	$2,763

Management noted no indicators of impairment for the Federal Home Loan Bank of Pittsburgh or Atlantic Community Banker’s Bank stock at March 31, 2018 and December 31, 2017.

Equity Securities without Readily Determinable Fair Values

FNCB owns a 4.9% interest, or $1.7 million investment, in the common stock of a privately-held bank holding company. The common stock was purchased during 2017 as part of a private placement pursuant to an exemption from the registration requirements of the Securities Act of 1933 for offerings not involving any public offering. The common stock is not currently traded on any established market, and is not expected to be traded in the near future on any securities exchange or established over-the-counter market. FNCB has elected to account for this transaction as an investment in an equity security without a readily determinable fair value. An equity security without a readily determinable fair value shall be written down to its fair value if a qualitative assessment indicates that the investment is impaired and the fair value of the investment is less than its carrying value. The $1.7 million investment is included in other assets in the consolidated statements of financial condition at  March 31, 2018. Management engaged an independent third party to provide a valuation of this investment as of  March 31, 2018. The valuation indicated that the investment was not impaired and accordingly, no adjustment for impairment was required at  March 31, 2018.

Note 4. Loans

The following table summarizes loans receivable, net, by category at March 31, 2018 and December 31, 2017:

	March 31,	December 31,
(in thousands)	2018	2017
Residential real estate	$164,747	$158,020
Commercial real estate	248,984	261,783
Construction, land acquisition and development	26,260	20,981
Commercial and industrial	162,381	150,103
Consumer	156,684	134,653
State and political subdivisions	45,801	42,529
Total loans, gross	804,857	768,069
Unearned income	(78)	(80)
Net deferred loan costs	3,423	2,654
Allowance for loan and lease losses	(9,562)	(9,034)
Loans, net	$798,640	$761,609

FNCB has granted loans, letters of credit and lines of credit to certain of its executive officers and directors as well as to certain of their related parties. For more information about related party transactions, refer to Note 7, “Related Party Transactions” to these consolidated financial statements.

FNCB originates one- to four-family mortgage loans for sale in the secondary market. During the quarter ended March 31, 2018, one-to four-family mortgages sold on the secondary market were $2.8 million. Net gains on the sale of residential mortgage loans for the three months ended March 31, 2018 and 2017 were $49 thousand and $25 thousand, respectively. FNCB retains servicing rights on these mortgages. At March 31, 2018 and December 31, 2017, there were $366 thousand and $1.1 million in one-to four-family residential mortgage loans held for sale, respectively.

During the three months ended March 31, 2018, FNCB sold the guaranteed principal balance of loans that were guaranteed by the Small Business Administration (“SBA”) totaling $5.0 million. Net gains realized upon the sales for the period ended March 31, 2018 and included in non-interest income totaled $251 thousand. FNCB retained the servicing rights on these loans. There were no sales of guaranteed loans during the three months ended March 31, 2017. The unpaid principal balance of loans serviced for others, including residential mortgages and SBA guaranteed loans were $107.8 million at March 31, 2018 and $103.0 million at December 31, 2017.

FNCB does not have any lending programs commonly referred to as subprime lending. Subprime lending generally targets borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments, and bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burden ratios.

There were no material changes to the risk characteristics of FNCB’s loan segments, loan classification and credit grading systems and methodology for determining the adequacy of the ALLL during the three months ended March 31, 2018. Refer to Note 2, “Summary of Significant Accounting Policies” to FNCB’s consolidated financial statements included in the 2017 Annual Report on Form 10-K for information about the risk characteristics related to FNCB’s loan segments, loan classification and credit grading systems and methodology for determining the adequacy of the ALLL.

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

The following table summarizes activity in the ALLL by loan category for the three months ended March 31, 2018 and 2017.

			Construction,
			Land			State and
	Residential	Commercial	Acquisition and	Commercial		Political
(in thousands)	Real Estate	Real Estate	Development	and Industrial	Consumer	Subdivisions	Total
Three months ended March 31, 2018:
Allowance for loan losses:
Beginning balance, January 1, 2018	$1,236	$3,499	$209	$2,340	$1,395	$355	$9,034
Charge-offs	(63)	-	-	(77)	(260)	-	(400)
Recoveries	6	1	30	72	99	-	208
Provisions (credits)	70	(158)	17	170	588	33	720
Ending balance, March 31, 2018	$1,249	$3,342	$256	$2,505	$1,822	$388	$9,562

Three months ended March 31, 2017:
Allowance for loan losses:
Beginning balance, January 1, 2017	$1,171	$3,297	$268	$1,736	$1,457	$490	$8,419
Charge-offs	(49)	-	-	(30)	(218)	-	(297)
Recoveries	1	4	421	69	167	-	662
Provisions (credits)	21	200	(466)	(96)	4	(141)	(478)
Ending balance, March 31, 2017	$1,144	$3,501	$223	$1,679	$1,410	$349	$8,306

The following table represents the allocation of the ALLL and the related loan balance, by loan category, disaggregated based on the impairment methodology at March 31, 2018 and December 31, 2017:

			Construction,
			Land			State and
	Residential	Commercial	Acquisition and	Commercial		Political
(in thousands)	Real Estate	Real Estate	Development	and Industrial	Consumer	Subdivisions	Total
March 31, 2018
Allowance for loan losses:
Individually evaluated for impairment	$7	$104	$-	$600	$2	$-	$713
Collectively evaluated for impairment	1,242	3,238	256	1,905	1,820	388	8,849
Total	$1,249	$3,342	$256	$2,505	$1,822	$388	$9,562

Loans receivable:
Individually evaluated for impairment	$1,815	$7,674	$84	$795	$392	$-	$10,760
Collectively evaluated for impairment	162,932	241,310	26,176	161,586	156,292	45,801	794,097
Total	$164,747	$248,984	$26,260	$162,381	$156,684	$45,801	$804,857

December 31, 2017
Allowance for loan losses:
Individually evaluated for impairment	$33	$138	$-	$600	$2	$-	$773
Collectively evaluated for impairment	1,203	3,361	209	1,740	1,393	355	8,261
Total	$1,236	$3,499	$209	$2,340	$1,395	$355	$9,034

Loans receivable:
Individually evaluated for impairment	$1,902	$8,164	$85	$795	$395	$-	$11,341
Collectively evaluated for impairment	156,118	253,619	20,896	149,308	134,258	42,529	756,728
Total	$158,020	$261,783	$20,981	$150,103	$134,653	$42,529	$768,069

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

The following tables present the recorded investment in loans receivable by loan category and credit quality indicator at March 31, 2018 and December 31, 2017:

	Credit Quality Indicators
	March 31, 2018
	Commercial Loans						Other Loans
		Special				Subtotal	Accruing	Non-accrual	Subtotal	Total
(in thousands)	Pass	Mention	Substandard	Doubtful	Loss	Commercial	Loans	Loans	Other	Loans
Residential real estate	$32,910	$416	$64	$-	$-	$33,390	$131,012	$345	$131,357	$164,747
Commercial real estate	234,138	1,990	12,856	-	-	248,984	-	-	-	248,984
Construction, land acquisition and development	22,914	327	393	-	-	23,634	2,626	-	2,626	26,260
Commercial and industrial	153,124	699	2,314	-	-	156,137	6,244	-	6,244	162,381
Consumer	1,710	35	-	-	-	1,745	154,677	262	154,939	156,684
State and political subdivisions	44,868	711	140	-	-	45,719	82	-	82	45,801
Total	$489,664	$4,178	$15,767	$-	$-	$509,609	$294,641	$607	$295,248	$804,857

	Credit Quality Indicators
	December 31, 2017
	Commercial Loans						Other Loans
		Special				Subtotal	Accruing	Non-accrual	Subtotal	Total
(in thousands)	Pass	Mention	Substandard	Doubtful	Loss	Commercial	Loans	Loans	Other	Loans
Residential real estate	$27,186	$421	$62	$-	$-	$27,669	$129,887	$464	$130,351	$158,020
Commercial real estate	245,779	2,461	13,543	-	-	261,783	-	-	-	261,783
Construction, land acquisition and development	18,280	330	6	-	-	18,616	2,365	-	2,365	20,981
Commercial and industrial	142,019	479	1,597	-	-	144,095	6,008	-	6,008	150,103
Consumer	1,731	-	34	-	-	1,765	132,584	304	132,888	134,653
State and political subdivisions	42,040	-	396	-	-	42,436	93	-	93	42,529
Total	$477,035	$3,691	$15,638	$-	$-	$496,364	$270,937	$768	$271,705	$768,069

Included in loans receivable are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The recorded investment in these non-accrual loans was $2.4 million and $2.6 million at March 31, 2018 and December 31, 2017, respectively. Generally, loans are placed on non-accrual status when they become 90 days or more delinquent, and remain on non-accrual status until they are brought current, have six months of performance under the loan terms, and factors indicating reasonable doubt about the timely collection of payments no longer exist. Therefore, loans may be current in accordance with their loan terms, or may be less than 90 days delinquent and still be on a non-accrual status. There were no loans past due 90 days or more and still accruing at March 31, 2018 and December 31, 2017.

The following tables present the delinquency status of past due and non-accrual loans at March 31, 2018 and December 31, 2017:

	March 31, 2018
	Delinquency Status
	0-29 Days	30-59 Days	60-89 Days	>/= 90 Days
(in thousands)	Past Due	Past Due	Past Due	Past Due	Total
Performing (accruing) loans:
Residential real estate	$163,909	$306	$136	$-	$164,351
Commercial real estate	247,116	464	452	-	248,032
Construction, land acquisition and development	26,257	-	3	-	26,260
Commercial and industrial	160,681	908	-	-	161,589
Consumer	155,249	1,070	102	-	156,421
State and political subdivisions	45,801	-	-	-	45,801
Total performing (accruing) loans	799,013	2,748	693	-	802,454

Non-accrual loans:
Residential real estate	329	-	-	67	396
Commercial real estate	-	-	-	952	952
Construction, land aquisition and development	-	-	-	-	-
Commercial and industrial	750	-	-	42	792
Consumer	94	44	48	77	263
State and political subdivisions	-	-	-	-	-
Total non-accrual loans	1,173	44	48	1,138	2,403

Total loans receivable	$800,186	$2,792	$741	$1,138	$804,857

	December 31, 2017
	Delinquency Status
	0-29 Days	30-59 Days	60-89 Days	>/= 90 Days
(in thousands)	Past Due	Past Due	Past Due	Past Due	Total
Performing (accruing) loans:
Residential real estate	$156,701	$793	$-	$-	$157,494
Commercial real estate	260,276	70	473	-	260,819
Construction, land acquisition and development	20,954	27	-	-	20,981
Commercial and industrial	149,046	185	88	-	149,319
Consumer	133,034	1,028	287	-	134,349
State and political subdivisions	42,529	-	-	-	42,529
Total performing (accruing) loans	762,540	2,103	848	-	765,491

Non-accrual loans:
Residential real estate	342	63	-	120	525
Commercial real estate	-	-	-	964	964
Construction, land aquisition and development	-	-	-	-	-
Commercial and industrial	750	-	-	35	785
Consumer	25	92	53	134	304
State and political subdivisions	-	-	-	-	-
Total non-accrual loans	1,117	155	53	1,253	2,578

Total loans receivable	$763,657	$2,258	$901	$1,253	$768,069

The following tables present a distribution of the recorded investment, unpaid principal balance and the related allowance for FNCB’s impaired loans, which have been analyzed for impairment under ASC 310, at March 31, 2018 and December 31, 2017. Non-accrual loans, other than TDRs, with balances less than the $100 thousand loan relationship threshold are not evaluated individually for impairment and accordingly, are not included in the following tables. However, these loans are evaluated collectively for impairment as homogenous pools in the general allowance under ASC Topic 450. Total non-accrual loans, other than TDRs, with balances less than the $100 thousand loan relationship threshold that were evaluated under ASC Topic 450 amounted to $0.4 million at March 31, 2018 and $0.5 million at December 31, 2017.

	March 31, 2018
		Unpaid
	Recorded	Principal	Related
(in thousands)	Investment	Balance	Allowance
With no allowance recorded:
Residential real estate	$210	$278	$-
Commercial real estate	5,345	5,474	-
Construction, land acquisition and development	84	84	-
Commercial and industrial	21	53	-
Consumer	29	29	-
State and political subdivisions	-	-	-
Total impaired loans with no related allowance recorded	5,689	5,918	-

With a related allowance recorded:
Residential real estate	1,605	1,605	7
Commercial real estate	2,329	2,329	104
Construction, land acquisition and development	-	-	-
Commercial and industrial	774	774	600
Consumer	363	363	2
State and political subdivisions	-	-	-
Total impaired loans with a related allowance recorded	5,071	5,071	713

Total impaired loans:
Residential real estate	1,815	1,883	7
Commercial real estate	7,674	7,803	104
Construction, land acquisition and development	84	84	-
Commercial and industrial	795	827	600
Consumer	392	392	2
State and political subdivisions	-	-	-
Total impaired loans	$10,760	$10,989	$713

	December 31, 2017
		Unpaid
	Recorded	Principal	Related
(in thousands)	Investment	Balance	Allowance
With no allowance recorded:
Residential real estate	$190	$216	$-
Commercial real estate	5,174	5,295	-
Construction, land acquisition and development	85	85	-
Commercial and industrial	21	53	-
Consumer	30	30	-
State and political subdivisions	-	-	-
Total impaired loans with no related allowance recorded	5,500	5,679	-

With a related allowance recorded:
Residential real estate	1,712	1,751	33
Commercial real estate	2,990	2,990	138
Construction, land acquisition and development	-	-	-
Commercial and industrial	774	774	600
Consumer	365	365	2
State and political subdivisions	-	-	-
Total impaired loans with a related allowance recorded	5,841	5,880	773

Total impaired loans:
Residential real estate	1,902	1,967	33
Commercial real estate	8,164	8,285	138
Construction, land acquisition and development	85	85	-
Commercial and industrial	795	827	600
Consumer	395	395	2
State and political subdivisions	-	-	-
Total impaired loans	$11,341	$11,559	$773

The following table presents the average balance and interest income by loan category recognized on impaired loans for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018		2017
(in thousands)	Average Balance	Interest Income (1)	Average Balance	Interest Income (1)
Residential real estate	$1,868	$21	$1,906	$21
Commercial real estate	7,839	77	4,241	40
Construction, land acquisition and development	84	1	159	1
Commercial and industrial	795	-	315	5
Consumer	393	4	296	3
State and political subdivisions	-	-	-	-
Total impaired loans	$10,979	$103	$6,917	$70

(1) Interest income represents income recognized on performing TDRs.

The additional interest income that would have been earned on non-accrual and restructured loans had these loans performed in accordance with their original terms approximated $40 thousand and $27 thousand for the three months ended March 31, 2018 and 2017, respectively.

Troubled Debt Restructured Loans

TDRs at March 31, 2018 and December 31, 2017 were $9.7 million and $10.2 million, respectively. Accruing and non-accruing TDRs were $8.8 million and $0.9 million, respectively, at March 31, 2018, and $9.3 million and $0.9 million, respectively, at December 31, 2017. Approximately $713 thousand and $750 thousand in specific reserves have been established for TDRs as of March 31, 2018 and December 31, 2017, respectively. FNCB was not committed to lend additional funds to any loan classified as a TDR at March 31, 2018.

The modification of the terms of such loans may include one or a combination of the following, among others: a reduction of the stated interest rate of the loan, an extension of the maturity date, capitalization of real estate taxes, a payment modification under a forbearance agreement, or a permanent reduction of the recorded investment in the loan.

There were no loans modified as TDRs during the three months ended March 31, 2018. The following table presents the pre- and post-modification recorded investment in loans modified as TDRs and type of modifications made during the three months ended March 31, 2017:

	Three months ended March 31, 2017
		Pre-Modification Outstanding Recorded Investment by Type of Modification
(in thousands)	Number of Contracts	Forbearance	Total	Post-Modification Outstanding Recorded Investment
Types of modification:
Residential real estate	-	$-	$-	$-
Commercial real estate	1	4,022	4,022	4,022
Construction, land acquisition and development	-	-	-	-
Commercial and industrial	1	695	695	695
Consumer	-	-	-	-
State and political subdivisions	-	-	-	-
Total modifications	2	$4,717	$4,717	$4,717

The two loans modified as TDRs during the three months ended March 31, 2017 resulted in an increase to the ALLL of $337 thousand through allocation of a specific reserve.

There were no TDRs modified within the previous 12 months that defaulted (defined as past due 90 days or more) during the three months ended March 31, 2018. There was one construction, land acquisition and development loan in the amount of $10 thousand that was modified during the previous 12 months that defaulted during the three months ended March 31, 2017.

Residential Real Estate Loan Foreclosures

There were four consumer mortgage loans secured by residential real estate properties with no aggregate recorded investment in the process of foreclosure at March 31, 2018. For the three months ended March 31, 2018, there were no residential real estate properties foreclosed upon, and there were two residential real estate properties with an aggregate carrying value of $75 thousand included in OREO at March 31, 2018.

There were four consumer mortgage loans secured by residential real estate properties with an aggregate recorded investment of $91 thousand in the process of foreclosure at March 31, 2017. There was one investor-owned residential real estate property with a carrying value of $45 thousand that was foreclosed upon during the three months ended March 31, 2017. There were three residential real estate properties with an aggregate carrying value of $86 thousand included in OREO at March 31, 2017.

Note 5. Borrowed Funds

Short-term borrowings available to FNCB include overnight FHLB of Pittsburgh advances, federal funds purchased and the Federal Reserve Discount Window, which generally represent overnight or less than 30-day borrowings.

FNCB has an agreement with the FHLB of Pittsburgh which allows for borrowings, either overnight or term, up to its maximum borrowing capacity, which is based on a percentage of qualifying loans pledged under a blanket pledge agreement. Loans of $478.7 million and $448.2 million at March 31, 2018 and December 31, 2017, respectively, were pledged to collateralize borrowings under this agreement. FNCB’s maximum borrowing capacity was $335.5 million at March 31, 2018, of which $62.2 million in fixed-rate advances having original maturities between six months and five years, as well as $59.3 million in overnight advances, were outstanding. In addition to pledging loans, FNCB is required to purchase FHLB of Pittsburgh stock based upon the amount of advances and letters of credit outstanding.

The following table presents the composition of borrowed funds at March 31, 2018 and December 31, 2017:

	March 31,	December 31,
(in thousands)	2018	2017
FHLB of Pittsburgh advances - overnight	$59,325	$-
FHLB of Pittsburgh advances - term	62,160	44,968
Subtotal FHLB of Pittsburgh advances	121,485	44,968
Subordinated debentures	5,000	5,000
Junior subordinated debentures	10,310	10,310
Total borrowed funds	$136,795	$60,278

Advances from the Federal Home Loan Bank of Pittsburgh were $121.5 million as of March 31, 2018, an increase of $76.5 million, or 170.0%, from $45.0 million at December 31, 2017. The increase in FHLB borrowings during the first quarter of 2018 was concentrated in overnight advances, which were $59.3 million as of March 31, 2018, and used to fund growth in interest-earning assets during the first quarter of 2018.

There have been no other material changes in the status of FNCB’s borrowed funds during the three months ended March 31, 2018. For additional information related to FNCB’s borrowings, refer to Note 8 “Borrowed Funds”, to the consolidated financial statements included in FNCB’s Annual Report on Form 10-K for the year ended December 31, 2017.

Note 6. Income Taxes

On December 22, 2017, President Trump signed into law H.R.1., formally known as the “Tax Cuts and Jobs Act,” which among other things, reduced the maximum federal corporate income tax rate from 35.0% to 21.0% effective January 1, 2018. The following table presents a reconciliation between the effective income tax expense and the income tax expense that would have been provided at the federal statutory tax rate of 21.0% and 34.0% for the three months ended March 31, 2018 and 2017, respectively.

	For the Three Months Ended March 31,
	2018		2017
(dollars in thousands)	Amount	%	Amount	%
Provision at statutory tax rates	$513	21.00%	$1,021	34.00%
Add (deduct):
Tax effects of tax free interest income	(78)	(3.18%)	(122)	(4.06%)
Non-deductible interest expense	2	0.10%	3	0.07%
Bank-owned life insurance	(28)	(1.15%)	(46)	(1.53%)
Other items, net	17	0.65%	(50)	(1.64%)
Income tax provision	$426	17.42%	$806	26.84%

FNCB had net deferred tax assets of $16.4 million at March 31, 2018, of which $8.5 million was related to $40.5 million in net operating loss carryovers. At December 31, 2017, FNCB’s net deferred tax assets were $15.8 million.

Management evaluates the carrying amount of its deferred tax assets on a quarterly basis, or more frequently if necessary, in accordance with guidance set forth in ASC Topic 740 “Income Taxes,” and applies the criteria in the guidance to determine whether it is more likely than not that some portion, or all, of the deferred tax asset will not be realized within its life cycle, based on the weight of available evidence. In evaluating available evidence, management considers, among other factors, historical financial performance, expectation of future earnings, the ability to carry back losses to recoup taxes previously paid, length of statutory carry forward periods, experience with operating loss and tax credit carry forwards not expiring unused, tax planning strategies and timing of reversals of temporary differences. In assessing the need for a valuation allowance, management carefully weighs both positive and negative evidence currently available. The weight given to the potential effect of positive and negative evidence must be commensurate with the extent to which it can be objectively verified. If management determines, based on available evidence, both positive and negative, that it is more likely than not that some portion or all of the deferred tax asset will not be realized in future periods, a valuation allowance is calculated and recorded. These determinations are inherently subjective and depend upon management’s estimates and judgments used in their evaluation of both positive and negative evidence.

Management performed an evaluation of FNCB’s deferred tax assets at March 31, 2018 taking into consideration all available positive and negative evidence at that time. Based on this evaluation, management believes that FNCB’s future taxable income will be sufficient to utilize deferred tax assets. Accordingly, a valuation allowance for deferred tax assets was not required at March 31, 2018 and December 31, 2017.

Note 7.  Related Party Transactions

In conducting its business, FNCB has engaged in, and intends to continue to engage in, banking and financial transactions with directors, executive officers and their related parties.

FNCB has granted loans, letters of credit and lines of credit to directors, executive officers and their related parties. The following table summarizes the changes in the total amounts of such outstanding loans, advances under lines of credit, net of any participations sold, as well as repayments during the three months ended March 31, 2018 and 2017.

	For the Three Months Ended
	March 31,
(in thousands)	2018	2017
Balance January 1,	$55,576	$42,007
Additions, new loans and advances	31,169	26,210
Repayments	(20,861)	(24,028)
Balance March 31,	$65,884	$44,189

At March 31, 2018, there were no loans made to directors, executive officers and their related parties that were not performing in accordance with the terms of the loan agreements.

Deposits from directors, executive officers and their related parties held by the Bank at March 31, 2018 and December 31, 2017 amounted to $92.0 million and $139.2 million, respectively, a decrease of $47.2 million. The decrease was due to cyclical outflows from several large commercial deposit relationships that are owned by, or a related party to, certain directors. Interest paid on the deposits amounted to $84 thousand and $64 thousand for the three months ended on March 31, 2018 and 2017, respectively.

In the course of its operations, FNCB acquires goods and services from, and transacts business with, various companies of related parties, which include, but are not limited to, employee health insurance, fidelity bond and errors and omissions insurance, legal services, and repair of repossessed automobiles for resale. FNCB recorded payments to related parties for goods and services of $553 thousand and $542 thousand for the three months ended March 31, 2018 and 2017, respectively.

Subordinated notes (the “Notes”) held by directors and/or their related parties totaled $3.1 million at both March 31, 2018 and December 31, 2017. Regular quarterly interest payments on the Notes paid by FNCB to its directors and/or their related parties totaled $35 thousand and $69 thousand for the three months ended March 31, 2018 and 2017, respectively.

Note 8. Contingencies/Subsequent Event

On  May 24, 2012, a putative shareholder filed a complaint in the Court of Common Pleas for Lackawanna County (“Shareholder Derivative Suit”) against certain present and former directors and officers of FNCB (the “Individual Defendants”) alleging, inter alia, breach of fiduciary duty, abuse of control, corporate waste, and unjust enrichment. FNCB was named as a nominal defendant. On  February 4, 2014, the Court issued a Final Order and Judgment for the matter granting approval of a Stipulation of Settlement (the “Settlement”) and dismissing all claims against FNCB and the Individual Defendants. As part of the Settlement, without admitting any fault, wrongdoing or liability, the Individual Defendants agreed to settle the derivative litigation for $5.0 million. The $5.0 million Settlement payment was made to FNCB on March 28, 2014. The Individual Defendants reserved their rights to indemnification under FNCB’s Articles of Incorporation and Bylaws, resolutions adopted by the Board, the Pennsylvania Business Corporation Law and any and all rights they have against FNCB’s and the Bank’s insurance carriers. In addition, in conjunction with the Settlement, FNCB accrued $2.5 million related to fees and costs of the plaintiff’s attorneys, which was included in non-interest expense in the consolidated statements of income for the year ended  December 31, 2013. On  April 1, 2014, FNCB paid the $2.5 million related to fees and costs of the plaintiff’s attorneys and partial indemnification of the Individual Defendants in the amount of $2.5 million. Commencing on  July 1, 2017, FNCB made partial indemnifications to the Individual Defendants through monthly principal payments, made on behalf of the Individual Defendants, of $25,000 plus accrued interest to First Northern Bank and Trust Co. As of  March 31, 2018, $2.5 million plus accrued interest was accrued in other liabilities related to the potential indemnification of the Individual Defendants. On April 11, 2018, FNCB indemnified the Individual Defendants by paying in full the $2.5 million, plus accrued interest to First Northern Bank & Trust Co, which satisfied that liability outstanding at March 31, 2018.

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

There have been no changes in the status of the other litigation disclosed in FNCB’s Annual Report on Form 10-K for the year ended December 31, 2017.

Note 9. Stock Compensation Plans

FNCB has a Long-Term Incentive Compensation Plan (“LTIP”) for executives and key employees. The LTIP authorizes up to 1,200,000 shares of common stock for issuance and provides the Board of Directors with the authority to offer several different types of long-term incentives, including stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares. During the three months ended March 31, 2018 and 2017, the Board of Directors granted 57,829 and 54,549 shares of restricted stock, respectively, under the LTIP. At March 31, 2018, there were 921,069 shares of common stock available for award under the LTIP. For the three months ended March 31, 2018 and 2017, stock-based compensation expense, which is included in salaries and benefits expense in the consolidated statements of income, totaled $72 thousand and $74 thousand, respectively. Total unrecognized compensation expense related to unvested restricted stock awards was $883 thousand and $668 thousand at March 31, 2018 and 2017, respectively. Unrecognized compensation expense related to unvested shares of restricted stock is expected to be recognized over a weighted-average period of 4.4 years.

The following table summarizes the activity related to FNCB’s unvested restricted stock awards during the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018		2017
		Weighted-		Weighted-
		Average		Average
	Restricted	Grant Date	Restricted	Grant Date
(dollars in thousands)	Shares	Fair Value	Shares	Fair Value
Unvested restricted stock awards at January 1,	106,129	$6.23	103,874	$5.74
Awards granted	57,829	8.54	54,549	6.83
Forfeitures	(1,279)	6.88	(5,050)	5.65
Vestings	-	-	(11,090)	6.70
Unvested restricted stock awards at March 31,	162,679	$7.05	142,283	$6.09

FNCB had an Employee Stock Incentive Plan (the “Stock Incentive Plan”), where options were granted to key officers and other employees of FNCB. The aggregate number of shares authorized to be issued upon exercise of the options under the Stock Incentive Plan could not exceed 1,100,000 shares. Options and rights granted under the Stock Incentive Plan became exercisable six months after the date the options were awarded and expire ten years after the award date. Upon exercise, the shares are issued from FNCB’s authorized but unissued stock. The Stock Incentive Plan expired on August 30, 2010. Accordingly, no further grants have been, or will be, made under the Stock Incentive Plan. No compensation expense related to options under the Stock Incentive Plan was required to be recorded in the three months ended March 31, 2018 and 2017.

There have been no changes to the status of FNCB’s Stock Incentive Plan as of or for the three months ended March 31, 2018. For additional information related to the Stock Incentive Plan, refer to Note 13 to the consolidated financial statements included in FNCB’s Annual Report on Form 10-K for the year ended December 31, 2017.

Note 10. Regulatory Matters/Subsequent Event

FNCB’s ability to pay dividends to its shareholders is largely dependent on the Bank’s ability to pay dividends to FNCB. Bank regulations limit the amount of dividends that may be paid without prior approval of the Bank’s regulatory agency. For the three months ended March 31, 2018 and 2017, cash dividends declared and paid by FNCB were $0.04 per share and $0.03 per share, respectively. FNCB offers a Dividend Reinvestment and Stock Purchase Plan (“DRP”) to its shareholders. Effective July 1, 2017, shares acquired under the DRP were purchased in open market transactions. Previously, FNCB issued shares under the DRP from authorized but unissued common shares. In January 2018, FNCB elected to continue purchasing dividend reinvestment shares in open market transactions, but decided to issue shares from authorized but unissued common shares for optional cash purchases. Common shares issued under the DRP for the three months ended March 31, 2018 and 2017 totaled 8,637 and 35,379, respectively. Additionally, on April 25, 2018, FNCB declared a cash dividend for the second quarter of 2018 of $0.04 per share, which is payable on June 15, 2018 to shareholders of record as of June 1, 2018.

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

The following tables present summary information regarding FNCB’s and the Bank’s risk-based capital and related ratios at March 31, 2018 and December 31, 2017:

					Minimum Required For Capital Adequacy	Minimum Required For Capital Adequacy Purposes with Conservation	Minimum Required To Be Well Capitalized Under Prompt Corrective Action
	Consolidated		Bank Only		Purposes	Buffer	Regulations*
(in thousands)	Amount	Ratio	Amount	Ratio	Ratio	Ratio	Ratio
March 31, 2018

Total capital (to risk-weighted assets)	$103,285	11.70%	$106,737	12.12%	8.00%	9.875%	10.00%

Tier I capital (to risk-weighted assets)	91,351	10.35%	96,804	10.99%	6.00%	7.875%	8.00%

Tier I common equity (to risk-weighted assets)	83,539	9.46%	96,804	10.99%	4.50%	6.375%	6.50%

Tier I capital (to average assets)	91,351	7.80%	96,804	8.28%	4.00%	4.000%	5.00%

Total risk-weighted assets	882,908		880,839

Total average assets	1,170,668		1,169,175

					Minimum Required For Capital Adequacy	Minimum Required For Capital Adequacy Purposes with Conservation	Minimum Required To Be Well Capitalized Under Prompt Corrective Action
	Consolidated		Bank Only		Purposes	Buffer	Regulations*
(in thousands)	Amount	Ratio	Amount	Ratio	Ratio	Ratio	Ratio
December 31, 2017

Total capital (to risk-weighted assets)	$101,135	12.08%	$104,272	12.49%	8.00%	9.25%	10.00%

Tier I capital (to risk-weighted assets)	89,220	10.66%	94,856	11.36%	6.00%	7.25%	8.00%

Tier I common equity (to risk-weighted assets)	81,493	9.74%	94,856	11.36%	4.50%	5.75%	6.50%

Tier I capital (to average assets)	89,220	7.74%	94,856	8.24%	4.00%	4.00%	5.00%

Total risk-weighted assets	837,032		834,959

Total average assets	1,152,776		1,151,539

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

A description of the valuation methodologies used for assets recorded at fair value is set forth below.

Available-for-Sale Debt Securities

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

At March 31, 2018, FNCB owned three corporate debt securities with an aggregate amortized cost and fair value of $4.0 million. The market for these securities at March 31, 2018 was not active and markets for similar securities are also not active.  FNCB obtained valuations for these securities from a third-party service provider that prepared the valuations using a discounted cash flow approach.  Management takes measures to validate the service provider’s analysis and is actively involved in the valuation process, including reviewing and verifying the assumptions used in the valuation calculations. Results of a discounted cash flow test are significantly affected by variables such as the estimate of the probability of default, estimates of future cash flows, discount rates, prepayment rates and the creditworthiness of the underlying issuers.  FNCB considers these inputs to be unobservable Level 3 inputs because they are based on estimates about the assumptions market participants would use in pricing this type of asset and developed based on the best information available in the circumstances rather than on observable inputs. As it relates to fair value measurements, once each issuer is categorized and the forecasted default rates have been applied, the expected cash flows are modeled using the variables described above. Discount rates ranging from 6.25% to 7.00% were applied to the expected cash flows to estimate fair value. Management will continue to monitor the market for these securities to assess the market activity and the availability of observable inputs and will continue to apply these controls and procedures to the valuations received from its third-party service provider for the period it continues to use an outside valuation service.

Equity Securities

The estimated fair values of equity securities are determined by obtaining quoted prices on nationally recognized exchanges (Level 1 inputs).

Assets Measured at Fair Value on a Recurring Basis

The following tables present the financial assets that are measured at fair value on a recurring basis at March 31, 2018 and December 31, 2017, and the fair value hierarchy of the respective valuation techniques utilized by FNCB to determine the fair value:

	Fair Value Measurements at March 31, 2018
			Significant	Significant
		Quoted Prices	Other	Other
		in Active Markets	Observable	Unobservable
		for Identical Assets	Inputs	Inputs
(in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Available-for-sale debt securities:
Obligations of state and political subdivisions	$151,436	$-	$151,436	$-
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	34,235	-	34,235	-
Collateralized mortgage obligations - commercial	73,658	-	73,658	-
Mortgage-backed securities	24,880	-	24,880	-
Corporate debt securities	4,005	-	-	4,005
Asset-backed securities	7,189		7,189
Negotiable certificates of deposit	2,911	-	2,911	-
Total available-for-sale debt securities	$298,314	$-	$294,309	$4,005

Equity securities:
Mutual fund	$899	$899	$-	$-

	Fair Value Measurements at December 31, 2017
			Significant	Significant
		Quoted Prices	Other	Other
		in Active Markets	Observable	Unobservable
		for Identical Assets	Inputs	Inputs
(in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Available-for-sale debt securities:
Obligations of state and political subdivisions	$145,999	$-	$145,999	$-
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	35,657	-	35,657	-
Collateralized mortgage obligations - commercial	75,418	-	75,418	-
Mortgage-backed securities	22,311	-	22,311	-
Corporate debt securities	4,058	-	-	4,058
Asset-backed securities	3,086	-	3,086
Negotiable certificates of deposit	2,930	-	2,930	-
Total available-for-sale debt securities	$289,459	$-	$285,401	$4,058

Equity securities
Mutual fund	$918	$918	$-	$-

There were no transfers between levels within the fair value hierarchy during the three months ended March 31, 2018 and 2017.

The following table presents a reconciliation and statement of operations classifications of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3), which consisted entirely of corporate debt securities, for the three months ended March 31, 2018 and 2017.

Fair Value Measurements
Using Significant Unobservable Inputs (Level 3)
	Corporate Debt Securities For the Three Months Ended March 31,
(in thousands)	2018	2017
Balance at January 1,	$4,058	$3,339
Additions	-	-
Payments Received	-	-
Sales	-	-
Total gains or losses (realized/unrealized):
Included in earnings	-	-
Included in other comprehensive (loss) income	(53)	(9)
Balance at March 31,	$4,005	$3,330

Assets Measured at Fair Value on a Non-Recurring Basis

The following tables present assets and liabilities measured at fair value on a non-recurring basis at March 31, 2018 and December 31, 2017, and additional quantitative information about the valuation techniques and inputs utilized by FNCB to determine fair value. All assets were measured using Level 3 inputs.

	March 31, 2018
	Fair Value Measurement			Quantitative Information
	Recorded	Valuation	Fair	Valuation	Unobservable	Value/
(in thousands)	Investment	Allowance	Value	Technique	Inputs	Range
Impaired loans - collateral dependent	$750	$600	$150	Appraisal of collateral	Selling cost		10.0%
Impaired loans - other	4,319	113	4,206	Discounted cash flows	Discount rate	3.7%	-	7.5%
Other real estate owned	63	-	63	Appraisal of collateral	Selling cost		10.0%

	December 31, 2017
	Fair Value Measurement			Quantitative Information
	Recorded	Valuation	Fair	Valuation	Unobservable	Value/
(in thousands)	Investment	Allowance	Value	Technique	Inputs	Range
Impaired loans - collateral dependent	$1,262	$636	$626	Appraisal of collateral	Selling cost		10.0%
Impaired loans - other	4,578	137	4,441	Discounted cash flows	Discount rate	3.7%	-	7.5%
Other real estate owned	1,023	-	1,023	Appraisal of collateral	Selling cost		10.0%

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

The following table summarizes the estimated fair values of FNCB’s financial instruments at March 31, 2018 and at December 31, 2017. FNCB discloses fair value information about financial instruments, whether or not recognized in the statements of financial condition, for which it is practicable to estimate that value. The following estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, management judgment is required to interpret data and develop fair value estimates. Accordingly, the estimates below are not necessarily indicative of the amounts FNCB could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

During the period ended March 31, 2018, FNCB adopted ASU 2016-01 Financial Instruments – Overall (Subtopic 825-10): “Recognition and Measurement of Financial Assets and Financial Liabilities”, which among other things, requires a public business entity to base their fair value disclosures for financial instruments that are not measured at fair value in the financial statements on the exit price notion. In accordance with this guidance, FNCB has adopted the exit price disclosure requirements for the below table on a prospective basis for the period ended March 31, 2018. The disclosure included for the period ended December 31, 2017 continues to be presented utilizing the entry price assumption previously utilized.

	Fair Value	March 31, 2018		December 31, 2017
(in thousands)	Measurement	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Cash and short term investments	Level 1	$14,196	$14,196	$37,746	$37,746
Securities available for sale	See previous table	298,314	298,314	289,459	289,459
Equity Securities	Level 1	899	899	918	918
Restricted stock	Level 2	5,703	5,703	2,763	2,763
Loans held for sale	Level 2	366	366	1,095	1,095
Loans, net	Level 3	798,640	781,524	761,609	752,222
Accrued interest receivable	Level 2	3,430	3,430	3,234	3,234
Equity securities without readily determinable fair values	Level 3	1,658	1,658	1,658	1,658
Servicing rights	Level 3	266	802	265	774

Financial liabilities
Deposits	Level 2	955,253	953,225	1,002,448	962,586
Borrowed funds	Level 2	136,795	136,631	60,278	60,214
Accrued interest payable	Level 2	284	284	241	241

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

The following table presents the calculation of both basic and diluted earnings per share of common stock for the three months ended March 31, 2018 and 2017:

	Three Months Ended
	March 31,
(in thousands, except share data)	2018	2017
Net income	$2,019	$2,197

Basic weighted-average number of common shares outstanding	16,763,401	16,657,551
Plus: Common share equivalents	25,935	13,237
Diluted weighted-average number of common shares outstanding	16,789,336	16,670,788

Income per common share:
Basic	$0.12	$0.13
Diluted	$0.12	$0.13

For the three months ended March 31, 2018 and 2017, common stock equivalents reflected in the table above were related entirely to the incremental shares of unvested restricted stock. Stock options of 19,200 and 37,700 for the three months ended March 31, 2018 and 2017, respectively, were excluded from common stock equivalents. The exercise prices of stock options exceeded the average market price of FNCB’s common shares during the periods presented; therefore, inclusion of these common stock equivalents would be anti-dilutive to the diluted earnings per common share calculation.

Note 13. Other Comprehensive Income

There were no reclassifications out of accumulated other comprehensive income (loss) for the three months ended March 31, 2018. The following table summarizes the reclassifications out of accumulated other comprehensive income (loss) for the three months ended March 31, 2017, comprised entirely of unrealized gains and losses on available-for-sale debt securities:

	Three Months Ended March 31, 2017
	Amount Reclassifed
	from Accumulated
	Other Comprehensive	Affected Line Item in the
(in thousands)	Income (Loss)	Consolidated Statements of Income
Available-for-sale securities:
Reclassification adjustment for net gains reclassified into net income	$(278)	Net gain on sale of securities
Taxes	95	Income taxes
Net of tax amount	$(183)

The following table summarizes the changes in accumulated other comprehensive (loss) income, net of tax for the three months ended March 31, 2018 and 2017:

	Three Months Ended
	March 31,
(in thousands)	2018	2017
Balance, beginning of period	$(1,745)	$(1,560)
Other comprehensive (loss) income before reclassifications	(3,932)	1,211
Amounts reclassified from accumulated other comprehensive (loss) income	-	(183)
Net other comprehensive (loss) income during the period	(3,932)	1,028
Reclassification of net loss on equity securities upon adoption of ASU 2016-1	65	-
Balance, end of period	$(5,612)	$(532)

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

This Quarterly Report should be read in conjunction with the more detailed and comprehensive disclosures included in the Annual Report on Form 10-K for the year ended December 31, 2017 for FNCB Bancorp, Inc. and subsidiaries (“FNCB”). In addition, please read this section in conjunction with the consolidated financial statements and notes to consolidated financial statements contained elsewhere herein.

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

Readers should carefully review the risk factors described in the Annual Report and other documents that FNCB periodically files with the SEC, including its Form 10-K for the year ended December 31, 2017.

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

On a quarterly basis, management evaluates individual investment securities in an unrealized loss position for other than temporary impairment (“OTTI”). The analysis of OTTI requires the use of various assumptions, including but not limited to, the length of time an investment’s fair value is less than book value, the severity of the investment’s decline, any credit deterioration of the issuer, whether management intends to sell the security, and whether it is more-likely-than-not that FNCB will be required to sell the security prior to recovery of its amortized cost basis. Debt investment securities deemed to have OTTI are written down by the impairment related to the estimated credit loss, and the non-credit related impairment loss is recognized in other comprehensive income. FNCB did not recognize any OTTI charges on investment securities for the three months ended March 31, 2018 and 2017 within the consolidated statements of income.

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

In connection with determining the income tax provision or benefit, management considers maintaining liabilities for uncertain tax positions and tax strategies that it believes contain an element of uncertainty. Periodically, management evaluates each of FNCB’s tax positions and strategies to determine whether a liability for uncertain tax benefits is required. As of March 31, 2018 and December 31, 2017, management determined that FNCB did not have any uncertain tax positions or tax strategies and that no liability was required to be recorded.

Refer to Note 6, “Income Taxes,” of the notes to consolidated financial statements included in Item 1 hereof for additional information about income taxes.

New Authoritative Accounting Guidance and Accounting Guidance to be Adopted in Future Periods

Refer to Note 2, “New Authoritative Accounting Guidance,” of the notes to consolidated financial statements included in Item 1 hereof for information about new authoritative accounting guidance adopted by FNCB during the three months ended March 31, 2018, as well as new accounting guidance issued, but not previously reported, that will be adopted by FNCB in future periods.

Executive Summary

The following overview should be read in conjunction with this MD&A in its entirety.

FNCB recorded consolidated net income of $2.0 million, or $0.12 per diluted common share, for the three months ended March 31, 2018, a decrease of $0.2 million, or 8.1%, compared to $2.2 million, or $0.13 per diluted common share, for the three months ended March 31, 2017. Annualized return on average assets and return on average equity were 0.70% and 9.44%, respectively, for the three months ended March 31, 2018, compared to 0.78% and 9.77%, respectively, for three months ended March 31, 2017. FNCB paid a dividend of $0.04 per share to holders of our common stock in the first quarter of 2018, an increase of $0.01 per share, or 33.3%, compared to a dividend of $0.03 per share paid to holders of common stock in the first quarter of 2017.

The decline in first quarter earnings primarily reflected a provision for loan and lease losses of $0.7 million in 2018 compared to a credit for loan and lease losses of $0.5 million in 2017, coupled with an increase of $0.3 million, or 4.4%, in non-interest expenses. Partially offsetting the negative factors was an increase of $1.0 million, or 12.6%, in net interest income and a decrease in income tax expense of $0.4 million comparing the three-month periods ended March 31, 2018 and 2017.

Total assets increased $27.0 million, or 2.3%, to $1.189 billion at March 31, 2018 from $1.162 billion at December 31, 2017. The change in total assets reflected strong growth in interest-earning assets, including a $37.0 million, or 4.9%, increase in net loans to $798.6 million at March 31, 2018 from $761.6 million at December 31, 2017 and an $8.9 million, or 3.1%, increase in available-for-sale securities to $298.3 million at the end of the first quarter of 2018 from $289.4 million at year-end 2017. Total deposits decreased by $47.2 million, or 4.7%, to $955.3 million at March 31, 2018 from $1.0 billion at December 31, 2017. The deposits decline was primarily attributable to cyclical net outflows of public funds. These cash outflows led to a $76.5 million increase in Federal Home Loan Bank of Pittsburgh advances from $45.0 million at the end of 2017 to $121.5 million at March 31, 2018, coupled with a $23.6 million decrease in cash and cash equivalents from $37.7 million at December 31, 2017 to $14.2 million at March 31, 2018.

Total shareholders’ equity decreased $2.5 million, or 2.8%, to $86.7 million at March 31, 2018 from $89.2 million at December 31, 2017. The reduction in capital resulted primarily from a $3.9 million increase in accumulated other comprehensive loss to $5.6 million at March 31, 2018 from $1.7 million at December 31, 2017, which was related entirely to a decline in the fair value of FNCB’s available-for-sale securities, net of income taxes. Partially offsetting this reduction, was net income of $2.0 million for the three months ended March 31, 2018. FNCB declared and paid dividends for the first quarter of 2018 of $0.7 million.

Throughout 2018, management is focused on developing strategies aimed at improving long-term financial performance by improving efficiency, increasing net interest income through commercial and retail loan growth initiatives, growing core deposits, developing additional sources of non-interest income and enhancing the marketability and liquidity of FNCB’s stock. To facilitate loan and deposit growth initiatives, enhance efficiency, and improve the customer experience, during the second quarter of 2018, FNCB anticipates opening a new, state-of-the-art branch office located in Plains Township, Luzerne County, Pennsylvania. The new branch will feature the “personal banker” model in order to provide customers with an enhanced, more personalized banking experience. The new facility is part of the comprehensive branch network improvement program announced during 2017, and will consolidate three branches located in Luzerne County, Pennsylvania to this new location. The three branches that will be relocated include: 1) a branch located at 734 San Souci Parkway, Hanover Township, Pennsylvania; 2) a branch located at 27 North River Street, Plains, Pennsylvania; and 3) a branch located at 3 Old Boston Road, Pittston, Pennsylvania.

In addition, during 2018, management plans to evaluate the development of new state-of-the-art facilities on properties already owned by FNCB located in Dunmore, Lackawanna County, Pennsylvania and in Taylor Borough, Lackawanna County, Pennsylvania. In conjunction with management’s ongoing monitoring of FNCB’s delivery channels as part of FNCB’s branch network improvement plan, on April 11, 2018, FNCB announced that the Bank has entered into an agreement to purchase real property, improvements and fixtures located at 196 North Main Street, Shavertown, Luzerne County, Pennsylvania. FNCB intends to relocate its existing branch, located at 1919 Memorial Highway, Shavertown, Luzerne County, Pennsylvania, to the new location in late 2018, pending approval from all required regulatory authorities.

Focusing on commercial and retail loan growth initiatives, during the third quarter of 2018, management also plans to implement a bank-wide customer relationship management (“CRM”) system to improve customer service, enhance market share and create cross-sales opportunities between retail and commercial business units. Management expanded operations related to the limited production office located in Allentown, Lehigh County, Pennsylvania to include retail lending products by adding a full-time mortgage loan originator during the first quarter of 2018.

Over the past year, management has invested in staff additions to provide improved customer experiences, increase loan growth and enhance revenue streams. Recent specialized lending staff additions include an indirect auto lending relationship manager and a government banking sales officer. Similarly, FNCB recently enhanced its third-party Wealth Management services, now offered by LPL Financial, LLC, and hired a full-time financial consultant as an employee of FNCB Bank. Management expects that these investments in employees will provide positive returns throughout 2018 and forward.

Aligned with enhancing the marketability and liquidity of FNCB’s stock, on December 29, 2017, FNCB filed a listing application with The Nasdaq Stock Market LLC (“Nasdaq”). FNCB subsequently received approval from Nasdaq on February 26, 2018 to list its common shares for trading on The Nasdaq Capital Market®. FNCB’s shares of common stock began trading on Nasdaq effective with the market opening on Monday, March 5, 2018.

Summary of Performance

Net Interest Income

Net interest income is the difference between (i) interest income, interest and fees on interest-earning assets, and (ii) interest expense, interest paid on deposits and borrowed funds. Net interest income represents the largest component of FNCB’s operating income and, as such, is the primary determinant of profitability. Net interest income is impacted by variations in the volume, rate and composition of earning assets and interest-bearing liabilities, changes in general market rates and the level of non-performing assets. Interest income is shown on a fully tax-equivalent basis and is calculated by adjusting tax-free interest using the effective corporate tax rate of 21.0% for the three months ended March 31, 2018 and FNCB’s historic federal marginal tax rate of 34.0% for the three months ended March 31, 2017, in order to equate the yield to that of taxable interest rates.

Net interest income on a tax-equivalent basis increased $908 thousand, or 11.3%, to $9.0 million for the three months ended March 31, 2018 from $8.1 million for the same three months of 2017. Tax-equivalent net interest income was positively impacted by growth in average earning assets, coupled with improvements in rates earned on loans, investments, and interest-bearing deposits in other banks. The tax-equivalent yield on interest-earning assets improved by 36 basis points to 3.83% for the three months ended March 31, 2018 from 3.47% for the same three months of 2017. Average interest-earning assets increased by $48.8 million, to $1.10 billion at March 31, 2018 from $1.05 billion at March 31, 2017. The average balance of interest-bearing liabilities and the rate paid on those liabilities increased to a lesser extent, including a $22.9 million increase in total interest-bearing liabilities and a 21-basis point increase in the rate paid on those liabilities comparing the three-month periods ending March 31, 2018 and 2017. Tax-equivalent net interest margin, a key measurement used in the banking industry to measure income from earning assets relative to the cost to fund those assets, is calculated by dividing tax-equivalent net interest income by average interest-earning assets. FNCB’s tax-equivalent net interest margin increased by 19 basis points due to the factors detailed above, to 3.26% during the three months ended March 31, 2018 from 3.07% for the same three months of 2017. Rate spread, the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities shown on a fully tax-equivalent basis, was 3.14% for the three months ended March 31, 2018, an improvement of 15 basis points compared to 2.99% for the same period of 2017.

Interest income on a tax-equivalent basis increased $1.4 million, or 15.5%, to $10.5 million for the three-month period ended March 31, 2018, compared to $9.1 million in 2017. The increase was attributed to both an increase in average earning assets of $48.8 million, or 4.6%, as well as increases in the yields earned on the loan and investment portfolios, and interest-bearing deposits in other banks. The largest increase was concentrated in the loan portfolio, as the average balance of loans increased by $68.5 million, or 9.4%, to $792.8 million at March 31, 2018 compared to $724.3 million at March 31, 2017. The increase in the average balance of loans contributed $699 thousand to the increase in interest income for the three months ended March 31, 2018. In addition, the average balance of total investment securities increased $16.1 million, or 5.6%, to $303.4 million for the three months ended March 31, 2018 compared to $287.3 million for the same three months of 2017, contributing $106 thousand to the increase in interest income. Partially offsetting these increases in average balance was a reduction in interest-bearing deposits in other banks of $35.7 million, which resulted in a reduction in interest income of $129 thousand. The tax-equivalent yield on earning assets increased by 36 basis points to 3.83% for the three months ended March 31, 2018 compared to 3.47% for the same period of 2017, driven by increases in the federal funds target rate and corresponding increases in the national prime lending rate and general market interest rates. Changes in the yields of earnings assets resulted in a $738 thousand increase in tax-equivalent interest income. Specifically, the tax-equivalent yield on the loan portfolio improved 28 basis points to 4.23% in the first quarter of 2018 from 3.95% for the same quarter of 2017, contributing $529 thousand to the increase in tax-equivalent interest income. Similarly, the tax-equivalent yield on the investment portfolio increased 19 basis points to 2.81% for the first quarter of 2018 from 2.62% for the same period of 2017, which contributed $147 thousand to the increase in tax-equivalent interest income. The yield earned on average interest-bearing deposits in other banks also increased by 150 basis points comparing the three months ended March 31, 2018 and 2017, which resulted in an increase in tax-equivalent interest income of $62 thousand.

Increases in the federal funds target rate also contributed to an increase in interest expense paid on interest-bearing liabilities. FNCB’s net interest income levels were negatively impacted by a $506 thousand, or 47.9%, increase in interest expense, attributable to an increase in interest expense due to rates of $388 thousand, combined with an increase in interest expense due to volumes of $118 thousand. FNCB’s cost of funds for the first quarter of 2018 increased by 21 basis points to 0.69% compared to 0.48% for the same quarter of 2017. Higher average rates paid on interest-bearing deposits led to an increase in interest expense of $314 thousand, concentrated in interest-bearing demand and time deposits. Specifically, the rate paid on interest-bearing demand deposits increased 15 basis points from 0.29% to 0.44% comparing the three months ended March 31, 2018 and 2017, which contributed $198 thousand to the increase in interest expense paid on deposits. The rate paid on time deposits similarly increased by 23 basis points to 0.94% for the first quarter of 2018 compared to 0.71% for the same period of 2017, and contributed $115 thousand to the increase in interest expense paid on deposits. The average balance of interest-bearing deposits remained steady, declining by only $1.5 million, or 0.2%; however, the shift in the composition of the deposit portfolio resulted in a $9 thousand increase in interest expense due to volumes. Interest expense paid on borrowed funds increased by $183 thousand comparing the first quarters of 2018 and 2017, as FHLB borrowings were utilized to provide additional funding for growth in interest-earning assets. The average balance of borrowed funds and the rate paid on those funds increased $24.4 million and 34 basis points, respectively, which resulted in respective increases in interest expense of $109 thousand and $74 thousand.

Net interest income depends upon the relative amount of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them. The following table presents certain information about FNCB’s consolidated statements of financial condition and consolidated statements of income for the three-month periods ended March 31, 2018 and 2017, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are calculated by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include amortization of fees which are considered adjustments to yields.

	Three Months Ended
	March 31, 2018			March 31, 2017
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Assets
Earning assets (2)(3)
Loans-taxable (4)	$748,375	$7,934	4.24%	$680,518	$6,643	3.90%
Loans-tax free (4)	44,383	448	4.04%	43,822	511	4.66%
Total loans (1)(2)	792,758	8,382	4.23%	724,340	7,154	3.95%
Securities-taxable	301,032	2,109	2.80%	284,712	1,846	2.59%
Securities-tax free	2,325	25	4.30%	2,571	35	5.42%
Total securities (1)(5)	303,357	2,134	2.81%	287,283	1,881	2.62%
Interest-bearing deposits in other banks	3,825	23	2.41%	39,520	90	0.91%
Total earning assets	1,099,940	10,539	3.83%	1,051,143	9,125	3.47%
Non-earning assets	85,217			100,966
Allowance for loan and lease losses	(9,103)			(8,598)
Total assets	$1,176,054			$1,143,511

Liabilities and Shareholders' Equity
Interest-bearing liabilities
Interest-bearing demand deposits	$496,240	552	0.44%	$509,079	363	0.29%
Savings deposits	104,702	34	0.13%	102,531	32	0.12%
Time deposits	205,552	481	0.94%	196,371	349	0.71%
Total interest-bearing deposits	806,494	1,067	0.53%	807,981	744	0.37%
Borrowed funds and other interest-bearing liabilities	102,676	495	1.93%	78,306	312	1.59%
Total interest-bearing liabilities	909,170	1,562	0.69%	886,287	1,056	0.48%
Demand deposits	169,450			155,010
Other liabilities	10,663			11,045
Shareholders' equity	86,771			91,169
Total liabilities and shareholder's equity	$1,176,054			$1,143,511

Net interest income/interest rate spread (6)		8,977	3.14%		8,069	2.99%
Tax equivalent adjustment		(99)			(186)
Net interest income as reported		$8,878			$7,883

Net interest margin (7)			3.26%			3.07%

(1)	Interest income is presented on a tax equivalent basis using a 21% rate for 2018 and a 34% rate for 2017.
(2)	Loans are stated net of unearned income.
(3)	Nonaccrual loans are included in loans within earning assets
(4)	Loan fees included in interest income are not significant
(5)	The yields for securities that are classified as available for sale is based on the average historical amortized cost.
(6)	Interest rate spread represents the difference between the average yield on interest earning assets and the cost of interest bearing liabilities and is presented on a tax equivalent basis.
(7)	Net interest income as a percentage of total average interest earning assets.

Rate Volume Analysis

The most significant impact on net income between periods is derived from the interaction of changes in the volume and rates earned or paid on interest-earning assets and interest-bearing liabilities. The volume of earning assets, specifically loans and investments, compared to the volume of interest-bearing liabilities represented by deposits and borrowings, combined with the spread, produces the changes in net interest income between periods. Components of interest income and interest expense are presented on a tax-equivalent basis using the corporate federal income tax rate of 21% for the three months ended March 31, 2018 and FNCB’s historic statutory federal income tax rate of 34% for the three months ended March 31, 2017.

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

	Quarter Ended March 31,
	2018 vs. 2017
	Increase (Decrease)
	Due to	Due to	Total
(dollars in thousands)	Volume	Rate	Change
Interest Income:
Loans - taxable	$693	$598	$1,291
Loans - tax free	6	(69)	(63)
Total loans	699	529	1,228
Securities - taxable	109	154	263
Securities - tax free	(3)	(7)	(10)
Total securities	106	147	253
Interest-bearing deposits in other banks	(129)	62	(67)
Total interest income	676	738	1,414

Interest Expense:
Interest-bearing demand deposits	(9)	198	189
Savings deposits	1	1	2
Time deposits	17	115	132
Total interest-bearing deposits	9	314	323
Borrowed funds and other interest-bearing liabilities	109	74	183
Total interest expense	118	388	506
Net Interest Income	$558	$350	$908

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

FNCB recorded a provision for loan and lease losses of $0.7 million for the three-month period ended March 31, 2018, compared to a credit of $0.5 million for the three months ended March 31, 2017. The provision in the first quarter of 2018 primarily reflected an increase in the balance of the net loans of $37.0 million, coupled with net charge-offs for the period of $192 thousand. The credit for loan and lease losses recorded during the three months ended March 31, 2017 represented a reduction in total loans outstanding, improvements in historical loss factors and net recoveries of $0.4 million, which were partially offset by an increase in specific reserves established for loans individually evaluated for impairment of $0.3 million.

Non-interest Income

For the three months ended March 31, 2018, non-interest income totaled $1.5 million, a decrease of $0.1 million, or 3.2%, compared to $1.6 million for the same three months of 2017. The change resulted primarily from decreases in net gains on the sale of securities, other repossessed assets and other real estate owned of $278 thousand, $57 thousand and $14 thousand, respectively, coupled with a $19 thousand loss on equity securities. Partially mitigating these decreases were net gains on the sale of SBA guaranteed loans of $251 thousand, and increases in net gains on the sale of mortgage loans held for sale and other income of $24 thousand and 39 thousand, respectively. Service charges on deposits increased by $11 thousand, or 1.6%, comparing the first quarter of 2018 and 2017, while loan-related fees and income from bank-owned life insurance remained steady, decreasing by $7 thousand and $1 thousand, respectively.

Non-interest Expense

Non-interest expense increased $304 thousand, or 4.4%, to $7.2 million for the three months ended March 31, 2018 from $6.9 million for the same three months of 2017. The change primarily reflected an increase of $142 thousand, or 4.0%, in salaries and employee benefits expense, coupled with an increase in other operating expenses of $157 thousand, or 21.0%. The increases in other operating expenses included increases in telecommunications expenses related to network enhancements, directors’ fees related to the addition of three new members to the Board of Directors in September 2017, and a one-time application fee related to FNCB’s transition to the Nasdaq Capital Market for listing its shares of common stock.    Partially offsetting these increases were decreases in equipment expenses and other losses of $146 thousand and $97 thousand, respectively.

Provision for Income Taxes

FNCB recorded income tax expense of $426 thousand for the first quarter of 2018, a decrease of $380 thousand, or 47.1%, compared to income tax expense of $426 thousand for the same quarter of 2017. The decrease in income tax expense primarily reflected the reduction in the statutory corporate tax rate from a maximum federal corporate income tax rate of 35% to 21%, effective January 1, 2018.

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

Management performed an evaluation of FNCB’s deferred tax assets at March 31, 2018 taking into consideration both positive and negative evidence that existed as of that date. Based on this evaluation, management believes that FNCB’s future taxable income will be sufficient to utilize deferred tax assets. Accordingly, management concluded that no valuation allowance for deferred tax assets was required at March 31, 2018.

FINANCIAL CONDITION

Assets

Total assets increased $27.0 million, or 2.3%, to $1.189 billion at March 31, 2018 from $1.162 billion at December 31, 2017. The change in total assets reflected strong growth in interest-earning assets, including a $37.0 million, or 4.9%, increase in net loans and an $8.9 million increase in available-for-sale securities. The growth in net loans was concentrated in the consumer lending segment, as the addition of a full-time relationship manager for FNCB’s indirect automobile lending portfolio resulted in the onboarding of new dealerships and related growth in automobile lending. Total deposits decreased by $47.2 million, or 4.7%, primarily attributable to cyclical net outflows of municipal deposits, as well as a reduction in commercial deposits concentrated with one large local business relationship. Borrowed funds increased by $76.5 million, or 126.9%, to $136.8 million at March 31, 2018 as compared to $60.3 million at December 31, 2017. The increase in borrowed funds was concentrated in overnight advances from the FHLB of Pittsburgh used to supplement the strong growth in interest-earning assets.

Cash and Cash Equivalents

Cash and cash equivalents declined $23.6 million, or 62.4%, to $14.2 million at March 31, 2018 from $37.7 million at December 31, 2017. The reduction was due primarily to cash outflows to fund asset growth, coupled with cyclical reductions in deposits. FNCB paid a dividend of $0.04 per share to holders of our common stock during the first quarter of 2018, an increase of 33.3% from $0.03 per share during the first quarter of 2017.

Securities

FNCB’s investment securities portfolio provides a source of liquidity needed to meet expected loan demand and interest income to increase profitability. Additionally, the investment securities portfolio is used to meet pledging requirements to secure public deposits and for other purposes. Management classifies investment debt securities as either held-to-maturity or available-for-sale at the time of purchase based on its intent. Held-to-maturity securities are carried at amortized cost, while available-for-sale securities are carried at fair value, with unrealized holding gains and losses reported as a component of shareholders’ equity in accumulated other comprehensive income (loss), net of tax. At March 31, 2018 and December 31, 2017, all debt securities were classified as available-for-sale. Equity securities with readily determinable fair values are carried at fair value, with gains and losses due to fluctuations in market value included in the consolidated statement of income. Securities with limited marketability and/or restrictions, such as FHLB of Pittsburgh stock, are carried at cost. Decisions to purchase or sell investment securities are based upon management’s current assessment of long- and short-term economic and financial conditions, including the interest rate environment and asset/liability management, liquidity and tax-planning strategies.

At March 31, 2018, the investment portfolio was comprised principally of fixed-rate securities issued by U.S. government or U.S. government-sponsored agencies, which include mortgage-backed securities and residential and commercial collateralized mortgage obligations (“CMOs”), fixed-rate taxable obligations of state and political subdivisions, asset-backed securities and corporate debt securities. Except for U.S. government and government-sponsored agencies, there were no securities of any individual issuer that exceeded 10.0% of shareholders’ equity at March 31, 2018.

The following table presents the carrying value of debt securities, all of which were classified as available-for-sale and carried at fair value at March 31, 2018 and December 31, 2017:

Composition of the Investment Portfolio

	March 31,	December 31,
(in thousands)	2018	2017
Available-for-sale debt securities
Obligations of state and political subdivisions	$151,436	$145,999
U.S. government/ government-sponsored agencies:
Collateralized mortgage obligations - residential	34,235	35,657
Collateralized mortgage obligations - commerical	73,658	75,418
Mortgage-backed securities	24,880	22,311
Corporate debt securities	4,005	4,058
Asset-backed securities	7,189	3,086
Negotiable certificates of deposit	2,911	2,930
Total available-for-sale debt securities	$298,314	$289,459

Management monitors the investment portfolio regularly and adjusts the investment strategy to reflect changes in liquidity needs, asset/liability strategy and tax planning requirements. FNCB currently has $40.5 million in net operating loss carryovers, which it uses to offset any taxable income. Because of this tax position, there is no benefit from holding tax-exempt obligations of state and political subdivisions. Accordingly, management actions during recent periods have reflected current tax planning initiatives focused on generating sustained taxable income to be able to reduce NOL carryovers.

Securities purchased during the first quarter of 2018 totaled $15.4 million and were comprised of obligations of state and political subdivisions, collateralized mortgage obligations and asset-backed securities. There were no sales of securities during the three-month period ended March 31, 2018.

The following table presents the maturities of available-for-sale debt securities, based on carrying value at March 31, 2018 and the weighted average yields of such securities calculated on the basis of the amortized cost and effective yields weighted for the scheduled maturity of each security. The yields on tax-exempt obligations of state and political subdivisions are presented on a tax-equivalent basis using the federal corporate income tax rate of 21.0%. Because residential and commercial collateralized mortgage obligations, mortgage-backed securities and asset-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following summary.

Maturity Distribution of the Investment Portfolio

	March 31, 2018
(dollars in thousands)	Within One Year	>1 - 5 Years	6 - 10 Years	Over 10 Years	Collateralized Mortgage Obligations, Mortgage-Backed and Asset-Backed Securities	Total
Available-for-sale debt securities
Obligations of state and political subdivisions	$-	$39,532	$107,965	$3,939	$-	$151,436
Yield		2.51%	2.84%	3.73%		2.78%
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	-	-	-	-	34,235	34,235
Yield					2.77%	2.77%
Collateralized mortgage obligations - commercial	-	-	-	-	73,658	73,658
Yield					2.50%	2.50%
Mortgage-backed securities	-	-	-	-	24,880	24,880
Yield					2.92%	2.92%
Corporate debt securities	-	-	4,005	-	-	4,005
Yield			6.63%			6.63%
Asset-back securities	-	-	-	-	7,189	7,189
Yield					3.62%	3.62%
Negotiable certificates of deposit	496	2,415	-	-	-	2,911
Yield	1.85%	2.14%				2.09%
Total available-for-sale debt securities	$496	$41,947	$111,970	$3,939	$139,962	$298,314
Weighted average yield	1.85%	2.48%	2.98%	3.73%	2.70%	2.79%

OTTI Evaluation

There was no OTTI recognized during the three months ended March 31, 2018 or 2017. For additional information regarding management’s evaluation of securities for OTTI, see Note 3, “Securities” of the notes to consolidated financial statements included in Item 1 hereof.

The following table presents the investment in FNCB’s restricted securities, which have limited marketability and are carried at cost:

	March 31,	December 31,
(in thousands)	2018	2017
Stock in Federal Home Loan Bank of Pittsburgh	$5,693	$2,753
Stock in Atlantic Community Banker's Bank	10	10
Total restricted securities, at cost	$5,703	$2,763

Management noted no indicators of impairment for the Federal Home Loan Bank of Pittsburgh or Atlantic Community Banker’s Bank stock at March 31, 2018 and December 31, 2017.

FNCB owns $1.7 million, representing a 4.9% interest, in the common stock of a privately-held bank holding company. The common stock was purchased as part of a private placement pursuant to an exemption from the registration requirements of the Securities Act of 1933 for offerings not involving any public offering. The common stock is not currently traded on any established market, and is not expected to be traded in the near future on any securities exchange or established over-the-counter market. FNCB has elected to account for this transaction as an investment in an equity security without a readily determinable fair value. An equity security without a readily determinable fair value shall be written down to its fair value if a qualitative assessment indicates that the investment is impaired and the fair value of the investment is less than its carrying value. The $1.7 million investment is included in other assets in the consolidated statements of financial condition at March 31, 2018 and December 31, 2017. Management evaluates this investment for impairment quarterly. As part of its evaluation at March 31, 2018, management engaged an independent third party to provide a valuation of this investment, and conducted a qualitative analysis to determine whether or not this investment was impaired. The evaluation indicated that the investment was not impaired and accordingly, no adjustment for impairment was required at March 31, 2018.

Loans

During the first three months of 2018, FNCB experienced strong demand for its lending products. Total loans increased $36.8 million, or 4.8%, to $804.9 million at March 31, 2018 from $768.1 million at December 31, 2017. FNCB experienced strong growth in its consumer lending portfolio which resulted from the addition of a full-time relationship manager for its indirect lending product, as well as strong growth within the commercial and industrial and construction, land acquisition and development segments resulting from additions to commercial lending staff during 2017.

Historically, commercial lending activities have represented a significant portion of FNCB’s loan portfolio. Commercial lending includes commercial and industrial loans, commercial real estate loans and construction, land acquisition and development loans, and represented 54.4% and 56.4% of total loans at March 31, 2018 and December 31, 2017.

From a collateral standpoint, a majority of FNCB’s loan portfolio consists of loans secured by real estate. Real estate secured loans, which include commercial real estate, construction, land acquisition and development, residential real estate loans and home equity lines of credit (“HELOCs”), decreased $2.5 million, or 0.6%, to $427.6 million at March 31, 2018 from $430.1 million at December 31, 2017. The decrease was concentrated in commercial and residential real estate loans, and was partially mitigated by an increase in construction, land acquisition and development loans. Real estate secured loans represented 59.7% and 58.8% of total loans at March 31, 2018 and December 31, 2017, respectively.

Commercial and industrial loans increased $12.3 million during the first quarter to $162.4 million at March 31, 2018 from $150.1 million at December 31, 2017. Commercial and industrial loans consist primarily of equipment loans, working capital financing, revolving lines of credit and loans secured by cash and marketable securities. Loans secured by commercial real estate decreased $12.8 million, or 4.9%, to $249.0 million at March 31, 2018 from $261.8 million at December 31, 2017. The decrease was largely due to the sale of the guaranteed principal balance of several SBA-guaranteed loans during the first quarter of 2018. Commercial real estate loans include long-term commercial mortgage financing and are primarily secured by first or second lien mortgages. Offsetting this decrease was an increase in construction, land acquisition and development loans of $5.3 million, or 25.2%, to $26.3 million at March 31, 2018 from $21.0 million at December 31, 2017.

Residential real estate loans totaled $164.7 million at March 31, 2018, an increase of $6.7 million, or 4.3%, from $158.0 million at December 31, 2017. The components of residential real estate loans include fixed-rate and variable-rate mortgage loans. HELOCs are not included in this category but are included in consumer loans. FNCB primarily underwrites fixed-rate purchase and refinance of residential mortgage loans for sale in the secondary market to reduce interest rate risk and provide funding for additional loans. Additionally, FNCB offers a “WOW” mortgage product, which is a non-saleable mortgage with maturity terms of 7.5 to 14.5 years and offers customers an attractive fixed interest rate, low closing costs and a guaranteed 30-day close.

Consumer loans increased by $22.0 million, or 16.4%, during the first three months of 2018 to $156.7 million at March 31, 2018 from $134.7 million at December 31, 2017, concentrated within the indirect auto loan portfolio. Loans to state and municipal governments increased $3.3 million, or 7.7%, to $45.8 million at March 31, 2018 from $42.5 million at December 31, 2017.

The following table presents loans receivable, net by major category at March 31, 2018 and December 31, 2017:

Loan Portfolio Detail

	March 31,	December 31,
(in thousands)	2018	2017
Residential real estate	$164,747	$158,020
Commercial real estate	248,984	261,783
Construction, land acquisition and development	26,260	20,981
Commercial and industrial	162,381	150,103
Consumer	156,684	134,653
State and political subdivisions	45,801	42,529
Total loans, gross	804,857	768,069
Unearned income	(78)	(80)
Net deferred loan costs	3,423	2,654
Allowance for loan and lease losses	(9,562)	(9,034)
Loans, net	$798,640	$761,609

Under industry regulations, a concentration is considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. Typically, industry guidelines require disclosure of concentrations of loans exceeding 10.0% of total loans outstanding. FNCB had no such concentrations at March 31, 2018 or December 31, 2017. In addition to industry guidelines, FNCB’s internal policy considers a concentration to exist in its loan portfolio if an aggregate loan balance outstanding to borrowers within a specific industry exceeds 25.0% of capital. However, management regularly reviews loans by all industry categories to determine if a potential concentration exists.

The following table presents industry concentrations within FNCB’s loan portfolio at March 31, 2018 and December 31, 2017:

Loan Concentrations

	March 31, 2018		December 31, 2017
(dollars in thousands)	Amount	% of Gross Loans	Amount	% of Gross Loans
Retail space/shopping centers	$43,630	5.42%	$44,184	5.75%
1-4 family residential investment properties	39,197	4.87%	33,275	4.33%
Automobile dealers	21,028	2.61%	22,792	2.97%

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

Management actively manages impaired loans in an effort to mitigate loss to FNCB by working with customers to develop strategies to resolve borrower difficulties, through sale or liquidation of collateral, foreclosure, and other appropriate means. In addition, management monitors employment conditions within FNCB’s market area, as weakening of conditions could result in real estate devaluations and an increase in loan delinquencies, which could negatively impact asset quality and cause an increase in the provision for loan and lease losses.

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

The following table presents information about non-performing assets and accruing TDRs at March 31, 2018 and December 31, 2017:

Non-performing Assets and Accruing TDRs

	March 31,	December 31,
(dollars in thousands)	2018	2017
Non-accrual loans	$2,403	$2,578
Loans past due 90 days or more and still accruing	-	-
Total non-performing loans	2,403	2,578
Other real estate owned	579	1,023
Other non-performing assets	1,900	1,900
Total non-performing assets	$4,882	$5,501

Accruing TDRs	$8,797	$9,299
Non-performing loans as a percentage of gross loans	0.30%	0.34%

Work-out efforts focused on the effective management and resolution of problem credits and the continued disposition of foreclosed properties led to improvement in FNCB’s asset quality throughout the first quarter of 2018. Total non-performing assets decreased $0.6 million, or 11.3%, to $4.9 million at March 31, 2018 from $5.5 million at December 31, 2017. The improvement was largely due to a $0.4 million reduction in other real estate owned to $0.6 million at March 31, 2018 from $1.0 million at year-end 2017. FNCB’s ratio of non-performing loans to total gross loans improved to 0.30% at March 31, 2018 from 0.34% at December 31, 2017. FNCB’s ratio of non-performing assets as a percentage of shareholders’ equity decreased to 5.6% at March 31, 2018 from 6.2% at December 31, 2017. Management continues to monitor non-accrual loans, delinquency trends and economic conditions within FNCB’s market area on an on-going basis in order to proactively address any collection-related issues and mitigate any potential loss.

Other non-performing assets at March 31, 2018 and December 31, 2017 are comprised solely of a classified account receivable secured by an evergreen letter of credit in the amount of $1.9 million, received in 2011 as part of a settlement agreement for a large construction, land acquisition and development loan for a residential development project in the Pocono region of Monroe County. The project was stalled due to a decline in real estate values in this area following the financial crisis of 2008. The agreement provides for payment to FNCB as real estate building lots are sold. In 2016, management classified this receivable as substandard due to the length of holding time and continues to monitor this project closely. To date, no lots have been sold; however, economic development in this market area has recently improved and construction activity related to this project by the developer has increased.

TDRs at March 31, 2018 and December 31, 2017 were $9.7 million and $10.2 million, respectively. Accruing and non-accruing TDRs were $8.8 million and $0.9 million, respectively at March 31, 2018 and $9.3 million and $0.9 million, respectively at December 31, 2017. FNCB was not committed to lend additional funds to any loan classified as a TDR at March 31, 2018.

The average balance of impaired loans was $11.0 million and $6.9 million for the three months ended March 31, 2018 and 2017, respectively. FNCB recognized $103 thousand and $70 thousand of interest income on impaired loans for the three months ended March 31, 2018 and 2017, respectively.

The following table presents the changes in non-performing loans for the three months ended March 31, 2018 and 2017. Loan foreclosures represent recorded investment at time of foreclosure not including the effect of any guarantees:

Changes in Non-Performing Loans

	March 31,
(in thousands)	2018	2017
Balance at January 1,	$2,578	$2,234
Loans newly placed on non-accrual	384	296
Changes in loans past due 90 days or more and still accruing	-	-
Loans transferred to OREO	-	-
Loans returned to performing status	-	-
Loans charged-off	(389)	(284)
Loan payments received	(170)	(324)
Balance at March 31,	$2,403	$1,922

The additional interest income that would have been earned on non-accrual and restructured loans had the loans been performing in accordance with their original terms for the quarter ended on March 31, 2018 and 2017 approximated $40 thousand and $27 thousand, respectively.

The following table presents accruing loan delinquencies and non-accrual loans as a percentage of gross loans at March 31, 2018 and December 31, 2017:

Loan Delinquencies and Non-Accrual Loans

	March 31,	December 31,
	2018	2017
Accruing:
30-59 days	0.34%	0.27%
60-89 days	0.09%	0.11%
90+ days	0.00%	0.00%
Non-accrual	0.30%	0.34%
Total delinquencies	0.73%	0.72%

The slight increase in total delinquencies as a percentage of gross loans was due to an increase in loans 30-59 days past due within the commercial and industrial and commercial real estate segments, partially mitigated by slight decreases in loans 60-89 days past due and non-accrual loans.

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

The ALLL equaled $9.6 million at March 31, 2018, an increase of $0.6 million from $9.0 million at December 31, 2017. The increase resulted from a provision for loan and lease losses of $0.7 million, partially offset by net charge-offs of $0.2 million for the first three months of 2018.

The ALLL consists of both specific and general components. The component of the ALLL that is related to impaired loans that are individually evaluated for impairment, the guidance for which is provided by ASC 310 “Impairment of a Loan” (“ASC 310”), was $0.7 million, or 7.5%, of the total ALLL at March 31, 2018, compared to $0.8 million, or 8.6%, of the total ALLL at December 31, 2017. A general allocation of $8.8 million was calculated for loans analyzed collectively under ASC 450 “Contingencies” (“ASC 450”), which represented 92.5% of the total ALLL of $9.6 million. Comparatively, at December 31, 2017, the general allocation for loans collectively analyzed for impairment amounted to $8.2 million, or 91.4%, of the total ALLL. The ratio of the ALLL to total loans at March 31, 2018 and December 31, 2017 was 1.18% and 1.17%, respectively, based on loans, net of net deferred loan costs and unearned income of $808.2 million and $770.6 million, respectively.

The following table presents an allocation of the ALLL by major loan category and percent of loans in each category to total loans at March 31, 2018 and December 31, 2017:

Allocation of the ALLL

	March 31, 2018		December 31, 2017
		Percentage		Percentage
		of Loans		of Loans
		in Each		in Each
		Category		Category
	Allowance	to Total	Allowance	to Total
(dollars in thousands)	Amount	Loans	Amount	Loans
Residential real estate	$1,249	20.47%	$1,236	20.58%
Commercial real estate	3,342	30.93%	3,499	34.08%
Construction, land acquisition and development	256	3.26%	209	2.73%
Commercial and industrial	2,505	20.18%	2,340	19.54%
Consumer	1,822	19.47%	1,395	17.53%
State and political subdivision	388	5.69%	355	5.54%
Total	$9,562	100.00%	$9,034	100.00%

The following table presents an analysis of the ALLL by loan category for the three months ended March 31, 2018 and 2017:

Reconciliation of the ALLL

	For the three months ended March 31,
(dollars in thousands)	2018	2017
Balance at beginning of period	$9,034	$8,419
Charge-offs:
Residential real estate	63	49
Commercial real estate	-	-
Construction, land acquisition and development	-	-
Commercial and industrial	77	30
Consumer	260	218
State and political subdivisions	-	-
Total charge-offs	400	297
Recoveries of charged-off loans:
Residential real estate	6	1
Commercial real estate	1	4
Construction, land acquisition and development	30	421
Commercial and industrial	72	69
Consumer	99	167
State and political subdivisions	-	-
Total recoveries	208	662
Net charge-offs (recoveries)	192	(365)
Provision (credit) for loan and lease losses	720	(478)
Balance at end of period	$9,562	$8,306

Net charge-offs (recoveries) as a percentage of average loans	0.02%	(0.05)%

Allowance for loan and lease losses as a percentage of gross loans outstanding at period end	1.18%	1.16%

Other Real Estate Owned

At March 31, 2018, OREO consisted of four properties with an aggregate carrying value of $0.6 million, a decrease of $0.4 million from $1.0 million at December 31, 2017. There were no properties foreclosed upon during the three months ended March 31, 2018. There was one sale of a property with an aggregate carrying value of $428 thousand during the three months ended March 31, 2018, which resulted in a net gain of $37 thousand. During the three months ended March 31, 2017, one investor-owned property with a carrying value of $45 thousand was foreclosed upon. In addition, during the first quarter of 2017, there was one sale and one partial sale of properties with an aggregate carrying value of $741 thousand, which resulted in net gains of $51 thousand. The expenses related to maintaining OREO, not including adjustments to property values subsequent to foreclosure, and net of any income from operation of the properties amounted to $28 thousand and $40 thousand for the three months ended March 31, 2018 and 2017, respectively.

FNCB actively markets OREO properties for sale through a variety of channels including internal marketing and the use of outside brokers/realtors. The carrying value of OREO is generally calculated at an amount not greater than 90% of the most recent fair market appraised value unless specific conditions warrant an exception. A 10% factor is generally used to estimate costs to sell, which is based on typical cost factors, such as 6% broker commission, 1% transfer taxes, and 3% various other miscellaneous costs associated with the sales process. The fair value is updated on an annual basis or more frequently if new valuation information is available. Deterioration in the real estate market could result in additional losses on these properties. FNCB incurred valuation adjustments of $17 thousand related to OREO properties for the three months ended March 31, 2018. There were no valuation adjustments related to OREO properties for the three months ended March 31, 2017.

The following table presents the activity in OREO for the three months ended March 31, 2018 and 2017:

Activity in OREO

	Three Months Ended March 31,
(in thousands)	2018	2017
Balance, beginning of period	$1,023	$2,048
Real estate foreclosures	-	45
Valuation adjustments	(17)	-
Carrying value of OREO sold	(427)	(741)
Balance, end of period	$579	$1,352

The following table presents a distribution of OREO at March 31, 2018 and December 31, 2017:

Distribution of OREO

	March 31,	December 31,
(in thousands)	2018	2017
Land / lots	$516	$516
Commercial real estate	-	427
Residential real estate	63	80
Total other real estate owned	$579	$1,023

Liabilities

Total liabilities were $1.103 billion at March 31, 2018, an increase of $29.4 million, or 2.7%, from $1.073 billion at December 31, 2017. The increase was primarily attributable to a $76.5 million increase in borrowed funds, specifically advances from the FHLB of Pittsburgh, partially offset by an outflow of deposits of $47.2 million, or 4.8%. The increase in borrowed funds was used to fund growth in interest-earning assets, while the decrease in total deposits reflected a decrease in municipal deposit accounts primarily attributable to cyclical net outflows of municipal deposits, as well as a reduction in commercial deposits concentrated with one large local business relationship. Interest-bearing deposits decreased $43.8 million, or 5.3%, to $782.4 million at March 31, 2018 compared to $826.1 million at December 31, 2017, while non-interest-bearing demand deposits decreased $3.4 million, or 1.9%, comparing the same time period.

Equity

Total shareholders’ equity decreased $2.5 million, or 2.8%, to $86.7 million at March 31, 2018 from $89.2 million at December 31, 2017. The reduction in capital resulted primarily from a $3.9 million increase in accumulated other comprehensive loss coupled with dividends declared and paid of $0.7 million, partially offset by net income for the first quarter of 2018 of $2.0 million. Book value per common share was $5.17 at March 31, 2018, a decrease of $0.15, or 2.8%, compared to $5.32 at December 31, 2017.

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

The statements of cash flows present the change in cash and cash equivalents from operating, investing and financing activities. Cash and due from banks and interest-bearing deposits in other banks are FNCB’s most liquid assets. At March 31, 2018, cash and cash equivalents totaled $14.2 million, a decrease of $23.5 million compared to $37.7 million at December 31, 2017. Net funds used in investing activities were $57.1 million for the first quarter of 2018, largely representing an increase in loans to customers of $43.0 million, coupled with purchases of securities available for sale of $15.4 million. Investing activities provided $28.7 million in net cash for the three months ended March 31, 2018, which resulted primarily from net proceeds from FHLB advances of $76.5 million, partially offset by a decrease in deposits of $47.2 million. Operating activities for the first three months of 2018 provided net cash of $4.9 million.

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

While ALCO regularly performs a wide variety of simulations under various strategic balance sheet and treasury yield curve scenarios, the following results reflect FNCB’s sensitivity over the subsequent twelve months based on the following assumptions:

●	asset and liability levels using March 31, 2018 as a starting point;
●	cash flows are based on contractual maturity and amortization schedules with applicable prepayments derived from internal historical data and external sources; and
●	cash flows are reinvested into similar instruments so as to keep interest-earning asset and interest-bearing liability levels constant.

The following table illustrates the simulated impact of parallel and instantaneous interest rate shocks of +400 basis points, +200 basis points, and -100 basis points on net interest income and the change in economic value over a one-year time horizon from the March 31, 2018 levels:

	Rates +200		Rates +400		Rates -100
	Simulation Results	Policy Limit	Simulation Results	Policy Limit	Simulation Results	Policy Limit
Earnings at risk:
Percent change in net interest income	(4.6%)	(10.0%)	(9.5%)	(20.0%)	(1.8%)	(5.0%)

Economic value at risk:
Percent change in economic value of equity	(7.8%)	(20.0%)	(16.5%)	(35.0%)	(2.6%)	(10.0%)

Under the model, FNCB’s net interest income and economic value of equity are expected to decrease 4.6% and 7.8%, respectively, under a +200-basis point interest rate shock. Model results at December 31, 2017 were comparable and indicated net interest income and economic value of equity were expected to decrease 2.9% and 5.0%, respectively, given a +200-basis point rate shock.

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

As previously mentioned, as part of its ongoing monitoring, ALCO requires periodic back testing of modeling results, which involves after-the-fact comparisons of projections with FNCB’s actual performance to measure the validity of assumptions used in the modeling techniques. As part of its quarterly review, management compared tax-equivalent net interest income recorded for the three months ended March 31, 2018 with tax-equivalent net interest income that was projected for the same three-month period. The variance between actual and projected tax-equivalent net interest income for the three-month period ended March 31, 2018 was $289 thousand, or 3.1%. The variance for the first quarter of 2018 was largely attributable to higher than anticipated loan growth. ALCO performs a detailed rate/volume analysis between actual and projected results in order to continue to improve the accuracy of it simulation models.

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

For the three months ended March 31, 2018, FNCB did not engage in any off-balance sheet transactions that would have or would be reasonably likely to have a material effect on its consolidated financial condition.

Item 3 — Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in FNCB’s exposure to market risk during the first three months of 2018.  For discussion of FNCB’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in FNCB’s Form 10-K for the year ended December 31, 2017.

Item 4 — Controls and Procedures

FNCB’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of FNCB’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, FNCB’s Chief Executive Officer and Chief Financial Officer concluded FNCB’s disclosure controls and procedures were effective as of March 31, 2018.

There were no changes made to FNCB’s internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, FNCB’s internal control over financial reporting.

PART II Other Information

Item 1 — Legal Proceedings.

On May 24, 2012, a putative shareholder filed a complaint in the Court of Common Pleas for Lackawanna County (“Shareholder Derivative Suit”) against certain present and former directors and officers of FNCB (the “Individual Defendants”) alleging, inter alia, breach of fiduciary duty, abuse of control, corporate waste, and unjust enrichment. FNCB was named as a nominal defendant. On February 4, 2014, the Court issued a Final Order and Judgment for the matter granting approval of a Stipulation of Settlement (the “Settlement”) and dismissing all claims against FNCB and the Individual Defendants. As part of the Settlement, without admitting any fault, wrongdoing or liability, the Individual Defendants agreed to settle the derivative litigation for $5.0 million. The $5.0 million Settlement payment was made to FNCB on March 28, 2014. The Individual Defendants reserved their rights to indemnification under FNCB’s Articles of Incorporation and Bylaws, resolutions adopted by the Board, the Pennsylvania Business Corporation Law and any and all rights they have against FNCB’s and the Bank’s insurance carriers. In addition, in conjunction with the Settlement, FNCB accrued $2.5 million related to fees and costs of the plaintiff’s attorneys, which was included in non-interest expense in the consolidated statements of income for the year ended December 31, 2013. On April 1, 2014, FNCB paid the $2.5 million related to fees and costs of the plaintiff’s attorneys and partial indemnification of the Individual Defendants in the amount of $2.5 million. Commencing on July 1, 2017, FNCB made partial indemnifications to the Individual Defendants through monthly principal payments, made on behalf of the Individual Defendants, of $25,000 plus accrued interest to First Northern Bank and Trust Co. As of March 31, 2018, $2.5 million plus accrued interest was accrued in other liabilities related to the potential indemnification of the Individual Defendants. On April 11, 2018, FNCB indemnified the Individual Defendants by paying in full the $2.5 million, plus accrued interest to First Northern Bank & Trust Co, which satisfied that liability outstanding at March 31, 2018.

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

There have been no changes in the status of the other litigation disclosed in FNCB’s Annual Report on Form 10-K for the year ended December 31, 2017.

Item 1A — Risk Factors.

Management of FNCB does not believe there have been any material changes in the risk factors that were previously disclosed in FNCB’s Form 10-K for the year ending December 31, 2017.

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

Registrant:  FNCB BANCORP, INC.

Date: May 4, 2018	By:	/s/ Gerard A. Champi
Gerard A. Champi
President and Chief Executive Officer

Date: May 4, 2018	By:	/s/ James M. Bone, Jr.
James M. Bone, Jr., CPA
Executive Vice President and Chief Financial Officer
Principal Financial Officer

Date: May 4, 2018	By:	/s/ Stephanie A. Westington
Stephanie A. Westington, CPA
Senior Vice President and Controller
Principal Accounting Officer