Form 10-Q
period 2018-06-30
FNCB Bancorp, Inc.
filed 2018-08-03
CIK 1035976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Common Stock, $1.25 par value	16,819,258 shares
(Title of Class)	(Outstanding at August 3, 2018)

Part I - Financial Information

Item 1 - Financial Statements

FNCB BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(unaudited)

	June 30,	December 31,
(in thousands, except share data)	2018	2017
Assets
Cash and cash equivalents:
Cash and due from banks	$16,500	$22,755
Interest-bearing deposits in other banks	4,624	14,991
Total cash and cash equivalents	21,124	37,746
Debt securities available for sale, at fair value	290,863	289,459
Equity securities	892	918
Restricted stock, at cost	7,964	2,763
Loans held for sale	629	1,095
Loans, net of allowance for loan and lease losses of $9,459 and $9,034	845,932	761,609
Bank premises and equipment, net	13,900	10,388
Accrued interest receivable	3,654	3,234
Bank-owned life insurance	30,732	30,460
Other real estate owned	787	1,023
Net deferred tax assets	16,282	15,785
Other assets	6,528	7,825
Total assets	$1,239,287	$1,162,305

Liabilities
Deposits:
Demand (non-interest-bearing)	$177,388	$176,325
Interest-bearing	777,855	826,123
Total deposits	955,243	1,002,448
Borrowed funds:
Federal Home Loan Bank of Pittsburgh advances	174,251	44,968
Subordinated debentures	5,000	5,000
Junior subordinated debentures	10,310	10,310
Total borrowed funds	189,561	60,278
Accrued interest payable	331	241
Other liabilities	7,027	10,147
Total liabilities	1,152,162	1,073,114

Shareholders' equity
Preferred stock ($1.25 par)
Authorized: 20,000,000 shares at June 30, 2018 and December 31, 2017
Issued and outstanding: 0 shares at June 30, 2018 and December 31, 2017	-	-
Common stock ($1.25 par)
Authorized: 50,000,000 shares at June 30, 2018 and December 31, 2017
Issued and outstanding: 16,817,097 shares at June 30, 2018 and 16,757,963 shares at December 31, 2017	21,021	20,947
Additional paid-in capital	63,374	63,210
Retained earnings	9,792	6,779
Accumulated other comprehensive loss	(7,062)	(1,745)
Total shareholders' equity	87,125	89,191
Total liabilities and shareholders’ equity	$1,239,287	$1,162,305

The accompanying notes to consolidated financial statements are an integral part of these statements.

FNCB BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except share data)	2018	2017	2018	2017
Interest income
Interest and fees on loans	$9,031	$7,191	$17,319	$14,172
Interest and dividends on securities:
U.S. government agencies	886	850	1,776	1,750
State and political subdivisions, tax-free	38	12	58	35
State and political subdivisions, taxable	1,027	978	2,051	1,800
Other securities	240	120	435	243
Total interest and dividends on securities	2,191	1,960	4,320	3,828
Interest on interest-bearing deposits in other banks	12	32	35	122
Total interest income	11,234	9,183	21,674	18,122
Interest expense
Interest on deposits	1,134	826	2,201	1,570
Interest on borrowed funds:
Interest on Federal Home Loan Bank of Pittsburgh advances	707	130	1,059	261
Interest on subordinated debentures	57	114	113	226
Interest on junior subordinated debentures	99	73	186	142
Total interest on borrowed funds	863	317	1,358	629
Total interest expense	1,997	1,143	3,559	2,199
Net interest income before provision (credit) for loan and lease losses	9,237	8,040	18,115	15,923
Provision (credit) for loan and lease losses	880	421	1,600	(57)
Net interest income after provision (credit) for loan and lease losses	8,357	7,619	16,515	15,980
Non-interest income
Deposit service charges	747	728	1,449	1,419
Net (loss) gain on the sale of available-for-sale securities	(4)	693	(4)	971
Net loss on equity securities	(7)	-	(26)	-
Net gain on the sale of mortgage loans held for sale	51	110	100	135
Net gain on the sale of SBA guaranteed loans	71	56	322	56
Net (loss) gain on the sale of other repossessed assets	-	(10)	-	47
Net (loss) gain on the sale of other real estate owned	(7)	6	31	57
Loan-related fees	76	65	160	156
Income from bank-owned life insurance	138	135	272	270
Other	464	240	744	482
Total non-interest income	1,529	2,023	3,048	3,593
Non-interest expense
Salaries and employee benefits	3,485	3,298	7,151	6,822
Occupancy expense	526	586	1,129	1,173
Equipment expense	323	446	637	906
Advertising expense	213	191	326	305
Data processing expense	647	509	1,295	996
Regulatory assessments	196	164	397	337
Bank shares tax	222	252	489	510
Expense of other real estate owned	55	288	100	328
Professional fees	196	180	492	456
Insurance expense	133	128	268	253
Other losses	86	147	127	285
Other operating expenses	884	751	1,787	1,497
Total non-interest expense	6,966	6,940	14,198	13,868
Income before income tax expense	2,920	2,702	5,365	5,705
Income tax expense	508	910	934	1,716
Net income	$2,412	$1,792	$4,431	$3,989

Earnings per share
Basic	$0.14	$0.11	$0.26	$0.24
Diluted	$0.14	$0.11	$0.26	$0.24

Cash dividends declared per common share	$0.04	$0.03	$0.08	$0.06
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	16,792,812	16,716,899	16,778,188	16,687,389
Diluted	16,819,286	16,736,995	16,801,426	16,704,056

The accompanying notes to consolidated financial statements are an integral part of these statements.

FNCB BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2018	2017	2018	2017
Net income	$2,412	$1,792	$4,431	$3,989
Other comprehensive (loss) income:
Unrealized (losses) gains on securities available for sale	(1,840)	3,323	(6,816)	5,159
Taxes	387	(1,129)	1,431	(1,754)
Net of tax amount	(1,453)	2,194	(5,385)	3,405

Reclassification adjustment for losses (gains) included in net income	4	(693)	4	(971)
Taxes	(1)	235	(1)	330
Net of tax amount	3	(458)	3	(641)

Total other comprehensive (loss) income	(1,450)	1,736	(5,382)	2,764

Comprehensive income (loss)	$962	$3,528	$(951)	$6,753

The accompanying notes to consolidated financial statements are an integral part of these statements.

FNCB BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Six Months Ended June 30, 2018 and 2017
(unaudited)

					Accumulated
	Number		Additional		Other	Total
	of Common	Common	Paid-in	Retained	Comprehensive	Shareholders'
(in thousands, except share data)	Shares	Stock	Capital	Earnings	(Loss) Income	Equity
Balances, December 31, 2016	16,645,845	$20,807	$62,593	$8,531	$(1,560)	$90,371
Net income for the period	-	-	-	3,989	-	3,989
Cash dividends paid, $0.06 per share	-	-	-	(1,003)	-	(1,003)
Restricted stock awards	-	-	167	-	-	167
Common shares issued under long-term incentive compensation plan	46,878	58	(58)	-	-	-
Common shares issued through dividend reinvestment / optional cash purchase plan	65,240	82	374	-	-	456
Other comprehensive income, net of tax of $1,424	-	-	-	-	2,764	2,764
Balances, June 30, 2017	16,757,963	$20,947	$63,076	$11,517	$1,204	$96,744

Balances, December 31, 2017	16,757,963	$20,947	$63,210	$6,779	$(1,745)	$89,191
Net income for the period	-	-	-	4,431	-	4,431
Cash dividends paid, $0.08 per share	-	-	-	(1,343)	-	(1,343)
Reclassification of unrealized loss on equity securities, net of tax	-	-	-	(65)	65	-
Restricted stock awards	-	-	137	-	-	137
Common shares issued under long-term incentive compensation plan	46,358	58	(58)	-	-	-
Common shares issued through dividend reinvestment / optional cash purchase plan	12,776	16	85	(10)	-	91
Other comprehensive loss, net of tax of $1,430	-	-	-	-	(5,382)	(5,382)
Balances, June 30, 2018	16,817,097	$21,021	$63,374	$9,792	$(7,062)	$87,125

The accompanying notes to consolidated financial statements are an integral part of these statements.

FNCB BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 30,
(in thousands)	2018	2017
Cash flows from operating activities:
Net income	$4,431	$3,989
Adjustments to reconcile net income to net cash provided by operating activities:
Investment securities amortization, net	398	568
Equity in trust	(6)	(4)
Depreciation and amortization	1,341	1,317
Valuation adjustment for loan servicing rights	-	(4)
Stock-based compensation expense	137	167
Provision (credit) for loan and lease losses	1,600	(57)
Valuation adjustment for off-balance sheet commitments	(55)	18
Net loss (gain) on the sale of available-for-sale securities	4	(971)
Net loss on equity securities	26	-
Net gain on the sale of mortgage loans held for sale	(100)	(135)
Net gain on the sale of SBA guaranteed loans	(322)	(56)
Net gain on the sale of other real estate owned	(31)	(57)
Valuation adjustment of other real estate owned	17	240
Net gain on the sale of other repossessed assets	-	(47)
Loss on the disposition of bank premises and equipment	30	63
Income from bank-owned life insurance	(272)	(270)
Proceeds from the sale of mortgage loans held for sale	5,032	6,402
Funds used to originate mortgage loans held for sale	(4,466)	(6,288)
Decrease in net deferred tax assets	934	1,716
Increase in accrued interest receivable	(420)	(27)
Decrease in prepaid expenses and other assets	1,271	355
Increase (decrease) in accrued interest payable	90	(7)
Decrease in director indemnification liability	(2,553)	-
Decrease in accrued expenses and other liabilities	(512)	(1,401)
Total adjustments	2,143	1,522
Net cash provided by operating activities	6,574	5,511

Cash flows from investing activities:
Maturities, calls and principal payments of debt securities available for sale	3,160	4,250
Proceeds from the sale of debt securities available for sale	4,559	76,486
Purchases of debt securities available for sale	(16,337)	(78,037)
(Purchase) redemption of the stock in Federal Home Loan Bank of Pittsburgh	(5,201)	1,029
Net (increase) decrease in loans to customers	(92,242)	45
Proceeds from the sale of SBA guaranteed loans	6,032	634
Proceeds from the sale of other real estate owned	470	808
Proceeds from the sale of other repossessed assets	-	280
Purchases of bank premises and equipment	(4,463)	(721)
Net cash (used in) provided by investing activities	(104,022)	4,774

Cash flows from financing activities:
Net decrease in deposits	(47,205)	(82,389)
Net proceeds from Federal Home Loan Bank of Pittsburgh advances - overnight	72,590	2,070
Proceeds from Federal Home Loan Bank of Pittsburgh advances - term	73,929	22,890
Repayment of Federal Home Loan Bank of Pittsburgh advances - term	(17,236)	(38,594)
Proceeds from issuance of common shares, net of discount	91	456
Cash dividends paid	(1,343)	(1,003)
Net cash provided by (used in) financing activities	80,826	(96,570)
Net decrease in cash and cash equivalents	(16,622)	(86,285)
Cash and cash equivalents at beginning of period	37,746	112,445
Cash and cash equivalents at end of period	$21,124	$26,160

Supplemental cash flow information:
Cash paid during the period for:
Interest	$3,469	$2,206
Income taxes	18	122
Other transactions:
Transfer of bank premises and equipment to other real estate owned	220	-
Loans transferred to other real estate owned and repossessed assets	-	80
Investor loans tranferred to other real estate owned or other assets	-	45
Available-for-sale securities purchased, not settled	-	3,134
Change in deferred gain on sale of other real estate owned	-	1

The accompanying notes to consolidated financial statements are an integral part of these statements.

FNCB BANCORP, INC. and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1.  Basis of Presentation

The consolidated financial statements of FNCB are comprised of the accounts of FNCB Bancorp, Inc., and its wholly-owned subsidiary, FNCB Bank (the “Bank”), as well as the Bank’s wholly-owned subsidiaries (collectively, “FNCB”). The accounting and reporting policies of FNCB conform to accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all the information and accompanying notes required by GAAP for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included in the consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation. Prior period amounts have been reclassified when necessary to conform to the current period’s presentation. Such reclassifications did not have an impact on the operating results or financial position of FNCB. The operating results and financial position of FNCB for the three and six months ended June 30, 2018, may not be indicative of future results of operations and financial position.

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

Note 2.  New Authoritative Accounting Guidance

Accounting Guidance to be Adopted in Future Periods

ASU 2016-02, Leases (Topic 842): “Leases” will require organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement and presentation of expenses and cash flows arising from a lease by the lessee will primarily depend on its classification as a finance or operating lease. However, unlike current GAAP, which requires only capital leases to be recognized on the balance sheet, the new ASU will require both finance and operating leases to be recognized on the balance sheet. ASU 2016-02 will also require disclosures to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. The new disclosures will include both qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. ASU 2016-02 is effective with fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 for public entities. Accordingly, FNCB will adopt this guidance on January 1, 2019. Management is currently evaluating the effect this guidance may have on its operating results or financial position, including working with various business units within the organization and reviewing contractual arrangements for embedded leases in an effort to identify FNCB’s full lease population. Upon adoption, FNCB will recognize right-of-use assets and lease liabilities for the majority of its operating lease commitments. The amounts of right-to-use assets and corresponding lease liabilities recorded upon adoption will be based primarily on the present value of unpaid future minimum lease payments as of January 1, 2019. The amounts will also be impacted by assumptions around renewals and/or extensions, and the interest rate used to discount those future lease obligations. As of December 31, 2017, FNCB reported approximately $825 thousand in minimum lease payments due under such agreements for the period January 1, 2019 and forward. While these leases represent a majority of the leases within the scope of the standard, the lease portfolio is subject to change as a result of the execution of new leases and the termination of existing leases prior to the effective date, as well as the identification of potential embedded and other leases through the date of adoption.

ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): “Measurement of Credit Losses on Financial Instruments,” replaces the current loss impairment methodology under GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to form credit loss estimates in an effort to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit. Specifically, the amendments in this ASU will require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The amendments in this update affect entities holding financial assets and net investment in leases that are not accounted for at fair value through net income, including such financial assets as loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. On  June 17, 2016, the four, federal financial institution regulatory agencies (the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the National Credit Union Administration and the Office of the Comptroller of the Currency), issued a joint statement to provide information about ASU 2016-13 and the initial supervisory views regarding the implementation of the new standard. The joint statement applies to all banks, savings associations, credit unions and financial institution holding companies, regardless of asset size. The statement details the key elements of, and the steps necessary for, the successful transition to the new accounting standard. In addition, the statement notifies financial institutions that because the appropriate allowance levels are institution-specific amounts, the agencies will not establish benchmark targets or ranges for the change in institutions’ allowance levels upon adoption of the ASU, or for allowance levels going forward. Due to the importance of ASU 2016-13, the agencies encourage financial institutions to begin planning and preparing for the transition and state that senior management, under the oversight of the board of directors, should work closely with staff in their accounting, lending, credit risk management, internal audit, and information technology functions during the transition period leading up to, and well after, adoption. ASU 2016-13 is effective for public business entities that are U.S. Securities and Exchange Commission (“SEC”) filers for fiscal years beginning after  December 15, 2019, including interim periods within those fiscal years. All entities  may adopt the amendments in this ASU earlier as of the fiscal years beginning after  December 15, 2018, including interim periods within those fiscal years. Accordingly, FNCB will adopt this guidance on  January 1, 2020. FNCB has created a Current Expected Credit Loss (“CECL”) task group comprised of members of its finance, credit administration, lending, internal audit, loan operations and information systems units. The CECL task group has become familiar with the provisions of ASU 2016-13 and is in the process of planning and preparing for the transition to the new guidance, which includes, but is not limited to: (1) developing an appropriate course of action for FNCB taking into consideration the nature, scope, and risk of its lending and investing activities; (2) identifying segments and sub-segments within the loan portfolio that have similar risk characteristics; (3) reviewing the existing allowance and credit risk management practices to identify processes that  may be leveraged when applying the new guidance; (4) identifying data needs and implementing changes that are necessary to its core operating system and interfaces to be able to capture data requirements; and (5) evaluating the effect this guidance  may have on FNCB’s operating results and/or financial position, including assessing any potential impact on its capital.

Refer to Note 2 to FNCB’s consolidated financial statements included in the 2017 Annual Report on Form 10-K and the Quarterly Report on Form 10-Q for the period ended March 31, 2018 for a discussion of additional accounting guidance applicable to FNCB that will be adopted in future periods and accounting guidance previously adopted by FNCB during the three months ended March 31, 2018.

Note 3. Securities

During the third quarter of 2017, management identified two subordinated notes issued by other financial institutions in the amount of $1.0 million each and $1.0 million in mandatory-redeemable preferred stock of a subsidiary of another financial institution that were included in loans receivable at  December 31, 2016 and 2015 and the interim periods ended March 31, 2017 and June 30, 2017. Management determined that these financial instruments are in fact securities and upon identification reclassified the recorded investment in these instruments of $3.0 million from loans receivable to available-for-sale securities. Management also conducted an assessment of materiality of the reclassification to determine if FNCB’s previously-issued consolidated financial statements should be amended. Based on its qualitative and quantitative assessment of materiality, management determined that the reclassification did not have a material impact to FNCB’s financial position or results of operations as of and for the years, and interim periods within those years, ended  December 31, 2016 and 2015, and interim periods ended March 31, 2017 and June 30, 2017. Accordingly, management concluded that FNCB’s previously-issued consolidated financial statements and notes to the consolidated financial statements could still be relied upon. However, management has elected to correct the error in these current-period consolidated financial statements and notes to the consolidated financial statements by adjusting the prior-period information for comparability. These reclassifications and valuations had no effect on the consolidated statements of income, the consolidated statements of cash flows, or on earnings per share for the annual and interim periods of 2016 and first two interim periods of 2017.

Debt Securities

The following tables present the amortized cost, gross unrealized gains and losses, and the fair value of FNCB’s available-for-sale debt securities at June 30, 2018 and December 31, 2017:

	June 30, 2018
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(in thousands)	Cost	Gains	Losses	Value
Available-for-sale debt securities:
Obligations of state and political subdivisions	$154,461	$9	$4,015	$150,455
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	35,144	-	1,183	33,961
Collateralized mortgage obligations - commercial	76,219	-	3,145	73,074
Mortgage-backed securities	24,666	21	531	24,156
Corporate debt securities	4,000	-	43	3,957
Asset-backed securities	2,388	-	33	2,355
Negotiable certificates of deposit	2,924	-	19	2,905
Total available-for-sale debt securities	$299,802	$30	$8,969	$290,863

	December 31, 2017
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(in thousands)	Cost	Gains	Losses	Value
Available-for-sale debt securities:
Obligations of state and political subdivisions	$146,812	$567	$1,380	$145,999
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	36,100	73	516	35,657
Collateralized mortgage obligations - commercial	76,396	-	978	75,418
Mortgage-backed securities	22,254	174	117	22,311
Corporate debt securities	4,000	58	-	4,058
Asset-backed securities	3,100	3	17	3,086
Negotiable certificates of deposit	2,924	6	-	2,930
Total available-for-sale debt securities	$291,586	$881	$3,008	$289,459

Except for securities of U.S. government and government-sponsored agencies there were no securities of any individual issuer that exceeded 10.0% of shareholders’ equity at June 30, 2018.

At June 30, 2018 and December 31, 2017, securities with a carrying amount of $284.6 million and $282.3 million, respectively, were pledged as collateral to secure public deposits and for other purposes.

The following table presents the maturity information of FNCB’s available-for-sale debt securities at June 30, 2018.  Expected maturities will differ from contractual maturity because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Because collateralized mortgage obligations, mortgage-backed securities and asset-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary:

	June 30, 2018
	Amortized	Fair
(in thousands)	Cost	Value
Amounts maturing in:
One year or less	$496	$495
After one year through five years	54,566	53,649
After five years through ten years	102,255	99,240
After ten years	4,068	3,933
Asset-backed securities	2,388	2,355
Collateralized mortgage obligations	111,363	107,035
Mortgage-backed securities	24,666	24,156
Total	$299,802	$290,863

Gross proceeds from the sale of available-for-sale debt securities were $4.6 million for the three and six months ended June 30, 2018, with gross losses of $4 thousand realized upon the sales. There were no gains realized upon the sales for the three and six months ended June 30, 2018.

Gross proceeds from the sale of available-for-sale debt securities were $53.3 million and $76.5 million for the three and six months ended June 30, 2017, respectively, with gross gains of $736 thousand and $1,014 thousand, respectively, realized upon the sales. Gross losses realized upon the sales were $43 thousand for the three and six months ended June 30, 2017.

The following tables present the number, fair value and gross unrealized losses of available-for-sale debt securities with unrealized losses at June 30, 2018 and December 31, 2017, aggregated by investment category and length of time the securities have been in an unrealized loss position.

	June 30, 2018
	Less than 12 Months			12 Months or Longer			Total
	Number		Gross	Number		Gross	Number		Gross
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
(dollars in thousands)	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Obligations of state and political subdivisions	109	$121,305	$2,492	27	$26,559	$1,523	136	$147,864	$4,015
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	14	32,961	1,183	1	16	-	15	32,977	1,183
Collateralized mortgage obligations - commercial	23	63,283	2,578	2	9,790	567	25	73,073	3,145
Mortgage-backed securities	8	18,650	405	2	1,985	126	10	20,635	531
Corporate debt securities	3	3,957	43	-	-	-	3	3,957	43
Asset-backed securities	1	492	3	1	1,863	30	2	2,355	33
Negotiable certificates of deposit	12	2,905	19	-	-	-	12	2,905	19
Total	170	$243,553	$6,723	33	$40,213	$2,246	203	$283,766	$8,969

	December 31, 2017
	Less than 12 Months			12 Months or Longer			Total
	Number		Gross	Number		Gross	Number		Gross
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
(dollars in thousands)	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Obligations of state and political subdivisions	56	$65,056	$497	26	$24,595	$883	82	$89,651	$1,380
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	10	24,686	516	1	53	-	11	24,739	516
Collateralized mortgage obligations - commercial	22	64,344	672	2	10,076	306	24	74,420	978
Mortgage-backed securities	4	8,454	56	2	2,058	61	6	10,512	117
Corporate debt securities	-	-	-	-	-	-	-	-	-
Asset-backed securities	1	2,443	17	-	-	-	1	2,443	17
Negotiable certificates of deposit	1	247	-	-	-	-	1	247	-
Total	94	$165,230	$1,758	31	$36,782	$1,250	125	$202,012	$3,008

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

There were 203 securities in an unrealized loss position at June 30, 2018, including 136 obligations of state and political subdivisions, 50 securities issued by a U.S. government or government-sponsored agency, 12 negotiable certificates of deposit, two asset-backed securities and three corporate bonds. Management performed a review of all securities in an unrealized loss position as of June 30,2018, and determined that movements in the fair values of the securities were consistent with changes in market interest rates. In addition, as part of its review, management noted that there was no material change in the credit quality of any of the issuers or any other event or circumstance that may cause a significant adverse effect on the fair value of these securities. Moreover, to date, FNCB has received all scheduled principal and interest payments and expects to fully collect all future contractual principal and interest payments on all securities in an unrealized loss position at June 30, 2018. FNCB does not intend to sell the securities, nor is it more likely than not that it will be required to sell the securities, prior to recovery of their amortized cost. Based on the results of its review and considering the attributes of these debt securities, management concluded that the individual unrealized losses were temporary and OTTI did not exist at June 30, 2018.

Equity Securities

FNCB’s investment in equity securities is comprised entirely of a mutual fund investment comprised of one- to four-family residential mortgage-backed securities collateralized by properties within FNCB’s geographical market. At  December 31, 2017, this mutual fund had an amortized cost of $1.0 million and an unrealized loss of $82 thousand, resulting in a fair value of $918 thousand. In accordance with ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): “Recognition and Measurement of Financial Assets and Financial Liabilities” which became effective  January 1, 2018, FNCB will recognize any changes in the fair value of this equity security in the consolidated statements of income on a prospective basis. As a result of the adoption of this new accounting guidance on  January 1, 2018, FNCB recorded a one-time reclassification between retained earnings and accumulated other comprehensive loss for the unrealized loss on this mutual fund, net of taxes, of $65 thousand. During the three and six months ended  June 30, 2018, the fair value of this equity security declined by $7 thousand and $26 thousand, respectively, which is included in net loss on equity securities in the consolidated statements of income. The following table presents unrealized and realized gains and losses recognized in net income on equity securities for the six months ended  June 30, 2018.

For the Six Months Ended June 30,
(in thousands)	2018
Net losses recognized on equity securities	$(26)
Less: net gains (losses) recognized on equity securities sold	-
Unrealized losses on equity securities held	$(26)

Restricted Securities

The following table presents FNCB’s investment in restricted securities at June 30, 2018 and December 31, 2017. Restricted securities have limited marketability and are carried at cost:

	June 30,	December 31,
(in thousands)	2018	2017
Stock in Federal Home Loan Bank of Pittsburgh	$7,954	$2,753
Stock in Atlantic Community Bankers Bank	10	10
Total restricted securities, at cost	$7,964	$2,763

Management noted no indicators of impairment for the Federal Home Loan Bank (“FHLB”) of Pittsburgh or Atlantic Community Bankers Bank stock at June 30, 2018 and December 31, 2017.

Equity Securities without Readily Determinable Fair Values

FNCB owns a $1.7 million investment in the common stock of a privately-held bank holding company. The common stock was purchased during 2017 as part of a private placement pursuant to an exemption from the registration requirements of the Securities Act of 1933 for offerings not involving any public offering. The common stock of such bank holding company is not currently traded on any established market, and is not expected to be traded in the near future on any securities exchange or established over-the-counter market. FNCB has elected to account for this transaction as an investment in an equity security without a readily determinable fair value. An equity security without a readily determinable fair value shall be written down to its fair value if a qualitative assessment indicates that the investment is impaired and the fair value of the investment is less than its carrying value. The $1.7 million investment is included in other assets in the consolidated statements of financial condition at June 30, 2018. As part of its qualitative assessment, management engaged an independent third party to provide a valuation of this investment as of June 30, 2018, which indicated that the investment was not impaired. Management determined that no adjustment for impairment was required at June 30, 2018.

Note 4. Loans

The following table summarizes loans receivable, net, by category at June 30, 2018 and December 31, 2017:

	June 30,	December 31,
(in thousands)	2018	2017
Residential real estate	$168,827	$158,020
Commercial real estate	260,119	261,783
Construction, land acquisition and development	23,340	20,981
Commercial and industrial	167,001	150,103
Consumer	179,088	134,653
State and political subdivisions	52,954	42,529
Total loans, gross	851,329	768,069
Unearned income	(75)	(80)
Net deferred loan costs	4,137	2,654
Allowance for loan and lease losses	(9,459)	(9,034)
Loans, net	$845,932	$761,609

FNCB has granted loans, letters of credit and lines of credit to certain of its executive officers and directors as well as to certain of their related parties. For more information about related party transactions, refer to Note 7, “Related Party Transactions” to these consolidated financial statements.

FNCB originates one- to four-family mortgage loans for sale in the secondary market. During the three and six months ended June 30, 2018, one- to four-family mortgages sold on the secondary market were $2.1 million and $5.0 million, respectively. Net gains on the sale of residential mortgage loans for the three and six months ended June 30, 2018 were $51 thousand and $100 thousand, respectively, and $110 thousand and $135 thousand, respectively, for the comparable periods of 2017. FNCB retains servicing rights on these mortgages. At June 30, 2018 and December 31, 2017, there were $629 thousand and $1.1 million one- to four-family residential mortgage loans held for sale, respectively.

During the three and six months ended June 30, 2018, FNCB sold the guaranteed principal balance of loans that were guaranteed by the Small Business Administration (“SBA”) totaling $0.8 million and $5.7 million, respectively. Net gains of $71 thousand and $322 thousand were realized upon the sales and included in non-interest income for the three and six months ended June 30, 2018, respectively. FNCB retained the servicing rights on these loans. For both the three and six months ended June 30, 2017, FNCB sold the guaranteed balance of loans of $0.6 million and realized net gains on the sales of $56 thousand. The unpaid principal balance of loans serviced for others, including residential mortgages and SBA guaranteed loans were $108.5 million at June 30, 2018 and $103.0 million at December 31, 2017.

FNCB does not have any lending programs commonly referred to as subprime lending. Subprime lending generally targets borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments, and bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burden ratios.

There were no material changes to the risk characteristics of FNCB’s loan segments, loan classification and credit grading systems and methodology for determining the adequacy of the ALLL during the six months ended June 30, 2018. Refer to Note 2, “Summary of Significant Accounting Policies” to FNCB’s consolidated financial statements included in the 2017 Annual Report on Form 10-K for information about the risk characteristics related to FNCB’s loan segments, loan classification and credit grading systems and methodology for determining the adequacy of the ALLL.

Management evaluates the credit quality of the loan portfolio on an ongoing basis, and performs a formal review of the adequacy of the ALLL on a quarterly basis. This evaluation is inherently subjective, as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions. Actual loan losses may be significantly more than the established ALLL, which could have a material negative effect on FNCB’s operating results or financial condition. While management uses the best information available to make its evaluations, future adjustments to the ALLL may be necessary if conditions differ substantially from the information used in making the evaluations. Banking regulators, as an integral part of their examination of FNCB, also review the ALLL, and may require, based on their judgments about information available to them at the time of their examination, that certain loan balances be charged off or require that adjustments be made to the ALLL.

The following table summarizes activity in the ALLL by loan category for the three and six months ended June 30, 2018 and 2017:

			Construction,
			Land			State and
	Residential	Commercial	Acquisition and	Commercial		Political
(in thousands)	Real Estate	Real Estate	Development	and Industrial	Consumer	Subdivisions	Total
Three months ended June 30, 2018:
Allowance for loan losses:

Beginning balance, April 1, 2018	$1,249	$3,342	$256	$2,505	$1,822	$388	$9,562
Charge-offs	-	(1,126)	-	(4)	(180)	-	(1,310)
Recoveries	121	2	-	75	129	-	327
Provisions (credits)	(169)	889	(5)	(121)	235	51	880
Ending balance, June 30, 2018	$1,201	$3,107	$251	$2,455	$2,006	$439	$9,459

Three months ended June 30, 2017:
Allowance for loan losses:

Beginning balance, April 1, 2017	$1,144	$3,501	$223	$1,679	$1,410	$349	$8,306
Charge-offs	(31)	(29)	-	(317)	(88)	-	(465)
Recoveries	11	1	-	110	85	-	207
Provisions (credits)	24	(451)	13	841	35	(41)	421
Ending balance, June 30, 2017	$1,148	$3,022	$236	$2,313	$1,442	$308	$8,469

Six months ended June 30, 2018:
Allowance for loan losses:

Beginning balance, January 1, 2018	$1,236	$3,499	$209	$2,340	$1,395	$355	$9,034
Charge-offs	(63)	(1,126)	-	(81)	(440)	-	(1,710)
Recoveries	127	3	30	147	228	-	535
Provisions (credits)	(99)	731	12	49	823	84	1,600
Ending balance, June 30, 2018	$1,201	$3,107	$251	$2,455	$2,006	$439	$9,459

Six months ended June 30, 2017:
Allowance for loan losses:

Beginning balance, January 1, 2017	$1,171	$3,297	$268	$1,736	$1,457	$490	$8,419
Charge-offs	(80)	(29)	-	(347)	(306)	-	(762)
Recoveries	12	5	421	179	252	-	869
Provisions (credits)	45	(251)	(453)	745	39	(182)	(57)
Ending balance, June 30, 2017	$1,148	$3,022	$236	$2,313	$1,442	$308	$8,469

The following table represents the allocation of the ALLL and the related loan balance, by loan category, disaggregated based on the impairment methodology at June 30, 2018 and December 31, 2017:

			Construction,
			Land			State and
	Residential	Commercial	Acquisition and	Commercial		Political
(in thousands)	Real Estate	Real Estate	Development	and Industrial	Consumer	Subdivisions	Total
June 30, 2018
Allowance for loan losses:
Individually evaluated for impairment	$8	$86	$-	$600	$2	$-	$696
Collectively evaluated for impairment	1,193	3,021	251	1,855	2,004	439	8,763
Total	$1,201	$3,107	$251	$2,455	$2,006	$439	$9,459

Loans receivable:
Individually evaluated for impairment	$1,801	$8,464	$83	$793	$388	$-	$11,529
Collectively evaluated for impairment	167,026	251,655	23,257	166,208	178,700	52,954	839,800
Total	$168,827	$260,119	$23,340	$167,001	$179,088	$52,954	$851,329

December 31, 2017
Allowance for loan losses:
Individually evaluated for impairment	$33	$138	$-	$600	$2	$-	$773
Collectively evaluated for impairment	1,203	3,361	209	1,740	1,393	355	8,261
Total	$1,236	$3,499	$209	$2,340	$1,395	$355	$9,034

Loans receivable:
Individually evaluated for impairment	$1,902	$8,164	$85	$795	$395	$-	$11,341
Collectively evaluated for impairment	156,118	253,619	20,896	149,308	134,258	42,529	756,728
Total	$158,020	$261,783	$20,981	$150,103	$134,653	$42,529	$768,069

Credit Quality Indicators – Commercial Loans

Management continuously monitors and evaluates the credit quality of FNCB’s commercial loans by regularly reviewing certain credit quality indicators. Management utilizes credit risk ratings as the key credit quality indicator for evaluating the credit quality of FNCB’s loan receivables.

FNCB’s loan rating system assigns a degree of risk to commercial loans based on relevant information about the ability of borrowers to service their debt, such as: current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors. Management analyzes these non-homogeneous loans individually by grading the loans as to credit risk and probability of collection for each type of loan. Commercial and industrial loans include commercial indirect auto loans which are not individually risk rated, and construction, land acquisition and development loans include residential construction loans which are also not individually risk rated. These loans are monitored on a pool basis due to their homogeneous nature as described in “Credit Quality Indicators – Other Loans” below. FNCB risk rates certain residential real estate loans and consumer loans that are part of a larger commercial relationship using a credit grading system as described in “Credit Quality Indicators – Commercial Loans.” The grading system contains the following basic risk categories:

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

The following tables present the recorded investment in loans receivable by loan category and credit quality indicator at June 30, 2018 and December 31, 2017:

	Credit Quality Indicators
	June 30, 2018
	Commercial Loans						Other Loans
		Special				Subtotal	Accruing	Non-accrual	Subtotal	Total
(in thousands)	Pass	Mention	Substandard	Doubtful	Loss	Commercial	Loans	Loans	Other	Loans
Residential real estate	$34,346	$411	$134	$-	$-	$34,891	$133,602	$334	$133,936	$168,827
Commercial real estate	246,509	2,253	11,357	-	-	260,119	-	-	-	260,119
Construction, land acquisition and development	20,990	324	575	-	-	21,889	1,451	-	1,451	23,340
Commercial and industrial	157,690	649	2,353	-	-	160,692	6,309	-	6,309	167,001
Consumer	2,040	35	-	-	-	2,075	176,724	289	177,013	179,088
State and political subdivisions	51,768	1,020	102	-	-	52,890	64	-	64	52,954
Total	$513,343	$4,692	$14,521	$-	$-	$532,556	$318,150	$623	$318,773	$851,329

	Credit Quality Indicators
	December 31, 2017
	Commercial Loans						Other Loans
		Special				Subtotal	Accruing	Non-accrual	Subtotal	Total
(in thousands)	Pass	Mention	Substandard	Doubtful	Loss	Commercial	Loans	Loans	Other	Loans
Residential real estate	$27,186	$421	$62	$-	$-	$27,669	$129,887	$464	$130,351	$158,020
Commercial real estate	245,779	2,461	13,543	-	-	261,783	-	-	-	261,783
Construction, land acquisition and development	18,280	330	6	-	-	18,616	2,365	-	2,365	20,981
Commercial and industrial	142,019	479	1,597	-	-	144,095	6,008	-	6,008	150,103
Consumer	1,731	-	34	-	-	1,765	132,584	304	132,888	134,653
State and political subdivisions	42,040	-	396	-	-	42,436	93	-	93	42,529
Total	$477,035	$3,691	$15,638	$-	$-	$496,364	$270,937	$768	$271,705	$768,069

Included in loans receivable are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The recorded investment in these non-accrual loans was $3.5 million and $2.6 million at June 30, 2018 and December 31, 2017, respectively. Generally, loans are placed on non-accrual status when they become 90 days or more delinquent and remain on non-accrual status until they are brought current, have six months of performance under the loan terms, and factors indicating reasonable doubt about the timely collection of payments no longer exist. Therefore, loans may be current in accordance with their loan terms, or may be less than 90 days delinquent, and still be on a non-accrual status. There were no loans past due 90 days or more and still accruing at June 30, 2018 and December 31, 2017.

The following tables present the delinquency status of past due and non-accrual loans at June 30, 2018 and December 31, 2017:

	June 30, 2018
	Delinquency Status
	0-29 Days	30-59 Days	60-89 Days	>/= 90 Days
(in thousands)	Past Due	Past Due	Past Due	Past Due	Total
Performing (accruing) loans:
Residential real estate	$167,523	$827	$20	$-	$168,370
Commercial real estate	258,268	-	-	-	258,268
Construction, land acquisition and development	23,257	-	83	-	23,340
Commercial and industrial	165,873	223	33	-	166,129
Consumer	177,430	1,104	265	-	178,799
State and political subdivisions	52,954	-	-	-	52,954
Total performing (accruing) loans	845,305	2,154	401	-	847,860

Non-accrual loans:
Residential real estate	317	-	-	140	457
Commercial real estate	1,126	-	-	725	1,851
Construction, land aquisition and development	-	-	-	-	-
Commercial and industrial	750	-	83	39	872
Consumer	50	68	53	118	289
State and political subdivisions	-	-	-	-	-
Total non-accrual loans	2,243	68	136	1,022	3,469

Total loans receivable	$847,548	$2,222	$537	$1,022	$851,329

	December 31, 2017
	Delinquency Status
	0-29 Days	30-59 Days	60-89 Days	>/= 90 Days
(in thousands)	Past Due	Past Due	Past Due	Past Due	Total
Performing (accruing) loans:
Residential real estate	$156,701	$793	$-	$-	$157,494
Commercial real estate	260,276	70	473	-	260,819
Construction, land acquisition and development	20,954	27	-	-	20,981
Commercial and industrial	149,046	185	88	-	149,319
Consumer	133,034	1,028	287	-	134,349
State and political subdivisions	42,529	-	-	-	42,529
Total peforming (accruing) loans	762,540	2,103	848	-	765,491

Non-accrual loans:
Residential real estate	342	63	-	120	525
Commercial real estate	-	-	-	964	964
Construction, land acquisition and development	-	-	-	-	-
Commercial and industrial	750	-	-	35	785
Consumer	25	92	53	134	304
State and political subdivisions	-	-	-	-	-
Total non-accrual loans	1,117	155	53	1,253	2,578

Total loans receivable	$763,657	$2,258	$901	$1,253	$768,069

The following tables present a distribution of the recorded investment, unpaid principal balance and the related allowance for FNCB’s impaired loans, which have been analyzed for impairment under ASC 310, at June 30, 2018 and December 31, 2017. Non-accrual loans, other than TDRs, with balances less than the $100 thousand loan relationship threshold are not evaluated individually for impairment and accordingly, are not included in the following tables. However, these loans are evaluated collectively for impairment as homogenous pools in the general allowance under ASC Topic 450. Total non-accrual loans, other than TDRs, with balances less than the $100 thousand loan relationship threshold that were evaluated under ASC Topic 450 amounted to $0.7 million at June 30, 2018 and $0.5 million at December 31, 2017.

	June 30, 2018
		Unpaid
	Recorded	Principal	Related
(in thousands)	Investment	Balance	Allowance
With no related allowance recorded:
Residential real estate	$205	$277	$-
Commercial real estate	6,160	7,023	-
Construction, land acquisition and development	83	83	-
Commercial and industrial	20	52	-
Consumer	28	29	-
State and political subdivisions	-	-	-
Total impaired loans with no related allowance recorded	6,496	7,464	-

With a related allowance recorded:
Residential real estate	1,596	1,596	8
Commercial real estate	2,304	2,304	86
Construction, land acquisition and development	-	-	-
Commercial and industrial	773	773	600
Consumer	360	360	2
State and political subdivisions	-	-	-
Total impaired loans with a related allowance recorded	5,033	5,033	696

Total impaired loans:
Residential real estate	1,801	1,873	8
Commercial real estate	8,464	9,327	86
Construction, land acquisition and development	83	83	-
Commercial and industrial	793	825	600
Consumer	388	389	2
State and political subdivisions	-	-	-
Total impaired loans	$11,529	$12,497	$696

	December 31, 2017
		Unpaid
	Recorded	Principal	Related
(in thousands)	Investment	Balance	Allowance
With no related allowance recorded:
Residential real estate	$190	$216	$-
Commercial real estate	5,174	5,295	-
Construction, land acquisition and development	85	85	-
Commercial and industrial	21	53	-
Consumer	30	30	-
State and political subdivisions	-	-	-
Total impaired loans with no related allowance recorded	5,500	5,679	-

With a related allowance recorded:
Residential real estate	1,712	1,751	33
Commercial real estate	2,990	2,990	138
Construction, land acquisition and development	-	-	-
Commercial and industrial	774	774	600
Consumer	365	365	2
State and political subdivisions	-	-	-
Total impaired loans with a related allowance recorded	5,841	5,880	773

Total impaired loans:
Residential real estate	1,902	1,967	33
Commercial real estate	8,164	8,285	138
Construction, land acquisition and development	85	85	-
Commercial and industrial	795	827	600
Consumer	395	395	2
State and political subdivisions	-	-	-
Total impaired loans	$11,341	$11,559	$773

The following table presents the average balance of, and interest income recognized on, impaired loans summarized by loan category for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
(in thousands)	Average Balance	Interest Income (1)	Average Balance	Interest Income (1)	Average Balance	Interest Income (1)	Average Balance	Interest Income (1)
Residential real estate	$1,805	$21	$1,841	$21	$1,837	$42	$1,884	$42
Commercial real estate	7,826	75	7,452	72	7,833	152	6,133	112
Construction, land acquisition and development	84	1	87	1	84	2	123	2
Commercial and industrial	794	1	1,059	9	794	1	879	14
Consumer	389	3	295	3	391	7	296	6
State and political subdivisions	-	-	-	-	-	-	-	-
Total impaired loans	$10,898	$101	$10,734	$106	$10,939	$204	$9,315	$176

(1) Interest income represents income recognized on accruing TDRs.

The additional interest income that would have been earned on non-accrual and restructured loans had these loans performed in accordance with their original terms approximated $45 thousand and $85 thousand for the three and six months ended June 30, 2018, respectively, and $39 thousand and $66 thousand for the three and six months ended June 30, 2017, respectively.

Troubled Debt Restructured Loans

TDRs at June 30, 2018 and December 31, 2017 were $9.6 million and $10.2 million, respectively. Accruing and non-accruing TDRs were $8.7 million and $0.9 million, respectively at June 30, 2018, and $9.3 million and $0.9 million, respectively at December 31, 2017. Approximately $696 thousand and $750 thousand in specific reserves have been established for TDRs as of June 30, 2018, and December 31, 2017, respectively. FNCB was not committed to lend additional funds to any loan classified as a TDR at June 30, 2018.

The modification of the terms of such loans may include one or a combination of the following, among others: a reduction of the stated interest rate of the loan, an extension of the maturity date, capitalization of real estate taxes, a payment modification under a forbearance agreement, or a permanent reduction of the recorded investment in the loan.

There were no loans modified as TDRs during the three and six months ended June 30, 2018. The following tables present the pre- and post-modification recorded investment in loans modified as TDRs and type of modifications made during the three and six months ended June 30, 2017.

	Three Months Ended June 30, 2017
		Pre-Modification Outstanding Recorded Investment by Type of Modification				Post-Modification
(in thousands)	Number of Contracts	Forebearance	Extension of Term	Extension of Term and Forebearance	Total	Outstanding Recorded Investment
Troubled debt restructurings:
Residential real estate	1	$-	$63	$-	$63	$63
Commercial real estate	7	1,228	-	-	1,228	1,228
Construction, land acquisition and development	-	-	-	-	-	-
Commercial and industrial	3	1,125	-	25	1,150	1,150
Consumer	-	-	-	-	-	-
States and political subdivisions	-	-	-	-	-	-
Total new troubled debt restructurings	11	$2,353	$63	$25	$2,441	$2,441

	Six Months Ended June 30, 2017
		Pre-Modification Outstanding Recorded Investment by Type of Modification				Post-Modification
(in thousands)	Number of Contracts	Forebearance	Extension of Term	Extension of Term and Forebearance	Total	Outstanding Recorded Investment
Troubled debt restructurings:
Residential real estate	1	$-	$63	$-	$63	$63
Commercial real estate	8	5,250	-	-	5,250	5,250
Construction, land acquisition and development	-	-	-	-	-	-
Commercial and industrial	4	1,820	-	25	1,845	1,845
Consumer	-	-	-	-	-	-
States and political subdivisions	-	-	-	-	-	-
Total new troubled debt restructurings	13	$7,070	$63	$25	$7,158	$7,158

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

There were no TDRs modified within the previous 12 months that defaulted (defined as past due 90 days or more) during the three and six months ended June 30, 2018. There was one construction, land acquisition and development loan in the amount of $10 thousand that was modified during the previous 12 months that defaulted during the six months ended June 30, 2017.

Residential Real Estate Loan Foreclosures

There were three consumer mortgage loans secured by residential real estate properties with no aggregate recorded investment in the process of foreclosure at June 30, 2018. For the three and six months ended June 30, 2018, there were no residential real estate properties foreclosed upon, and there was one residential real estate property with an aggregate carrying value of $63 thousand included in OREO at June 30, 2018.

There were two consumer mortgage loans secured by residential real estate properties with an aggregate recorded investment of $89 thousand that were in the process of foreclosure at June 30, 2017. There was one residential real estate property with a carrying value of $80 thousand that was foreclosed upon during the three months ended June 30, 2017. For the six months ended June 30, 2017, there were two residential real estate properties with an aggregate carrying value of $125 thousand that were foreclosed upon. Of the two loans foreclosed upon during the six months ended June 30, 2017, one was an investor-owned residential real estate property with a carrying value of $45 thousand. There were four residential real estate properties with an aggregate carrying value of $166 thousand included in OREO at June 30, 2017.

Note 5. Borrowed Funds

Short-term borrowings available to FNCB include overnight FHLB of Pittsburgh advances, federal funds purchased and the Federal Reserve Discount Window, which generally represent overnight or less than 30-day borrowings.

FNCB has an agreement with the FHLB of Pittsburgh which allows for borrowings, either overnight or term, up to its maximum borrowing capacity, which is based on a percentage of qualifying loans pledged under a blanket pledge agreement. Loans of $469.3 million and $448.2 million at  June 30, 2018 and  December 31, 2017, respectively, were pledged to collateralize borrowings under this agreement. FNCB’s maximum borrowing capacity was $328.6 million at  June 30, 2018, of which $101.7 million in fixed-rate advances having original maturities between three months and five years, as well as $72.6 million in overnight advances, were outstanding. At June 30, 2018, FNCB also had $39.5 million in deposit letters of credit outstanding, which are used to provide pledging for public deposits. In addition to pledging loans, FNCB is required to purchase FHLB of Pittsburgh stock based upon the amount of advances and letters of credit outstanding.

(in thousands)	June 30, 2018	December 31, 2017
FHLB of Pittsburgh advances - overnight	$72,590	$-
FHLB of Pittsburgh advances - term	101,661	44,968
Subtotal FHLB of Pittsburgh advances	174,251	44,968
Subordinated debentures	5,000	5,000
Junior subordinated debentures	10,310	10,310
Total borrowed funds	$189,561	$60,278

Advances from the FHLB of Pittsburgh were $174.3 million as of  June 30, 2018, an increase of $129.3 million, or 287.5%, from $45.0 million at  December 31, 2017. The increase in FHLB borrowings during the first six months of 2018 was used primarily to fund growth in interest-earning assets.

There have been no other material changes in the status of FNCB’s borrowed funds during the six months ended  June 30, 2018. For additional information related to FNCB’s borrowings, refer to Note 8 “Borrowed Funds”, to the consolidated financial statements included in FNCB’s Annual Report on Form 10-K for the year ended  December 31, 2017.

Note 6. Income Taxes

On December 22, 2017, President Trump signed into law H.R 1, An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018, originally introduced in Congress and informally known as the “Tax Cuts and Jobs Act,” which among other things, reduced the maximum federal corporate income tax rate from 35.0% to 21.0% effective January 1, 2018. The following table presents a reconciliation between the effective income tax expense and the income tax expense that would have been provided at the federal statutory tax rate of 21.0% for the three and six months ended June 30, 2018 and 34.0% for the three and six months ended June 30, 2017:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2018		2017		2018		2017
(in thousands)	Amount	%	Amount	%	Amount	%	Amount	%
Provision at statutory tax rates	$613	21.00%	$919	34.00%	$1,126	21.00%	$1,940	34.00%
Add (deduct):
Tax effects of non-taxable income	(92)	(3.16%)	(112)	(4.14%)	(170)	(3.18%)	(234)	(4.10%)
Non-deductible interest expense	4	0.13%	3	0.09%	6	0.11%	6	0.10%
Bank-owned life insurance	(29)	(1.00%)	(46)	(1.70%)	(57)	(1.06%)	(92)	(1.61%)
Other items, net	12	0.43%	146	5.43%	29	0.54%	96	1.69%
Income tax expense	$508	17.40%	$910	33.68%	$934	17.41%	$1,716	30.08%

FNCB had net deferred tax assets of $16.3 million at June 30, 2018, of which $8.5 million was related to $40.5 million in net operating loss carryovers. At December 31, 2017, FNCB’s net deferred tax assets were $15.8 million.

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

Management performed an evaluation of FNCB’s deferred tax assets at  June 30, 2018 taking into consideration all available positive and negative evidence at that time. Based on this evaluation, management believes that FNCB’s future taxable income will be sufficient to utilize deferred tax assets. Accordingly, a valuation allowance for deferred tax assets was not required at  June 30, 2018 and  December 31, 2017.

Note 7. Related Party Transactions

In conducting its business, FNCB has engaged in, and intends to continue to engage in, banking and financial transactions with directors, executive officers and their related parties.

FNCB has granted loans, letters of credit and lines of credit to directors, executive officers and their related parties. The following table summarizes the changes in the total amounts of such outstanding loans, advances under lines of credit, net of any participations sold, as well as repayments during the three and six months ended June 30, 2018 and 2017:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands)	2018	2017	2018	2017
Balance, beginning of period	$65,884	$44,189	$55,576	$42,007
Additions, new loans and advances	11,946	10,562	43,115	36,772
Repayments	(8,004)	(13,326)	(28,865)	(37,354)
Balance, end of period	$69,826	$41,425	$69,826	$41,425

At June 30, 2018, there were no loans made to directors, executive officers and their related parties that were not performing in accordance with the terms of the loan agreements.

Deposits from directors, executive officers and their related parties held by the Bank at June 30, 2018 and December 31, 2017 amounted to $83.3 million and $139.2 million, respectively, a decrease of $55.9 million. The decrease was due to cyclical outflows from several large commercial deposit relationships that are owned by, or a related party to, certain directors. Interest paid on the deposits amounted to $157 thousand and $131 thousand, respectively, for the six months ended on June 30, 2018 and 2017.

In the course of its operations, FNCB acquires goods and services from, and transacts business with, various companies of related parties, which include, but are not limited to, employee health insurance, fidelity bond and errors and omissions insurance, legal services, and repair of repossessed automobiles for resale. FNCB recorded payments to related parties for goods and services of $0.6 million and $1.0 million for the three and six months ended June 30, 2018, respectively, and $0.6 million and $1.1 million for the respective periods of 2017.

Subordinated notes (the “Notes”) held by directors and/or their related parties totaled $3.1 million at both June 30, 2018 and December 31, 2017. Regular quarterly interest payments on the Notes paid by FNCB to its directors and/or their related parties totaled $35 thousand and $70 thousand for the three and six months ended June 30, 2018, respectively and $71 thousand and $140 thousand for the same time periods of 2017.

Note 8. Contingencies

On May 24, 2012, a putative shareholder filed a complaint in the Court of Common Pleas for Lackawanna County (“Shareholder Derivative Suit”) against certain present and former directors and officers of FNCB (the “Individual Defendants”) alleging, inter alia, breach of fiduciary duty, abuse of control, corporate waste, and unjust enrichment. FNCB was named as a nominal defendant. On February 4, 2014, the Court issued a Final Order and Judgment for the matter granting approval of a Stipulation of Settlement (the “Settlement”) and dismissing all claims against FNCB and the Individual Defendants. As part of the Settlement, without admitting any fault, wrongdoing or liability, the Individual Defendants agreed to settle the derivative litigation for $5.0 million. The $5.0 million Settlement payment was made to FNCB on March 28, 2014. The Individual Defendants reserved their rights to indemnification under FNCB’s Articles of Incorporation and Bylaws, resolutions adopted by the Board, the Pennsylvania Business Corporation Law and any and all rights they have against FNCB’s and the Bank’s insurance carriers. In addition, in conjunction with the Settlement, FNCB accrued $2.5 million related to fees and costs of the plaintiff’s attorneys, which was included in non-interest expense in the consolidated statements of income for the year ended December 31, 2013. On April 1, 2014, FNCB paid the $2.5 million related to fees and costs of the plaintiff’s attorneys and partial indemnification of the Individual Defendants in the amount of $2.5 million. Commencing on July 1, 2017, FNCB made partial indemnifications to the Individual Defendants through monthly principal payments, made on behalf of the Individual Defendants, of $25,000 plus accrued interest to First Northern Bank and Trust Co. On April 11, 2018, FNCB indemnified the Individual Defendants by paying in full the $2.5 million, plus accrued interest to First Northern Bank & Trust Co.

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

Except as disclosed in this Note 8 “Contingencies,” there have been no changes in the status of the other litigation disclosed in FNCB’s Annual Report on Form 10-K for the year ended December 31, 2017.

Note 9. Stock Compensation Plans

FNCB has a Long-Term Incentive Compensation Plan (“LTIP”) for directors, executive officers and key employees. The LTIP authorizes up to 1,200,000 shares of common stock for issuance and provides the Board of Directors with the authority to offer several different types of long-term incentives, including stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares. During the six months ended June 30, 2018 and 2017, the Board of Directors granted 57,829 and 54,549 shares of restricted stock, respectively, under the LTIP. At June 30, 2018, there were 921,069 shares of common stock available for award under the LTIP. For the six months ended June 30, 2018 and 2017, stock-based compensation expense, which is included in salaries and employee benefits expense in the consolidated statements of income, totaled $137 thousand and $167 thousand, respectively. Total unrecognized compensation expense related to unvested restricted stock awards was $819 thousand and $608 thousand at June 30, 2018 and 2017, respectively.

The following table summarizes the activity related to FNCB’s unvested restricted stock awards during the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
		Weighted-		Weighted-		Weighted-		Weighted-
		Average		Average		Average		Average
	Restricted	Grant Date	Restricted	Grant Date	Restricted	Grant Date	Restricted	Grant Date
(dollars in thousands)	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Unvested, beginning of period	162,679	$7.05	142,283	$6.09	106,129	$6.23	103,874	$5.74
Awards granted	-	-	-	-	57,829	8.54	54,549	6.83
Forfeitures	-	-	-	-	(1,279)	6.88	(5,050)	5.65
Vestings	(46,358)	5.93	(35,788)	5.65	(46,358)	5.93	(46,878)	5.90
Unvested, end of period	116,321	$7.50	106,495	$6.24	116,321	$7.50	106,495	$6.24

FNCB had an Employee Stock Incentive Plan (the “Stock Incentive Plan”), where options were granted to key officers and other employees of FNCB. The aggregate number of shares authorized to be issued upon exercise of the options under the Stock Incentive Plan could not exceed 1,100,000 shares. Options and rights granted under the Stock Incentive Plan became exercisable six months after the date the options were awarded and expire ten years after the award date. Upon exercise, the shares are issued from FNCB’s authorized but unissued stock. The Stock Incentive Plan expired on August 30, 2010. Accordingly, no further grants will be made under the Stock Incentive Plan. No compensation expense related to options under the Stock Incentive Plan was required to be recorded in the three and six months ended June 30, 2018 and 2017.

There have been no changes to the status of FNCB’s Stock Incentive Plan as of or for the six months ended June 30, 2018. For additional information related to the Stock Incentive Plan, refer to Note 13 to the consolidated financial statements included in FNCB’s Annual Report on Form 10-K for the year ended December 31, 2017.

Note 10. Regulatory Matters/Subsequent Event

FNCB’s ability to pay dividends to its shareholders is largely dependent on the Bank’s ability to pay dividends to FNCB. Bank regulations limit the amount of dividends that may be paid without prior approval of the Bank’s regulatory agency. For the three and six months ended June 30, 2018, cash dividends declared and paid by FNCB were $0.04 per share and $0.08 per share, respectively, and $0.03 per share and $0.06 per share for the same periods of 2017. FNCB offers a Dividend Reinvestment and Stock Purchase Plan (“DRP”) to its shareholders. Effective July 1, 2017, shares acquired under the DRP were purchased in open market transactions. Previously, FNCB issued shares under the DRP from authorized but unissued common shares. In January 2018, FNCB elected to continue purchasing dividend reinvestment shares in open market transactions, but decided to issue shares from authorized but unissued common shares for optional cash purchases. Common shares issued under the DRP for the three and six months ended June 30, 2018 totaled 4,139 and 12,776, respectively, and totaled 29,861 and 65,240 for the respective comparable periods of 2017. Additionally, on July 26, 2018, FNCB declared a cash dividend for the third quarter of 2018 of $0.04 per share, which is payable on September 17, 2018, to shareholders of record as of September 4, 2018.

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

The following tables present summary information regarding FNCB’s and the Bank’s risk-based capital and related ratios at June 30, 2018 and December 31, 2017:

	Consolidated		Bank Only		Minimum Required For Capital Adequacy Purposes	Minimum Required For Capital Adequacy Purposes with Conservation Buffer	Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations*
(in thousands)	Amount	Ratio	Amount	Ratio	Ratio	Ratio	Ratio
June 30, 2018

Total capital (to risk-weighted assets)	$105,477	11.31%	$106,594	11.46%	8.00%	9.875%	10.00%

Tier I capital (to risk-weighted assets)	93,692	10.05%	96,809	10.41%	6.00%	7.875%	8.00%

Tier I common equity (to risk-weighted assets)	85,778	9.20%	96,809	10.41%	4.50%	6.375%	6.50%

Tier I capital (to average assets)	93,692	7.69%	96,809	7.96%	4.00%	4.000%	5.00%

Total risk-weighted assets	932,367		930,273

Total average assets	1,217,970		1,216,360

	Consolidated		Bank Only		Minimum Required For Capital Adequacy Purposes	Minimum Required For Capital Adequacy Purposes with Conservation Buffer	Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations*
(in thousands)	Amount	Ratio	Amount	Ratio	Ratio	Ratio	Ratio
December 31, 2017

Total capital (to risk-weighted assets)	$101,135	12.08%	$104,272	12.49%	8.00%	9.25%	10.00%

Tier I capital (to risk-weighted assets)	89,220	10.66%	94,856	11.36%	6.00%	7.25%	8.00%

Tier I common equity (to risk-weighted assets)	81,493	9.74%	94,856	11.36%	4.50%	5.75%	6.50%

Tier I capital (to average assets)	89,220	7.74%	94,856	8.24%	4.00%	4.00%	5.00%

Total risk-weighted assets	837,032		834,959

Total average assets	1,152,776		1,151,539

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

At June 30, 2018, FNCB owned three corporate debt securities with an aggregate amortized cost and fair value of $4.0 million. The market for these securities at June 30, 2018 was not active and markets for similar securities are also not active.  FNCB obtained valuations for these securities from a third-party service provider that prepared the valuations using a discounted cash flow approach.  Management takes measures to validate the service provider’s analysis and is actively involved in the valuation process, including reviewing and verifying the assumptions used in the valuation calculations. Results of a discounted cash flow test are significantly affected by variables such as the estimate of the probability of default, estimates of future cash flows, discount rates, prepayment rates and the creditworthiness of the underlying issuers.  FNCB considers these inputs to be unobservable Level 3 inputs because they are based on estimates about the assumptions market participants would use in pricing this type of asset and developed based on the best information available in the circumstances rather than on observable inputs. As it relates to fair value measurements, once each issuer is categorized and the forecasted default rates have been applied, the expected cash flows are modeled using the variables described above. Discount rates ranging from 6.37% to 7.12% were applied to the expected cash flows to estimate fair value. Management will continue to monitor the market for these securities to assess the market activity and the availability of observable inputs and will continue to apply these controls and procedures to the valuations received from its third-party service provider for the period it continues to use an outside valuation service.

Equity Securities

The estimated fair values of equity securities are determined by obtaining quoted prices on nationally recognized exchanges (Level 1 inputs).

Assets Measured at Fair Value on a Recurring Basis

The following tables present the financial assets that are measured at fair value on a recurring basis at June 30, 2018 and December 31, 2017, and the fair value hierarchy of the respective valuation techniques utilized by FNCB to determine the fair value:

	Fair Value Measurements at June 30, 2018
			Significant	Significant
		Quoted Prices	Other	Other
		in Active Markets	Observable	Unobservable
		for Identical Assets	Inputs	Inputs
(in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Available-for-sale debt securities:
Obligations of state and political subdivisions	$150,455	$-	$150,455	$-
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	33,961	-	33,961	-
Collateralized mortgage obligations - commercial	73,074	-	73,074	-
Mortgage-backed securities	24,156	-	24,156	-
Corporate debt securities	3,957	-	-	3,957
Asset-backed securities	2,355	-	2,355	-
Negotiable certificates of deposit	2,905	-	2,905	-
Total available-for-sale debt securities	$290,863	$-	$286,906	$3,957

Equity securities:
Mutual fund	$892	$892	$-	$-

	Fair Value Measurements at December 31, 2017
			Significant	Significant
		Quoted Prices	Other	Other
		in Active Markets	Observable	Unobservable
		for Identical Assets	Inputs	Inputs
(in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Available-for-sale debt securities:
Obligations of state and political subdivisions	$145,999	$-	$145,999	$-
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	35,657	-	35,657	-
Collateralized mortgage obligations - commercial	75,418	-	75,418	-
Mortgage-backed securities	22,311	-	22,311	-
Corporate debt securities	4,058	-	-	4,058
Asset-backed securities	3,086	-	3,086	-
Negotiable certificates of deposit	2,930	-	2,930	-
Total available-for-sale debt securities	$289,459	$-	$285,401	$4,058

Equity securities:
Mutual fund	$918	$918	$-	$-

There were no transfers between levels within the fair value hierarchy during the six months ended June 30, 2018 and 2017.

The following table presents a reconciliation and statement of operations classifications of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3), which consisted entirely of corporate debt securities, for the six months ended June 30, 2018 and 2017.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Corporate Debt Securities For the Six Months Ended June 30,
(in thousands)	2018	2017
Balance at January 1,	$4,058	$3,339
Additions	-	2,000
Payments Received	-	-
Sales	-	-
Total gains or losses (realized/unrealized):
Included in earnings	-	-
Included in other comprehensive (loss) income	(101)	83
Balance at June 30,	$3,957	$5,422

Assets Measured at Fair Value on a Non-Recurring Basis

The following tables present assets and liabilities measured at fair value on a non-recurring basis at June 30, 2018 and December 31, 2017, and additional quantitative information about the valuation techniques and inputs utilized by FNCB to determine fair value. All such assets were measured using Level 3 inputs.

	June 30, 2018
	Fair Value Measurement			Quantitative Information
	Recorded	Valuation	Fair	Valuation	Unobservable	Value/
(in thousands)	Investment	Allowance	Value	Technique	Inputs	Range
Impaired loans - collateral dependent	$750	$600	$150	Appraisal of collateral	Selling cost		10.0%
Impaired loans - other	4,284	96	4,188	Discounted cash flows	Discount rate	3.7%	-	7.5%
Other real estate owned	63	-	63	Appraisal of collateral	Selling cost		10.0%

	December 31, 2017
	Fair Value Measurement			Quantitative Information
	Recorded	Valuation	Fair	Valuation	Unobservable	Value/
(in thousands)	Investment	Allowance	Value	Technique	Inputs	Range
Impaired loans - collateral dependent	$1,262	$636	$626	Appraisal of collateral	Selling cost		10.0%
Impaired loans - other	4,578	137	4,441	Discounted cash flows	Discount rate	3.7%	-	7.5%
Other real estate owned	1,023	-	1,023	Appraisal of collateral	Selling cost		10.0%

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

The following table summarizes the estimated fair values of FNCB’s financial instruments at June 30, 2018 and at December 31, 2017. FNCB discloses fair value information about financial instruments, whether or not recognized in the statements of financial condition, for which it is practicable to estimate that value. The following estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, management judgment is required to interpret data and develop fair value estimates. Accordingly, the estimates below are not necessarily indicative of the amounts FNCB could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

During the first quarter of 2018, FNCB adopted ASU 2016-01 Financial Instruments – Overall (Subtopic 825-10): “Recognition and Measurement of Financial Assets and Financial Liabilities”, which among other things, requires a public business entity to base their fair value disclosures for financial instruments that are not measured at fair value in the financial statements on the exit price notion. In accordance with this guidance, FNCB has presented the exit price disclosure requirements for the below table on a prospective basis at June 30, 2018. The disclosure at December 31, 2017 continues to be presented utilizing the entry price assumption previously utilized.

	Fair Value	June 30, 2018		December 31, 2017
(in thousands)	Measurement	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Cash and short term investments	Level 1	$21,124	$21,124	$37,746	$37,746
Securities available for sale	See previous table	290,863	290,863	289,459	289,459
Equity securities	Level 1	892	892	918	918
Restricted stock	Level 2	7,964	7,964	2,763	2,763
Loans held for sale	Level 2	629	629	1,095	1,095
Loans, net	Level 3	845,932	825,818	761,609	752,222
Accrued interest receivable	Level 2	3,654	3,654	3,234	3,234
Equity securities without readily determinable fair values	Level 3	1,658	1,658	1,658	1,658
Servicing rights	Level 3	338	821	265	774

Financial liabilities
Deposits	Level 2	955,243	953,202	1,002,448	962,586
Borrowed funds	Level 2	174,251	189,420	60,278	60,214
Accrued interest payable	Level 2	331	331	241	241

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

The following table presents the calculation of both basic and diluted earnings per share of common stock for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except share data)	2018	2017	2018	2017
Net income	$2,412	$1,792	$4,431	$3,989

Basic weighted-average number of common shares outstanding	16,792,812	16,716,899	16,778,188	16,687,389
Plus: Common share equivalents	26,474	20,096	23,238	16,667
Diluted weighted-average number of common shares outstanding	16,819,286	16,736,995	16,801,426	16,704,056

Income per common share:
Basic	$0.14	$0.11	$0.26	$0.24
Diluted	$0.14	$0.11	$0.26	$0.24

For the three and six months ended June 30, 2018 and 2017, common stock equivalents reflected in the table above were related entirely to the incremental shares of unvested restricted stock. Stock options of 19,200 and 31,200 for the six months ended June 30, 2018 and 2017, respectively, were excluded from common stock equivalents. The exercise prices of stock options exceeded the average market price of FNCB’s common shares during the periods presented; therefore, inclusion of these common stock equivalents would be anti-dilutive to the diluted earnings per common share calculation.

Note 13. Other Comprehensive Income

The following tables summarize the reclassifications out of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2018 and 2017, which are comprised entirely of unrealized gains and losses on available-for-sale debt securities:

	Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
	Amount Reclassifed		Amount Reclassifed
	from Accumulated	Affected Line Item in the	from Accumulated	Affected Line Item in the
	Other Comprehensive	Consolidated Statements	Other Comprehensive	Consolidated Statements
(in thousands)	Income (Loss)	of Income	Income (Loss)	of Income
Available-for-sale securities:
Reclassification adjustment for net losses reclassified into net income	$4	Net (loss) gain on sale of securities	$4	Net (loss) gain on sale of securities
Taxes	(1)	Income taxes	(1)	Income taxes
Net of tax amount	$3		$3

	Three Months Ended June 30, 2017		Six Months Ended June 30, 2017
	Amount Reclassifed		Amount Reclassifed
	from Accumulated	Affected Line Item in the	from Accumulated	Affected Line Item in the
	Other Comprehensive	Consolidated Statements	Other Comprehensive	Consolidated Statements
(in thousands)	Income (Loss)	of Income	Income (Loss)	of Income
Available-for-sale securities:
Reclassification adjustment for net gains reclassified into net income	$(693)	Net (loss) gain on sale of securities	$(971)	Net (loss) gain on sale of securities
Taxes	235	Income taxes	330	Income taxes
Net of tax amount	$(458)		$(641)

The following table summarizes the changes in accumulated other comprehensive (loss) income, net of tax for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2018	2017	2018	2017
Balance, beginning of period	$(5,612)	$(532)	$(1,745)	$(1,560)
Other comprehensive (loss) income before reclassifications	(1,453)	2,194	(5,385)	3,405
Amounts reclassified from accumulated other comprehensive (loss) income	3	(458)	3	(641)
Net other comprehensive (loss) income during the period	(1,450)	1,736	(5,382)	2,764
Reclassification of net loss on equity securities upon adoption of ASU 2016-01	-	-	65	-
Balance, end of period	$(7,062)	$1,204	$(7,062)	$1,204

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

This Quarterly Report should be read in conjunction with the more detailed and comprehensive disclosures included in the Annual Report on Form 10-K for the year ended December 31, 2017 and Form 10-Q for the quarter ended March 31, 2018 for FNCB Bancorp, Inc. and subsidiaries (collectively, “FNCB”). In addition, please read this section in conjunction with the consolidated financial statements and notes to consolidated financial statements contained elsewhere herein.

FNCB is in the business of providing customary retail and commercial banking services to individuals, businesses and local governments and municipalities through its wholly-owned subsidiary, FNCB Bank’s 16 full-service branch offices within its primary market area, Northeastern Pennsylvania, and a limited purpose office (“LPO”) based in Allentown, Lehigh County, Pennsylvania.

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

These forward-looking statements include statements with respect to FNCB’s beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, that are subject to significant risks and uncertainties, and are subject to change based on various factors, some of which are beyond our control. The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan” and similar expressions are intended to identify forward-looking statements. The following factors, among others, could cause FNCB’s financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in our markets; the effects of, and changes in trade, monetary, corporate tax and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; inflation, interest rate, market and monetary fluctuations; the timely development of and acceptance of new products and services; the ability of FNCB to compete with other institutions for business; the composition and concentrations of FNCB’s lending risk and the adequacy of our reserves to manage those risks; the valuation of FNCB’s investment securities; the ability of FNCB to pay dividends or repurchase common shares; the ability of FNCB to retain key personnel; the impact of any pending or threatened litigation against FNCB; the marketability of shares of FNCB stock and fluctuations in the value of FNCB’s share price; the effectiveness of FNCB’s system of internal controls; the ability of FNCB to attract additional capital investment; the impact of changes in financial services’ laws and regulations (including laws concerning capital adequacy, taxes, banking, securities and insurance); the impact of technological changes and security risks upon our information technology systems; changes in consumer spending and saving habits; the nature, extent, and timing of governmental actions and reforms, and the success of FNCB at managing the risks involved in the foregoing and other risks and uncertainties, including those detailed in FNCB’s filings with the SEC.

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

Readers should carefully review the risk factors described in the Annual Report filed on Form 10-K for the year ended December 31, 2017 and other documents that FNCB periodically files with the SEC.

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

Allowance for Loan and Lease Losses

Management evaluates the credit quality of FNCB’s loan portfolio on an ongoing basis, and performs a formal review of the adequacy of the ALLL on a quarterly basis. The ALLL is established through a provision for loan losses charged to earnings and is maintained at a level that management considers adequate to absorb estimated probable losses inherent in the loan portfolio as of the evaluation date. Loans, or portions of loans, determined by management to be uncollectible are charged off against the ALLL, while recoveries of amounts previously charged off are credited to the ALLL.

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

The ALLL consists of two components, a specific component and a general component. The specific component relates to loans that are classified as impaired. For such loans, an allowance is established when the discounted cash flows, collateral value or observable market price of the impaired loan is lower than the carrying value of that loan. The general component covers all other loans and is based on historical loss experience adjusted by qualitative factors. The general reserve component of the ALLL is based on pools of unimpaired loans segregated by loan segment and risk rating categories of “Pass”, “Special Mention” or “Substandard and Accruing.” Historical loss factors and various qualitative factors are applied based on the risk profile in each risk rating category to determine the appropriate reserve related to those loans. Substandard loans on non-accrual status above the $100 thousand loan relationship threshold and all loans considered troubled debt restructurings (“TDRs”) are classified as impaired. See Note 4, “Loans” of the notes to consolidated financial statements included in Item 1 hereof for additional information about the ALLL.

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

On a quarterly basis, management evaluates individual investment securities in an unrealized loss position for other than temporary impairment (“OTTI”). The evaluation for OTTI requires the use of various assumptions, including but not limited to, the length of time an investment’s fair value is less than book value, the severity of the investment’s decline, any credit deterioration of the issuer, whether management intends to sell the security, and whether it is more-likely-than-not that FNCB will be required to sell the security prior to recovery of its amortized cost basis. Debt investment securities deemed to have OTTI are written down by the impairment related to the estimated credit loss, and the non-credit related impairment loss is recognized in other comprehensive income. FNCB did not recognize any OTTI charges on investment securities for the three and six months ended June 30, 2018 and 2017 within the consolidated statements of income. Refer to Note 3, “Securities” of the notes to consolidated financial statements included in Item 1 hereof for additional information about management’s evaluation for OTTI.

Other Real Estate Owned

OREO consists of property acquired by foreclosure, abandonment or conveyance of deed in-lieu of foreclosure of a loan, and bank premises that are no longer used for operation or for future expansion. OREO is held for sale and is initially recorded at fair value less costs to sell at the date of acquisition or transfer, which establishes a new cost basis. Upon acquisition of the property through foreclosure or deed-in-lieu of foreclosure, any adjustment to fair value less estimated selling costs is recorded to the ALLL. The determination is made on an individual asset basis. Bank premises no longer used for operations or future expansion are transferred to OREO at fair value less estimated selling costs with any related write-down included in non-interest expense. Subsequent to acquisition, valuations are periodically performed and the assets are carried at the lower of cost or fair value less estimated cost to sell. Fair value is determined through external appraisals, current letters of intent, broker price opinions or executed agreements of sale, unless management determines that conditions exist that warrant an adjustment to the value. Costs relating to the development and improvement of the OREO properties may be capitalized; holding period costs and any subsequent changes to the valuation allowance are charged to expense as incurred.

Income Taxes

The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in FNCB’s consolidated financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could impact FNCB’s consolidated financial condition or results of operations.

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

In connection with determining the income tax provision or benefit, management considers maintaining liabilities for uncertain tax positions and tax strategies that it believes contain an element of uncertainty. Periodically, management evaluates each of FNCB’s tax positions and strategies to determine whether a liability for uncertain tax benefits is required. As of June 30, 2018 and December 31, 2017, management determined that FNCB did not have any uncertain tax positions or tax strategies and that no liability was required to be recorded.

Refer to Note 6, “Income Taxes” of the notes to consolidated financial statements included in Item 1 hereof for additional information about income taxes.

New Authoritative Accounting Guidance and Accounting Guidance to be Adopted in Future Periods

Refer to Note 2, “New Authoritative Accounting Guidance” of the notes to consolidated financial statements included in Item 1 hereof for information about new authoritative accounting guidance issued during the three months ended June 30, 2018 and accounting guidance to be adopted by FNCB in future periods.

EXECUTIVE SUMMARY

The following overview should be read in conjunction with this MD&A in its entirety.

FNCB recorded consolidated net income of $2.4 million, or $0.14 per diluted common share, for the three-month period ended June 30, 2018, an increase of $0.6 million compared to net income of $1.8 million, or $0.11 per diluted common share, for the comparable three months of 2017. Net income for the six months ended June 30, 2018 was $4.4 million, or $0.26 per diluted common share, an increase of $0.4 million, compared to net income of $4.0 million, or $0.24 per diluted common share, for the same period of 2017. The annualized return on average equity was 11.23% and 10.34%, respectively, for the three- and six-month periods ended June 30, 2018, compared to 7.60% and 8.66%, respectively, for the comparable periods in 2017. For the three and six months ended June 30, 2018, the annualized return on average assets was 0.79% and 0.75%, respectively, and 0.65% and 0.71%, respectively, for the same periods of 2017. FNCB paid dividends to holders of common stock of $0.04 per share for the three months ended June 30, 2018, totaling $0.08 per share for the year-to-date period of 2018. Dividends paid to holders of common stock were $0.03 per share and $0.06 per share for the three and six months ended June 30, 2017, respectively.

The $0.6 million, or 34.6%, increase in earnings for the second quarter of 2018, as compared to the same quarter of 2017, was primarily due to a $1.2 million, or 14.9%, increase in net interest income, coupled with a decrease of $0.4 million, or 44.2%, in income tax expense. Partially offsetting these positive fluctuations was a decrease of $0.5 million, or 24.4%, in non-interest income, and a $0.5 million, or 109.0%, increase in the provision for loan and lease losses. Non-interest expense remained relatively stable, increasing by only $26 thousand, or 0.4%, comparing the second quarters of 2018 and 2017.

The $0.4 million, or 11.1%, increase in net income comparing the six months ended June 30, 2018 and 2017 was due primarily to an increase in net interest income of $2.2 million, or 13.8%, coupled with a decrease in income tax expense of $0.8 million, or 45.6%. These positive factors were partially offset by a provision for loan and lease losses of $1.6 million for the six months ended June 30, 2018 as compared to a credit of $0.1 million for the same period of 2017, coupled with a decrease in non-interest income of $0.5 million, or 15.2%, and an increase in non-interest expense of $0.3 million, or 2.4%.

Total assets increased $77.0 million, or 6.6%, to $1.239 billion at June 30, 2018 from $1.162 billion at December 31, 2017. The change in total assets reflected strong growth in interest-earning assets, primarily an $84.3 million, or 11.1%, increase in net loans to $845.9 million at June 30, 2018 from $761.6 million at December 31, 2017. Total deposits decreased by $47.2 million, or 4.7%, to $955.2 million at June 30, 2018 from $1.002 billion at December 31, 2017. The decline in deposits was primarily attributable to cyclical net outflows of public funds. The increase in loans, combined with the decrease in deposits, contributed to a $129.3 million increase in Federal Home Loan Bank (“FHLB”) of Pittsburgh advances from $45.0 million at the end of 2017 to $174.3 million at June 30, 2018, and a $16.6 million decrease in cash and cash equivalents from $37.7 million at December 31, 2017 to $21.1 million at June 30, 2018.

Total shareholders’ equity decreased $2.1 million, or 2.3%, to $87.1 million at June 30, 2018 from $89.2 million at December 31, 2017. The reduction in capital resulted primarily from a $5.3 million increase in accumulated other comprehensive loss related to a decline in the fair value of available-for-sale debt securities, net of deferred taxes, and year-to-date dividends declared and paid of $1.3 million. Partially offsetting these decreases was net income of $4.4 million for the six months ended June 30, 2018.

Throughout the remainder of 2018, management is focused on developing strategies aimed at improving long-term financial performance by improving efficiency, increasing interest income through commercial and retail loan growth initiatives, managing interest expense by growing core deposits, developing additional sources of non-interest income and enhancing the marketability and liquidity of FNCB’s stock. To facilitate loan and deposit growth initiatives, enhance efficiency, and improve the customer experience, on May 30, 2018, FNCB opened a new, state-of-the-art branch office located in Plains Township, Luzerne County, Pennsylvania. The new branch features the “personal banker” model which provides customers with an enhanced, more personalized banking experience. The new facility is part of the comprehensive branch network improvement program announced during 2017, and has consolidated three branches located in Luzerne County, Pennsylvania to this new location. The three branches that were consolidated include: 1) a branch located at 734 San Souci Parkway, Hanover Township, Pennsylvania; 2) a branch located at 27 North River Street, Plains, Pennsylvania; and 3) a branch located at 3 Old Boston Road, Pittston, Pennsylvania. Each of these three branches were located within 6 miles of the new Plains Rt. 315 branch.

During 2018, management is also evaluating the development of new state-of-the-art facilities on properties already owned by FNCB located in Dunmore, Lackawanna County, Pennsylvania and in Taylor Borough, Lackawanna County, Pennsylvania. In conjunction with management’s ongoing monitoring of FNCB’s delivery channels as part of FNCB’s branch network improvement plan, on June 14, 2018, FNCB purchased real property, improvements and fixtures located at 196 North Main Street, Shavertown, Luzerne County, Pennsylvania for the purpose of relocating its Back Mountain branch located at 1919 Memorial Highway, Shavertown, Luzerne County, Pennsylvania. The new facility is expected to facilitate accessibility for customers and provide FNCB greater retail and commercial visibility. FNCB has received necessary approvals for the relocation from its primary regulators and anticipates the relocation will be completed in the fourth quarter of 2018.

With regard to commercial and retail loan growth initiatives, during the third quarter of 2018, management also plans to implement a bank-wide customer relationship management (“CRM”) system to improve customer service, enhance market share and create cross-sales opportunities between retail and commercial business units.

Over the past year, management has invested in staff additions to provide improved customer experiences, increase loan growth, enhance revenue streams and manage credit risk. Recent specialized lending staff additions include an indirect auto lending relationship manager, a retail lending sales operations manager and a chief credit officer. Additionally, operations related to the limited production office located in Allentown, Lehigh County, Pennsylvania were expanded to include retail lending products by adding a full-time mortgage loan originator during the first quarter of 2018. FNCB also recently enhanced its third-party Wealth Management services, now offered through LPL Financial, LLC, which provides our wealth management team the ability to utilize the resources of the finest investment management, administrators and financial service providers available in the industry.

Aligned with enhancing the marketability and liquidity of FNCB’s stock, on December 29, 2017, FNCB filed a listing application with The Nasdaq Stock Market LLC (“Nasdaq”). FNCB subsequently received approval from Nasdaq on February 26, 2018 to list its common shares for trading on The Nasdaq Capital Market®. FNCB’s shares of common stock began trading on Nasdaq effective with the market opening on Monday, March 5, 2018. Effective June 25, 2018, FNCB was added as a member of the Russel Microcap® Index. Management believes that the transition to Nasdaq, along with inclusion in the Russel Microcap® Index, will provide greater visibility and increase trading of FNCB’s common stock. On July 30, 2018, FNCB announced that members of management and the Board of Directors will ring the 4:00p.m. ET closing bell at the Nasdaq Marketsite in Times Square in New York, NY on October 29, 2018.

SUMMARY OF FINANCIAL PERFORMANCE

Net Interest Income

Net interest income is the difference between (i) interest income, interest and fees on interest-earning assets, and (ii) interest expense, interest paid on deposits and borrowed funds. Net interest income represents the largest component of FNCB’s operating income and, as such, is the primary determinant of profitability. Net interest income is impacted by variations in the volume, rate and composition of earning assets and interest-bearing liabilities, changes in general market rates and the level of non-performing assets. Interest income is shown on a fully tax-equivalent basis and is calculated by adjusting tax-free interest using the effective corporate tax rate of 21.0% for the three and six months ended June 30, 2018 and FNCB’s historic federal marginal tax rate of 34.0% for the three and six months ended June 30, 2017, in order to equate the yield to that of taxable interest rates.

Over the past 30 months, the Federal Open Market Committee (“FOMC”) has increased the target rate a total of 175 basis points, most recently in two 25-basis point actions on March 21, 2018 and June 13, 2018, which have resulted in corresponding increases in the national prime rate. At June 30, 2018, the national prime rate was 5.00%, 75 basis points higher than 4.25% at June 30, 2017. FNCB has experienced an increase in loan yields throughout 2018 as compared to 2017, as variable- and adjustable-rate loans continue to reprice upward and new loans are consummated at higher interest rates. The increase in market interest rates has also led to notable increases in funding costs, specifically brokered deposits and FHLB of Pittsburgh advances. Deposit costs have also begun to increase, but to a lesser extent.

Net interest income on a tax-equivalent basis increased $1.1 million, or 13.9%, to $9.4 million for the three months ended June 30, 2018 from $8.2 million for the comparable period of 2017. Tax-equivalent interest income increased $2.0 million, or 21.4%, to $11.4 million for the three months ended June 30, 2018 from $9.4 million for the same period of 2017. Partially offsetting the increase in tax-equivalent interest income was an increase in interest expense of $0.9 million, or 74.7%, which reflected an increase in interest expense paid on both deposits and borrowed funds. Tax-equivalent net interest margin, a key measurement used in the banking industry to measure income from earning assets relative to the cost to fund those assets, is calculated by dividing tax-equivalent net interest income by average interest-earning assets. FNCB’s tax-equivalent net interest margin improved 5 basis points to 3.26% for the second quarter of 2018 from 3.21% for the same quarter of 2017. Rate spread, the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities shown on a fully tax-equivalent basis, remained relatively flat at 3.12% for the three months ended June 30, 2018, a decrease of 1 basis point compared to 3.13% for the same period of 2017. Similarly, FNCB’s tax-equivalent net interest margin for the six months ended June 30, 2018 increased by 12 basis points to 3.26%, as compared to 3.14% the same period of 2017. Comparing the six months ended June 30, 2018, the tax-equivalent rate spread improved 8 basis points to 3.14% from 3.06% for the same six months of 2017.

The $2.0 million increase in tax-equivalent interest income comparing the second quarters of 2018 and 2017 was due primarily to increases in average balances of interest-earning assets, which contributed $1.3 million to the increase in tax-equivalent interest income. Specifically, strong loan demand during 2018 led to an increase in the average balance of loans of $111.7 million, or 15.5%, comparing the second quarters of 2018 and 2017, which resulted in a corresponding increase in tax-equivalent interest income of $1.2 million. The average balance of investment securities grew by $22.1 million, or 7.7%, comparing the second quarters of 2018 and 2017, which contributed $0.2 million to the increase in tax-equivalent interest income. Partially offsetting these increases was a decrease in the average balance of interest-bearing deposits in other banks of $10.0 million, which resulted in a decrease of $36 thousand in interest income. Also factoring in to the improvement in tax-equivalent interest income comparing the second quarters of 2018 and 2017 were increases in the tax-equivalent yields on loans, investment securities, and interest-bearing deposits with banks of 31 basis points, 11 basis points, and 82 basis points, respectively, which increased tax-equivalent interest income by $591 thousand, $68 thousand, and $16 thousand, respectively.

Partially offsetting the improvement in tax-equivalent interest income was a $0.9 million increase in interest expense to $2.0 million for the second quarter of 2018 from $1.1 million for the same quarter of 2017, which largely reflected an increase in the average balance of borrowed funds of $91.2 million, or 126.1%, to $163.5 million for the three months ended June 30, 2018 from $72.3 million for the same three months of 2017. The increase in borrowed funds, which was largely concentrated in advances from the FHLB of Pittsburgh, contributed $0.5 million to the increase in interest expense. The average balance of interest-bearing deposits increased by $6.6 million to $790.2 million for the three-month period ending June 30, 2018 as compared to $783.7 million for the same period of 2017, which resulted in an increase to interest expense of $9 thousand. The rate paid on interest-bearing deposits increased significantly comparing the second quarters of 2018 and 2017, increasing by 15 basis points, or 35.7%, resulting in a $0.3 million increase in interest expense. The rate paid on average borrowed funds increased 36 basis points to 2.11% for the second quarter of 2018 from 1.75% for the same quarter of 2017, which contributed $76 thousand to the increase in interest expense. Rising short-term interest rates have led to an overall increase in the cost of funds of 31 basis points, or 58.5%, to 0.84% for the three months ended June 30, 2018 as compared to 0.53% for the three months ended June 30, 2017. When comparing the second quarter of 2018 with the same quarter of 2017, the increase in rates paid on interest-bearing demand deposits and time deposits increased by 14 basis points and 24 basis points, respectively, while the rate paid on savings deposits declined slightly, by 1 basis point.

For the six months ended June 30, 2018, net interest income on a tax-equivalent basis increased $2.0 million, or 12.6%, to $18.3 million from $16.3 million for the comparable period in 2017. Comparing the year-to-date periods of 2018 and 2017, tax-equivalent interest income increased $3.4 million, or 18.5%, while interest expense increased $1.4 million, or 61.8%. The increase in year-to-date tax-equivalent interest income was due to an increase in average earning assets, coupled with an increase in the tax-equivalent yield on earning assets. The average balance of interest-earning assets increased $86.4 million, or 8.3%, comparing the year-to-date period of 2018 with that of 2017, which resulted in a $2.0 million increase in tax-equivalent interest income. The average balance of loans grew $90.2 million, or 12.5%, to $813.6 million for the six months ended June 30, 2018 from $723.5 million for the same period of 2017 which resulted in additional interest income of $1.9 million. In addition, the average balance of investment securities increased $19.1 million and resulted in an increase in interest income of $276 thousand comparing the six-month periods ended June 30, 2018 and 2017. Additionally, the tax-equivalent yield on earning assets increased 34 basis points to 3.90% for the six months ended June 30, 2018 from 3.56% for the same period of 2017. The increase resulted primarily from increases in the yields on taxable loans, taxable investment securities, and interest-bearing deposits of 36 basis points, 16 basis points, and 123 basis points, respectively, contributing $1.3 million, $231 thousand, and $76 thousand, respectively, to the improvement in tax-equivalent interest income comparing the six months ended June 30, 2018 and 2017. Partially offsetting these positive factors was a $163 thousand decrease in interest income due to a $22.8 million, or 87.6%, reduction in the average balance of interest-bearing deposits in other banks, comparing the year-to-date periods of 2018 and 2017.

The increase in interest expense of $1.4 million resulted primarily from a 16-basis point increase in the cost of deposits, from 0.39% for the six months ended June 30, 2017, to 0.55% for the same period of 2018, coupled with a 37-basis point increase in the cost of borrowed funds. The increases in rates paid on deposits and borrowed funds led to increases in interest expense of $614 thousand and $162 thousand, respectively. The aforementioned factors resulted in a 26-basis point increase in the cost of interest-bearing liabilities to 0.76% for the six months ended June 30, 2018 from 0.50% for the same six months of 2017, respectively. The rate increases were coupled with an increase in the average balance of borrowed funds of $58.0 million, or 77.0%, to $133.3 million for the six months ended June 30, 2018 from $75.3 million for the six months ended June 30, 2017, which resulted in an increase in interest expense paid of $567 thousand.

Net interest income depends upon the relative amount of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them. The following tables present certain information about FNCB’s consolidated statements of financial condition and consolidated statements of income for the three- and six-month periods ended June 30, 2018 and 2017, and reflect the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are calculated by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include amortization of fees which are considered adjustments to yields.

	Three Months Ended
	June 30, 2018			June 30, 2017
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Assets
Earning assets (2)(3)
Loans-taxable (4)	$784,427	$8,631	4.40%	$682,426	$6,873	4.03%
Loans-tax free (4)	49,855	506	4.06%	40,190	482	4.80%
Total loans (1)(2)	834,282	9,137	4.38%	722,616	7,355	4.07%
Securities-taxable	305,627	2,153	2.82%	287,133	1,948	2.71%
Securities-tax free	4,677	48	4.11%	1,105	18	6.51%
Total securities (1)(5)	310,304	2,201	2.84%	288,238	1,966	2.73%
Interest-bearing deposits in other banks	2,629	12	1.83%	12,676	32	1.01%
Total earning assets	1,147,215	11,350	3.96%	1,023,530	9,353	3.66%
Non-earning assets	83,903			99,075
Allowance for loan and lease losses	(9,715)			(8,403)
Total assets	$1,221,403			$1,114,202

Liabilities and Shareholders' Equity
Interest-bearing liabilities
Interest-bearing demand deposits	$483,519	582	0.48%	$478,284	402	0.34%
Savings deposits	100,939	34	0.13%	102,531	35	0.14%
Time deposits	205,775	518	1.01%	202,857	389	0.77%
Total interest-bearing deposits	790,233	1,134	0.57%	783,672	826	0.42%
Borrowed funds and other interest-bearing liabilities	163,547	863	2.11%	72,347	317	1.75%
Total interest-bearing liabilities	953,780	1,997	0.84%	856,019	1,143	0.53%
Demand deposits	173,037			152,974
Other liabilities	8,444			10,633
Shareholders' equity	86,142			94,576
Total liabilities and shareholder's equity	$1,221,403			$1,114,202

Net interest income/interest rate spread (6)		9,353	3.12%		8,210	3.13%
Tax-equivalent adjustment		(116)			(170)
Net interest income as reported		$9,237			$8,040

Net interest margin (7)			3.26%			3.21%

(1)	Interest income is presented on a tax-equivalent basis using a 21% rate for 2018 and a 34% rate for 2017.
(2)	Loans are stated net of unearned income.
(3)	Non-accrual loans are included in loans within earning assets
(4)	Loan fees included in interest income are not significant
(5)	The yields for securities that are classified as available for sale is based on the average historical amortized cost.
(6)	Interest rate spread represents the difference between the average yield on interest-earning assets and the cost of interest-bearing liabilities and is presented on a tax equivalent basis.
(7)	Net interest income as a percentage of total average interest-earning assets.

	Six Months Ended
	June 30, 2018			June 30, 2017
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Assets
Earning assets (2)(3)
Loans-taxable (4)	$766,501	$16,565	4.32%	$681,477	$13,517	3.97%
Loans-tax free (4)	47,134	954	4.05%	41,996	992	4.73%
Total loans (1)(2)	813,635	17,519	4.31%	723,473	14,509	4.01%
Securities-taxable	303,342	4,262	2.81%	285,929	3,793	2.65%
Securities-tax free	3,507	73	4.19%	1,834	53	5.78%
Total securities (1)(5)	306,849	4,335	2.83%	287,763	3,846	2.67%
Interest-bearing deposits in other banks	3,224	35	2.17%	26,024	122	0.94%
Total earning assets	1,123,708	21,889	3.90%	1,037,260	18,477	3.56%
Non-earning assets	84,557			100,036
Allowance for loan and lease losses	(9,411)			(8,500)
Total assets	$1,198,854			$1,128,796

Liabilities and Shareholders' Equity
Interest-bearing liabilities
Interest-bearing demand deposits	$489,845	1,134	0.46%	$493,596	765	0.31%
Savings deposits	102,810	68	0.13%	102,531	66	0.13%
Time deposits	205,664	999	0.97%	199,632	739	0.74%
Total interest-bearing deposits	798,319	2,201	0.55%	795,759	1,570	0.39%
Borrowed funds and other interest-bearing liabilities	133,280	1,358	2.04%	75,310	629	1.67%
Total interest-bearing liabilities	931,599	3,559	0.76%	871,069	2,199	0.50%
Demand deposits	171,254			153,987
Other liabilities	9,547			10,838
Shareholders' equity	86,454			92,902
Total liabilities and shareholder's equity	$1,198,854			$1,128,796

Net interest income/interest rate spread (6)		18,330	3.14%		16,278	3.06%
Tax-equivalent adjustment		(215)			(355)
Net interest income as reported		$18,115			$15,923

Net interest margin (7)			3.26%			3.14%

(1)	Interest income is presented on a tax-equivalent basis using a 21% rate for 2018 and a 34% rate for 2017.
(2)	Loans are stated net of unearned income.
(3)	Non-accrual loans are included in loans within earning assets
(4)	Loan fees included in interest income are not significant
(5)	The yields for securities that are classified as available for sale is based on the average historical amortized cost.
(6)	Interest rate spread represents the difference between the average yield on interest-earning assets and the cost of interest-bearing liabilities and is presented on a tax equivalent basis.
(7)	Net interest income as a percentage of total average interest-earning assets.

Rate Volume Analysis

The most significant impact on net income between periods is derived from the interaction of changes in the volume and rates earned or paid on interest-earning assets and interest-bearing liabilities. The volume of earning assets, specifically loans and investments, compared to the volume of interest-bearing liabilities represented by deposits and borrowings, combined with the spread, produces the changes in net interest income between periods. Components of interest income and interest expense are presented on a tax-equivalent basis using the corporate federal income tax rate of 21% for the three and six months ended June 30, 2018 and FNCB’s historic statutory federal income tax rate of 34% for the three and six months ended June 30, 2017.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2018 vs. 2017			2018 vs. 2017
	Increase (Decrease)			Increase (Decrease)
	Due to	Due to	Total	Due to	Due to	Total
(dollars in thousands)	Volume	Rate	Change	Volume	Rate	Change
Interest income:
Loans - taxable	$1,086	$672	$1,758	$1,774	$1,274	$3,048
Loans - tax free	105	(81)	24	113	(151)	(38)
Total loans	1,191	591	1,782	1,887	1,123	3,010
Securities - taxable	128	77	205	238	231	469
Securities - tax free	39	(9)	30	38	(18)	20
Total securities	167	68	235	276	213	489
Interest-bearing deposits in other banks	(36)	16	(20)	(163)	76	(87)
Total interest income	1,322	675	1,997	2,000	1,412	3,412

Interest expense:
Interest-bearing demand deposits	4	176	180	(6)	375	369
Savings deposits	(1)	-	(1)	-	2	2
Time deposits	6	123	129	23	237	260
Total interest-bearing deposits	9	299	308	17	614	631
Borrowed funds and other interest-bearing liabilities	470	76	546	567	162	729
Total interest expense	479	375	854	584	776	1,360
Net interest income	$843	$300	$1,143	$1,416	$636	$2,052

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

FNCB recorded provisions for loan and lease losses of $0.9 million and $1.6 million for the three and six months ended June 30, 2018, respectively, compared to a provision of $0.4 million and a credit of $0.1 million, respectively, for the same periods of 2017. The provision of $0.9 million recorded for the three months ended June 30, 2018, resulted primarily from net charge-offs of $1.0 million during the second quarter of 2018, concentrated in the commercial real estate segment and primarily related to one commercial relationship, coupled with net loan growth. The provision for loan and lease losses for the first six months ended June 30, 2018 was largely due to year-to-date net charge-offs of $1.2 million in 2018, as compared to net recoveries of $0.1 million for the comparable period of 2017, and net loan growth.

Non-interest Income

Non-interest income totaled $1.5 million for the three months ended June 30, 2018, a decrease of $0.5 million, or 24.4%, from $2.0 million earned during the comparable period in 2017. The decrease in non-interest income primarily reflected net losses on the sale of available-for-sale debt securities of $4 thousand for the three months ended June 30, 2018 as compared to net gains on the sale of securities of $693 thousand for the same period of 2017, coupled with a decrease of $59 thousand in net gains on the sale of mortgage loans. These decreases were partly offset by increases in other income, deposit service charges, net gains on the sale of SBA guaranteed loans and loan-related fees of $224 thousand, $19 thousand, $15 thousand and $11 thousand, respectively, when comparing the second quarters of 2018 and 2017.

For the six months ended June 30, 2018, non-interest income totaled $3.0 million, a decrease of $0.6 million, or 15.2%, compared to $3.6 million for the same six months of 2017. The decrease resulted primarily from net losses on available-for-sale debt securities of $4 thousand for the year-to-date period ended June 30, 2018 as compared to net gains on the sale of securities of $971 thousand for the comparable period of 2017. Additional factors contributing to the reduction in non-interest income include a decrease in net gains on the sale of mortgage loans of $35 thousand, a decrease in net gains on the sale of other real estate owned of $26 thousand, coupled with a $47 thousand gain on the sale of other repossessed assets recorded during 2017. There were no gains on the sale of other repossessed assets recorded during the six months ended June 30, 2018. FNCB also recorded a net loss on equity securities of $26 thousand during the first six months of 2018 due to the adoption of new accounting guidance. Partly offsetting these decreases were increases in net gains on the sale of SBA guaranteed loans, other income and deposit service charges of $266 thousand, $262 thousand, and $30 thousand, respectively, comparing the six months ended June 30, 2018 and 2017.

Non-interest Expense

For the three months ended June 30, 2018, non-interest expense remained relatively steady at $7.0 million, increasing by only $26 thousand, or 0.4% when compared to the same three months of 2017. Comparing the second quarters of 2018 and 2017, increases of $187 thousand in salaries and benefits expense, $138 thousand in data processing expense, other operating expenses of $133 thousand, and regulatory assessments of $32 thousand were almost entirely offset by decreases in expenses of other real estate owned of $233 thousand, equipment expense of $123 thousand, other losses of $61 thousand and occupancy expense of $60 thousand.

For the six months ended June 30, 2018, non-interest expense increased $330 thousand, or 2.4%, to $14.2 million from $13.9 million for the same period of 2017. The increase in year-to-date non-interest expense was largely due to a $329 thousand increase in salaries and benefits expense to $7.2 million in 2018 from $6.8 million in 2017, which primarily reflected recent staff additions. Additional increases contributing to the overall increase in non-interest expense comparing the six months ended June 30, 2018 and 2017 included $299 thousand in data processing expense, $290 thousand in other operating expense, and $60 thousand in regulatory assessments. These increases were partially mitigated by decreases of $269 thousand in equipment expense, $228 thousand in expenses of other real estate owned, $158 thousand in other losses, and $44 thousand in occupancy expense.

Provision for Income Taxes

FNCB recorded income tax expense of $0.9 million for the six months ended June 30, 2018, a decrease of $0.8 million compared to income tax expense of $1.7 million for the same six months of 2017. The decrease in income tax expense primarily reflected the reduction in the statutory corporate tax rate from a maximum federal corporate income tax rate of 35% to 21%, effective January 1, 2018.

Management evaluates the carrying amount of its deferred tax assets on a quarterly basis, or more frequently, as necessary, in accordance with guidance set forth in ASC Topic 740 “Income Taxes,” and applies the criteria in the guidance to determine whether it is more likely than not that some portion, or all, of the deferred tax asset will not be realized within its life cycle, based on the weight of available evidence. If management determines based on available evidence, both positive and negative, that it is more likely than not that some portion or all of the deferred tax asset will not be realized in future periods, a valuation allowance is calculated and recorded. These determinations are inherently subjective and depend upon management’s estimates and judgments used in their evaluation of both positive and negative evidence.

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

Management performed an evaluation of FNCB’s deferred tax assets at June 30, 2018 taking into consideration both positive and negative evidence as of that date. Based on this evaluation, management believes that FNCB’s future taxable income will be sufficient to utilize deferred tax assets. Accordingly, management concluded that no valuation allowance for deferred tax assets was required at June 30, 2018.

FINANCIAL CONDITION

Assets

Total assets increased $77.0 million, or 6.6%, to $1.239 billion at June 30, 2018 from $1.162 billion at December 31, 2017. The increase in total assets primarily reflected growth in net loans of $84.3 million, or 11.1%, to $845.9 million at June 30, 2018 as compared to $761.6 million at December 31, 2017. FNCB experienced strong loan demand across the majority of the loan portfolio, including net increases in consumer loans, commercial and industrial loans, residential real estate loans and loans to state and political subdivisions. Total deposits decreased $47.2 million, or 4.7%, to $955.2 million at June 30, 2018 from $1.002 billion at December 31, 2017. The decrease in deposits was primarily attributable to cyclical net outflows of public deposits, coupled with a reduction in commercial deposits related to one large local business relationship. The strong loan demand, coupled with the decrease in total deposits, resulted in greater reliance on wholesale funding. As a result, borrowed funds increased by $129.3 million, or 214.5%, to $189.6 million at June 30, 2018 as compared to $60.3 million at December 31, 2017, concentrated in advances from the FHLB of Pittsburgh.

Cash and Cash Equivalents

Cash and cash equivalents declined $16.6 million, or 44.0%, to $21.1 million at June 30, 2018 from $37.7 million at December 31, 2017. The reduction was due primarily to cash outflows to fund asset growth, coupled with reductions in deposits. FNCB paid dividends of $0.04 and $0.08 per share for the three and six months ended June 30, 2018, respectively, an increase of 33.3% as compared to dividends of $0.03 and $0.06 for the respective periods of 2017.

Securities

FNCB’s investment securities portfolio provides a source of liquidity needed to meet expected loan demand and interest income to increase profitability. Additionally, the investment securities portfolio is used to meet pledging requirements to secure public deposits and for other purposes. Management classifies investment debt securities as either held-to-maturity or available-for-sale at the time of purchase based on its intent. Held-to-maturity securities are carried at amortized cost, while available-for-sale securities are carried at fair value, with unrealized holding gains and losses reported as a component of shareholders’ equity in accumulated other comprehensive income (loss), net of tax. At June 30, 2018 and December 31, 2017, all debt securities were classified as available-for-sale. Equity securities with readily determinable fair values are carried at fair value, with gains and losses due to fluctuations in market value included in the consolidated statements of income. Securities with limited marketability and/or restrictions, such as FHLB of Pittsburgh stock, are carried at cost. Decisions to purchase or sell investment securities are based upon management’s current assessment of long- and short-term economic and financial conditions, including the interest rate environment and asset/liability management, liquidity and tax-planning strategies.

At June 30, 2018, the investment portfolio was comprised principally of fixed-rate securities issued by U.S. government or U.S. government-sponsored agencies, which include mortgage-backed securities and residential and commercial collateralized mortgage obligations (“CMOs”), fixed-rate taxable obligations of state and political subdivisions, asset-backed securities and corporate debt securities. Except for U.S. government and U.S. government-sponsored agencies, there were no securities of any individual issuer that exceeded 10.0% of shareholders’ equity at June 30, 2018.

The following table presents the carrying value of debt securities, all of which were classified as available-for-sale and carried at fair value at June 30, 2018 and December 31, 2017:

Composition of the Investment Portfolio

	June 30,	December 31,
(in thousands)	2018	2017
Available-for-sale debt securities
Obligations of state and political subdivisions	$150,455	$145,999
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	33,961	35,657
Collateralized mortgage obligations - commerical	73,074	75,418
Mortgage-backed securities	24,156	22,311
Corporate debt securities	3,957	4,058
Asset-backed securities	2,355	3,086
Negotiable certificates of deposit	2,905	2,930
Total	$290,863	$289,459

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

During the three and six months ended June 30, 2018, FNCB sold two of its available-for-sale securities, including one asset-backed security and one taxable obligation of state and political subdivisions. The securities sold had an aggregate amortized cost of $4.6 million. Gross proceeds received totaled $4.6 million, with net losses of $4 thousand realized upon the sales and included in non-interest income.

FNCB purchased one security of a U.S. government/government-sponsored agency during the second quarter of 2018 totaling $1.0 million. For the six months ended June 30, 2018, FNCB purchased six securities totaling $16.3 million, including $7.9 million in taxable obligations of state and political subdivisions, $3.9 million in U.S. government /government-sponsored agency securities, and $4.5 million in asset-backed securities.

The following table presents the maturities of available-for-sale debt securities, based on carrying value at June 30, 2018 and the weighted average yields of such securities calculated on the basis of the amortized cost and effective yields weighted for the scheduled maturity of each security. The yields on tax-exempt obligations of state and political subdivisions are presented on a tax-equivalent basis using the federal corporate income tax rate of 21.0%. Because residential and commercial collateralized mortgage obligations, mortgage-backed securities and asset-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following summary.

Maturity Distribution of the Investment Portfolio

	June 30, 2018
					Collateralized
					Mortgage
					Obligations,
					Mortgage-Backed
	Within	>1 - 5	6 - 10	Over	and Asset-Backed	No Fixed
(dollars in thousands)	One Year	Years	Years	10 Years	Securities	Maturity	Total
Available-for-sale securities
Obligations of state and political subdivisions	$-	$51,239	$95,283	$3,933	$-	$-	$150,455
Yield		2.57%	2.85%	3.73%			2.78%
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	-	-	-	-	33,961	-	33,961
Yield					2.83%		2.83%
Collateralized mortgage obligations - commercial	-	-	-	-	73,074	-	73,074
Yield					2.50%		2.50%
Mortgage-backed securities	-	-	-	-	24,156	-	24,156
Yield					2.91%		2.91%
Corporate debt securities	-	-	3,957	-	-	-	3,957
Yield			6.63%				6.63%
Asset-backed securities	-	-	-	-	2,355	-	2,355
Yield					2.41%		2.41%
Negotiable certificates of deposit	495	2,410	-	-	-	-	2,905
Yield	1.85%	2.14%					2.09%
Total available-for-sale maturities	$495	$53,649	$99,240	$3,933	$133,546	$-	$290,863
Weighted average yield	1.85%	2.55%	3.00%	3.73%	2.66%	0.00%	2.77%

OTTI Evaluation

There was no OTTI recognized during the six months ended June 30, 2018 or 2017. See Note 3, “Securities” of the notes to consolidated financial statements included in Item 1 hereof for additional information about management’s evaluation of securities for OTTI.

The following table presents the FNCB’s investment in restricted securities at June 30, 2018 and December 31, 2017. Restricted securities have limited marketability and are carried at cost.

	June 30,	December 31,
(in thousands)	2018	2017
Stock in Federal Home Loan Bank of Pittsburgh	$7,954	$2,753
Stock in Atlantic Community Bankers Bank	10	10
Total restricted securities, at cost	$7,964	$2,763

Management noted no indicators of impairment for the FHLB of Pittsburgh or Atlantic Community Bankers Bank stock at June 30, 2018 and December 31, 2017.

FNCB owns a $1.7 million investment in the common stock of a privately-held bank holding company. The common stock was purchased during 2017 as part of a private placement pursuant to an exemption from the registration requirements of the Securities Act of 1933 for offerings not involving any public offering. The common stock of such bank holding company is not currently traded on any established market, and is not expected to be traded in the near future on any securities exchange or established over-the-counter market. FNCB has elected to account for this transaction as an investment in an equity security without a readily determinable fair value. An equity security without a readily determinable fair value shall be written down to its fair value if a qualitative assessment indicates that the investment is impaired, with a fair value of the investment is less than its carrying value. The $1.7 million investment is included in other assets in the consolidated statements of financial condition at June 30, 2018. As part of its qualitative assessment, management engaged an independent third party to provide a valuation of this investment as of June 30, 2018, which indicated that the investment was not impaired. Management determined that no adjustment for impairment was required at June 30, 2018.

Loans

During the first six months of 2018, FNCB experienced strong demand for its lending products. Total loans increased $83.2 million, or 10.8%, to $851.3 million at June 30, 2018 from $768.1 million at December 31, 2017. The majority of FNCB’s major loan categories increased during the first half of 2018, including the consumer loans, concentrated in the indirect auto lending portfolio and the commercial and industrial loans.

Historically, commercial lending activities have represented a significant portion of FNCB’s loan portfolio. Commercial lending includes commercial and industrial loans, commercial real estate loans and construction, land acquisition and development loans, and represented 52.9% and 56.4% of total loans at June 30, 2018 and December 31, 2017, respectively.

From a collateral standpoint, a majority of FNCB’s loan portfolio consists of loans secured by real estate. Real estate secured loans, which include commercial real estate, construction, land acquisition and development, residential real estate loans and home equity lines of credit (“HELOCs”), increased $11.1 million, or 2.3%, to $473.3 million at June 30, 2018 from $462.2 million at December 31, 2017. The increase was concentrated in residential real estate and construction, land acquisition and development loans. Real estate secured loans as a percentage of total gross loans declined to 55.6% at June 30, 2018 as compared to 60.2% as of December 31, 2017, as a majority of the loan growth throughout 2018 was concentrated in consumer indirect auto loans and commercial and industrial loans.

Commercial and industrial loans increased $16.9 million, or 11.3%, during the first half of 2018 to $167.0 million at June 30, 2018 from $150.1 million at December 31, 2017. Commercial and industrial loans consist primarily of equipment loans, working capital financing, revolving lines of credit and loans secured by cash and marketable securities. Loans secured by commercial real estate decreased $1.7 million, or 0.6%, to $260.1 million at June 30, 2018 from $261.8 million at December 31, 2017. Commercial real estate loans include long-term commercial mortgage financing and are primarily secured by first or second lien mortgages. Offsetting this decrease was an increase in construction, land acquisition and development loans of $2.3 million, or 11.2%, to $23.3 million at June 30, 2018 from $21.0 million at December 31, 2017.

Residential real estate loans totaled $168.8 million at June 30, 2018, an increase of $10.8 million, or 6.8%, from $158.0 million at December 31, 2017. The components of residential real estate loans include fixed-rate and variable-rate mortgage loans. HELOCs are not included in this category but are included in consumer loans. FNCB primarily underwrites fixed-rate purchase and refinance of residential mortgage loans for sale in the secondary market to reduce interest rate risk and provide funding for additional loans. Additionally, FNCB offers a “WOW” mortgage product, which is a non-saleable mortgage with maturity terms of 7.5 to 14.5 years and offers customers an attractive fixed interest rate, low closing costs and a guaranteed 30-day close.

Consumer loans grew throughout the first six months of 2018, increasing $44.4 million, or 33.0%, to $179.1 million at June 30, 2018 from $134.7 million at December 31, 2017. The growth was largely concentrated within the indirect auto loan portfolio. The strong increase in demand throughout the first half of 2018 is attributed to the recent hiring of a full-time indirect sales relationship manager, resulting in obtaining new dealer relationships throughout FNCB’s market area and enhanced penetration with existing dealers. Loans to state and municipal governments increased $10.5 million, or 24.5%, to $53.0 million at June 30, 2018 from $42.5 million at December 31, 2017, due to ongoing efforts of a dedicated government banking unit.

The following table summarizes loans receivable, net by major category at June 30, 2018 and December 31, 2017:

Loan Portfolio Detail

	June 30,	December 31,
(in thousands)	2018	2017
Residential real estate	$168,827	$158,020
Commercial real estate	260,119	261,783
Construction, land acquisition and development	23,340	20,981
Commercial and industrial	167,001	150,103
Consumer	179,088	134,653
State and political subdivisions	52,954	42,529
Total loans, gross	851,329	768,069
Unearned income	(75)	(80)
Net deferred loan costs	4,137	2,654
Allowance for loan and lease losses	(9,459)	(9,034)
Loans, net	$845,932	$761,609

Under industry regulations, a concentration is considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. Typically, industry guidelines require disclosure of concentrations of loans exceeding 10.0% of total loans outstanding. FNCB had no such concentrations at June 30, 2018 or December 31, 2017. In addition to industry guidelines, FNCB’s internal policy considers a concentration to exist in its loan portfolio if an aggregate loan balance outstanding to borrowers within a specific industry exceeds 25.0% of capital. However, management regularly reviews loans by all industry categories to determine if a potential concentration exists.

The following table presents industry concentrations within FNCB’s loan portfolio at June 30, 2018 and December 31, 2017:

Loan Concentrations

	June 30, 2018		December 31, 2017
(dollars in thousands)	Amount	% of Gross Loans	Amount	% of Gross Loans
Retail space/shopping centers	$52,052	6.11%	$44,184	5.75%
1-4 family residential investment properties	37,936	4.46%	33,275	4.33%
Automobile dealers	19,076	2.24%	22,792	2.97%

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

The following schedule presents information about non-performing assets and accruing TDRs at June 30, 2018 and December 31, 2017:

Non-performing Assets and Accruing TDRs

	June 30,	December 31,
(dollars in thousands)	2018	2017
Non-accrual loans	$3,469	$2,578
Loans past due 90 days or more and still accruing	-	-
Total non-performing loans	3,469	2,578
Other real estate owned	787	1,023
Other non-performing assets	1,900	1,900
Total non-performing assets	$6,156	$5,501

Accruing TDRs	$8,741	$9,299
Non-performing loans as a percentage of gross loans	0.41%	0.34%

Total non-performing assets increased $0.7 million, or 11.9%, to $6.2 million at June 30, 2018 from $5.5 million at December 31, 2017. The increase was primarily due to an increase in non-accrual loans of $0.9 million, primarily attributable to one large commercial relationship which was placed on non-accrual status during the second quarter of 2018. FNCB’s ratio of non-performing loans to total gross loans increased to 0.41% at June 30, 2018 from 0.34% at December 31, 2017. Similarly, FNCB’s ratio of non-performing assets as a percentage of shareholders’ equity increased to 7.1% at June 30, 2018 from 6.2% at December 31, 2017. Management continues to monitor non-accrual loans, delinquency trends and economic conditions within FNCB’s market area on an on-going basis in order to proactively address any collection related issues and mitigate potential losses.

Other non-performing assets at June 30, 2018 and December 31, 2017 are comprised solely of a classified account receivable secured by an evergreen letter of credit in the amount of $1.9 million, received in 2011 as part of a settlement agreement for a large construction, land acquisition and development loan for a residential development project in the Pocono region of Monroe County. The project was stalled due to a decline in real estate values in this area following the financial crisis of 2008. The agreement provides for payment to FNCB as real estate building lots are sold. In 2016, management classified the receivable as substandard due to the length of holding time and continues to monitor this project closely. To date, no lots have been sold; however, economic development in this market area has recently improved and construction activity related to this project by the developer has increased.

TDRs at June 30, 2018 and December 31, 2017 were $9.6 million and $10.2 million, respectively. Accruing and non-accruing TDRs were $8.7 million and $0.9 million, respectively at June 30, 2018 and $9.3 million and $0.9 million, respectively at December 31, 2017. FNCB was not committed to lend additional funds to any loan classified as a TDR at June 30, 2018.

The average balance of impaired loans was $10.9 million and $9.3 million for the six months ended June 30, 2018 and 2017, respectively. FNCB recorded $101 thousand and $204 thousand of interest income on impaired loans for the three and six months ended June 30, 2018, respectively and $106 thousand and $176 thousand for the three and six months ended June 30, 2017.

The following table presents the changes in non-performing loans for the three and six months ended June 30, 2018 and 2017. Loan foreclosures represent the recorded investment at time of foreclosure not including the effect of any guarantees:

Changes in Non-performing Loans

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Balance, beginning of period	$2,403	$1,922	$2,578	$2,234
Loans newly placed on non-accrual	2,680	2,573	3,064	2,869
Changes in loans past due 90 days or more and still accruing	-	-	-	-
Loans transferred to OREO	-	(80)	-	(80)
Loans returned to performing status	(25)	(71)	(25)	(71)
Loans charged-off	(1,305)	(457)	(1,694)	(741)
Loan payments received	(284)	(206)	(454)	(530)
Balance, end of period	$3,469	$3,681	$3,469	$3,681

The additional interest income that would have been earned on non-accrual and restructured loans had the loans been performing in accordance with their original terms for the three and six months ended June 30, 2018 approximated $45 thousand and $85 thousand, respectively and $39 thousand and $66 thousand for the three and six months ended June 30, 2017, respectively.

The following table outlines accruing loan delinquencies and non-accrual loans as a percentage of gross loans at June 30, 2018 and December 31, 2017:

Loan Delinquencies and Non-Accrual Loans

	June 30,	December 31,
	2018	2017
Accruing:
30-59 days	0.25%	0.27%
60-89 days	0.05%	0.11%
90+ days	0.00%	0.00%
Non-accrual	0.41%	0.34%
Total delinquencies	0.71%	0.72%

Total delinquencies as a percentage of gross loans remain relatively stable, decreasing by one basis point to 0.71% at June 30, 2018 as compared to 0.72% at December 31, 2017. Significant fluctuations in total delinquencies were concentrated in the commercial real estate segment, including a reduction in loans 60-89 days past due offset by an increase in non-accrual loans.

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

The ALLL equaled $9.5 million at June 30, 2018, an increase of $425 thousand from $9.0 million at December 31, 2017. The increase resulted from a provision for loan and lease losses of $1.6 million, partially offset by net charge-offs of $1.2 million for the first six months of 2018.

The ALLL consists of both specific and general components. The component of the ALLL that is related to impaired loans that are individually evaluated for impairment, the guidance for which is provided by ASC 310 “Impairment of a Loan” (“ASC 310”), was $0.7 million, or 7.4%, of the total ALLL at June 30, 2018, compared to $0.8 million, or 8.6%, of the total ALLL at December 31, 2017. A general allocation of $8.8 million was calculated for loans analyzed collectively under ASC 450 “Contingencies” (“ASC 450”), which represented 92.6% of the total ALLL of $9.5 million. Comparatively, at December 31, 2017, the general allocation for loans collectively analyzed for impairment amounted to $8.2 million, or 91.4%, of the total ALLL. The ratio of the ALLL to total loans at June 30, 2018 and December 31, 2017 was 1.11% and 1.17%, respectively, based on loans, net of net deferred loan costs and unearned income of $855.4 million and $770.6 million, respectively.

The following table presents an allocation of the ALLL by major loan category and percent of loans in each category to total loans at June 30, 2018 and December 31, 2017:

Allocation of the ALLL

	June 30, 2018		December 31, 2017
		Percentage		Percentage
		of Loans		of Loans
		in Each		in Each
		Category		Category
	Allowance	to Total	Allowance	to Total
(dollars in thousands)	Amount	Loans	Amount	Loans
Residential real estate	$1,201	19.83%	$1,236	20.58%
Commercial real estate	3,107	30.55%	3,499	34.08%
Construction, land acquisition and development	251	2.74%	209	2.73%
Commercial and industrial	2,455	19.62%	2,340	19.54%
Consumer	2,006	21.04%	1,395	17.53%
State and political subdivision	439	6.22%	355	5.54%
Total	$9,459	100.00%	$9,034	100.00%

The following table presents an analysis of the ALLL by loan category for the three and six months ended June 30, 2018 and 2017:

Reconciliation of the ALLL

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Balance at beginning of period	$9,562	$8,306	$9,034	$8,419
Charge-offs:
Residential real estate	-	31	63	80
Commercial real estate	1,126	29	1,126	29
Construction, land acquisition and development	-	-	-	-
Commercial and industrial	4	317	81	347
Consumer	180	88	440	306
State and political subdivisions	-	-	-	-
Total charge-offs	1,310	465	1,710	762
Recoveries of charged-off loans:
Residential real estate	121	11	127	12
Commercial real estate	2	1	3	5
Construction, land acquisition and development	-	-	30	421
Commercial and industrial	75	110	147	179
Consumer	129	85	228	252
State and political subdivisions	-	-	-	-
Total recoveries	327	207	535	869
Net charge-offs (recoveries)	983	258	1,175	(107)
Provision (credit) for loan and lease losses	880	421	1,600	(57)
Balance at end of period	$9,459	$8,469	$9,459	$8,469

Net charge-offs (recoveries) as a percentage of average loans	0.12%	0.04%	0.14%	(0.01% )

Allowance for loan and lease losses as a percentage of gross loans at period end	1.11%	1.16%	1.11%	1.16%

Other Real Estate Owned

At June 30, 2018, OREO consisted of four properties with an aggregate carrying value of $0.8 million, a decrease of $0.2 million from $1.0 million at December 31, 2017. There were no properties foreclosed upon during the six months ended June 30, 2018. Subsequent to the consolidation of three Luzerne County branches during the second quarter of 2018, FNCB transferred its former Route 315 branch from bank premises and equipment to OREO for disposition at an aggregate carrying value of $220 thousand. There were two sales of OREO properties during the six months ended June 30, 2018 with an aggregate carrying value of $439 thousand, which resulted in a net gain of $31 thousand. FNCB foreclosed upon two residential real estate properties with a carrying value of $125 thousand during the six months ended June 30, 2017. There was one sale and one partial sale of properties with an aggregate carrying value of $750 thousand during the six months ended June 30, 2017, which resulted in a net gain of $57 thousand.

The expenses related to maintaining OREO, not including adjustments to property values subsequent to foreclosure, and net of any income from operation of the properties, amounted to $55 thousand and $83 thousand for the three and six months ended June 30, 2018, respectively, compared to $48 thousand and $88 thousand, respectively, for the same periods in 2017.

FNCB actively markets OREO properties for sale through a variety of channels including internal marketing and the use of outside brokers/realtors. The carrying value of OREO is generally calculated at an amount not greater than 90% of the most recent fair market appraised value unless specific conditions warrant an exception. A 10% factor is generally used to estimate costs to sell, which is based on typical cost factors, such as 6% broker commission, 1% transfer taxes, and 3% various other miscellaneous costs associated with the sales process. The fair value is updated on an annual basis or more frequently if new valuation information is available. Further deterioration in the real estate market could result in additional losses on these properties. There was no valuation adjustment related to OREO for the three months ended June 30, 2018. FNCB incurred valuation adjustments of $17 thousand for the six months ended June 30, 2018, which are included in expense of other real estate owned in the consolidated statements of income. Valuation adjustments on OREO properties totaled $240 thousand for both the three and six months ended June 30, 2017.

The following table presents the activity in OREO for the three and six months ended June 30, 2018 and 2017:

Activity in OREO

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Balance, beginning of period	$579	$1,352	$1,023	$2,048
Property foreclosures	-	80	-	125
Transfer from bank premises	220	-	220	-
Valuation adjustments	-	(240)	(17)	(240)
Carrying value of OREO sold	(12)	(9)	(439)	(750)
Balance, end of period	$787	$1,183	$787	$1,183

The following table presents a distribution of OREO at June 30, 2018 and December 31, 2017:

Distribution of OREO

	June 30,	December 31,
(in thousands)	2018	2017
Land / lots	$504	$516
Commercial real estate	220	427
Residential real estate	63	80
Total other real estate owned	$787	$1,023

Liabilities

Total liabilities were $1.152 billion at June 30, 2018, an increase of $79.0 million, or 7.4%, from $1.073 billion at December 31, 2017. The increase was primarily attributable to a $129.3 million increase in borrowed funds, specifically advances from the FHLB of Pittsburgh, partially offset by an outflow of deposits of $47.2 million, or 4.8%. The increase in borrowed funds was used to fund growth in the loan portfolio, while the decrease in deposits was primarily attributable to cyclical net outflows of public deposits, coupled with a reduction in commercial deposits related to one large local business relationship. Interest-bearing deposits decreased $48.3 million, or 5.8%, to $777.9 million at June 30, 2018 compared to $826.1 million at December 31, 2017, while non-interest-bearing demand deposits increased by $1.1 million, or 0.6%, comparing the same time period.

Equity

Total shareholders’ equity decreased $2.1 million, or 2.3%, to $87.1 million at June 30, 2018 from $89.2 million at December 31, 2017. The reduction in equity resulted primarily from a $5.3 million increase in accumulated other comprehensive loss related to a decline in the fair value of available-for-sale debt securities, net of deferred taxes, and year-to-date dividends declared of $1.3 million. Partially offsetting these decreases was net income of $4.4 million for the six months ended June 30, 2018. Book value per common share was $5.18 at June 30, 2018, a decrease of $0.14 per share, or 2.6%, compared to $5.32 at December 31, 2017.

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

The statements of cash flows present the change in cash and cash equivalents from operating, investing and financing activities. Cash and due from banks and interest-bearing deposits in other banks, which comprise cash and cash equivalents, are FNCB’s most liquid assets. At June 30, 2018, cash and cash equivalents totaled $21.1 million, a decrease of $16.6 million compared to $37.7 million at December 31, 2017. Net funds used in investing activities were $104.0 million for the first six months of 2018, largely representing a net increase in loans to customers of $92.2 million, coupled with purchases of debt securities available for sale of $16.3 million. Financing activities provided $80.8 million in net cash for the six months ended June 30, 2018, which resulted primarily from net proceeds from FHLB advances of $129.3 million, partially offset by a decrease in deposits of $47.2 million. Operating activities for the first six months of 2018 provided net cash of $6.6 million.

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

While ALCO regularly performs a wide variety of simulations under various strategic balance sheet and treasury yield curve scenarios, the following results reflect FNCB’s sensitivity over the subsequent twelve months based on the following assumptions:

●	asset and liability levels using June 30, 2018 as a starting point;
●	cash flows are based on contractual maturity and amortization schedules with applicable prepayments derived from internal historical data and external sources; and
●	cash flows are reinvested into similar instruments so as to keep interest-earning asset and interest-bearing liability levels constant.

The following table illustrates the simulated impact of parallel and instantaneous interest rate shocks of +400 basis points, +200 basis points, and -100 basis points on net interest income and the change in economic value over a one-year time horizon from the June 30, 2018 levels:

	Rates +200				Rates +400				Rates -100
	Simulation Results		Policy Limit		Simulation Results		Policy Limit		Simulation Results		Policy Limit
Earnings at risk:
Percent change in net interest income	(8.5%	)	(10.0%	)	(17.7%	)	(20.0%	)	(0.8%	)	(5.0%	)

Economic value at risk:
Percent change in economic value of equity	(8.8%	)	(20.0%	)	(18.7%	)	(35.0%	)	(5.4%	)	(10.0%	)

Under the model, FNCB’s net interest income and economic value of equity are expected to decrease 8.5% and 8.8%, respectively, under a +200-basis point interest rate shock. Model results at March 31, 2018 were comparable and indicated net interest income and economic value of equity were expected to decrease 4.6% and 7.8%, respectively, given a +200-basis point rate shock. The change primarily reflected an increase in FHLB of Pittsburgh advances at June 30, 2018 as compared to March 31, 2018, as the majority of these advances either reprice immediately or within one year.

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

As previously mentioned, as part of its ongoing monitoring, ALCO requires quarterly back testing of modeling results, which involves after-the-fact comparisons of projections with FNCB’s actual performance to measure the validity of assumptions used in the modeling techniques. As part of its quarterly review, management compared tax-equivalent net interest income recorded for the three months ended June 30, 2018 with tax-equivalent net interest income that was projected for the same three-month period. The variance between actual and projected tax-equivalent net interest income for the three-month period ended June 30, 2018 was $237 thousand, or 2.4%. The variance for the second quarter of 2018 was largely attributable to higher than anticipated loan growth. ALCO performs a rate/volume analysis between actual and projected results in order to continue to improve the accuracy of it simulation models.

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

For the three- and six-month periods ended June 30, 2018, FNCB did not engage in any off-balance sheet transactions that would have or would be reasonably likely to have a material effect on its consolidated financial condition.

Item 3 — Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in FNCB’s exposure to market risk during the first six months of 2018.  For discussion of FNCB’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in FNCB’s Form 10-K for the year ended December 31, 2017.

Item 4 — Controls and Procedures

FNCB’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of FNCB’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, FNCB’s Chief Executive Officer and Chief Financial Officer concluded FNCB’s disclosure controls and procedures were effective as of June 30, 2018.

There were no changes made to FNCB’s internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, FNCB’s internal control over financial reporting.

PART II  Other Information

Item 1 — Legal Proceedings.

On May 24, 2012, a putative shareholder filed a complaint in the Court of Common Pleas for Lackawanna County (“Shareholder Derivative Suit”) against certain present and former directors and officers of FNCB (the “Individual Defendants”) alleging, inter alia, breach of fiduciary duty, abuse of control, corporate waste, and unjust enrichment. FNCB was named as a nominal defendant. On February 4, 2014, the Court issued a Final Order and Judgment for the matter granting approval of a Stipulation of Settlement (the “Settlement”) and dismissing all claims against FNCB and the Individual Defendants. As part of the Settlement, without admitting any fault, wrongdoing or liability, the Individual Defendants agreed to settle the derivative litigation for $5.0 million. The $5.0 million Settlement payment was made to FNCB on March 28, 2014. The Individual Defendants reserved their rights to indemnification under FNCB’s Articles of Incorporation and Bylaws, resolutions adopted by the Board, the Pennsylvania Business Corporation Law and any and all rights they have against FNCB’s and the Bank’s insurance carriers. In addition, in conjunction with the Settlement, FNCB accrued $2.5 million related to fees and costs of the plaintiff’s attorneys, which was included in non-interest expense in the consolidated statements of income for the year ended December 31, 2013. On April 1, 2014, FNCB paid the $2.5 million related to fees and costs of the plaintiff’s attorneys and partial indemnification of the Individual Defendants in the amount of $2.5 million. Commencing on July 1, 2017, FNCB made partial indemnifications to the Individual Defendants through monthly principal payments, made on behalf of the Individual Defendants, of $25,000 plus accrued interest to First Northern Bank and Trust Co. On April 11, 2018, FNCB indemnified the Individual Defendants by paying in full the $2.5 million, plus accrued interest to First Northern Bank & Trust Co.

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

Except as disclosed in this Item 1 “Legal Proceedings”, there have been no changes in the status of the other litigation disclosed in FNCB’s Annual Report on Form 10-K for the year ended December 31, 2017.

Item 1A — Risk Factors.

Management of FNCB does not believe there have been any material changes in the risk factors that were previously disclosed in FNCB’s Form 10-K for the year ending December 31, 2017.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3 – Defaults upon Senior Securities.

None.

Item 4 – Mine Safety Disclosures.

Not applicable.

Item 5 – Other Information.

None.

Item 6 – Exhibits.

The following exhibits are filed herewith or incorporated by reference.

EXHIBIT 10.1	Real Estate Purchase Contract dated as of April 6, 2018, by and between Branch Banking and Trust Company and FNCB Bank, as filed on April 11, 2018, and incorporated herein by reference.

EXHIBIT 31.1*	Certification of Chief Executive Officer

EXHIBIT 31.2*	Certification of Chief Financial Officer

EXHIBIT 32.1**	Section 1350 Certification —Chief Executive Officer and Chief Financial Officer

EXHIBIT 101.INS	XBRL INSTANCE DOCUMENT

EXHIBIT 101.SCH	XBRL TAXONOMY EXTENSION SCHEMA

EXHIBIT 101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EXHIBIT 101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EXHIBIT 101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE

EXHIBIT 101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant:  FNCB BANCORP, INC.

Date: August 3, 2018	By:	/s/ Gerard A. Champi
Gerard A. Champi
President and Chief Executive Officer

Date: August 3, 2018	By:	/s/ James M. Bone, Jr.
James M. Bone, Jr., CPA
Executive Vice President and Chief Financial Officer
Principal Financial Officer

Date: August 3, 2018	By:	/s/ Stephanie A. Westington
Stephanie A. Westington, CPA
Senior Vice President and Controller
Principal Accounting Officer