Form 10-Q
period 2018-09-30
FNCB Bancorp, Inc.
filed 2018-10-31
CIK 1035976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Common Stock, $1.25 par value	16,819,768 shares
(Title of Class)	(Outstanding at October 26, 2018)

Part I - Financial Information

Item 1 - Financial Statements

FNCB BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(unaudited)

	September 30,	December 31,
(in thousands, except share data)	2018	2017
Assets
Cash and cash equivalents:
Cash and due from banks	$23,051	$22,755
Interest-bearing deposits in other banks	7,246	14,991
Total cash and cash equivalents	30,297	37,746
Debt securities available for sale, at fair value	288,780	289,459
Equity securities	884	918
Restricted stock, at cost	3,333	2,763
Loans held for sale	938	1,095
Loans, net of allowance for loan and lease losses of $9,827 and $9,034	854,489	761,609
Bank premises and equipment, net	13,895	10,388
Accrued interest receivable	4,061	3,234
Bank-owned life insurance	30,873	30,460
Other real estate owned	715	1,023
Net deferred tax assets	16,382	15,785
Other assets	6,475	7,825
Total assets	$1,251,122	$1,162,305

Liabilities
Deposits:
Demand (non-interest-bearing)	$166,967	$176,325
Interest-bearing	928,154	826,123
Total deposits	1,095,121	1,002,448
Borrowed funds:
Federal Home Loan Bank of Pittsburgh advances	46,490	44,968
Subordinated debentures	5,000	5,000
Junior subordinated debentures	10,310	10,310
Total borrowed funds	61,800	60,278
Accrued interest payable	318	241
Other liabilities	7,306	10,147
Total liabilities	1,164,545	1,073,114

Shareholders' equity
Preferred stock ($1.25 par)
Authorized: 20,000,000 shares at September 30, 2018 and December 31, 2017
Issued and outstanding: 0 shares at September 30, 2018 and December 31, 2017	-	-
Common stock ($1.25 par)
Authorized: 50,000,000 shares at September 30, 2018 and December 31, 2017
Issued and outstanding: 16,819,471 shares at September 30, 2018 and 16,757,963 shares at December 31, 2017	21,024	20,947
Additional paid-in capital	63,469	63,210
Retained earnings	10,965	6,779
Accumulated other comprehensive loss	(8,881)	(1,745)
Total shareholders' equity	86,577	89,191
Total liabilities and shareholders’ equity	$1,251,122	$1,162,305

The accompanying notes to consolidated financial statements are an integral part of these statements.

FNCB BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except share data)	2018	2017	2018	2017
Interest income
Interest and fees on loans	$9,501	$7,576	$26,820	$21,748
Interest and dividends on securities:
U.S. government agencies	899	816	2,675	2,566
State and political subdivisions, tax-free	37	7	95	42
State and political subdivisions, taxable	1,028	1,016	3,079	2,816
Other securities	211	166	646	409
Total interest and dividends on securities	2,175	2,005	6,495	5,833
Interest on interest-bearing deposits in other banks	17	24	52	146
Total interest income	11,693	9,605	33,367	27,727
Interest expense
Interest on deposits	1,559	943	3,760	2,513
Interest on borrowed funds:
Federal Home Loan Bank of Pittsburgh advances	715	163	1,774	424
Subordinated debentures	58	97	171	323
Junior subordinated debentures	106	77	292	219
Total interest on borrowed funds	879	337	2,237	966
Total interest expense	2,438	1,280	5,997	3,479
Net interest income before provision for loan and lease losses	9,255	8,325	27,370	24,248
Provision for loan and lease losses	1,149	543	2,749	486
Net interest income after provision for loan and lease losses	8,106	7,782	24,621	23,762
Non-interest income
Deposit service charges	711	728	2,160	2,147
Net gain (loss) on the sale of available-for-sale securities	-	367	(4)	1,338
Net loss on equity securities	(8)	-	(34)	-
Net gain on the sale of mortgage loans held for sale	71	106	171	241
Net gain on the sale of SBA guaranteed loans	-	23	322	79
Net gain on the sale of other repossessed assets	-	-	-	47
Net gain on the sale of other real estate owned	-	-	31	57
Loan-related fees	85	96	245	252
Income from bank-owned life insurance	141	129	413	399
Merchant services revenue	135	108	365	307
Other	185	157	699	440
Total non-interest income	1,320	1,714	4,368	5,307
Non-interest expense
Salaries and employee benefits	3,581	3,247	10,732	10,069
Occupancy expense	500	394	1,629	1,567
Equipment expense	299	474	936	1,380
Advertising expense	193	119	519	424
Data processing expense	745	506	2,040	1,502
Regulatory assessments	251	160	648	497
Bank shares tax	278	252	767	762
Expense of other real estate owned	91	104	191	432
Professional fees	241	206	733	662
Insurance expense	130	132	398	385
Other losses	28	49	155	334
Other operating expenses	851	754	2,638	2,251
Total non-interest expense	7,188	6,397	21,386	20,265
Income before income tax expense	2,238	3,099	7,603	8,804
Income tax expense	388	827	1,322	2,543
Net income	$1,850	$2,272	$6,281	$6,261

Earnings per share
Basic	$0.11	$0.14	$0.37	$0.37
Diluted	$0.11	$0.14	$0.37	$0.37

Cash dividends declared per common share	$0.04	$0.03	$0.12	$0.09
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	16,818,625	16,757,963	16,791,815	16,711,172
Diluted	16,838,547	16,777,671	16,813,948	16,728,852

The accompanying notes to consolidated financial statements are an integral part of these statements.

FNCB BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2018	2017	2018	2017
Net income	$1,850	$2,272	$6,281	$6,261
Other comprehensive (loss) income:
Unrealized (losses) gains on securities available for sale	(2,302)	(1,290)	(9,118)	3,868
Taxes	483	438	1,914	(1,315)
Net of tax amount	(1,819)	(852)	(7,204)	2,553

Reclassification adjustment for (gains) losses included in net income	-	(367)	4	(1,338)
Taxes	-	125	(1)	455
Net of tax amount	-	(242)	3	(883)

Total other comprehensive (loss) income	(1,819)	(1,094)	(7,201)	1,670

Comprehensive income (loss)	$31	$1,178	$(920)	$7,931

The accompanying notes to consolidated financial statements are an integral part of these statements.

FNCB BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Nine Months Ended September 30, 2018 and 2017
(unaudited)

					Accumulated
	Number		Additional		Other	Total
	of Common	Common	Paid-in	Retained	Comprehensive	Shareholders'
(in thousands, except share data)	Shares	Stock	Capital	Earnings	(Loss) Income	Equity
Balances, December 31, 2016	16,645,845	$20,807	$62,593	$8,531	$(1,560)	$90,371
Net income for the period	-	-	-	6,261	-	6,261
Cash dividends paid, $0.09 per share	-	-	-	(1,505)	-	(1,505)
Restricted stock awards	-	-	234	-	-	234
Common shares issued under long-term incentive compensation plan	46,878	58	(58)	-	-	-
Common shares issued through dividend reinvestment/optional cash purchase plan	65,240	82	374	(5)	-	451
Other comprehensive income, net of tax of $860	-	-	-	-	1,670	1,670
Balances, September 30, 2017	16,757,963	$20,947	$63,143	$13,282	$110	$97,482

Balances, December 31, 2017	16,757,963	$20,947	$63,210	$6,779	$(1,745)	$89,191
Net income for the period	-	-	-	6,281	-	6,281
Cash dividends paid, $0.12 per share	-	-	-	(2,016)	-	(2,016)
Reclassification of unrealized loss on equity securities, net of tax	-	-	-	(65)	65	-
Restricted stock awards	-	-	215	-	-	215
Common shares issued under long-term incentive compensation plan	46,358	58	(58)	-	-	-
Common shares issued through dividend reinvestment/optional cash purchase plan	15,150	19	102	(14)	-	107
Other comprehensive loss, net of tax of $1,913	-	-	-	-	(7,201)	(7,201)
Balances, September 30, 2018	16,819,471	$21,024	$63,469	$10,965	$(8,881)	$86,577

The accompanying notes to consolidated financial statements are an integral part of these statements.

FNCB BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 30,
(in thousands)	2018	2017
Cash flows from operating activities:
Net income	$6,281	$6,261
Adjustments to reconcile net income to net cash provided by operating activities:
Investment securities amortization, net	607	756
Equity in trust	(9)	(7)
Depreciation and amortization	2,126	1,984
Valuation adjustment for loan servicing rights	-	(4)
Stock-based compensation expense	215	234
Provision for loan and lease losses	2,749	486
Valuation adjustment for off-balance sheet commitments	(111)	23
Net loss (gain) on the sale of available-for-sale securities	4	(1,338)
Net loss on equity securities	34	-
Net gain on the sale of mortgage loans held for sale	(171)	(241)
Net gain on the sale of SBA guaranteed loans	(322)	(79)
Net gain on the sale of other real estate owned	(31)	(57)
Valuation adjustment of other real estate owned	89	307
Net gain on the sale of other repossessed assets	-	(47)
Loss on the disposition of bank premises and equipment	44	63
Income from bank-owned life insurance	(413)	(399)
Proceeds from the sale of mortgage loans held for sale	7,904	10,216
Funds used to originate mortgage loans held for sale	(7,576)	(9,526)
Decrease in net deferred tax assets	1,316	2,507
Increase in accrued interest receivable	(827)	(446)
Decrease (increase) in prepaid expenses and other assets	1,311	(1,733)
Increase in accrued interest payable	77	2
Decrease in director indemnification liability	(2,553)	-
Decrease in accrued expenses and other liabilities	(177)	(1,552)
Total adjustments	4,286	1,149
Net cash provided by operating activities	10,567	7,410

Cash flows from investing activities:
Maturities, calls and principal payments of debt securities available for sale	4,675	5,655
Proceeds from the sale of debt securities available for sale	4,559	130,972
Purchases of debt securities available for sale	(18,280)	(133,524)
(Purchase) redemption of the stock in Federal Home Loan Bank of Pittsburgh	(570)	861
Net increase in loans to customers	(102,370)	(30,068)
Proceeds from the sale of SBA guaranteed loans	6,032	979
Proceeds from the sale of other real estate owned	470	820
Proceeds from the sale of other repossessed assets	-	280
Purchases of bank premises and equipment	(4,818)	(852)
Net cash used in investing activities	(110,302)	(24,877)

Cash flows from financing activities:
Net increase (decrease) in deposits	92,673	(31,927)
Proceeds from Federal Home Loan Bank of Pittsburgh advances - term	73,929	34,673
Repayment of Federal Home Loan Bank of Pittsburgh advances - term	(72,407)	(47,860)
Principal reduction on subordinated debentures	-	(5,000)
Proceeds from issuance of common shares, net of discount	107	451
Cash dividends paid	(2,016)	(1,505)
Net cash provided by (used in) financing activities	92,286	(51,168)
Net decrease in cash and cash equivalents	(7,449)	(68,635)
Cash and cash equivalents at beginning of period	37,746	112,445
Cash and cash equivalents at end of period	$30,297	$43,810

Supplemental cash flow information:
Cash paid during the period for:
Interest	$5,920	$3,477
Income taxes	23	205
Other transactions:
Transfer of bank premises and equipment to other real estate owned	220	-
Loans transferred to other real estate owned and repossessed assets	-	80
Investor loans tranferred to other real estate owned or other assets, net of valuation adjustments	-	30
Available-for-sale securities purchased, not settled	-	6,012

The accompanying notes to consolidated financial statements are an integral part of these statements.

FNCB BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1.     Basis of Presentation

The consolidated financial statements of FNCB are comprised of the accounts of FNCB Bancorp, Inc., and its wholly-owned subsidiary, FNCB Bank (the “Bank”), as well as the Bank’s wholly-owned subsidiaries (collectively, “FNCB”). The accounting and reporting policies of FNCB conform to accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all the information and accompanying notes required by GAAP for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included in the consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation. Prior period amounts have been reclassified when necessary to conform to the current period’s presentation. Such reclassifications did not have an impact on the operating results or financial position of FNCB. The operating results and financial position of FNCB for the three and nine months ended September 30, 2018, may not be indicative of future results of operations and financial position.

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

ASU 2018-13 Fair Value Measurement (Topic 820): “Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement” modifies the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the FASB Concepts Statement, “Conceptual Framework for Financial Reporting – Chapter 8: Notes to Financial Statements”. In accordance with the Concepts Statement, this ASU removes, modifies and adds select disclosure requirements under Topic 820 after consideration of costs and benefits. ASU 2018-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 for public entities, with early adoption permitted. The adoption of this guidance on January 1, 2020 is not expected to have a material effect on the operating results or financial position of FNCB.

ASU 2018-15 Intangibles – Goodwill and Other–Internal-Use Software (Subtopic 350-40): “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract” aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software and hosting arrangements that include an internal-use software license. ASU 2018-15 requires that a customer in a hosting arrangement that is a service contract follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize and which costs to expense, as well as requiring costs that cannot be capitalized to be expensed over the term of the hosting arrangement. ASU 2018-15 is effective for fiscal years beginning after December 15, 2019 for public entities, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The adoption of this guidance on January 1, 2020 is not expected to have a material effect on the operating results or financial position of FNCB.

Refer to Note 2 to FNCB’s consolidated financial statements included in the 2017 Annual Report on Form 10-K and the Quarterly Report on Form 10-Q for the periods ended March 31, 2018 and June 30, 2018 for a discussion of additional accounting guidance applicable to FNCB that will be adopted in future periods and accounting guidance adopted by FNCB during the periods ended March 31, 2018 and June 30, 2018, respectively.

Note 3. Securities

Debt Securities

The following tables present the amortized cost, gross unrealized gains and losses, and the fair value of FNCB’s available-for-sale debt securities at September 30, 2018 and December 31, 2017:

	September 30, 2018
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(in thousands)	Cost	Gains	Losses	Value
Available-for-sale debt securities:
Obligations of state and political subdivisions	$154,365	$4	$5,266	$149,103
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	36,081	-	1,526	34,555
Collateralized mortgage obligations - commercial	76,129	-	3,670	72,459
Mortgage-backed securities	24,427	15	686	23,756
Corporate debt securities	4,000	-	68	3,932
Asset-backed securities	2,095	-	28	2,067
Negotiable certificates of deposit	2,924	-	16	2,908
Total available-for-sale debt securities	$300,021	$19	$11,260	$288,780

	December 31, 2017
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(in thousands)	Cost	Gains	Losses	Value
Available-for-sale debt securities:
Obligations of state and political subdivisions	$146,812	$567	$1,380	$145,999
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	36,100	73	516	35,657
Collateralized mortgage obligations - commercial	76,396	-	978	75,418
Mortgage-backed securities	22,254	174	117	22,311
Corporate debt securities	4,000	58	-	4,058
Asset-backed securities	3,100	3	17	3,086
Negotiable certificates of deposit	2,924	6	-	2,930
Total available-for-sale debt securities	$291,586	$881	$3,008	$289,459

Except for securities of U.S. government and government-sponsored agencies there were no securities of any individual issuer that exceeded 10.0% of shareholders’ equity at September 30, 2018.

At September 30, 2018 and December 31, 2017, securities with a carrying amount of $282.8 million and $282.3 million, respectively, were pledged as collateral to secure public deposits and for other purposes.

The following table presents the maturity information of FNCB’s available-for-sale debt securities at September 30, 2018.  Expected maturities will differ from contractual maturity because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Because collateralized mortgage obligations, mortgage-backed securities and asset-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary:

	September 30, 2018
	Amortized	Fair
(in thousands)	Cost	Value
Amounts maturing in:
One year or less	$743	$742
After one year through five years	65,954	64,513
After five years through ten years	90,537	86,843
After ten years	4,055	3,845
Asset-backed securities	2,095	2,067
Collateralized mortgage obligations	112,210	107,014
Mortgage-backed securities	24,427	23,756
Total	$300,021	$288,780

There were no sales of available-for-sale debt securities for the three months ended September 30, 2018. Gross proceeds from the sale of available-for-sale debt securities were $4.6 million for the nine months ended September 30, 2018, with gross losses of $4 thousand realized upon the sales. There were no gains realized upon the sales of available-for-sale debt securities for the nine months ended September 30, 2018.

Gross proceeds from the sale of available-for-sale debt securities were $54.5 million and $131.0 million for the three and nine months ended September 30, 2017, respectively, with gross gains of $0.4 million and $1.4 million, respectively, realized upon the sales. Gross losses realized upon the sales were $24 thousand and $67 thousand for the three and nine months ended September 30, 2017.

The following tables present the number, fair value and gross unrealized losses of available-for-sale debt securities with unrealized losses at September 30, 2018 and December 31, 2017, aggregated by investment category and length of time the securities have been in an unrealized loss position.

	September 30, 2018
	Less than 12 Months			12 Months or Longer			Total
	Number		Gross	Number		Gross	Number		Gross
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
(dollars in thousands)	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Obligations of state and political subdivisions	87	$100,427	$2,589	50	$47,601	$2,687	137	$148,028	$5,266
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	6	11,987	279	10	22,568	1,247	16	34,555	1,526
Collateralized mortgage obligations - commercial	5	9,973	425	20	62,485	3,245	25	72,458	3,670
Mortgage-backed securities	5	13,185	153	6	10,054	533	11	23,239	686
Corporate debt securities	3	3,932	68	-	-	-	3	3,932	68
Asset-backed securities	1	428	3	1	1,640	25	2	2,068	28
Negotiable certificates of deposit	12	2,908	16	-	-	-	12	2,908	16
Total	119	$142,840	$3,533	87	$144,348	$7,737	206	$287,188	$11,260

	December 31, 2017
	Less than 12 Months			12 Months or Longer			Total
	Number		Gross	Number		Gross	Number		Gross
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
(dollars in thousands)	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Obligations of state and political subdivisions	56	$65,056	$497	26	$24,595	$883	82	$89,651	$1,380
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	10	24,686	516	1	53	-	11	24,739	516
Collateralized mortgage obligations - commercial	22	64,344	672	2	10,076	306	24	74,420	978
Mortgage-backed securities	4	8,454	56	2	2,058	61	6	10,512	117
Corporate debt securities	-	-	-	-	-	-	-	-	-
Asset-backed securities	1	2,443	17	-	-	-	1	2,443	17
Negotiable certificates of deposit	1	247	-	-	-	-	1	247	-
Total	94	$165,230	$1,758	31	$36,782	$1,250	125	$202,012	$3,008

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

There were 206 securities in an unrealized loss position at September 30, 2018, including 137 obligations of state and political subdivisions, 52 securities issued by a U.S. government or government-sponsored agency, 12 negotiable certificates of deposit, two asset-backed securities and three corporate bonds. Management performed a review of all securities in an unrealized loss position as of September 30, 2018 and determined that movements in the fair values of the securities were consistent with changes in market interest rates. In addition, as part of its review, management noted that there was no material change in the credit quality of any of the issuers or any other event or circumstance that may cause a significant adverse effect on the fair value of these securities. Moreover, to date, FNCB has received all scheduled principal and interest payments and expects to fully collect all future contractual principal and interest payments on all securities in an unrealized loss position at September 30, 2018. FNCB does not intend to sell the securities, nor is it more likely than not that it will be required to sell the securities, prior to recovery of their amortized cost. Based on the results of its review and considering the attributes of these debt securities, management concluded that the individual unrealized losses were temporary and OTTI did not exist at September 30, 2018.

Equity Securities

FNCB’s investment in equity securities consists entirely of a mutual fund investment comprised of one- to four-family residential mortgage-backed securities collateralized by properties within FNCB’s geographical market. At December 31, 2017, this mutual fund had an amortized cost of $1.0 million and an unrealized loss of $82 thousand, resulting in a fair value of $918 thousand. In accordance with ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): “Recognition and Measurement of Financial Assets and Financial Liabilities” which became effective January 1, 2018, FNCB will recognize any changes in the fair value of this equity security in the consolidated statements of income on a prospective basis. As a result of the adoption of this new accounting guidance on January 1, 2018, FNCB recorded a one-time reclassification between retained earnings and accumulated other comprehensive loss for the unrealized loss on this mutual fund, net of taxes, of $65 thousand. During the three and nine months ended September 30, 2018, the fair value of this equity security declined by $8 thousand and $34 thousand, respectively, which is included in net loss on equity securities in the consolidated statements of income. The following table presents unrealized and realized gains and losses recognized in net income on equity securities for the nine months ended September 30, 2018.

For the Nine Months Ended September 30,
(in thousands)	2018
Net losses recognized on equity securities	$(34)
Less: net gains (losses) recognized on equity securities sold	-
Unrealized losses on equity securities held	$(34)

Restricted Securities

The following table presents FNCB’s investment in restricted securities at September 30, 2018 and December 31, 2017. Restricted securities have limited marketability and are carried at cost:

	September 30,	December 31,
(in thousands)	2018	2017
Stock in Federal Home Loan Bank of Pittsburgh	$3,323	$2,753
Stock in Atlantic Community Bankers Bank	10	10
Total restricted securities, at cost	$3,333	$2,763

Management noted no indicators of impairment for the Federal Home Loan Bank (“FHLB”) of Pittsburgh or Atlantic Community Bankers Bank stock at September 30, 2018 and December 31, 2017.

Equity Securities without Readily Determinable Fair Values

FNCB owns a $1.7 million investment in the common stock of a privately-held bank holding company. The common stock was purchased during 2017 as part of a private placement pursuant to an exemption from the registration requirements of the Securities Act of 1933 for offerings not involving any public offering. The common stock of such bank holding company is not currently traded on any established market and is not expected to be traded in the near future on any securities exchange or established over-the-counter market. FNCB has elected to account for this transaction as an investment in an equity security without a readily determinable fair value. An equity security without a readily determinable fair value shall be written down to its fair value if a qualitative assessment indicates that the investment is impaired and the fair value of the investment is less than its carrying value. The $1.7 million investment is included in other assets in the consolidated statements of financial condition at September 30, 2018. As part of its qualitative assessment, management engaged an independent third party to provide a valuation of this investment as of September 30, 2018, which indicated that the investment was not impaired. Management determined that no adjustment for impairment was required at September 30, 2018.

Note 4. Loans

The following table summarizes loans receivable, net, by category at September 30, 2018 and December 31, 2017:

	September 30,	December 31,
(in thousands)	2018	2017
Residential real estate	$165,942	$158,020
Commercial real estate	268,979	261,783
Construction, land acquisition and development	19,342	20,981
Commercial and industrial	162,325	150,103
Consumer	184,473	134,653
State and political subdivisions	59,033	42,529
Total loans, gross	860,094	768,069
Unearned income	(72)	(80)
Net deferred loan costs	4,294	2,654
Allowance for loan and lease losses	(9,827)	(9,034)
Loans, net	$854,489	$761,609

FNCB has granted loans, letters of credit and lines of credit to certain of its executive officers and directors as well as to certain of their related parties. For more information about related party transactions, refer to Note 7, “Related Party Transactions” to these consolidated financial statements.

FNCB originates one- to four-family mortgage loans for sale in the secondary market. During the three and nine months ended September 30, 2018, one- to four-family mortgages sold on the secondary market were $2.7 million and $7.7 million, respectively. Net gains on the sale of residential mortgage loans for the three and nine months ended September 30, 2018 were $71 thousand and $171 thousand, respectively, and $106 thousand and $241 thousand, respectively, for the comparable periods of 2017. FNCB retains servicing rights on mortgages sold in the secondary market. At September 30, 2018 and December 31, 2017, there were $0.9 million and $1.1 million one- to four-family residential mortgage loans held for sale, respectively.

During the nine months ended September 30, 2018, FNCB sold the guaranteed principal balance of loans that were guaranteed by the Small Business Administration (“SBA”) totaling $5.7 million. Net gains of $322 thousand were realized upon the sales and included in non-interest income for the nine months ended September 30, 2018. FNCB has retained the servicing rights on these loans. There were no sales of SBA-guaranteed loans for the three months ended September 30, 2018. For the three and nine months ended September 30, 2017, FNCB sold SBA-guaranteed loans of $0.3 million and $0.9 million, respectively. Net gains realized on the sales of guaranteed loans were $23 thousand and $79 thousand for the three and nine months ended September 30, 2017, respectively. The unpaid principal balance of loans serviced for others, including residential mortgages and SBA-guaranteed loans were $109.3 million at September 30, 2018 and $103.0 million at December 31, 2017.

FNCB does not have any lending programs commonly referred to as subprime lending. Subprime lending generally targets borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments, and bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burden ratios.

There were no material changes to the risk characteristics of FNCB’s loan segments, loan classification and credit grading systems and methodology for determining the adequacy of the ALLL during the nine months ended September 30, 2018. Refer to Note 2, “Summary of Significant Accounting Policies” to FNCB’s consolidated financial statements included in the 2017 Annual Report on Form 10-K for information about the risk characteristics related to FNCB’s loan segments, loan classification and credit grading systems and methodology for determining the adequacy of the ALLL.

Management evaluates the credit quality of the loan portfolio on an ongoing basis and performs a formal review of the adequacy of the ALLL on a quarterly basis. This evaluation is inherently subjective, as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions. Actual loan losses may be significantly more than the established ALLL, which could have a material negative effect on FNCB’s operating results or financial condition. While management uses the best information available to make its evaluations, future adjustments to the ALLL may be necessary if conditions differ substantially from the information used in making the evaluations. Banking regulators, as an integral part of their examination of FNCB, also review the ALLL, and may require, based on their judgments about information available to them at the time of their examination, that certain loan balances be charged off or require that adjustments be made to the ALLL.

The following table summarizes activity in the ALLL by loan category for the three and nine months ended September 30, 2018 and 2017:

			Construction,
			Land			State and
	Residential	Commercial	Acquisition and	Commercial		Political
(in thousands)	Real Estate	Real Estate	Development	and Industrial	Consumer	Subdivisions	Unallocated	Total
Three months ended September 30, 2018:
Allowance for loan losses:

Beginning balance, July 1, 2018	$1,201	$3,107	$251	$2,455	$2,006	$439	$-	$9,459
Charge-offs	-	(719)	-	(5)	(313)	-	-	(1,037)
Recoveries	5	39	-	58	154	-	-	256
Provisions (credits)	(39)	803	(56)	83	273	61	24	1,149
Ending balance, September 30, 2018	$1,167	$3,230	$195	$2,591	$2,120	$500	$24	$9,827

Three months ended September 30, 2017:
Allowance for loan losses:

Beginning balance, July 1, 2017	$1,148	$3,022	$236	$2,313	$1,442	$308	$-	$8,469
Charge-offs	(32)	(85)	-	(128)	(132)	-	-	(377)
Recoveries	16	38	-	125	48	-	-	227
Provisions (credits)	46	328	41	53	75	-	-	543
Ending balance, September 30, 2017	$1,178	$3,303	$277	$2,363	$1,433	$308	$-	$8,862

Nine months ended September 30, 2018:
Allowance for loan losses:

Beginning balance, January 1, 2018	$1,236	$3,499	$209	$2,340	$1,395	$355	$-	$9,034
Charge-offs	(63)	(1,845)	-	(86)	(753)	-	-	(2,747)
Recoveries	132	42	30	205	382	-	-	791
Provisions (credits)	(138)	1,534	(44)	132	1,096	145	24	2,749
Ending balance, September 30, 2018	$1,167	$3,230	$195	$2,591	$2,120	$500	$24	$9,827

Nine months ended September 30, 2017:
Allowance for loan losses:

Beginning balance, January 1, 2017	$1,171	$3,297	$268	$1,736	$1,457	$490	$-	$8,419
Charge-offs	(112)	(114)	-	(475)	(438)	-	-	(1,139)
Recoveries	28	43	421	304	300	-	-	1,096
Provisions (credits)	91	77	(412)	798	114	(182)	-	486
Ending balance, September 30, 2017	$1,178	$3,303	$277	$2,363	$1,433	$308	$-	$8,862

The following table represents the allocation of the ALLL and the related loan balance, by loan category, disaggregated based on the impairment methodology at September 30, 2018 and December 31, 2017:

			Construction,
			Land			State and
	Residential	Commercial	Acquisition and	Commercial		Political
(in thousands)	Real Estate	Real Estate	Development	and Industrial	Consumer	Subdivisions	Unallocated	Total
September 30, 2018
Allowance for loan losses:
Individually evaluated for impairment	$16	$61	$-	$600	$2	$-	$-	$679
Collectively evaluated for impairment	1,151	3,169	195	1,991	2,118	500	24	9,148
Total	$1,167	$3,230	$195	$2,591	$2,120	$500	$24	$9,827

Loans receivable:
Individually evaluated for impairment	$1,863	$9,356	$83	$751	$385	$-	$-	$12,438
Collectively evaluated for impairment	164,079	259,623	19,259	161,574	184,088	59,033	-	847,656
Total	$165,942	$268,979	$19,342	$162,325	$184,473	$59,033	$-	$860,094

December 31, 2017
Allowance for loan losses:
Individually evaluated for impairment	$33	$138	$-	$600	$2	$-	$-	$773
Collectively evaluated for impairment	1,203	3,361	209	1,740	1,393	355	-	8,261
Total	$1,236	$3,499	$209	$2,340	$1,395	$355	$-	$9,034

Loans receivable:
Individually evaluated for impairment	$1,902	$8,164	$85	$795	$395	$-	$-	$11,341
Collectively evaluated for impairment	156,118	253,619	20,896	149,308	134,258	42,529	-	756,728
Total	$158,020	$261,783	$20,981	$150,103	$134,653	$42,529	$-	$768,069

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

Substandard – Assets classified as substandard have well defined weaknesses based on objective evidence and are characterized by the distinct possibility that FNCB will sustain some loss if the deficiencies are not corrected.

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

The following tables present the recorded investment in loans receivable by loan category and credit quality indicator at September 30, 2018 and December 31, 2017:

	Credit Quality Indicators
	September 30, 2018
	Commercial Loans						Other Loans
		Special				Subtotal	Accruing	Non-accrual	Subtotal	Total
(in thousands)	Pass	Mention	Substandard	Doubtful	Loss	Commercial	Loans	Loans	Other	Loans
Residential real estate	$33,932	$379	$117	$-	$-	$34,428	$130,901	$613	$131,514	$165,942
Commercial real estate	256,398	1,897	10,684	-	-	268,979	-	-	-	268,979
Construction, land acquisition and development	16,084	322	759	-	-	17,165	2,177	-	2,177	19,342
Commercial and industrial	149,651	4,094	2,238	-	-	155,983	6,341	1	6,342	162,325
Consumer	2,245	-	-	-	-	2,245	182,031	197	182,228	184,473
State and political subdivisions	57,456	1,463	65	-	-	58,984	49	-	49	59,033
Total	$515,766	$8,155	$13,863	$-	$-	$537,784	$321,499	$811	$322,310	$860,094

	Credit Quality Indicators
	December 31, 2017
	Commercial Loans						Other Loans
		Special				Subtotal	Accruing	Non-accrual	Subtotal	Total
(in thousands)	Pass	Mention	Substandard	Doubtful	Loss	Commercial	Loans	Loans	Other	Loans
Residential real estate	$27,186	$421	$62	$-	$-	$27,669	$129,887	$464	$130,351	$158,020
Commercial real estate	245,779	2,461	13,543	-	-	261,783	-	-	-	261,783
Construction, land acquisition and development	18,280	330	6	-	-	18,616	2,365	-	2,365	20,981
Commercial and industrial	142,019	479	1,597	-	-	144,095	6,008	-	6,008	150,103
Consumer	1,731	-	34	-	-	1,765	132,584	304	132,888	134,653
State and political subdivisions	42,040	-	396	-	-	42,436	93	-	93	42,529
Total	$477,035	$3,691	$15,638	$-	$-	$496,364	$270,937	$768	$271,705	$768,069

Included in loans receivable are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The recorded investment in these non-accrual loans was $4.4 million and $2.6 million at September 30, 2018 and December 31, 2017, respectively. Generally, loans are placed on non-accrual status when they become 90 days or more delinquent and remain on non-accrual status until they are brought current, have six months of performance under the loan terms, and factors indicating reasonable doubt about the timely collection of payments no longer exist. Therefore, loans may be current in accordance with their loan terms, or may be less than 90 days delinquent, and still be on a non-accrual status. There were no loans past due 90 days or more and still accruing at September 30, 2018 and December 31, 2017.

The following tables present the delinquency status of past due and non-accrual loans at September 30, 2018 and December 31, 2017:

	September 30, 2018
	Delinquency Status
	0-29 Days	30-59 Days	60-89 Days	>/= 90 Days
(in thousands)	Past Due	Past Due	Past Due	Past Due	Total
Performing (accruing) loans:
Residential real estate	$164,499	$209	$613	$-	$165,321
Commercial real estate	265,282	268	652	-	266,202
Construction, land acquisition and development	19,342	-	-	-	19,342
Commercial and industrial	161,491	37	1	-	161,529
Consumer	182,663	1,233	380	-	184,276
State and political subdivisions	59,033	-	-	-	59,033
Total performing (accruing) loans	852,310	1,747	1,646	-	855,703

Non-accrual loans:
Residential real estate	298	-	295	28	621
Commercial real estate	2,070	-	-	707	2,777
Construction, land aquisition and development	-	-	-	-	-
Commercial and industrial	717	-	50	29	796
Consumer	99	17	29	52	197
State and political subdivisions	-	-	-	-	-
Total non-accrual loans	3,184	17	374	816	4,391

Total loans receivable	$855,494	$1,764	$2,020	$816	$860,094

	December 31, 2017
	Delinquency Status
	0-29 Days	30-59 Days	60-89 Days	>/= 90 Days
(in thousands)	Past Due	Past Due	Past Due	Past Due	Total
Performing (accruing) loans:
Residential real estate	$156,701	$793	$-	$-	$157,494
Commercial real estate	260,276	70	473	-	260,819
Construction, land acquisition and development	20,954	27	-	-	20,981
Commercial and industrial	149,046	185	88	-	149,319
Consumer	133,034	1,028	287	-	134,349
State and political subdivisions	42,529	-	-	-	42,529
Total peforming (accruing) loans	762,540	2,103	848	-	765,491

Non-accrual loans:
Residential real estate	342	63	-	120	525
Commercial real estate	-	-	-	964	964
Construction, land acquisition and development	-	-	-	-	-
Commercial and industrial	750	-	-	35	785
Consumer	25	92	53	134	304
State and political subdivisions	-	-	-	-	-
Total non-accrual loans	1,117	155	53	1,253	2,578

Total loans receivable	$763,657	$2,258	$901	$1,253	$768,069

The following tables present a distribution of the recorded investment, unpaid principal balance and the related allowance for FNCB’s impaired loans, which have been analyzed for impairment under ASC 310, at September 30, 2018 and December 31, 2017. Non-accrual loans, other than TDRs, with balances less than the $100 thousand loan relationship threshold are not evaluated individually for impairment and accordingly, are not included in the following tables. However, these loans are evaluated collectively for impairment as homogenous pools in the general allowance under ASC Topic 450. Total non-accrual loans, other than TDRs, with balances less than the $100 thousand loan relationship threshold that were evaluated under ASC Topic 450 amounted to $0.5 million at September 30, 2018 and December 31, 2017.

	September 30, 2018
		Unpaid
	Recorded	Principal	Related
(in thousands)	Recorded Investment	Balance	Related Allowance
With no related allowance recorded:
Residential real estate	$410	$469	$-
Commercial real estate	7,075	8,698	-
Construction, land acquisition and development	83	83	-
Commercial and industrial	15	50	-
Consumer	27	28	-
State and political subdivisions	-	-	-
Total impaired loans with no related allowance recorded	7,610	9,328	-

With a related allowance recorded:
Residential real estate	1,453	1,453	16
Commercial real estate	2,281	2,281	61
Construction, land acquisition and development	-	-	-
Commercial and industrial	736	736	600
Consumer	358	358	2
State and political subdivisions	-	-	-
Total impaired loans with a related allowance recorded	4,828	4,828	679

Total impaired loans:
Residential real estate	1,863	1,922	16
Commercial real estate	9,356	10,979	61
Construction, land acquisition and development	83	83	-
Commercial and industrial	751	786	600
Consumer	385	386	2
State and political subdivisions	-	-	-
Total impaired loans	$12,438	$14,156	$679

	December 31, 2017
		Unpaid
	Recorded	Principal	Related
(in thousands)	Investment	Balance	Allowance
With no related allowance recorded:
Residential real estate	$190	$216	$-
Commercial real estate	5,174	5,295	-
Construction, land acquisition and development	85	85	-
Commercial and industrial	21	53	-
Consumer	30	30	-
State and political subdivisions	-	-	-
Total impaired loans with no related allowance recorded	5,500	5,679	-

With a related allowance recorded:
Residential real estate	1,712	1,751	33
Commercial real estate	2,990	2,990	138
Construction, land acquisition and development	-	-	-
Commercial and industrial	774	774	600
Consumer	365	365	2
State and political subdivisions	-	-	-
Total impaired loans with a related allowance recorded	5,841	5,880	773

Total impaired loans:
Residential real estate	1,902	1,967	33
Commercial real estate	8,164	8,285	138
Construction, land acquisition and development	85	85	-
Commercial and industrial	795	827	600
Consumer	395	395	2
State and political subdivisions	-	-	-
Total impaired loans	$11,341	$11,559	$773

The following table presents the average balance of, and interest income recognized on, impaired loans summarized by loan category for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
(in thousands)	Average Balance	Interest Income (1)	Average Balance	Interest Income (1)	Average Balance	Interest Income (1)	Average Balance	Interest Income (1)
Residential real estate	$1,783	$21	$1,815	$21	$1,819	$63	$1,828	$63
Commercial real estate	9,296	79	8,431	82	8,320	231	7,941	194
Construction, land acquisition and development	83	1	86	1	84	3	87	3
Commercial and industrial	752	-	1,212	1	780	1	1,136	15
Consumer	386	5	328	3	389	12	329	9
State and political subdivisions	-	-	-	-	-	-	-	-
Total impaired loans	$12,300	$106	$11,872	$108	$11,392	$310	$11,321	$284

(1) Interest income represents income recognized on accruing TDRs.

The additional interest income that would have been earned on non-accrual and restructured loans had these loans performed in accordance with their original terms approximated $65 thousand and $150 thousand for the three and nine months ended September 30, 2018, respectively, and $50 thousand and $116 thousand for the three and nine months ended September 30, 2017, respectively.

Troubled Debt Restructured Loans

TDRs at September 30, 2018 and December 31, 2017 were $9.3 million and $10.2 million, respectively. Accruing and non-accruing TDRs were $8.5 million and $0.8 million, respectively at September 30, 2018, and $9.3 million and $0.9 million, respectively at December 31, 2017. Approximately $671 thousand and $750 thousand in specific reserves have been established for TDRs as of September 30, 2018, and December 31, 2017, respectively. FNCB was not committed to lend additional funds to any loan classified as a TDR at September 30, 2018.

The modification of the terms of loans classified as TDRs may include one or a combination of the following, among others: a reduction of the stated interest rate of the loan, an extension of the maturity date, capitalization of real estate taxes, a payment modification under a forbearance agreement, or a permanent reduction of the recorded investment in the loan.

There were no loans modified as TDRs during the three and nine months ended September 30, 2018. The following tables present the pre- and post-modification recorded investment in loans modified as TDRs and type of modifications made during the three and nine months ended September 30, 2017.

Three Months Ended September 30, 2017
Pre-Modification Outstanding Recorded Investment by Type of Modification
(in thousands)	Number of Contracts	Forebearance	Extension of Term	Extension of Term and Capitalization of Taxes	Extension of Term and Forebearance	Total	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings:
Residential real estate	-	$-	$-	$-	$-	$-	$-
Commercial real estate	-	-	-	-	-	-	-
Construction, land acquisition and development	-	-	-	-	-	-	-
Commercial and industrial	-	-	-	-	-	-	-
Consumer	2	-	-	85	-	85	104
States and political subdivisions	-	-	-	-	-	-	-
Total new troubled debt restructurings	2	$-	$-	$85	$-	$85	$104

	Nine Months Ended September 30, 2017
		Pre-Modification Outstanding Recorded Investment by Type of Modification
(in thousands)	Number of Contracts	Forebearance	Extension of Term	Extension of Term and Capitalization of Taxes	Extension of Term and Forebearance	Total	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings:
Residential real estate	1	$-	$63	$-	$-	$63	$63
Commercial real estate	8	5,250	-	-	-	5,250	5,250
Construction, land acquisition and development	-	-	-	-	-	-	-
Commercial and industrial	4	1,820	-	-	25	1,845	1,845
Consumer	2	-	-	85	-	85	104
States and political subdivisions	-	-	-	-	-	-	-
Total new troubled debt restructurings	15	$7,070	$63	$85	$25	$7,243	$7,262

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

There were no TDRs modified within the previous 12 months that defaulted (defined as past due 90 days or more) during the three and nine months ended September 30, 2018. There was one construction, land acquisition and development loan in the amount of $10 thousand that was modified during the previous 12 months that defaulted during the nine months ended September 30, 2017.

Residential Real Estate Loan Foreclosures

There were four consumer mortgage loans secured by residential real estate properties with an aggregate recorded investment of $20 thousand in the process of foreclosure at September 30, 2018. For the three and nine months ended September 30, 2018, there were no residential real estate properties foreclosed upon, and there was one residential real estate property with an aggregate carrying value of $59 thousand included in OREO at September 30, 2018.

There were two consumer mortgage loans secured by residential real estate properties with an aggregate recorded investment of $14 thousand that were in the process of foreclosure at September 30, 2017. There were no residential real estate properties that were foreclosed upon during the three months ended September 30, 2017. For the nine months ended September 30, 2017, there were two residential real estate properties with an aggregate carrying value of $125 thousand that were foreclosed upon. Of the two loans foreclosed upon during the nine months ended September 30, 2017, one was an investor-owned residential real estate property with a current carrying value of $30 thousand. There were four residential real estate properties with an aggregate carrying value of $149 thousand included in OREO at September 30, 2017.

Note 5. Deposits

The following table presents deposits by major category at September 30, 2018 and December 31, 2017:

	September 30,	December 31,
(in thousands)	2018	2017
Demand (non-interest-bearing)	$166,967	$176,325
Interest-bearing:
Interest-bearing demand	540,208	532,351
Savings	95,590	101,433
Time ($250,000 and over)	55,359	43,807
Other time	236,997	148,532
Total interest-bearing	928,154	826,123
Total deposits	$1,095,121	$1,002,448

Total deposits increased $92.7 million to $1.095 billion at September 30, 2018 from $1.002 billion at December 31, 2017. Interest-bearing deposits increased $102.0 million to $928.1 million at September 30, 2018 from $826.1 million at December 31, 2017. Partially offsetting the increase in interest-bearing deposits was a $9.3 million decrease in non-interest-bearing deposits to $167.0 million at September 30, 2018 from $176.3 million at December 31, 2017. The increase in interest-bearing deposits was due primarily to increases in total time deposits, including time ($250 and over) and other time deposits, of $100.0 million to $292.3 million at September 30, 2018 from $192.3 million at December 31, 2017. The increase in time deposits resulted primarily from utilization of brokered certificates of deposit, coupled with retail certificate of deposit specials offered in the third quarter of 2018. Interest-bearing demand deposits increased $7.8 million to $540.2 million at September 30, 2018 from $532.4 million at December 31, 2017. Savings deposits decreased $5.8 million to $95.6 million at September 31, 2018 from $101.4 million at December 31, 2017. The changes in interest-bearing and non-interest-bearing demand deposits reflected cyclical deposits inflows from municipal customers and movements in the balances of certain larger commercial deposit relationships. The decrease in savings deposits primarily reflected migration to time deposits.

Note 6. Borrowed Funds

Short-term borrowings available to FNCB include overnight FHLB of Pittsburgh advances, federal funds purchased and the Federal Reserve Discount Window, which generally represent overnight or less than 30-day borrowings.

FNCB has an agreement with the FHLB of Pittsburgh which allows for borrowings, either overnight or term, up to its maximum borrowing capacity, which is based on a percentage of qualifying loans pledged under a blanket pledge agreement. Loans of $485.7 million and $448.2 million at September 30, 2018 and December 31, 2017, respectively, were pledged to collateralize borrowings under this agreement. FNCB’s maximum borrowing capacity was $340.2 million at September 30, 2018, of which $46.5 million in fixed-rate advances having original maturities between six months and five years were outstanding. At September 30, 2018, FNCB also had $72.0 million in deposit letters of credit outstanding, which are used to provide pledging for public deposits. In addition to pledging loans, FNCB is required to purchase FHLB of Pittsburgh stock based upon the amount of advances and letters of credit outstanding.

	September 30,	December 31,
(in thousands)	2018	2017
FHLB of Pittsburgh advances - overnight	$-	$-
FHLB of Pittsburgh advances - term	46,490	44,968
Subtotal FHLB of Pittsburgh advances	46,490	44,968
Subordinated debentures	5,000	5,000
Junior subordinated debentures	10,310	10,310
Total borrowed funds	$61,800	$60,278

Advances from the FHLB of Pittsburgh were $46.5 million as of September 30, 2018, an increase of $1.5 million, or 3.4%, from $45.0 million at December 31, 2017. FNCB utilizes FHLB borrowings, when needed to supplement deposit gathering as a source of liquidity to fund growth in interest-earning assets.

There have been no other material changes in the status of FNCB’s borrowed funds during the nine months ended September 30, 2018. For additional information related to FNCB’s borrowings, refer to Note 8 “Borrowed Funds”, to the consolidated financial statements included in FNCB’s Annual Report on Form 10-K for the year ended December 31, 2017.

Note 7. Income Taxes

On December 22, 2017, President Trump signed into law H.R.1, an Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018, originally introduced in Congress and informally known as the “Tax Cuts and Jobs Act,” which among other things, reduced the maximum federal corporate income tax rate from 35.0% to 21.0% effective January 1, 2018. The following table presents a reconciliation between the effective income tax expense and the income tax expense that would have been provided at the federal statutory tax rate of 21.0% for the three and nine months ended September 30, 2018 and 34.0% for the three and nine months ended September 30, 2017:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2018		2017		2018		2017
(in thousands)	Amount	%	Amount	%	Amount	%	Amount	%
Provision at statutory tax rates	$471	21.00%	$1,054	34.00%	$1,597	21.00%	$2,994	34.00%
Add (deduct):
Tax effects of non-taxable income	(101)	(4.52%)	(108)	(3.48%)	(271)	(3.57%)	(342)	(3.88%)
Non-deductible interest expense	4	0.20%	3	0.11%	10	0.14%	9	0.10%
Bank-owned life insurance	(30)	(1.33%)	(44)	(1.41%)	(87)	(1.14%)	(136)	(1.54%)
Other items, net	44	1.99%	(78)	(2.53%)	73	0.96%	18	0.20%
Income tax expense	$388	17.34%	$827	26.69%	$1,322	17.39%	$2,543	28.88%

FNCB had net deferred tax assets of $16.4 million at September 30, 2018, of which $8.5 million was related to $40.5 million in net operating loss carryovers. At December 31, 2017, FNCB’s net deferred tax assets were $15.8 million.

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

Management performed an evaluation of FNCB’s deferred tax assets at September 30, 2018 taking into consideration all available positive and negative evidence at that time. Based on this evaluation, management believes that FNCB’s future taxable income will be sufficient to utilize deferred tax assets. Accordingly, a valuation allowance for deferred tax assets was not required at September 30, 2018 and December 31, 2017.

Note 8. Related Party Transactions

In conducting its business, FNCB has engaged in and intends to continue to engage in, banking and financial transactions with directors, executive officers and their related parties.

FNCB has granted loans, letters of credit and lines of credit to directors, executive officers and their related parties. The following table summarizes the changes in the total amounts of such outstanding loans, advances under lines of credit, net of any participations sold, as well as repayments during the three and nine months ended September 30, 2018 and 2017:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands)	2018	2017	2018	2017
Balance, beginning of period	$69,826	$41,425	$55,576	$42,007
Additions, new loans and advances	20,665	30,971	63,780	67,743
Repayments	(17,796)	(6,381)	(46,661)	(43,735)
Balance, end of period	$72,695	$66,015	$72,695	$66,015

At September 30, 2018, there were no loans made to directors, executive officers and their related parties that were not performing in accordance with the terms of the loan agreements.

Deposits from directors, executive officers and their related parties held by the Bank at September 30, 2018 and December 31, 2017 amounted to $88.7 million and $139.2 million, respectively, a decrease of $50.5 million. The decrease was due to cyclical outflows from several large commercial deposit relationships that are owned by, or a related party to, certain directors. Interest paid on the deposits amounted to $255 thousand and $209 thousand, respectively, for the nine months ended on September 30, 2018 and 2017.

In the course of its operations, FNCB acquires goods and services from, and transacts business with, various companies of related parties, which include, but are not limited to, employee health insurance, fidelity bond and errors and omissions insurance, legal services, and repair of repossessed automobiles for resale. FNCB recorded payments to related parties for goods and services of $0.7 million and $1.7 million for the three and nine months ended September 30, 2018, respectively, and $1.0 million and $2.1 million for the respective periods of 2017.

Subordinated notes (the “Notes”) held by directors and/or their related parties totaled $3.1 million at both September 30, 2018 and December 31, 2017. Regular quarterly interest payments on the Notes paid by FNCB to its directors and/or their related parties totaled $36 thousand and $106 thousand for the three and nine months ended September 30, 2018, respectively and $71 thousand and $211 thousand for the same time periods of 2017.

Note 9. Contingencies

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

On September 5, 2012, Fidelity and Deposit Company of Maryland (“F&D”) filed an action against FNCB and the Bank, as well as several current and former officers and directors of FNCB, in the United States District Court for the Middle District of Pennsylvania. F&D has asserted a claim for the rescission of a directors’ and officers’ insurance policy and a bond that it had issued to FNCB. On November 9, 2012, FNCB and the Bank answered the claim and asserted counterclaims for the losses and expenses already incurred by FNCB and the Bank. FNCB and the other defendants are defending the claims and have opposed F&D’s requested relief by way of counterclaims, breaches of contract and bad faith claims against F&D for its failure to fulfill its obligations to FNCB and the Bank under the insurance policy. Discovery is complete and the parties have exchanged expert reports. Dispositive motions were submitted by the parties and the Court heard oral arguments on the motions on August 9, 2017.  On August 7, 2018, the Court entered an Order and Memorandum Opinion both of which were filed under SEAL. On September 6, 2018, the Honorable Timothy R. Rice, U.S. Magistrate Judge, issued a Notice scheduling a settlement conference for November 27, 2018.  On September 12, 2018 the Honorable Jeffrey L. Schmehl issued a Scheduling Order requiring counsel to appear in Court on October 31, 2018 for the purpose of scheduling and case management.  At this time, FNCB cannot reasonably determine the outcome of potential range of loss, if any, in connection with this matter.

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

Note 10. Stock Compensation Plans

FNCB has a Long-Term Incentive Compensation Plan (“LTIP”) for directors, executive officers and key employees. The LTIP authorizes up to 1,200,000 shares of common stock for issuance and provides the Board of Directors with the authority to offer several different types of long-term incentives, including stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares. During the nine months ended September 30, 2018 and 2017, the Board of Directors granted 57,829 and 54,549 shares of restricted stock, respectively, under the LTIP. At September 30, 2018, there were 921,806 shares of common stock available for award under the LTIP. For the nine months ended September 30, 2018 and 2017, stock-based compensation expense, which is included in salaries and employee benefits expense in the consolidated statements of income, totaled $215 thousand and $234 thousand, respectively. Total unrecognized compensation expense related to unvested restricted stock awards was $745 thousand and $539 thousand at September 30, 2018 and 2017, respectively.

The following table summarizes the activity related to FNCB’s unvested restricted stock awards during the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
		Weighted-		Weighted-		Weighted-		Weighted-
		Average		Average		Average		Average
	Restricted	Grant Date	Restricted	Grant Date	Restricted	Grant Date	Restricted	Grant Date
(dollars in thousands)	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Unvested, beginning of period	116,321	$7.50	106,495	$6.24	106,129	$6.23	103,874	$5.74
Awards granted	-	-	-	-	57,829	8.54	54,549	6.83
Forfeitures	(737)	7.93	(366)	6.83	(2,016)	7.26	(5,416)	5.73
Vestings	-	-	-	-	(46,358)	5.93	(46,878)	5.90
Unvested, end of period	115,584	$7.49	106,129	$6.23	115,584	$7.49	106,129	$6.23

FNCB had an Employee Stock Incentive Plan (the “Stock Incentive Plan”), where options were granted to key officers and other employees of FNCB. The aggregate number of shares authorized to be issued upon exercise of the options under the Stock Incentive Plan could not exceed 1,100,000 shares. Options and rights granted under the Stock Incentive Plan became exercisable six months after the date the options were awarded and expire ten years after the award date. Upon exercise, the shares are issued from FNCB’s authorized but unissued stock. The Stock Incentive Plan expired on August 30, 2010. Accordingly, no further grants will be made under the Stock Incentive Plan. No compensation expense related to options under the Stock Incentive Plan was required to be recorded in the three and nine months ended September 30, 2018 and 2017.

There have been no changes to the status of FNCB’s Stock Incentive Plan as of or for the nine months ended September 30, 2018. For additional information related to the Stock Incentive Plan, refer to Note 13 to the consolidated financial statements included in FNCB’s Annual Report on Form 10-K for the year ended December 31, 2017.

Note 11. Regulatory Matters/Subsequent Event

FNCB’s ability to pay dividends to its shareholders is largely dependent on the Bank’s ability to pay dividends to FNCB. Bank regulations limit the amount of dividends that may be paid without prior approval of the Bank’s regulatory agency. For the three and nine months ended September 30, 2018, cash dividends declared and paid by FNCB were $0.04 per share and $0.12 per share, respectively, and $0.03 per share and $0.09 per share for the same periods of 2017. FNCB offers a Dividend Reinvestment and Stock Purchase Plan (“DRP”) to its shareholders. Effective July 1, 2017, shares acquired under the DRP were purchased in open market transactions. Previously, FNCB issued shares under the DRP from authorized but unissued common shares. In January 2018, FNCB elected to continue purchasing dividend reinvestment shares in open market transactions but decided to issue shares from authorized but unissued common shares for optional cash purchases. Common shares issued under the DRP for the three and nine months ended September 30, 2018 totaled 2,374 and 15,150, respectively, and totaled 0 and 65,240 for the respective comparable periods of 2017. Additionally, on October 31, 2018, FNCB declared a cash dividend for the fourth quarter of 2018 of $0.05 per share, which is payable on December 17, 2018, to shareholders of record as of December 3, 2018.

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

The following tables present summary information regarding FNCB’s and the Bank’s risk-based capital and related ratios at September 30, 2018 and December 31, 2017:

	Consolidated		Bank Only		Minimum Required For Capital Adequacy Purposes	Minimum Required For Capital Adequacy Purposes with Conservation Buffer	Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations*
(in thousands)	Amount	Ratio	Amount	Ratio	Ratio	Ratio	Ratio
September 30, 2018

Total capital (to risk-weighted assets)	$107,452	11.42%	$108,391	11.54%	8.00%	9.875%	10.00%

Tier I capital (to risk-weighted assets)	95,355	10.13%	98,294	10.47%	6.00%	7.875%	8.00%

Tier I common equity (to risk-weighted assets)	87,364	9.28%	98,294	10.47%	4.50%	6.375%	6.50%

Tier I capital (to average assets)	95,355	7.66%	98,294	7.90%	4.00%	4.000%	5.00%

Total risk-weighted assets	941,243		939,140

Total average assets	1,244,894		1,243,459

	Consolidated		Bank Only		Minimum Required For Capital Adequacy Purposes	Minimum Required For Capital Adequacy Purposes with Conservation Buffer	Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations*
(in thousands)	Amount	Ratio	Amount	Ratio	Ratio	Ratio	Ratio
December 31, 2017

Total capital (to risk-weighted assets)	$101,135	12.08%	$104,272	12.49%	8.00%	9.25%	10.00%

Tier I capital (to risk-weighted assets)	89,220	10.66%	94,856	11.36%	6.00%	7.25%	8.00%

Tier I common equity (to risk-weighted assets)	81,493	9.74%	94,856	11.36%	4.50%	5.75%	6.50%

Tier I capital (to average assets)	89,220	7.74%	94,856	8.24%	4.00%	4.00%	5.00%

Total risk-weighted assets	837,032		834,959

Total average assets	1,152,776		1,151,539

*Applies to the Bank only.

Note 12.      Fair Value Measurements

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

At September 30, 2018, FNCB owned three corporate debt securities with an aggregate amortized cost of $4.0 million and fair value of $3.9 million. The market for these securities at September 30, 2018 was not active and markets for similar securities are also not active.  FNCB obtained valuations for these securities from a third-party service provider that prepared the valuations using a discounted cash flow approach.  Management takes measures to validate the service provider’s analysis and is actively involved in the valuation process, including reviewing and verifying the assumptions used in the valuation calculations. Results of a discounted cash flow test are significantly affected by variables such as the estimate of the probability of default, estimates of future cash flows, discount rates, prepayment rates and the creditworthiness of the underlying issuers.  FNCB considers these inputs to be unobservable Level 3 inputs because they are based on estimates about the assumptions market participants would use in pricing this type of asset and developed based on the best information available in the circumstances rather than on observable inputs. As it relates to fair value measurements, once each issuer is categorized and the forecasted default rates have been applied, the expected cash flows are modeled using the variables described above. Discount rates ranging from 6.56% to 7.31% were applied to the expected cash flows to estimate fair value. Management will continue to monitor the market for these securities to assess the market activity and the availability of observable inputs and will continue to apply these controls and procedures to the valuations received from its third-party service provider for the period it continues to use an outside valuation service.

Equity Securities

The estimated fair values of equity securities are determined by obtaining quoted prices on nationally recognized exchanges (Level 1 inputs).

Assets Measured at Fair Value on a Recurring Basis

The following tables present the financial assets that are measured at fair value on a recurring basis at September 30, 2018 and December 31, 2017, and the fair value hierarchy of the respective valuation techniques utilized by FNCB to determine the fair value:

	Fair Value Measurements at September 30, 2018
			Significant	Significant
		Quoted Prices	Other	Other
		in Active Markets	Observable	Unobservable
		for Identical Assets	Inputs	Inputs
(in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Available-for-sale debt securities:
Obligations of state and political subdivisions	$149,103	$-	$149,103	$-
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	34,555	-	34,555	-
Collateralized mortgage obligations - commercial	72,459	-	72,459	-
Mortgage-backed securities	23,756	-	23,756	-
Corporate debt securities	3,932	-	-	3,932
Asset-backed securities	2,067	-	2,067	-
Negotiable certificates of deposit	2,908	-	2,908	-
Total available-for-sale debt securities	$288,780	$-	$284,848	$3,932

Equity securities:
Mutual fund	$884	$884	$-	$-

	Fair Value Measurements at December 31, 2017
			Significant	Significant
		Quoted Prices	Other	Other
		in Active Markets	Observable	Unobservable
		for Identical Assets	Inputs	Inputs
(in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Available-for-sale debt securities:
Obligations of state and political subdivisions	$145,999	$-	$145,999	$-
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	35,657	-	35,657	-
Collateralized mortgage obligations - commercial	75,418	-	75,418	-
Mortgage-backed securities	22,311	-	22,311	-
Corporate debt securities	4,058	-	-	4,058
Asset-backed securities	3,086	-	3,086	-
Negotiable certificates of deposit	2,930	-	2,930	-
Total available-for-sale debt securities	$289,459	$-	$285,401	$4,058

Equity securities:
Mutual fund	$918	$918	$-	$-

There were no transfers between levels within the fair value hierarchy during the nine months ended September 30, 2018 and 2017.

The following table presents a reconciliation and statement of operations classifications of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3), which consisted entirely of corporate debt securities, for the nine months ended September 30, 2018 and 2017.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Corporate Debt Securities For the Nine Months Ended September 30,
(in thousands)	2018	2017
Balance at January 1,	$4,058	$3,339
Additions	-	2,000
Payments Received	-	-
Sales	-	-
Total gains or losses (realized/unrealized):
Included in earnings	-	-
Included in other comprehensive (loss) income	(126)	106
Balance at September 30,	$3,932	$5,445

Assets Measured at Fair Value on a Non-Recurring Basis

The following tables present assets and liabilities measured at fair value on a non-recurring basis at September 30, 2018 and December 31, 2017, and additional quantitative information about the valuation techniques and inputs utilized by FNCB to determine fair value. All such assets were measured using Level 3 inputs.

	September 30, 2018
	Fair Value Measurement			Quantitative Information
	Recorded	Valuation	Fair	Valuation	Unobservable	Value/
(in thousands)	Investment	Allowance	Value	Technique	Inputs	Range
Impaired loans - collateral dependent	$8,001	$608	$7,393	Appraisal of collateral	Selling cost		10.0%
Impaired loans - other	4,437	71	4,366	Discounted cash flows	Discount rate	3.7%	-	7.5%
Other real estate owned	495	-	495	Appraisal of collateral	Selling cost		10.0%

	December 31, 2017
	Fair Value Measurement			Quantitative Information
	Recorded	Valuation	Fair	Valuation	Unobservable	Value/
(in thousands)	Investment	Allowance	Value	Technique	Inputs	Range
Impaired loans - collateral dependent	$1,262	$636	$626	Appraisal of collateral	Selling cost		10.0%
Impaired loans - other	4,578	137	4,441	Discounted cash flows	Discount rate	3.7%	-	7.5%
Other real estate owned	1,023	-	1,023	Appraisal of collateral	Selling cost		10.0%

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

The following table summarizes the estimated fair values of FNCB’s financial instruments at September 30, 2018 and at December 31, 2017. FNCB discloses fair value information about financial instruments, whether or not recognized in the statements of financial condition, for which it is practicable to estimate that value. The following estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, management judgment is required to interpret data and develop fair value estimates. Accordingly, the estimates below are not necessarily indicative of the amounts FNCB could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

During the first quarter of 2018, FNCB adopted ASU 2016-01 Financial Instruments – Overall (Subtopic 825-10): “Recognition and Measurement of Financial Assets and Financial Liabilities”, which among other things, requires a public business entity to base their fair value disclosures for financial instruments that are not measured at fair value in the financial statements on the exit price notion. In accordance with this guidance, FNCB has presented the exit price disclosure requirements for the below table on a prospective basis at September 30, 2018. The disclosure at December 31, 2017 continues to be presented utilizing the entry price assumption previously utilized.

	Fair Value	September 30, 2018		December 31, 2017
(in thousands)	Measurement	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Cash and short term investments	Level 1	$30,297	$30,297	$37,746	$37,746
Debt securities available for sale	See previous table	288,780	288,780	289,459	289,459
Equity securities	Level 1	884	884	918	918
Restricted stock	Level 2	3,333	3,333	2,763	2,763
Loans held for sale	Level 2	938	938	1,095	1,095
Loans, net	Level 3	854,489	833,548	761,609	752,222
Accrued interest receivable	Level 2	4,061	4,061	3,234	3,234
Equity securities without readily determinable fair values	Level 3	1,658	1,658	1,658	1,658
Servicing rights	Level 3	348	893	265	774

Financial liabilities
Deposits	Level 2	1,095,121	1,092,948	1,002,448	962,586
Borrowed funds	Level 2	61,800	61,607	60,278	60,214
Accrued interest payable	Level 2	318	318	241	241

Note 13. Earnings per Share

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

The following table presents the calculation of both basic and diluted earnings per share of common stock for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except share data)	2018	2017	2018	2017
Net income	$1,850	$2,272	$6,281	$6,261

Basic weighted-average number of common shares outstanding	16,818,625	16,757,963	16,791,815	16,711,172
Plus: Common share equivalents	19,922	19,708	22,133	17,680
Diluted weighted-average number of common shares outstanding	16,838,547	16,777,671	16,813,948	16,728,852

Income per common share:
Basic	$0.11	$0.14	$0.37	$0.37
Diluted	$0.11	$0.14	$0.37	$0.37

For the three and nine months ended September 30, 2018 and 2017, common stock equivalents reflected in the table above were related entirely to the incremental shares of unvested restricted stock. Stock options of 19,200 and 31,200 for the nine months ended September 30, 2018 and 2017, respectively, were excluded from common stock equivalents. The exercise prices of stock options exceeded the average market price of FNCB’s common shares during the periods presented; therefore, inclusion of these common stock equivalents would be anti-dilutive to the diluted earnings per common share calculation.

Note 14. Other Comprehensive Income

The following tables summarize the reclassifications out of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2018 and 2017, which are comprised entirely of gains and losses on available-for-sale debt securities:

	Three Months Ended September 30, 2018		Nine Months Ended September 30, 2018
	Amount Reclassifed	Affected Line Item	Amount Reclassifed	Affected Line Item
	from Accumulated	in the Consolidated	from Accumulated	in the Consolidated
	Other Comprehensive	Statements	Other Comprehensive	Statements
(in thousands)	Income (Loss)	of Income	Income (Loss)	of Income
Available-for-sale debt securities:
Reclassification adjustment for net losses reclassified into net income	$-	Net gain (loss) on the sale of available-for-sale securities	$4	Net gain (loss) on the sale of available-for-sale securities
Taxes	-	Income taxes	(1)	Income taxes
Net of tax amount	$-		$3

	Three Months Ended September 30, 2017		Nine Months Ended September 30, 2017
	Amount Reclassifed	Affected Line Item	Amount Reclassifed	Affected Line Item
	from Accumulated	in the Consolidated	from Accumulated	in the Consolidated
	Other Comprehensive	Statements	Other Comprehensive	Statements
(in thousands)	Income (Loss)	of Income	Income (Loss)	of Income
Available-for-sale debt securities:
Reclassification adjustment for net gains reclassified into net income	$(367)	Net gain (loss) on the sale of available-for-sale securities	$(1,338)	Net gain (loss) on the sale of available-for-sale securities
Taxes	125	Income taxes	455	Income taxes
Net of tax amount	$(242)		$(883)

The following table summarizes the changes in accumulated other comprehensive (loss) income, net of tax for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2018	2017	2018	2017
Balance, beginning of period	$(7,062)	$1,204	$(1,745)	$(1,560)
Other comprehensive (loss) income before reclassifications	(1,819)	(852)	(7,204)	2,553
Amounts reclassified from accumulated other comprehensive (loss) income	-	(242)	3	(883)
Net other comprehensive (loss) income during the period	(1,819)	(1,094)	(7,201)	1,670
Reclassification of net loss on equity securities upon adoption of ASU 2016-01	-	-	65	-
Balance, end of period	$(8,881)	$110	$(8,881)	$110

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

This Quarterly Report should be read in conjunction with the more detailed and comprehensive disclosures included in the Annual Report on Form 10-K for the year ended December 31, 2017 and Form 10-Q for the quarters ended March 31, 2018 and June 30, 2018 for FNCB Bancorp, Inc. and subsidiaries (collectively, “FNCB”). In addition, please read this section in conjunction with the consolidated financial statements and notes to consolidated financial statements contained elsewhere herein.

FNCB is in the business of providing customary retail and commercial banking services to individuals, businesses and local governments and municipalities through its wholly-owned subsidiary, FNCB Bank’s 16 full-service branch offices within its primary market area, Northeastern Pennsylvania, and a limited purpose office (“LPO”) based in Allentown, Lehigh County, Pennsylvania.

FORWARD-LOOKING STATEMENTS

FNCB may from time to time make written or oral “forward-looking statements,” including statements contained in our filings with the Securities and Exchange Commission (“SEC”), in its reports to shareholders, and in other communications, which are made in good faith by us pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements include statements with respect to FNCB’s beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, that are subject to significant risks and uncertainties, and are subject to change based on various factors, some of which are beyond our control. The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan” and similar expressions are intended to identify forward-looking statements. The following factors, among others, could cause FNCB’s financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in our markets; the effects of, and changes in trade, monetary, fiscal and tax policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; inflation, interest rate, market and monetary fluctuations; the timely development of and acceptance of new products and services; the ability of FNCB to compete with other institutions for business, including for deposit and loan growth; the composition and concentrations of FNCB’s lending risk and the adequacy of FNCB’s reserves to manage those risks; the valuation of FNCB’s investment securities; the ability of FNCB to pay dividends or repurchase common shares; the ability of FNCB to retain key personnel; the impact of any pending or threatened litigation against FNCB; the marketability of shares of FNCB stock and fluctuations in the value of FNCB’s share price; the effectiveness of FNCB’s system of internal controls; the ability of FNCB to attract additional capital investment; the impact of changes in financial services’ laws and regulations (including laws concerning capital adequacy, taxes, banking, securities and insurance); the ability of FNCB to identify future acquisition targets, complete acquisitions and integrate new teams into FNCB’s operations; the impact of technological changes and security risks upon our information technology systems; changes in consumer spending and saving habits; the nature, extent, and timing of governmental actions and reforms, and the success of FNCB at managing the risks involved in the foregoing and other risks and uncertainties, including those detailed in FNCB’s filings with the SEC.

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

Allowance for Loan and Lease Losses

Management evaluates the credit quality of FNCB’s loan portfolio on an ongoing basis and performs a formal review of the adequacy of the ALLL on a quarterly basis. The ALLL is established through a provision for loan losses charged to earnings and is maintained at a level that management considers adequate to absorb estimated probable losses inherent in the loan portfolio as of the evaluation date. Loans, or portions of loans, determined by management to be uncollectible are charged off against the ALLL, while recoveries of amounts previously charged off are credited to the ALLL.

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

On a quarterly basis, management evaluates individual investment securities in an unrealized loss position for other than temporary impairment (“OTTI”). The evaluation for OTTI requires the use of various assumptions, including but not limited to, the length of time an investment’s fair value is less than book value, the severity of the investment’s decline, any credit deterioration of the issuer, whether management intends to sell the security, and whether it is more-likely-than-not that FNCB will be required to sell the security prior to recovery of its amortized cost basis. Debt investment securities deemed to have OTTI are written down by the impairment related to the estimated credit loss, and the non-credit related impairment loss is recognized in other comprehensive income. FNCB did not recognize any OTTI charges on investment securities for the three and nine months ended September 30, 2018 and 2017 within the consolidated statements of income. Refer to Note 3, “Securities” of the notes to consolidated financial statements included in Item 1 hereof for additional information about management’s evaluation for OTTI.

Other Real Estate Owned

OREO consists of property acquired by foreclosure, abandonment or conveyance of deed in-lieu of foreclosure of a loan, and bank premises that are no longer used for operation or for future expansion. OREO is held for sale and is initially recorded at fair value less costs to sell at the date of acquisition or transfer, which establishes a new cost basis. Upon acquisition of the property through foreclosure or deed-in-lieu of foreclosure, any adjustment to fair value less estimated selling costs is recorded to the ALLL. The determination is made on an individual asset basis. Bank premises no longer used for operations or future expansion are transferred to OREO at fair value less estimated selling costs with any related write-down included in non-interest expense. Subsequent to acquisition, valuations are periodically performed, and the assets are carried at the lower of cost or fair value less estimated cost to sell. Fair value is determined through external appraisals, current letters of intent, broker price opinions or executed agreements of sale, unless management determines that conditions exist that warrant an adjustment to the value. Costs relating to the development and improvement of the OREO properties may be capitalized; holding period costs and any subsequent changes to the valuation allowance are charged to expense as incurred.

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

In connection with determining the income tax provision or benefit, management considers maintaining liabilities for uncertain tax positions and tax strategies that it believes contain an element of uncertainty. Periodically, management evaluates each of FNCB’s tax positions and strategies to determine whether a liability for uncertain tax benefits is required. As of September 30, 2018, and December 31, 2017, management determined that FNCB did not have any uncertain tax positions or tax strategies and that no liability was required to be recorded.

Refer to Note 7, “Income Taxes” of the notes to consolidated financial statements included in Item 1 hereof for additional information about income taxes.

New Authoritative Accounting Guidance and Accounting Guidance to be Adopted in Future Periods

Refer to Note 2, “New Authoritative Accounting Guidance” of the notes to consolidated financial statements included in Item 1 hereof for information about new authoritative accounting guidance issued during the three months ended September 30, 2018 and accounting guidance to be adopted by FNCB in future periods.

EXECUTIVE SUMMARY

The following overview should be read in conjunction with this MD&A in its entirety.

FNCB recorded consolidated net income of $1.9 million, or $0.11 per diluted common share, for the three-month period ended September 30, 2018, a decrease of $0.4 million compared to net income of $2.3 million, or $0.14 per diluted common share, for the comparable three months of 2017. Net income totaled $6.3 million, or $0.37 per diluted common share for both the nine months ended September 30, 2018 and September 30, 2017. The annualized return on average equity was 8.41% and 9.68%, respectively, for the three- and nine-month periods ended September 30, 2018, compared to 9.27% and 8.87%, respectively, for the comparable periods in 2017. For the three and nine months ended September 30, 2018, the annualized return on average assets was 0.59% and 0.69%, respectively, and 0.80% and 0.74%, respectively, for the same periods of 2017. FNCB paid dividends to holders of common stock of $0.04 per share for the three months ended September 30, 2018, totaling $0.12 per share for the year-to-date period of 2018. Dividends paid to holders of common stock were $0.03 per share and $0.09 per share for the three and nine months ended September 30, 2017, respectively.

The $0.4 million, or 18.6%, decrease in earnings for the third quarter of 2018, as compared to the same quarter of 2017, was primarily due to a $0.8 million, or 12.4%, increase in non-interest expense, coupled with an increase in the provision for loan and lease losses of $0.6 million and a decrease in non-interest income of $0.4 million. Partially offsetting these negative fluctuations was an increase of $0.9 million, or 11.2%, in net interest income, coupled with a decrease of $0.4 million in income tax expense, comparing the third quarters of 2018 and 2017.

Net income was $6.3 million for the nine months ended September 30, 2018 and 2017. Comparing the year-to-date periods, an increase of $3.1 million, or 12.9%, in net interest income and a decrease of $1.2 million in income tax expense, were almost entirely offset by increases of $2.3 million, or 465.6%, in the provision for loan and lease losses and $1.1 million, or 5.5%, in non-interest expense, and a decrease in non-interest income of $0.9 million, or 17.7%.

Total assets increased $88.8 million, or 7.6%, to $1.251 billion at September 30, 2018 from $1.162 billion at December 31, 2017. The increase in total assets reflected strong growth in interest-earning assets, primarily a $92.9 million, or 12.2%, increase in net loans to $854.5 million at September 30, 2018 from $761.6 million at December 31, 2017. The asset growth was funded with an increase in total deposits of $92.7 million, or 9.2%, to $1.095 billion at September 30, 2018 from $1.002 billion at December 31, 2017. The increase in deposits was primarily attributable to increases in retail and wholesale time deposits, coupled with cyclical net inflows of public funds.

Total shareholders’ equity decreased $2.6 million, or 2.9%, to $86.6 million at September 30, 2018 from $89.2 million at December 31, 2017. The reduction in capital resulted primarily from a $7.1 million increase in accumulated other comprehensive loss related to a decline in the fair value of available-for-sale debt securities, net of deferred taxes, and year-to-date dividends declared and paid of $2.0 million. Partially offsetting these decreases was net income of $6.3 million for the nine months ended September 30, 2018. FNCB remains well capitalized with total risk-based capital and Tier I leverage ratios of 11.42% and 7.66%, respectively, at September 30, 2018.

Management continues to focus on developing strategies aimed at improving long-term financial performance by improving efficiency, increasing interest income through commercial and retail loan growth initiatives, managing interest expense by growing core deposits, developing additional sources of non-interest income and enhancing the marketability and liquidity of FNCB’s stock. To facilitate loan and deposit growth initiatives, enhance efficiency, and improve the customer experience, on May 30, 2018, FNCB opened a new, state-of-the-art branch office located in Plains Township, Luzerne County, Pennsylvania. The new branch features the “personal banker” model which provides customers with an enhanced, more personalized banking experience. The new facility is part of the comprehensive branch network improvement program announced during 2017, and has consolidated three branches located in Luzerne County, Pennsylvania to this new location. The three branches that were consolidated include: 1) a branch located at 734 San Souci Parkway, Hanover Township, Pennsylvania; 2) a branch located at 27 North River Street, Plains, Pennsylvania; and 3) a branch located at 3 Old Boston Road, Pittston, Pennsylvania. Each of these three branches were located within 6 miles of the new Plains Rt. 315 branch.

In addition, management evaluates FNCB’s delivery channels on an ongoing basis as part of FNCB’s branch network improvement plan and has executed the following initiatives:

●

On June 14, 2018, FNCB purchased real property, improvements and fixtures located at 196 North Main Street, Shavertown, Luzerne County, Pennsylvania for $750 thousand for the purpose of relocating its Back Mountain branch located at 1919 Memorial Highway, Shavertown, Luzerne County, Pennsylvania. The new facility is expected to facilitate accessibility for customers and provide FNCB greater retail and commercial visibility. FNCB has received necessary approvals for the relocation from its primary regulators and anticipates the relocation will be completed in the fourth quarter of 2018.

●

During the third quarter of 2018, FNCB completed final enhancements to its entire automated teller machine (“ATM”) network which included the replacement of all existing machines with the newest generation machines. The new machines are equipped with anti-fraud and anti-skimming technology and the direct imaging of all deposit transactions.

●

On September 27, 2018, FNCB executed a contract with Branch Banking and Trust Company to purchase the real property, improvements and fixtures located at 360 South Mountain Boulevard, Mountain Top, Luzerne County, Pennsylvania for $550 thousand for the purpose of opening a branch office. The contract contains a deed restriction under which FNCB has agreed to not operate, sell, or lease the property for a period of six months from the recording of the deed. The transaction is also contingent upon a 60-day study period, including FNCB obtaining regulatory approval. Pending receipt of regulatory approval, FNCB anticipates closing on the purchase of the property on or before December 10, 2018 and opening a new branch office at this location by the end of the second quarter of 2019.

●

On October 17, 2018, FNCB filed an application with its primary regulator to relocate the Bank’s main office located at 102 E. Drinker Street, Dunmore, Lackawanna County, Pennsylvania, into a new state-of -the-art branch office that will be built directly across the street at 100 S. Blakely Street, Dunmore, Pennsylvania. The property is currently owned by the Bank and houses a separate drive-thru location, as well as a drive-thru and a walk-up ATM. The project is anticipated to cost $2.0 million and will be funded by cash generated through operations. The relocation is expected to create operating efficiencies for the branch, enhance customer service and improve customer accessibility.

Management is also evaluating the development of a new state-of-the-art facility on a property already owned by FNCB located in Taylor Borough, Lackawanna County, Pennsylvania, as well as potential locations to expand its branch network into the Lehigh Valley market area of Pennsylvania.

With regard to commercial and retail loan growth initiatives, during the third quarter of 2018, FNCB completed the implementation of a bank-wide customer relationship management (“CRM”) system to improve customer service, enhance market share and create cross-sales opportunities between retail and commercial business units. The CRM system became operational on October 9, 2018.

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

Aligned with enhancing the marketability and liquidity of FNCB’s stock, on December 29, 2017, FNCB filed a listing application with The Nasdaq Stock Market LLC (“Nasdaq”). FNCB subsequently received approval from Nasdaq on February 26, 2018 to list its common shares for trading on The Nasdaq Capital Market®. FNCB’s shares of common stock began trading on Nasdaq effective with the market opening on Monday, March 5, 2018. Effective June 25, 2018, FNCB was added as a member of the Russel Microcap® Index. Management believes that the transition to Nasdaq, along with inclusion in the Russel Microcap® Index, will provide greater visibility and increase trading of FNCB’s common stock. On October 29, 2018, members of FNCB’s management and the Board of Directors rang the closing bell at the Nasdaq Marketsite in Times Square in New York, NY.

SUMMARY OF FINANCIAL PERFORMANCE

Net Interest Income

Net interest income is the difference between (i) interest income, interest and fees on interest-earning assets, and (ii) interest expense, interest paid on deposits and borrowed funds. Net interest income represents the largest component of FNCB’s operating income and, as such, is the primary determinant of profitability. Net interest income is impacted by variations in the volume, rate and composition of earning assets and interest-bearing liabilities, changes in general market rates and the level of non-performing assets. Interest income is shown on a fully tax-equivalent basis and is calculated by adjusting tax-free interest using the effective corporate tax rate of 21.0% for the three and nine months ended September 30, 2018 and FNCB’s historic federal marginal tax rate of 34.0% for the three and nine months ended September 30, 2017, in order to equate the yield to that of taxable interest rates.

Over the past 30 months, the Federal Open Market Committee (“FOMC”) has increased the target rate a total of 200 basis points, most recently in three 25-basis point actions on March 21, 2018, June 13, 2018, and September 26, 2018 which have resulted in corresponding increases in the national prime rate. At September 30, 2018, the national prime rate was 5.25%, 100 basis points higher than 4.25% at September 30, 2017. FNCB has experienced an increase in loan yields throughout 2018 as compared to 2017, as variable- and adjustable-rate loans continue to reprice upward, and new loans are consummated at higher interest rates. The increase in market interest rates has also led to notable increases in funding costs, specifically wholesale time deposits and FHLB of Pittsburgh advances. Deposit costs have also begun to increase, but to a lesser extent.

Net interest income on a tax-equivalent basis increased $0.9 million, or 10.5%, to $9.4 million for the three months ended September 30, 2018 from $8.5 million for the comparable period of 2017. Tax-equivalent interest income increased $2.0 million, or 21.0%, to $11.8 million for the three months ended September 30, 2018 from $9.8 million for the same period of 2017. Partially offsetting the increase in tax-equivalent interest income was an increase in interest expense of $1.1 million, or 90.5%, to $2.4 million for the third quarter of 2018 from $1.3 million for the same quarter of 2017. The increase in interest expense reflected increases in interest expense paid on both deposits and borrowed funds. Tax-equivalent net interest margin, a key measurement used in the banking industry to measure income from earning assets relative to the cost to fund those assets, is calculated by dividing tax-equivalent net interest income by average interest-earning assets. FNCB’s tax-equivalent net interest margin declined 6 basis points to 3.21% for the third quarter of 2018 from 3.27% for the same quarter of 2017. Rate spread, the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities shown on a fully tax-equivalent basis, declined 15 basis points to 3.04% for the three months ended September 30, 2018 compared to 3.19% for the same period of 2017. FNCB’s tax-equivalent net interest margin for the nine months ended September 30, 2018 increased by 6 basis points to 3.24%, as compared to 3.18% the same period of 2017. The tax-equivalent rate spread remained steady at 3.10% comparing the nine months ended September 30, 2018 and 2017.

The $2.0 million increase in tax-equivalent interest income comparing the third quarters of 2018 and 2017 was due primarily to increases in average balances of interest-earning assets, which contributed $1.4 million to the increase in tax-equivalent interest income. Specifically, strong loan demand continued throughout the third quarter of 2018 and led to an increase in the average balance of loans of $120.4 million, or 16.3%, to $859.2 million for the three months ended September 30, 2018 from $738.8 million for the same three months of 2017, which resulted in a corresponding increase in tax-equivalent interest income of $1.3 million. The average balance of investment securities grew by $16.8 million, or 5.8%, comparing the third quarters of 2018 and 2017, which contributed $0.1 million to the increase in tax-equivalent interest income. Partially offsetting these increases was a decrease in the average balance of interest-bearing deposits in other banks of $3.8 million, which resulted in a decrease of $15 thousand in interest income. Also factoring in to the improvement in tax-equivalent interest income was a 27-basis point increase in the tax-equivalent yield on earning assets to 4.04% for the third quarter of 2018 from 3.77% for the same quarter of 2017, which led to an increase in tax-equivalent interest income of $0.6 million. Accounting for the majority of the increase was a 29-basis point rise in the tax-equivalent yield on the loan portfolio to 4.48% for the three months ended September 30, 2018 from 4.19% for the same three months of 2017, which led to a $0.6 million increase in tax-equivalent interest income. Additionally, the tax-equivalent yield on investment securities, and interest-bearing deposits rose 8 basis points, and 54 basis points, respectively, which increased tax-equivalent interest income by $44 thousand, and $8 thousand, respectively, comparing the third quarters of 2018 and 2017.

Partially offsetting the improvement in tax-equivalent interest income was a $1.1 million, or 90.5%, increase in interest expense to $2.4 million for the third quarter of 2018 from $1.3 million for the same quarter of 2017, which largely reflected an increase in the rates paid on average interest-bearing liabilities, coupled with an increase in the average balance of borrowed funds. Rising short-term interest rates have led to an overall increase in the cost of funds of 41 basis points, or 69.5%, to 1.00% for the three months ended September 30, 2018 as compared to 0.59% for the three months ended September 30, 2017. Deposit costs rose significantly amid increased competition within FNCB’s market area and greater utilization of wholesale deposits. The average cost of interest-bearing deposits rose 27 basis points, or 56.3%, to 0.75% for the third quarter of 2018 from 0.48% for the same quarter of 2017, resulting in a $0.5 million increase in interest expense. When comparing the third quarter of 2018 with the same quarter of 2017, the increase in rates paid on interest-bearing demand deposits and time deposits increased by 21 basis points and 44 basis points, respectively, while the rate paid on savings deposits was unchanged. The rate paid on average borrowed funds increased 51 basis points to 2.35% for the third quarter of 2018 from 1.84% for the same quarter of 2017, which contributed $0.1 million to the increase in interest expense. The average balance of borrowed funds, which was primarily concentrated in advances from the FHLB of Pittsburgh, increased $76.5 million, or 104.6%, to $149.7 million for the three months ended September 30, 2018 from $73.2 million for the same three months of 2017 and resulted in a $0.4 million increase in interest expense. The average balance of interest-bearing deposits increased by $34.9 million to $827.6 million for the three-month period ending September 30, 2018 as compared to $792.6 million for the same period of 2017, which resulted in an increase to interest expense of $0.1 million.

For the nine months ended September 30, 2018, net interest income on a tax-equivalent basis increased $2.9 million, or 11.9%, to $27.7 million from $24.8 million for the comparable period in 2017. Comparing the year-to-date periods of 2018 and 2017, tax-equivalent interest income increased $5.4 million, or 19.3%, while interest expense increased $2.5 million, or 72.4%. The increase in year-to-date tax-equivalent interest income was due to an increase in average earning assets, coupled with an increase in the tax-equivalent yield on earning assets. The average balance of interest-earning assets increased $102.2 million, or 9.9%, comparing the year-to-date period of 2018 with that of 2017, which resulted in a $3.4 million increase in tax-equivalent interest income. The average balance of loans grew $100.6 million, or 13.8%, to $829.0 million for the nine months ended September 30, 2018 from $728.4 million for the same period of 2017, which resulted in additional interest income of $3.2 million. In addition, the average balance of investment securities increased $18.1 million and resulted in an increase in interest income of $0.4 million comparing the nine-month periods ended September 30, 2018 and 2017. Partially offsetting these positive volume variances was a $94 thousand decrease in interest income due to a $16.4 million, or 82.8%, reduction in the average balance of interest-bearing deposits in other banks, comparing the year-to-date periods of 2018 and 2017. The tax-equivalent yield on earning assets increased 31 basis points to 3.94% for the nine months ended September 30, 2018 from 3.63% for the same period of 2017. The increase resulted primarily from increases in the yields on taxable loans, taxable investment securities, and interest-bearing deposits of 36 basis points, 13 basis points, and 106 basis points, respectively, contributing $1.9 million, $0.3 million, and $0.1 million, respectively, to the improvement in tax-equivalent interest income comparing the nine months ended September 30, 2018 and 2017.

The increase in interest expense of $2.5 million resulted primarily from a 31-basis point increase in the cost of interest-bearing liabilities, from 0.53% for the nine months ended September 30, 2017, to 0.84% for the same period of 2018, which resulted in an increase to interest expense of $1.4 million. Specifically, the cost of interest-bearing deposits rose 20 basis points, while the cost of borrowed funds increased 42 basis points comparing the nine months ended September 30, 2018 and 2017, which resulted in increases to interest expense of $1.1 million and $0.3 million respectively. The rate increases were coupled with an increase in the average balance of borrowed funds of $64.2 million, or 86.1%, to $138.8 million for the nine months ended September 30, 2018 from $74.6 million for the nine months ended September 30, 2017, which resulted in an increase in interest expense paid of $1.0 million.

Net interest income depends upon the relative amount of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them. The following tables present certain information about FNCB’s consolidated statements of financial condition and consolidated statements of income for the three- and nine-month periods ended September 30, 2018 and 2017 and reflect the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are calculated by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include amortization of fees which are considered adjustments to yields.

	Three Months Ended
	September 30, 2018			September 30, 2017
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Assets
Earning assets (2)(3)
Loans-taxable (4)	$803,314	$9,059	4.51%	$700,729	$7,266	4.15%
Loans-tax free (4)	55,848	559	4.01%	38,109	470	4.93%
Total loans (1)(2)	859,162	9,618	4.48%	738,838	7,736	4.19%
Securities-taxable	303,037	2,138	2.82%	290,348	1,998	2.75%
Securities-tax free	4,664	47	4.03%	600	11	7.33%
Total securities (1)(5)	307,701	2,185	2.84%	290,948	2,009	2.76%
Interest-bearing deposits in other banks	3,735	17	1.82%	7,499	24	1.28%
Total earning assets	1,170,598	11,820	4.04%	1,037,285	9,769	3.77%
Non-earning assets	85,091			101,181
Allowance for loan and lease losses	(9,573)			(8,578)
Total assets	$1,246,116			$1,129,888

Liabilities and Shareholders' Equity
Interest-bearing liabilities
Interest-bearing demand deposits	$481,120	722	0.60%	$489,950	483	0.39%
Savings deposits	97,634	33	0.14%	102,281	35	0.14%
Time deposits	248,816	804	1.29%	200,418	425	0.85%
Total interest-bearing deposits	827,570	1,559	0.75%	792,649	943	0.48%
Borrowed funds and other interest-bearing liabilities	149,682	879	2.35%	73,168	337	1.84%
Total interest-bearing liabilities	977,252	2,438	1.00%	865,817	1,280	0.59%
Demand deposits	173,616			156,483
Other liabilities	7,983			10,325
Shareholders' equity	87,265			97,263
Total liabilities and shareholder's equity	$1,246,116			$1,129,888

Net interest income/interest rate spread (6)		9,382	3.04%		8,489	3.18%
Tax-equivalent adjustment		(127)			(164)
Net interest income as reported		$9,255			$8,325

Net interest margin (7)			3.21%			3.27%

(1)	Interest income is presented on a tax-equivalent basis using a 21% rate for 2018 and a 34% rate for 2017.
(2)	Loans are stated net of unearned income.
(3)	Non-accrual loans are included in loans within earning assets
(4)	Loan fees included in interest income are not significant
(5)	The yields for securities that are classified as available for sale is based on the average historical amortized cost.
(6)	Interest rate spread represents the difference between the average yield on interest-earning assets and the cost of interest-bearing liabilities and is presented on a tax equivalent basis.
(7)	Net interest income as a percentage of total average interest-earning assets.

	Nine Months Ended
	September 30, 2018			September 30, 2017
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Assets
Earning assets (2)(3)
Loans-taxable (4)	$778,906	$25,624	4.39%	$687,744	$20,783	4.03%
Loans-tax free (4)	50,071	1,514	4.03%	40,686	1,462	4.79%
Total loans (1)(2)	828,977	27,138	4.36%	728,430	22,245	4.07%
Securities-taxable	303,239	6,400	2.81%	287,639	5,791	2.68%
Securities-tax free	3,897	120	4.11%	1,418	64	5.98%
Total securities (1)(5)	307,136	6,520	2.83%	289,057	5,855	2.70%
Interest-bearing deposits in other banks	3,396	52	2.04%	19,781	146	0.98%
Total earning assets	1,139,509	33,710	3.94%	1,037,268	28,246	3.63%
Non-earning assets	84,737			100,422
Allowance for loan and lease losses	(9,465)			(8,526)
Total assets	$1,214,781			$1,129,164

Liabilities and Shareholders' Equity
Interest-bearing liabilities
Interest-bearing demand deposits	$486,904	1,855	0.51%	$492,367	1,248	0.34%
Savings deposits	101,066	101	0.13%	102,447	102	0.13%
Time deposits	220,206	1,804	1.09%	199,897	1,163	0.78%
Total interest-bearing deposits	808,176	3,760	0.62%	794,711	2,513	0.42%
Borrowed funds and other interest-bearing liabilities	138,808	2,237	2.15%	74,588	966	1.73%
Total interest-bearing liabilities	946,984	5,997	0.84%	869,299	3,479	0.53%
Demand deposits	172,050			154,828
Other liabilities	9,019			10,665
Shareholders' equity	86,728			94,372
Total liabilities and shareholder's equity	$1,214,781			$1,129,164

Net interest income/interest rate spread (6)		27,713	3.10%		24,767	3.10%
Tax-equivalent adjustment		(343)			(519)
Net interest income as reported		$27,370			$24,248

Net interest margin (7)			3.24%			3.18%

(1)	Interest income is presented on a tax-equivalent basis using a 21% rate for 2018 and a 34% rate for 2017.
(2)	Loans are stated net of unearned income.
(3)	Non-accrual loans are included in loans within earning assets
(4)	Loan fees included in interest income are not significant
(5)	The yields for securities that are classified as available for sale is based on the average historical amortized cost.
(6)	Interest rate spread represents the difference between the average yield on interest-earning assets and the cost of interest-bearing liabilities and is presented on a tax equivalent basis.
(7)	Net interest income as a percentage of total average interest-earning assets.

Rate Volume Analysis

The most significant impact on net income between periods is derived from the interaction of changes in the volume and rates earned or paid on interest-earning assets and interest-bearing liabilities. The volume of earning assets, specifically loans and investments, compared to the volume of interest-bearing liabilities represented by deposits and borrowings, combined with the spread, produces the changes in net interest income between periods. Components of interest income and interest expense are presented on a tax-equivalent basis using the corporate federal income tax rate of 21% for the three and nine months ended September 30, 2018 and FNCB’s historic statutory federal income tax rate of 34% for the three and nine months ended September 30, 2017.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018 vs. 2017			2018 vs. 2017
	Increase (Decrease)			Increase (Decrease)
	Due to	Due to	Total	Due to	Due to	Total
(dollars in thousands)	Volume	Rate	Change	Volume	Rate	Change
Interest income:
Loans - taxable	$1,122	$671	$1,793	$2,901	$1,940	$4,841
Loans - tax free	189	(100)	89	306	(254)	52
Total loans	1,311	571	1,882	3,207	1,686	4,893
Securities - taxable	89	51	140	322	287	609
Securities - tax free	43	(7)	36	82	(26)	56
Total securities	132	44	176	404	261	665
Interest-bearing deposits in other banks	(15)	8	(7)	(178)	84	(94)
Total interest income	1,428	623	2,051	3,433	2,031	5,464

Interest expense:
Interest-bearing demand deposits	(9)	248	239	(14)	621	607
Savings deposits	(2)	-	(2)	(1)	-	(1)
Time deposits	120	259	379	128	513	641
Total interest-bearing deposits	109	507	616	113	1,134	1,247
Borrowed funds and other interest-bearing liabilities	429	113	542	990	281	1,271
Total interest expense	538	620	1,158	1,103	1,415	2,518
Net interest income	$890	$3	$893	$2,330	$616	$2,946

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

FNCB recorded provisions for loan and lease losses of $1.1 million and $2.7 million for the three and nine months ended September 30, 2018, respectively, compared to a provision of $0.5 million for both the three and nine months ended September 30, 2017. The provision of $1.1 million recorded for the three months ended September 30, 2018, resulted primarily from net charge-offs of $0.8 million during the third quarter of 2018, concentrated in the commercial real estate segment and primarily related to one commercial relationship. The provision for loan and lease losses for the first nine months ended September 30, 2018 was largely due to year-to-date net charge-offs of $2.0 million in 2018, coupled with increased net loan growth, as compared to net charge-offs of $43 thousand for the comparable period of 2017.

Non-interest Income

Non-interest income totaled $1.3 million for the three months ended September 30, 2018, a decrease of $0.4 million, or 23.0%, from $1.7 million earned during the comparable period in 2017. The decrease in non-interest income primarily reflected net gains on the sale of available-for-sale securities of $367 thousand and SBA-guaranteed loans of $23 thousand for the three months ended September 30, 2017. There were no net gains on the sales of available-for-sale securities or SBA-guaranteed loans during the three months ended September 30, 2018. Net gains on the sale of mortgage loans, deposit service charges and loan-related fees also decreased $35 thousand, $17 thousand and $11 thousand, respectively, comparing the same time periods. These decreases were partly offset by increases in other income, merchant services income and loan-related fees of $28 thousand, $27 thousand and $12 thousand, respectively, when comparing the third quarters of 2018 and 2017.

For the nine months ended September 30, 2018, non-interest income totaled $4.4 million, a decrease of $0.9 million, or 17.7%, compared to $5.3 million for the same nine months of 2017. The decrease resulted primarily from net losses on available-for-sale debt securities of $4 thousand for the year-to-date period ended September 30, 2018 as compared to net gains on the sale of securities of $1.3 million for the comparable period of 2017. Additional factors contributing to the reduction in non-interest income include a decrease in net gains on the sale of mortgage loans of $70 thousand, a decrease in net gains on the sale of other real estate owned of $26 thousand, coupled with a $47 thousand gain on the sale of other repossessed assets recorded during 2017. There were no gains on the sale of other repossessed assets recorded during the nine months ended September 30, 2018. FNCB also recorded a net loss on equity securities of $34 thousand during the first nine months of 2018 due to the adoption of new accounting guidance. Partly offsetting these decreases were increases in net gains on the sale of SBA-guaranteed loans, other income and merchant services income of $243 thousand, $259 thousand and $58 thousand, respectively, comparing the nine months ended September 30, 2018 and 2017.

Non-interest Expense

For the three months ended September 30, 2018, non-interest expense totaled $7.2 million, an increase of $0.8 million, or 12.4% as compared to $6.4 million for the same three months of 2017. Comparing the third quarters of 2018 and 2017, non-interest expenses increased across most categories, including increases of $334 thousand in salaries and benefits expense, $239 thousand in data processing expense, $106 thousand in occupancy expense, other operating expenses of $97 thousand, regulatory assessments of $91 thousand and advertising expenses of $74 thousand. These increases were partly mitigated by decreases in equipment expense of $175 thousand, other losses of $21 thousand and expenses of other real estate owned of $13 thousand.

For the nine months ended September 30, 2018, non-interest expense increased $1.1 million, or 5.5%, to $21.4 million from $20.3 million for the same period of 2017. The increase in year-to-date non-interest expense was largely due to a $663 thousand increase in salaries and benefits expense to $10.7 million in 2018 from $10.1 million in 2017, which primarily reflected recent staff additions. Additional increases contributing to the overall increase in non-interest expense comparing the nine months ended September 30, 2018 and 2017 included $538 thousand in data processing expense, $387 thousand in other operating expense, $151 thousand in regulatory assessments, $95 thousand in advertising expenses and $71 thousand in professional fees. These increases were partially mitigated by decreases of $444 thousand in equipment expense, $241 thousand in expenses of other real estate owned and $179 thousand in other losses.

Provision for Income Taxes

FNCB recorded income tax expense of $1.3 million for the nine months ended September 30, 2018, a decrease of $1.2 million compared to income tax expense of $2.5 million for the same nine months of 2017. The decrease in income tax expense primarily reflected the reduction in the statutory corporate tax rate from a maximum federal corporate income tax rate of 35% to 21%, effective January 1, 2018.

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

Management performed an evaluation of FNCB’s deferred tax assets at September 30, 2018 taking into consideration both positive and negative evidence as of that date. Based on this evaluation, management believes that FNCB’s future taxable income will be sufficient to utilize deferred tax assets. Accordingly, management concluded that no valuation allowance for deferred tax assets was required at September 30, 2018.

FINANCIAL CONDITION

Assets

Total assets increased $88.8 million, or 7.6%, to $1.251 billion at September 30, 2018 from $1.162 billion at December 31, 2017. The increase in total assets primarily reflected growth in net loans of $92.9 million, or 12.2%, to $854.5 million at September 30, 2018 as compared to $761.6 million at December 31, 2017. FNCB experienced strong loan demand across the majority of the loan portfolio, including net increases in consumer loans, commercial and industrial loans, residential and commercial real estate loans and loans to state and political subdivisions. Total deposits increased $92.7 million, or 9.2%, to $1.095 billion at September 30, 2018 from $1.002 billion at December 31, 2017, providing funding to support the asset growth. The increase in deposits was primarily attributable to cyclical net inflows of public deposits, which historically, have approached their high point towards the end of the third quarter, coupled with an increase in time deposits. Also affecting the balance sheet was an increase of $3.5 million, or 33.8%, in bank premises and equipment, net of depreciation, which reflects planned infrastructure investments during 2018.

Cash and Cash Equivalents

Cash and cash equivalents declined $7.4 million, or 19.7%, to $30.3 million at September 30, 2018 from $37.7 million at December 31, 2017. The reduction was due primarily to cash outflows to fund asset growth and reduce other liabilities. FNCB paid dividends of $0.04 and $0.12 per share for the three and nine months ended September 30, 2018, respectively, an increase of 33.3% as compared to dividends of $0.03 and $0.09 for the respective periods of 2017.

Securities

FNCB’s investment securities portfolio provides a source of liquidity needed to meet expected loan demand and interest income to increase profitability. Additionally, the investment securities portfolio is used to meet pledging requirements to secure public deposits and for other purposes. Management classifies investment debt securities as either held-to-maturity or available-for-sale at the time of purchase based on its intent. Held-to-maturity securities are carried at amortized cost, while available-for-sale securities are carried at fair value, with unrealized holding gains and losses reported as a component of shareholders’ equity in accumulated other comprehensive income (loss), net of tax. At September 30, 2018 and December 31, 2017, all debt securities were classified as available-for-sale. Equity securities with readily determinable fair values are carried at fair value, with gains and losses due to fluctuations in market value included in the consolidated statements of income. Securities with limited marketability and/or restrictions, such as FHLB of Pittsburgh stock, are carried at cost. Decisions to purchase or sell investment securities are based upon management’s current assessment of long- and short-term economic and financial conditions, including the interest rate environment and asset/liability management, liquidity and tax-planning strategies.

At September 30, 2018, the investment portfolio was comprised principally of fixed-rate securities issued by U.S. government or U.S. government-sponsored agencies, which include mortgage-backed securities and residential and commercial collateralized mortgage obligations (“CMOs”), fixed-rate taxable obligations of state and political subdivisions, asset-backed securities and corporate debt securities. Except for U.S. government and U.S. government-sponsored agencies, there were no securities of any individual issuer that exceeded 10.0% of shareholders’ equity at September 30, 2018.

The following table presents the carrying value of debt securities, all of which were classified as available-for-sale and carried at fair value at September 30, 2018 and December 31, 2017:

Composition of the Investment Portfolio

	September 30,	December 31,
(in thousands)	2018	2017
Available-for-sale debt securities
Obligations of state and political subdivisions	$149,103	$145,999
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	34,555	35,657
Collateralized mortgage obligations - commerical	72,459	75,418
Mortgage-backed securities	23,756	22,311
Corporate debt securities	3,932	4,058
Asset-backed securities	2,067	3,086
Negotiable certificates of deposit	2,908	2,930
Total	$288,780	$289,459

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

There were no sales of securities during the three months ended September 30, 2018. During the nine months ended September 30, 2018, FNCB sold two of its available-for-sale securities, including one asset-backed security and one taxable obligation of state and political subdivisions. The securities sold had an aggregate amortized cost of $4.6 million. Gross proceeds received totaled $4.6 million, with net losses of $4 thousand realized upon the sales and included in non-interest income.

FNCB purchased one security of a U.S. government/government-sponsored agency during the third quarter of 2018 totaling $1.9 million. For the nine months ended September 30, 2018, FNCB purchased seven securities totaling $18.3 million, including $7.9 million in taxable obligations of state and political subdivisions, $5.9 million in U.S. government /government-sponsored agency securities, and $4.5 million in asset-backed securities.

The following table presents the maturities of available-for-sale debt securities, based on carrying value at September 30, 2018 and the weighted average yields of such securities calculated on the basis of the amortized cost and effective yields weighted for the scheduled maturity of each security. The yields on tax-exempt obligations of state and political subdivisions are presented on a tax-equivalent basis using the federal corporate income tax rate of 21.0%. Because residential and commercial collateralized mortgage obligations, mortgage-backed securities and asset-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following summary.

Maturity Distribution of the Investment Portfolio

	September 30, 2018
					Collateralized
					Mortgage
					Obligations,
					Mortgage-Backed
	Within	>1 - 5	6 - 10	Over	and Asset-Backed
(dollars in thousands)	One Year	Years	Years	10 Years	Securities	Total
Available-for-sale securities
Obligations of state and political subdivisions	$-	$62,347	$82,911	$3,845	$-	$149,103
Yield		2.63%	2.84%	3.65%		2.78%
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	-	-	-	-	34,555	34,555
Yield					2.84%	2.84%
Collateralized mortgage obligations - commercial	-	-	-	-	72,459	72,459
Yield					2.50%	2.50%
Mortgage-backed securities	-	-	-	-	23,756	23,756
Yield					2.93%	2.93%
Corporate debt securities	-	-	3,932	-	-	3,932
Yield			6.63%			6.63%
Asset-backed securities	-	-	-	-	2,067	2,067
Yield					2.39%	2.39%
Negotiable certificates of deposit	742	2,166	-	-	-	2,908
Yield	1.88%	2.17%				2.09%
Total available-for-sale maturities	$742	$64,513	$86,843	$3,845	$132,837	$288,780
Weighted average yield	1.88%	2.62%	3.01%	3.65%	2.66%	2.77%

OTTI Evaluation

There was no OTTI recognized during the nine months ended September 30, 2018 or 2017. See Note 3, “Securities” of the notes to consolidated financial statements included in Item 1 hereof for additional information about management’s evaluation of securities for OTTI.

The following table presents the FNCB’s investment in restricted securities at September 30, 2018 and December 31, 2017. Restricted securities have limited marketability and are carried at cost.

	September 30,	December 31,
(in thousands)	2018	2017
Stock in Federal Home Loan Bank of Pittsburgh	$3,323	$2,753
Stock in Atlantic Community Bankers Bank	10	10
Total restricted securities, at cost	$3,333	$2,763

Management noted no indicators of impairment for the FHLB of Pittsburgh or Atlantic Community Bankers Bank stock at September 30, 2018 and December 31, 2017.

FNCB owns a $1.7 million investment in the common stock of a privately-held bank holding company. The common stock was purchased during 2017 as part of a private placement pursuant to an exemption from the registration requirements of the Securities Act of 1933 for offerings not involving any public offering. The common stock of such bank holding company is not currently traded on any established market and is not expected to be traded in the near future on any securities exchange or established over-the-counter market. FNCB has elected to account for this transaction as an investment in an equity security without a readily determinable fair value. An equity security without a readily determinable fair value shall be written down to its fair value if a qualitative assessment indicates that the investment is impaired, with a fair value of the investment is less than its carrying value. The $1.7 million investment is included in other assets in the consolidated statements of financial condition at September 30, 2018. As part of its qualitative assessment, management engaged an independent third party to provide a valuation of this investment as of September 30, 2018, which indicated that the investment was not impaired. Management determined that no adjustment for impairment was required at September 30, 2018.

Loans

During the first nine months of 2018, FNCB experienced strong demand for its lending products. Total loans increased $92.0 million, or 12.0%, to $860.1 million at September 30, 2018 from $768.1 million at December 31, 2017. The majority of FNCB’s major loan categories increased throughout 2018, with the largest increase concentrated in the indirect auto lending portfolio within the consumer loan portfolio.

Historically, commercial lending activities have represented a significant portion of FNCB’s loan portfolio. Commercial lending includes commercial and industrial loans, commercial real estate loans and construction, land acquisition and development loans, and represented 52.4% and 56.4% of total loans at September 30, 2018 and December 31, 2017, respectively.

From a collateral standpoint, a majority of FNCB’s loan portfolio consists of loans secured by real estate. Real estate secured loans, which include commercial real estate, construction, land acquisition and development, residential real estate loans and home equity lines of credit (“HELOCs”), increased $12.7 million, or 2.7%, to $474.9 million at September 30, 2018 from $462.2 million at December 31, 2017. The increase was concentrated in residential and commercial real estate loans. Real estate secured loans as a percentage of total gross loans declined to 55.2% at September 30, 2018 as compared to 60.2% as of December 31, 2017, as a majority of the loan growth throughout 2018 was concentrated in consumer indirect auto loans and commercial and industrial loans.

Commercial and industrial loans increased $12.2 million, or 8.1%, during the first nine months of 2018 to $162.3 million at September 30, 2018 from $150.1 million at December 31, 2017. Commercial and industrial loans consist primarily of equipment loans, working capital financing, revolving lines of credit and loans secured by cash and marketable securities. Loans secured by commercial real estate increased $7.2 million, or 2.7%, to $269.0 million at September 30, 2018 from $261.8 million at December 31, 2017. Commercial real estate loans include long-term commercial mortgage financing and are primarily secured by first or second lien mortgages. Construction, land acquisition and development loans decreased $1.6 million, or 7.8%, to $19.3 million at September 30, 2018 from $21.0 million at December 31, 2017, as ongoing projects converted to permanent financing.

Residential real estate loans totaled $165.9 million at September 30, 2018, an increase of $7.9 million, or 4.8%, from $158.0 million at December 31, 2017. The components of residential real estate loans include fixed-rate and variable-rate mortgage loans. HELOCs are not included in this category but are included in consumer loans. FNCB primarily underwrites fixed-rate purchase and refinance of residential mortgage loans for sale in the secondary market to reduce interest rate risk and provide funding for additional loans. Additionally, FNCB offers a “WOW” mortgage product, which is a non-saleable mortgage with maturity terms of 7.5 to 14.5 years and offers customers an attractive fixed interest rate, low closing costs and a guaranteed 30-day close.

Consumer loans grew throughout the first nine months of 2018, increasing $49.8 million, or 37.0%, to $184.5 million at September 30, 2018 from $134.7 million at December 31, 2017. The growth was largely concentrated within the indirect auto loan portfolio. The strong increase in demand throughout 2018 is attributed to the recent hiring of a full-time indirect sales relationship manager, resulting in obtaining new dealer relationships throughout FNCB’s market area and enhanced penetration with existing dealers. Loans to state and municipal governments increased $16.5 million, or 38.8%, to $59.0 million at September 30, 2018 from $42.5 million at December 31, 2017, due to ongoing efforts of a dedicated government banking unit.

The following table summarizes loans receivable, net by major category at September 30, 2018 and December 31, 2017:

Loan Portfolio Detail

	September 30,	December 31,
(in thousands)	2018	2017
Residential real estate	$165,942	$158,020
Commercial real estate	268,979	261,783
Construction, land acquisition and development	19,342	20,981
Commercial and industrial	162,325	150,103
Consumer	184,473	134,653
State and political subdivisions	59,033	42,529
Total loans, gross	860,094	768,069
Unearned income	(72)	(80)
Net deferred loan costs	4,294	2,654
Allowance for loan and lease losses	(9,827)	(9,034)
Loans, net	$854,489	$761,609

Under industry regulations, a concentration is considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. Typically, industry guidelines require disclosure of concentrations of loans exceeding 10.0% of total loans outstanding. FNCB had no such concentrations at September 30, 2018 or December 31, 2017. In addition to industry guidelines, FNCB’s internal policy considers a concentration to exist in its loan portfolio if an aggregate loan balance outstanding to borrowers within a specific industry exceeds 25.0% of capital. However, management regularly reviews loans by all industry categories to determine if a potential concentration exists.

The following table presents industry concentrations within FNCB’s loan portfolio at September 30, 2018 and December 31, 2017:

Loan Concentrations

	September 30, 2018		December 31, 2017
(dollars in thousands)	Amount	% of Gross Loans	Amount	% of Gross Loans
Retail space/shopping centers	$48,443	5.63%	$44,184	5.75%
1-4 family residential investment properties	38,550	4.48%	33,275	4.33%
Automobile dealers	17,572	2.04%	22,792	2.97%

Asset Quality

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at the amount of unpaid principal, net of unearned interest, deferred loan fees and costs, and reduced by the ALLL. The ALLL is established through a provision for loan and lease losses charged to earnings.

FNCB has established and consistently applies loan policies and procedures designed to foster sound underwriting and credit monitoring practices. Credit risk is managed through the efforts of loan officers, the Chief Credit Officer, the loan review function, and the Credit Risk Management and the ALLL committees, as well as oversight from the Board of Directors. Management continually evaluates its credit risk management practices to ensure it is reacting to problems in the loan portfolio in a timely manner, although, as is the case with any financial institution, a certain degree of credit risk is dependent in part on local and general economic conditions that are beyond management’s control.

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

The following schedule presents information about non-performing assets and accruing TDRs at September 30, 2018 and December 31, 2017:

Non-performing Assets and Accruing TDRs

	September 30,	December 31,
(dollars in thousands)	2018	2017
Non-accrual loans	$4,391	$2,578
Loans past due 90 days or more and still accruing	-	-
Total non-performing loans	4,391	2,578
Other real estate owned	715	1,023
Other non-performing assets	1,900	1,900
Total non-performing assets	$7,006	$5,501

Accruing TDRs	$8,515	$9,299
Non-performing loans as a percentage of gross loans	0.51%	0.34%

Total non-performing assets increased $1.5 million, or 27.4%, to $7.0 million at September 30, 2018 from $5.5 million at December 31, 2017. The increase was primarily due to an increase in non-accrual loans of $1.8 million, primarily attributable to two large commercial relationships that were placed on non-accrual status during 2018. FNCB’s ratio of non-performing loans to total gross loans increased to 0.51% at September 30, 2018 from 0.34% at December 31, 2017. Similarly, FNCB’s ratio of non-performing assets as a percentage of shareholders’ equity increased to 8.1% at September 30, 2018 from 6.2% at December 31, 2017. Management continues to monitor non-accrual loans, delinquency trends and economic conditions within FNCB’s market area on an on-going basis in order to proactively address any collection related issues and mitigate potential losses.

Other non-performing assets at September 30, 2018 and December 31, 2017 are comprised solely of a classified account receivable secured by an evergreen letter of credit in the amount of $1.9 million, received in 2011 as part of a settlement agreement for a large construction, land acquisition and development loan for a residential development project in the Pocono region of Monroe County. The project was stalled due to a decline in real estate values in this area following the financial crisis of 2008. The agreement provides for payment to FNCB as real estate building lots are sold. In 2016, management classified the receivable as substandard due to the length of holding time and continues to monitor this project closely. To date, no lots have been sold; however, economic development in this market area has recently improved and construction activity including substantial infrastructure, related to this project by the developer has increased.

TDRs at September 30, 2018 and December 31, 2017 were $9.3 million and $10.2 million, respectively. Accruing and non-accruing TDRs were $8.5 million and $0.8 million, respectively at September 30, 2018 and $9.3 million and $0.9 million, respectively at December 31, 2017. FNCB was not committed to lend additional funds to any loan classified as a TDR at September 30, 2018.

The average balance of impaired loans was $11.4 million and $11.3 million for the nine months ended September 30, 2018 and 2017, respectively. FNCB recorded $106 thousand and $310 thousand of interest income on impaired loans for the three and nine months ended September 30, 2018, respectively and $108 thousand and $284 thousand for the three and nine months ended September 30, 2017.

The following table presents the changes in non-performing loans for the three and nine months ended September 30, 2018 and 2017. Loan foreclosures represent the recorded investment at time of foreclosure not including the effect of any guarantees:

Changes in Non-performing Loans

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Balance, beginning of period	$3,469	$3,681	$2,578	$2,234
Loans newly placed on non-accrual	2,261	404	5,325	3,273
Changes in loans past due 90 days or more and still accruing	-	-	-	-
Loans transferred to OREO	-	-	-	(80)
Loans returned to performing status	-	(109)	(25)	(180)
Loans charged-off	(1,032)	(363)	(2,726)	(1,104)
Loan payments received	(307)	(971)	(761)	(1,501)
Balance, end of period	$4,391	$2,642	$4,391	$2,642

The additional interest income that would have been earned on non-accrual and restructured loans had the loans been performing in accordance with their original terms for the three and nine months ended September 30, 2018 approximated $65 thousand and $150 thousand, respectively and $50 thousand and $116 thousand for the three and nine months ended September 30, 2017, respectively.

The following table outlines accruing loan delinquencies and non-accrual loans as a percentage of gross loans at September 30, 2018 and December 31, 2017:

Loan Delinquencies and Non-Accrual Loans

	September 30,	December 31,
	2018	2017
Accruing:
30-59 days	0.20%	0.27%
60-89 days	0.19%	0.11%
90+ days	0.00%	0.00%
Non-accrual	0.51%	0.34%
Total delinquencies	0.90%	0.72%

Total delinquencies as a percentage of gross loans increased to 0.90% at September 30, 2018 as compared to 0.72% at December 31, 2017. Significant fluctuations in total delinquencies included an increase in non-accrual loans of $1.8 million, concentrated in the commercial real estate segment, coupled with an increase in loans 60-89 days past due, partly offset by a reduction in loans 30-59 days past due.

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

The ALLL equaled $9.8 million at September 30, 2018, an increase of $0.8 million from $9.0 million at December 31, 2017. The increase resulted from a provision for loan and lease losses of $2.7 million, partially offset by net charge-offs of $2.0 million for the first nine months of 2018.

The ALLL consists of both specific and general components. The component of the ALLL that is related to impaired loans that are individually evaluated for impairment, the guidance for which is provided by ASC 310 “Impairment of a Loan” (“ASC 310”), was $0.7 million, or 6.9%, of the total ALLL at September 30, 2018, compared to $0.8 million, or 8.6%, of the total ALLL at December 31, 2017. A general allocation of $9.1 million was calculated for loans analyzed collectively under ASC 450 “Contingencies” (“ASC 450”), which represented 93.1% of the total ALLL of $9.8 million. Comparatively, at December 31, 2017, the general allocation for loans collectively analyzed for impairment amounted to $8.2 million, or 91.4%, of the total ALLL. The ratio of the ALLL to total loans at September 30, 2018 and December 31, 2017 was 1.14% and 1.17%, respectively, based on loans, net of net deferred loan costs and unearned income of $864.3 million and $770.6 million, respectively. At September 30, 2018, FNCB’s ALLL included an unallocated reserve of $24 thousand.

The following table presents an allocation of the ALLL by major loan category and percent of loans in each category to total loans at September 30, 2018 and December 31, 2017:

Allocation of the ALLL

	September 30, 2018		December 31, 2017
		Percentage		Percentage
		of Loans		of Loans
		in Each		in Each
		Category		Category
	Allowance	to Total	Allowance	to Total
(dollars in thousands)	Amount	Loans	Amount	Loans
Residential real estate	$1,167	19.29%	$1,236	20.58%
Commercial real estate	3,230	31.27%	3,499	34.08%
Construction, land acquisition and development	195	2.25%	209	2.73%
Commercial and industrial	2,591	18.87%	2,340	19.54%
Consumer	2,120	21.45%	1,395	17.53%
State and political subdivision	500	6.87%	355	5.54%
Unallocated	24	0.00%	-	0.00%
Total	$9,827	100.00%	$9,034	100.00%

The following table presents an analysis of the ALLL by loan category for the three and nine months ended September 30, 2018 and 2017:

Reconciliation of the ALLL

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Balance at beginning of period	$9,459	$8,469	$9,034	$8,419
Charge-offs:
Residential real estate	-	32	63	112
Commercial real estate	719	85	1,845	114
Construction, land acquisition and development	-	-	-	-
Commercial and industrial	5	128	86	475
Consumer	313	132	753	438
State and political subdivisions	-	-	-	-
Total charge-offs	1,037	377	2,747	1,139
Recoveries of charged-off loans:
Residential real estate	5	16	132	28
Commercial real estate	39	38	42	43
Construction, land acquisition and development	-	-	30	421
Commercial and industrial	58	125	205	304
Consumer	154	48	382	300
State and political subdivisions	-	-	-	-
Total recoveries	256	227	791	1,096
Net charge-offs	781	150	1,956	43
Provision for loan and lease losses	1,149	543	2,749	486
Balance at end of period	$9,827	$8,862	$9,827	$8,862

Net charge-offs as a percentage of average loans	0.09%	0.02%	0.24%	0.01%

Allowance for loan and lease losses as a percentage of gross loans at period end	1.14%	1.17%	1.14%	1.17%

Other Real Estate Owned

At September 30, 2018, OREO consisted of four properties with an aggregate carrying value of $0.7 million, a decrease of $0.3 million from $1.0 million at December 31, 2017. There were no properties foreclosed upon during the nine months ended September 30, 2018. Subsequent to the consolidation of three Luzerne County branches during the second quarter of 2018, FNCB transferred a former branch office from bank premises and equipment to OREO for disposition at an aggregate carrying value of $220 thousand. There were two sales of OREO properties during the nine months ended September 30, 2018 with an aggregate carrying value of $439 thousand, which resulted in a net gain of $31 thousand. FNCB foreclosed upon two residential real estate properties with a carrying value of $125 thousand during the nine months ended September 30, 2017. There was one sale and one partial sale of properties with an aggregate carrying value of $763 thousand during the nine months ended September 30, 2017, which resulted in a net gain of $57 thousand.

The expenses related to maintaining OREO, not including adjustments to property values subsequent to foreclosure, and net of any income from operation of the properties, amounted to $19 thousand and $102 thousand for the three and nine months ended September 30, 2018, respectively, compared to $38 thousand and $126 thousand, respectively, for the same periods in 2017.

FNCB actively markets OREO properties for sale through a variety of channels including internal marketing and the use of outside brokers/realtors. The carrying value of OREO is generally calculated at an amount not greater than 90% of the most recent fair market appraised value unless specific conditions warrant an exception. A 10% factor is generally used to estimate costs to sell, which is based on typical cost factors, such as 6% broker commission, 1% transfer taxes, and 3% various other miscellaneous costs associated with the sales process. The fair value is updated on an annual basis or more frequently if new valuation information is available. Further deterioration in the real estate market could result in additional losses on these properties. Valuation adjustments related to OREO totaled $72 thousand and $89 thousand for the three and nine months ended September 30, 2018, respectively, and are included in expense of other real estate owned in the consolidated statements of income. FNCB incurred valuation adjustments of $82 thousand and $322 thousand for the three and nine months ended September 30, 2017, $307 thousand of which is included in expense of other real estate owned in the consolidated statements of income. A $15 thousand valuation adjustment during the three and nine months ended September 30, 2017 was related to an investor loan, and accordingly reduced the liability owed to the investor.

The following table presents the activity in OREO for the three and nine months ended September 30, 2018 and 2017:

Activity in OREO

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Balance, beginning of period	$787	$1,183	$1,023	$2,048
Property foreclosures	-	-	-	125
Transfer from bank premises	-	-	220	-
Valuation adjustments	(72)	(82)	(89)	(322)
Carrying value of OREO sold	-	(13)	(439)	(763)
Balance, end of period	$715	$1,088	$715	$1,088

The following table presents a distribution of OREO at September 30, 2018 and December 31, 2017:

Distribution of OREO

	September 30,	December 31,
(in thousands)	2018	2017
Land / lots	$436	$516
Commercial real estate	220	427
Residential real estate	59	80
Total other real estate owned	$715	$1,023

Liabilities

Total liabilities were $1.165 billion at September 30, 2018, an increase of $91.4 million, or 8.5%, from $1.073 billion at December 31, 2017. The increase was primarily attributable to a $92.7 million, or 9.2%, increase in total deposits, coupled with an increase in advances from the Federal Home Loan Bank of Pittsburgh of $1.5 million. The increase in deposits was attributable to cyclical net inflows of public deposits, coupled with growth in time deposits, and partly offset by a reduction in commercial deposits related to one large local business relationship. Interest-bearing deposits increased $102.0 million, or 12.4%, to $928.2 million at September 30, 2018 compared to $826.1 million at December 31, 2017, while non-interest-bearing demand deposits decreased by $9.4 million, or 5.3%, comparing the same time period.

Equity

Total shareholders’ equity decreased $2.6 million, or 2.9%, to $86.6 million at September 30, 2018 from $89.2 million at December 31, 2017. The reduction in equity resulted primarily from a $7.1 million increase in accumulated other comprehensive loss related to a decline in the fair value of available-for-sale debt securities, net of deferred taxes, and year-to-date dividends declared of $2.0 million. Partially offsetting these decreases was net income of $6.3 million for the nine months ended September 30, 2018. Book value per common share was $5.15 at September 30, 2018, a decrease of $0.17 per share, or 3.2%, compared to $5.32 at December 31, 2017.

Liquidity

The term liquidity refers to the ability to generate sufficient amounts of cash to meet cash flow needs. Liquidity is required to fulfill the borrowing needs of FNCB’s credit customers and the withdrawal and maturity requirements of its deposit customers, as well as to meet other financial commitments. FNCB’s liquidity position is impacted by several factors, which include, among others, loan origination volumes, loan and investment maturity structure and cash flows, deposit demand and time deposit maturity structure and retention. FNCB has liquidity and contingent funding policies in place that are designed with controls in place to provide advanced detection of potentially significant funding shortfalls, establish methods for assessing and monitoring risk levels, and institute prompt responses that may alleviate a potential liquidity crisis. Management monitors FNCB’s liquidity position and fluctuations daily, forecasts future liquidity needs, performs periodic stress tests on its liquidity levels and develops strategies to ensure adequate liquidity at all times.

The statements of cash flows present the change in cash and cash equivalents from operating, investing and financing activities. Cash and due from banks and interest-bearing deposits in other banks, which comprise cash and cash equivalents, are FNCB’s most liquid assets. At September 30, 2018, cash and cash equivalents totaled $30.3 million, a decrease of $7.4 million compared to $37.7 million at December 31, 2017. Net funds used in investing activities were $110.3 million for the first nine months of 2018, largely representing a net increase in loans to customers of $102.4 million, coupled with purchases of debt securities available for sale of $18.3 million. Financing activities provided $92.3 million in net cash for the nine months ended September 30, 2018, which resulted primarily from a net increase in deposits of $92.7 million. Operating activities for the first nine months of 2018 provided net cash of $10.6 million.

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

ALCO monitors FNCB’s exposure to changes in net interest income over both a one-year planning horizon and a longer-term strategic horizon. ALCO uses net interest income simulations and economic value of equity (“EVE”) simulations as the primary tools in measuring and managing FNCB’s position and considers balance sheet forecasts, our liquidity position, the economic environment, anticipated direction of interest rates and FNCB’s earnings sensitivity to changes in these rates in its modeling. In addition, ALCO has established policy tolerance limits for acceptable negative changes in net interest income. Furthermore, as part of its ongoing monitoring, ALCO requires quarterly back testing of modeling results, which involves after-the-fact comparisons of projections with FNCB’s actual performance to measure the validity of assumptions used in the modeling techniques.

Earnings at Risk and Economic Value at Risk Simulations

Earnings at Risk

Earnings-at-risk simulation measures the change in net interest income and net income under various interest rate scenarios. Specifically, given the current market rates, ALCO looks at “earnings at risk” to determine anticipated changes in net interest income from a base case scenario with scenarios of +200, +400, and -200 basis points for simulation purposes. The simulation takes into consideration that not all assets and liabilities re-price equally and simultaneously with market rates (i.e., savings rate).

Economic Value at Risk

While earnings-at-risk simulation measures the short-term risk in the balance sheet, economic value (or portfolio equity) at risk measures the long-term risk by finding the net present value of the future cash flows from FNCB’s existing assets and liabilities. ALCO examines this ratio regularly, and given the current rate environment, has utilized rate shocks of +200, +400, and -200 basis points for simulation purposes. Management recognizes that, in some instances, this ratio may contradict the “earnings at risk” ratio.

While ALCO regularly performs a wide variety of simulations under various strategic balance sheet and treasury yield curve scenarios, the following results reflect FNCB’s sensitivity over the subsequent twelve months based on the following assumptions:

●	asset and liability levels using September 30, 2018 as a starting point;
●	cash flows are based on contractual maturity and amortization schedules with applicable prepayments derived from internal historical data and external sources; and
●	cash flows are reinvested into similar instruments so as to keep interest-earning asset and interest-bearing liability levels constant.

The following table illustrates the simulated impact of parallel and instantaneous interest rate shocks of +400 basis points, +200 basis points, and -200 basis points on net interest income and the change in economic value over a one-year time horizon from the September 30, 2018 levels:

	Rates +200				Rates +400				Rates -200
	Simulation Results		Policy Limit		Simulation Results		Policy Limit		Simulation Results		Policy Limit
Earnings at risk:
Percent change in net interest income	(8.8%	)	(10.0%	)	(18.2%	)	(20.0%	)	(2.1%	)	(5.0%	)

Economic value at risk:
Percent change in economic value of equity	(4.7%	)	(20.0%	)	(11.3%	)	(35.0%	)	(14.2%	)	(10.0%	)

Under the model, FNCB’s net interest income and economic value of equity are expected to decrease 8.5% and 4.7%, respectively, under a +200-basis point interest rate shock. Similarly, model results at June 30, 2018 indicated net interest income and economic value of equity were expected to decrease 8.5% and 8.8%, respectively, given a +200-basis point rate shock.

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

As previously mentioned, as part of its ongoing monitoring, ALCO requires quarterly back testing of modeling results, which involves after-the-fact comparisons of projections with FNCB’s actual performance to measure the validity of assumptions used in the modeling techniques. As part of its quarterly review, management compared tax-equivalent net interest income recorded for the three months ended September 30, 2018 with tax-equivalent net interest income that was projected for the same three-month period. The variance between actual and projected tax-equivalent net interest income for the three-month period ended September 30, 2018 was $174 thousand, or 1.9%. The variance for the third quarter of 2018 was largely attributable to an increase in funding costs. ALCO performs a rate/volume analysis between actual and projected results in order to continue to improve the accuracy of it simulation models.

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

For the three- and nine-month periods ended September 30, 2018, FNCB did not engage in any off-balance sheet transactions that would have or would be reasonably likely to have a material effect on its consolidated financial condition.

Item 3 — Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in FNCB’s exposure to market risk during the first nine months of 2018.  For discussion of FNCB’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in FNCB’s Form 10-K for the year ended December 31, 2017.

Item 4 — Controls and Procedures

FNCB’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of FNCB’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, FNCB’s Chief Executive Officer and Chief Financial Officer concluded FNCB’s disclosure controls and procedures were effective as of September 30, 2018.

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

On September 5, 2012, Fidelity and Deposit Company of Maryland (“F&D”) filed an action against FNCB and the Bank, as well as several current and former officers and directors of FNCB, in the United States District Court for the Middle District of Pennsylvania. F&D has asserted a claim for the rescission of a directors’ and officers’ insurance policy and a bond that it had issued to FNCB. On November 9, 2012, FNCB and the Bank answered the claim and asserted counterclaims for the losses and expenses already incurred by FNCB and the Bank. FNCB and the other defendants are defending the claims and have opposed F&D’s requested relief by way of counterclaims, breaches of contract and bad faith claims against F&D for its failure to fulfill its obligations to FNCB and the Bank under the insurance policy. Discovery is complete and the parties have exchanged expert reports. Dispositive motions were submitted by the parties and the Court heard oral arguments on the motions on August 9, 2017.  On August 7, 2018, the Court entered an Order and Memorandum Opinion both of which were filed under SEAL. On September 6, 2018, the Honorable Timothy R. Rice, U.S. Magistrate Judge, issued a Notice scheduling a settlement conference for November 27, 2018.  On September 12, 2018 the Honorable Jeffrey L. Schmehl issued a Scheduling Order requiring counsel to appear in Court on October 31, 2018 for the purpose of scheduling and case management.  At this time, FNCB cannot reasonably determine the outcome of potential range of loss, if any, in connection with this matter.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3 – Defaults upon Senior Securities.

None.

Item 4 – Mine Safety Disclosures.

Not applicable.

Item 5 – Other Information.

None.

Item 6 – Exhibits.

The following exhibits are filed herewith or incorporated by reference.

EXHIBIT 10.1	Purchase Contract dated as of September 27, 2018, by and between Branch Banking and Trust Company and FNCB Bank, as filed on October 2, 2018, and incorporated herein by reference.

EXHIBIT 31.1*	Certification of Chief Executive Officer

EXHIBIT 31.2*	Certification of Chief Financial Officer

EXHIBIT 32.1**	Section 1350 Certification —Chief Executive Officer and Chief Financial Officer

EXHIBIT 101.INS	XBRL INSTANCE DOCUMENT

EXHIBIT 101.SCH	XBRL TAXONOMY EXTENSION SCHEMA

EXHIBIT 101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EXHIBIT 101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EXHIBIT 101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE

EXHIBIT 101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

*   Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant:  FNCB BANCORP, INC.

Date: October 31, 2018	By:	/s/ Gerard A. Champi
Gerard A. Champi
President and Chief Executive Officer

Date: October 31, 2018	By:	/s/ James M. Bone, Jr.
James M. Bone, Jr., CPA
Executive Vice President and Chief Financial Officer
Principal Financial Officer

Date: October 31, 2018	By:	/s/ Stephanie A. Westington
Stephanie A. Westington, CPA
Senior Vice President and Controller
Principal Accounting Officer