Form 10-K
period 2018-12-31
FNCB Bancorp, Inc.
filed 2019-03-08
CIK 1035976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File No. 001-38408

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

Common Stock $1.25 par value

(Title of Class)

Securities registered pursuant to Section 12(g) of the Act: NONE

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-Accelerated Filer ☐	Smaller reporting company ☒
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

The aggregate market value of the voting and non-voting common stock of the registrant, held by non-affiliates was $124,065,844 at June 30, 2018.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 20,108,561 shares of common stock as of March 8, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Items 10, 11, 12, 13 and 14 is incorporated by reference into Part III hereof from portions of the Proxy Statement for the registrant’s 2019 Annual Meeting of Shareholders.

Cautionary Note Regarding Forward-Looking Statements.

This Annual Report on Form 10-K contains statements which are forward-looking statements within the meaning of Section 27A of the Securities Act, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include statements relating to the outlook for which are subject to risks and uncertainties. These statements are based on assumptions and may describe future plans, strategies, financial conditions, results of operations and expectations of FNCB Bancorp, Inc. and its direct and indirect subsidiaries (“FNCB”). These forward-looking statements are generally identified by use of the words “may”, “should”, “will”, “could”, “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project”, “plan”, “future” or similar expressions. All statements in this report, other than statements of historical facts, are forward-looking statements.

These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties, some of which are beyond FNCB’s control and ability to predict, that could cause actual results to differ materially from those expressed in the forward-looking statements. Important factors that could cause actual results of FNCB to differ materially from those in the forward-looking statements include, but are not limited to:

•

weakness in the economic environment, in general, and within FNCB's market area could pose significant challenges for FNCB and could adversely affect FNCB's financial condition and results of operations;

•	FNCB’s concentrations of loans, including those to insiders and related parties, may create a greater risk of loan defaults and losses;
•

FNCB’s financial condition and results of operations would be adversely affected if the allowance for loan and lease losses is not sufficient to absorb actual losses or if increases to the allowance for loan and lease losses were required;

•

if management concludes that the decline in value of any of FNCB’s investment securities is other-than-temporary, FNCB is required to write down the security to reflect credit-related impairments through a charge to earnings;

•	changes in interest rates could reduce income, cash flows and asset values;
•	FNCB may not be able to retain or grow its core deposit base, which could adversely impact its funding costs;
•	FNCB is subject to credit risk, which could adversely affect its profitability;
•	FNCB’s risk management framework may not be effective in mitigating risks or losses to it;
•	FNCB is dependent on the use of data and modeling in both its management’s decision-making generally and in meeting regulatory expectations in particular;
•	FNCB’s portfolio of loans to small and mid-sized community-based businesses may increase its credit risk;
•	new lines of business, products, product enhancements or services may subject FNCB to additional risk;
•	the appraisals and other valuation techniques FNCB uses in evaluating and monitoring loans secured by real property and other real estate owned may not accurately reflect the net value of the asset;
•	FNCB depends on information technology and telecommunications systems of third parties, and any systems failures or interruptions could adversely affect its operations and financial condition;
•	FNCB may be adversely affected by the soundness of other financial institutions;
•	FNCB may face risks with respect to future expansion of acquisition activity;
•	FNCB depends on the accuracy and completeness of information provided by customers and counterparties;
•	FNCB could be subject to environmental risks and associated costs on its foreclosed real estate assets;
•	FNCB may not be able to successfully compete with others for business;
•	changes in either FNCB’s financial condition or in the general banking industry could result in a loss of depositor confidence;
•	FNCB is a bank holding company and depend on dividends from its subsidiary, FNCB Bank, to operate;
•	if FNCB loses access to wholesale funding sources, it may not be able to meet the cash flow requirements of its depositors, creditors, and borrowers, or have the operating cash needed to fund corporate expansion and other corporate activities;
•	interruptions or security breaches of FNCB’s information systems could negatively affect its financial performance, financial condition or reputation;
•

FNCB is subject to cybersecurity risks and security breaches and may incur increasing costs in an effort to minimize those risks and to respond to cyber incidents, and FNCB may experience harm to its reputation and liability exposure from security breaches;

•

if FNCB’s information technology is unable to keep pace with growth or industry developments or if technological developments result in higher costs or less advantageous pricing, financial performance may suffer;

•	FNCB relies on management and other key personnel and the loss of any of them may adversely affect its operations;
•	FNCB may be a defendant from time to time in a variety of litigation and other actions, which could have a material adverse effect on its financial condition, results of operations and cash flows;
•	the requirements of being a public company may strain FNCB’s resources and divert management's attention;
•	any deficiencies in FNCB’s financial reporting or internal controls could materially and adversely affect its business and the market price of FNCB’s common stock;
•	FNCB’s disclosure controls and procedures and internal controls over financial reporting may not achieve their intended objectives;
•	federal and state regulators periodically examine FNCB’s business and may require FNCB to remediate adverse examination findings or may take enforcement action against FNCB;
•	FNCB may be required to act as a source of financial and managerial strength for FNCB Bank in times of stress;
•	FNCB faces a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations;
•	FNCB is subject to numerous “fair and responsible” banking laws designed to protect consumers, and failure to comply with these laws could lead to a wide variety of sanctions;
•

FNCB is subject to laws regarding the privacy, information security and protection of personal information and any violation of these laws or another incident involving personal, confidential or proprietary information of individuals could damage FNCB’s reputation and otherwise adversely affect FNCB’s business;

•	rulemaking changes implemented by the Consumer Financial Protection Bureau will result in higher regulatory and compliance costs that may adversely affect FNCB’s business;
•	potential limitations on incentive compensation contained in proposed federal agency rulemaking may adversely affect FNCB’s ability to attract and retain its highest performing employees;
•	FNCB Bank’s FDIC deposit insurance premiums and assessments may increase;
•	new or changed legislation or regulation and regulatory initiatives could adversely affect FNCB through increased regulation and increased costs of doing business;
•	changes in accounting standards could impact FNCB’s reported earnings;
•	FNCB is subject to extensive government regulation, supervision and possible regulatory enforcement actions, which may subject FNCB to higher costs and lower shareholder returns;
•	FNCB may need to raise additional capital in the future, but that capital may not be available when it is needed and on terms favorable to shareholders;
•	damage to FNCB’s reputation could significantly harm its businesses, competitive position and prospects for growth;
•	short sellers of FNCB’s stock may be manipulative and may drive down the market price of FNCB’s common stock; and
•	other factors and risks described in Part II, Item 1A of this Annual Report on Form 10-K under the caption “Risk Factors.”

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. FNCB undertakes no obligation, other than as required by law, to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1.	Business

Overview

The Company

FNCB Bancorp, Inc., formerly First National Community Bancorp, Inc., incorporated in 1997, is a Pennsylvania business corporation and a registered bank holding company headquartered in Dunmore, Pennsylvania. FNCB Bancorp, Inc. became an active bank holding company on July 1, 1998 when it acquired 100% ownership of the former First National Community Bank. In this report, the terms “FNCB,” "the Company," “we,” “us,” and “our” refer to FNCB Bancorp, Inc. and its subsidiaries, unless the context requires otherwise. In certain circumstances, however, FNCB Bancorp, Inc. uses the term “FNCB” to refer to itself.

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

FNCB had net income of $13.3 million, $0.1 million, and $6.3 million in 2018, 2017 and 2016, respectively. Total assets were $1.238 billion at December 31, 2018, $1.162 billion at December 31, 2017 and $1.196 billion at December 31, 2016.

The Bank

Established as a national banking association in 1910, as of December 31, 2018 the Bank operated 16 full-service branch offices within its primary market area, Northeastern Pennsylvania, and a Limited Purpose Banking Office (“LPO”) based in Allentown, Lehigh County, Pennsylvania.

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

Residential Mortgage Loans and Home Equity Term Loans

FNCB offers a variety of fixed-rate one- to four-family residential loans and home equity term loans. FNCB’s suite of residential mortgage products include First Time Homebuyer mortgages, FHA and Home Possible® mortgages with low down payments to meet the home financing needs of customers. Home equity term loans have fixed interest rates with terms up to 15 years. FNCB also offers a proprietary “WOW” mortgage, a first-lien, fixed-rate mortgage product with maturity terms ranging from 7.5 to 14.5 years. At December 31, 2018, one- to four-family residential mortgage loans totaled $164.8 million, or 19.7%, of the total loan portfolio. Except for the WOW mortgage, one- to four-family mortgage loans are originated generally for sale in the secondary market. However, FNCB may hold in portfolio one- to four-family residential mortgage loans as deemed necessary according to current asset/liability management strategies. During the year ended December 31, 2018, the Bank sold $9.6 million of one- to four-family mortgages. FNCB retains servicing rights on these mortgages.

Construction, Land Acquisition and Development Loans

FNCB offers interim construction financing secured by residential property for the purpose of constructing one- to four-family homes. FNCB also offers interim construction financing for the purpose of constructing residential developments and various commercial properties including shopping centers, office complexes and single purpose owner-occupied structures and for land acquisition. At December 31, 2018, construction, land acquisition and development loans amounted to $20.8 million and represented 2.5% of the total loan portfolio.

Commercial Real Estate Loans

Commercial real estate loans represent the largest portion of FNCB’s total loan portfolio and loans in this portfolio generally have larger loan balances. These loans are secured by a broad range of real estate, including but not limited to, office complexes, shopping centers, hotels, warehouses, gas stations, convenience markets, residential care facilities, nursing care facilities, restaurants, multifamily housing, farms and land subdivisions. At December 31, 2018, FNCB’s commercial real estate loans totaled $262.8 million, or 31.5%, of the total loan portfolio.

Commercial and Industrial Loans

FNCB generally offers commercial loans to sole proprietors and businesses located in its primary market area. The commercial loan portfolio includes, but is not limited to, lines of credit, dealer floor plan lines, equipment loans, vehicle loans and term loans. These loans are primarily secured by vehicles, machinery and equipment, inventory, accounts receivable, marketable securities and deposit accounts. At December 31, 2018, FNCB’s commercial and industrial loans totaled $151.0 million, or 18.1%, of the total loan portfolio.

Consumer Loans

Consumer loans include indirect automobile loans originated through various auto dealers in the Bank's market area, secured and unsecured installment loans, direct new and used automobile financing, home equity and personal lines of credit and overdraft protection loans.  Home equity lines of credit have adjustable interest rates based on the National prime interest rate and are offered up to a maximum combined loan-to-value ratio of 90%, based on the property’s appraised value. At December 31, 2018, FNCB’s consumer loans totaled $176.8 million, or 21.2%, of the total loan portfolio.

State and Political Subdivision Loans

FNCB originates state and political subdivision loans, including general obligation and tax anticipation notes, primarily to municipalities in the Bank’s market area. At December 31, 2018, FNCB’s state and political subdivision loans totaled $59.0 million, or 7.1%, of the total loan portfolio.

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

Supervision and Regulation

FNCB and the Bank operate in a highly regulated industry and is subject to a variety of statutes, regulations and policies, as well as ongoing regulatory supervision and review. Federal statutes that apply to FNCB and the Bank include the Gramm Leach Bliley Act (“GLB Act”), the Bank Holding Company Act (“BHCA”), the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the USA Patriot Act, the Federal Reserve Act and the Federal Deposit Insurance Act. In general, these statutes, regulations promulgated in accordance with these statutes, and interpretations of the statutes and regulations by the banking regulatory agencies establish the eligible business activities of FNCB and the Bank, certain acquisition and merger restrictions, limitations on intercompany transactions, such as loans and dividends, and capital adequacy requirements, among other things. These laws, regulations and policies are subject to frequent change and FNCB takes measures to comply with applicable requirements.The following summarizes some of the more significant provisions of these laws as they relate to FNCB and the Bank.

FNCB

FNCB is a bank holding company within the meaning of the BHCA and is registered with, and subject to regulation and examination by, the Board of Governors of the Federal Reserve System (“FRB”). FNCB is required to file annual and quarterly reports with the FRB and to provide the FRB with such additional information that they may require. BHCA and other federal laws subject bank holding companies to restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations and unsafe and unsound banking practices.

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

The GLB Act allows a bank holding company or other company to certify status as a financial holding company, which allows such company to engage in activities that are financial in nature, that are incidental to such activities, or are complementary to such activities without further approval. The GLB Act enumerates certain activities that are deemed financial in nature, such as underwriting insurance or acting as an insurance principal, agent or broker, underwriting, dealing in or making markets in securities, and engaging in merchant banking under certain restrictions. The GLB Act also authorizes the FRB to determine by regulation what other activities are financial in nature, or incidental or complementary thereto. FNCB has not elected to be treated as a financial holding company.

FNCB also is subject to the jurisdiction of the Securities and Exchange Commission (“SEC”) and is subject to the disclosure and regulatory requirements under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended

FNCB’s shares of common stock began trading on the Nasdaq Capital Market on March 5, 2018. Accordingly, FNCB is now subject to certain financial, liquidity and corporate governance requirements imposed by Nasdaq. Non-compliance of these requirements could subject FNCB to potential denial of listing, or additional conditions, as necessary, to protect investors and the public interest. Prior to March 5, 2018, FNCB’s shares of common stock traded on the OTCQX marketplace under the symbol “FNCB”.

The Bank

Effective June 30, 2016, upon its conversion to a state charter, the Bank is regulated by the Pennsylvania Department of Banking and Securities (“PADOBS”). The Bank’s deposit accounts are insured up to the maximum legal limit by the Deposit Insurance Fund of the FDIC and accordingly, the Bank is also regulated by the FDIC. The regulations of the PADOBS and the FDIC govern most aspects of the Bank’s business, including required reserves against deposits, loans, investments, mergers and acquisitions, borrowings, dividends and location and number of branch offices. The laws and regulations governing the Bank generally have been promulgated to protect depositors and the Deposit Insurance Fund, and not to protect shareholders.

Branching and Interstate Banking. The federal banking agencies are generally authorized to approve interstate bank merger transactions

The Dodd-Frank Act amended federal banking law to permit banks to establish de novo branches in other states to the same extent as a bank chartered by that state would be so permitted. The interstate banking and branching provisions of the t federal banking laws would permit the Bank to merge with banks in other states and branch into other states and would also permit banks from other states to acquire banks in the Bank's market area and to establish de novo branches in the Bank’s market area.

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

FNCB and the Bank are subject to extensive and detailed capital requirements, as modified by and changes imposed by the Dodd-Frank Act (“Basel III”). Basel III calls for the following capital requirements:

●	A minimum ratio of common equity tier I (“CET I”) capital to risk-weighted assets of 4.5%.
●	A minimum ratio of tier I capital to risk-weighted assets of 6%.
●	A minimum ratio of total capital to risk-weighted assets of 8%.
●	A minimum leverage ratio of 4%.

Basel III also establishes a “countercyclical capital buffer,” that is designed to absorb losses during periods of economic stress. Generally, the capital conservation buffer of 2.50% of risk-weighted assets will be imposed when federal banking regulators determine that excess aggregate credit growth becomes associated with a buildup of systemic risk. For all banking institutions, the phase-in period for the capital conservation buffer requirement began on January 1, 2016 at 0.625% and increased by that amount each year until it reached the full 2.50% on January 1, 2019.

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

Basel III also included, as part of the definition of CET I capital, a requirement that banking institutions include the amount of Accumulated Other Comprehensive Income (“AOCI”), which primarily consists of unrealized gains and losses, net of tax, on available-for-sale securities, that are not other than temporarily impaired (“OTTI”) in calculating regulatory capital, unless the institution makes a one-time opt-out election from this provision in connection with the filing of its first regulatory reports after applicability of the Basel III Rule to that institution. The Basel III Rule also imposes a 4.00% minimum Tier I leverage ratio. FNCB and the Bank elected to exclude AOCI in calculating regulatory capital.

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

The following are the capital requirements under the Basel III Rules integrated into the prompt corrective action category definitions. As of December 31, 2018, the following capital requirements were applicable to the Bank for purposes of Section 38 of the FDIA.

	Total	Tier I
	Risk-Based	Risk-Based	CET I	Leverage	Tangible Equity
Capital Category	Capital Ratio	Capital Ratio	Capital Ratio	Ratio	to Assets
Well capitalized	>/= 10.0%	>/= 8.0%	>/= 6.5%	>/= 5.0%	N/A
Adequately capitalized with conservation buffer	>/= 9.875%	>/= 7.875%	>/= 6.375%	>/= 4.0%	N/A
Adequately capitalized	>/= 8.0%	>/= 6.0%	>/= 4.5%	>/= 4.0%	N/A
Undercapitalized	< 8.0%	< 6.0%	< 4.5%	< 4.0%	N/A
Significantly undercapitalized	< 6.0%	< 4.0%	< 3.0%	< 3.0%	N/A
Critically undercapitalized	N/A	N/A	N/A	N/A	Less than 2.0%

Additionally, FNCB’s outstanding subordinated notes are subject to phase out and will cease to qualify as capital for regulatory purposes. Overall, management believes that implementation of Basel III did not have a material adverse effect on FNCB’s or the Bank’s capital ratios, earnings, shareholder’s equity, or its ability to pay discretionary bonuses to executive officers. At December 31, 2018, the Bank was “well capitalized” under the aforementioned requirements with a common equity Tier I capital and Tier I capital to risk-weighted assets ratios of 11.11%, a total capital to risk-weighted assets ratio of 12.17% and a Leverage ratio of 8.27%. Similarly, at December 31, 2018, FNCB met its capital requirements with a common equity Tier I capital to risk-weighted assets of 11.42%, a Tier I capital to risk-weighted assets ratio of 10.47%, a total capital to risk-weighted assets ratio of 12.69%, and a Leverage ratio of 8.50%.

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

The Dodd-Frank Act. The Dodd-Frank Act made significant changes to the bank regulatory structure and affects the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. To date, the following provisions of the Dodd-Frank Act are considered to be of the greatest significance to FNCB:

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

Ability to Repay and Qualified Mortgage Rule

Pursuant to the Dodd Frank in 2014 the CFPB amended Regulation Z as implemented by the Truth in Lending Act, requiring mortgage lenders to make a reasonable and good faith determination based on verified and documented information that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms. Mortgage lenders are required to determine consumers’ ability to repay in one of two ways. The first alternative requires the mortgage lender to consider the following eight underwriting factors when making the credit decision:

•	current or reasonably expected income or assets;

•	current employment status;

•	the monthly payment on the covered transaction;

•	the monthly payment on any simultaneous loan;

•	the monthly payment for mortgage-related obligations;

•	current debt obligations, alimony, and child support;

•	the monthly debt-to-income ratio or residual income; and

•	credit history.

Alternatively, the mortgage lender can originate “qualified mortgages,” which are entitled to a presumption that the creditor making the loan satisfied the ability-to-repay requirements. In general, a “qualified mortgage” is a mortgage loan without negative amortization, interest-only payments, balloon payments, or terms exceeding 30 years. In addition, to be a qualified mortgage, the points and fees paid by a consumer cannot exceed 3% of the total loan amount. Loans which meet these criteria will be considered qualified mortgages, and as a result generally protect lenders from fines or litigation in the event of foreclosure. Qualified mortgages that are “higher-priced” (e.g. subprime loans) garner a rebuttable presumption of compliance with the ability-to-repay rules, while qualified mortgages that are not “higher-priced” (e.g. prime loans) are given a safe harbor of compliance. The rule did not have a material impact on our lending activities or our results of operations or financial condition.

TILA/RESPA Integrated Disclosures (“TRID”). In 2015, the CFPB implemented a rule combining the mortgage disclosures consumers previously received under TILA and RESPA. For more than 30 years, the TILA and RESPA mortgage disclosures had been administered separately by, respectively, the Federal Reserve Board and the U.S. Department of Housing and Urban Development. The rule requires lenders to provide applicants with the new Loan Estimate and Closing Disclosure and generally applies to most closed-end consumer mortgage loans.

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

At December 31, 2018, the Bank was considered risk category I, the lowest risk category, for deposit insurance assessments and paid an annual assessment rate ranging from 0.0005 basis points to 0.0006 basis points on the assessment base of average consolidated total assets less the average tangible equity during the assessment period.

May 2018 Banking Reform Legislation

On May 24, 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act (the “Regulatory Relief Act”), amended certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as well as certain other statutes administered by the federal banking agencies.  Some of the key provisions of the Regulatory Relief Act as it relates to community banks and bank holding companies include: (i) designating mortgages held in portfolio as “qualified mortgages” for banks with less than $10 billion in assets, subject to certain documentation and product limitations; (ii) exempting banks with less than $10 billion in assets (and total trading assets and trading liabilities of 5% or less of total assets) from Volcker Rule requirements relating to proprietary trading; (iii) simplifying capital calculations for banks with less than $10 billion in assets by requiring federal banking agencies to establish a community bank leverage ratio of tangible equity to average consolidated assets of not less than 8% or more than 10%, and provide that banks that maintain tangible equity in excess of such ratio will be deemed to be in compliance with risk-based capital and leverage requirements; (iv) assisting smaller banks with obtaining stable funding by providing an exception for reciprocal deposits from FDIC restrictions on acceptance of brokered deposits; (v) raising the eligibility for use of short-form Call Reports from $1 billion to $5 billion in assets; (vi) clarifying definitions pertaining to high volatility commercial real estate loans (HVCRE), which require higher capital allocations, so that only loans with increased risk are subject to higher risk weightings; and (vii) changing the eligibility for use of the small bank holding company policy statement from institutions with under $1 billion in assets to institutions with under $3 billion in assets.

Section 201 of the Regulatory Relief Act directed the federal banking agencies to develop a community bank leverage ratio (“CBLR”) of not less than 8% and not more than 10% for qualifying community banks and bank holding companies with total consolidated assets of less than $10 billion.  Qualifying community banking organizations that exceed the CBLR level established by the agencies, and that elect to be covered by the CBLR framework, will be considered to have met:  (i) the generally applicable leverage and risk-based capital requirements under the banking agencies’ capital rules; (ii) the capital ratio requirements necessary to be considered “well capitalized” under the banking agencies’ prompt corrective action framework in the case of insured depository institutions; and (iii) any other applicable capital or leverage requirements.

On February 8, 2019, the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve Board, and the FDIC published for comment a proposed rule to implement the provisions of Section 201 of the Regulatory Relief Act.  Under the proposal, a qualifying community banking organization would be defined as a depository institution or depository institution holding company with less than $10 billion in assets and specified limited amounts of off-balance sheet exposures, trading assets and liabilities, mortgage servicing assets, and certain temporary difference deferred tax assets.  A qualifying community banking organization would be permitted to elect the CBLR framework if its CBLR is greater than 9%.  The proposed rulemaking also addresses opting in and opting out of the CBLR framework by a community banking organization, the treatment of a community banking organization that falls below CBLR requirements, and the effect of various CBLR levels for purposes of the prompt corrective action categories applicable to insured depository institutions.  Advanced approaches banking organizations (generally, institutions with $250 billion or more in consolidated assets) are not eligible to use the CBLR framework.

FNCB continues to analyze the changes implemented by the Regulatory Relief Act, including the CBLR framework included in the recently proposed rulemaking.  FNCB has not determined at this time whether or not it would qualify for the CBLR framework or, if so, whether it would elect to utilize the CBLR framework.  FNCB does not believe, however, that the changes resulting from the Regulatory Relief Act will materially impact FNCB’s business, operations, or financial results.

Dividend Restrictions

FNCB is a legal entity separate and distinct from the Bank. FNCB ’s revenues (on a parent company only basis) and its ability to pay dividends to its shareholders are almost entirely dependent upon the receipt of dividends from the Bank. The right of FNCB , and consequently the rights of its creditors and shareholders to participate in any distribution of the assets or earnings of any subsidiary through the payment of such dividends or otherwise is necessarily subject to the prior claims of creditors of the subsidiary (including depositors) except to the extent that claims of FNCB , in its capacity as a creditor, may be recognized. Additionally, the ability of the Bank to pay dividends to FNCB is subject to Pennsylvania state law and various regulatory restrictions.

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

Employees

As of December 31, 2018, FNCB, including the Bank employed 239 persons, including 27 part-time employees.

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

The operations and financial results of FNCB are subject to various risks and uncertainties, including those described below. The risks and uncertainties described  below are not the only ones the Company faces. Additional risks and uncertainties the Company is unaware of, or the Company currently believes are not material, may also become important factors affecting the Company. If any of the following risks occur, the Company’s business, financial condition, operating results and prospects could be materially and adversely affected. In that event, the price of the Company’s common stock could decline.

Risks Related to FNCB’s Business

FNCB is subject to credit risk, which could adversely affect its profitability.

FNCB’s business depends on its ability to successfully measure and manage credit risk. As a lender, FNCB is exposed to the risk that the principal of, or interest on, a loan will not be paid timely or at all or that the value of any collateral supporting a loan will be insufficient to cover FNCB’s outstanding exposure. In addition, FNCB is exposed to risks with respect to the period of time over which the loan may be repaid, risks relating to loan underwriting, risks resulting from changes in economic and industry conditions, and risks inherent in dealing with individual loans and borrowers. The creditworthiness of a borrower is affected by many factors including local market conditions and general economic conditions. If the overall economic climate in the United States generally, or in the market areas specifically, experiences material disruption, FNCB’s borrowers may experience difficulties in repaying their loans, the collateral FNCB holds may decrease in value or become illiquid, and FNCB’s level of nonperforming loans, charge-offs and delinquencies could rise and require significant additional provisions for loan losses.

FNCB’s risk management practices, such as monitoring the concentrations of its loans and its credit approval, review and administrative practices, may not adequately reduce credit risk, and FNCB’s credit administration personnel, policies and procedures may not adequately adapt to changes in economic or any other conditions affecting related customers and the quality of the loan portfolio. Many of FNCB’s loans are made to small businesses that are less able to withstand competitive, economic and financial pressures than larger borrowers. Consequently, FNCB may have significant exposure if any of these borrowers becomes unable to pay their loan obligations as a result of economic or market conditions, or personal circumstances, such as divorce, unemployment or death. A failure to effectively measure and limit the credit risk associated with FNCB’s loan portfolio may result in loan defaults, foreclosures and additional charge-offs, and may necessitate that FNCB significantly increase FNCB’s allowance for loan losses, each of which could adversely affect FNCB’s net income. As a result, FNCB’s inability to successfully manage credit risk could have a material adverse effect on its business, financial condition and results of operations.

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

FNCB’s success depends primarily on the general economic conditions in the Commonwealth of Pennsylvania and the specific local markets in which it operates. Unlike larger national or other regional banks that are more geographically diversified, FNCB provides banking and financial services to customers primarily in the Lackawanna, Luzerne, Lehigh and Wayne County markets. The local economic conditions in these areas have a significant impact on the demand for FNCB’s products and services as well as the ability of customers to repay loans, the value of the collateral securing loans, and the stability of deposit funding sources. A significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, severe weather or natural disasters, outbreak of hostilities or other international or domestic occurrences, unemployment, changes in securities markets or other factors could impact these local economic conditions and, in turn, have a material adverse effect on FNCB’s financial condition and results of operations. Specifically, weakness in economic conditions could result in one or more of the following:

•	A decrease in the demand for FNCB's loans and other products and services;

•	A decrease in customer savings generally and in the demand for FNCB's savings and other deposit products; and

•	An increase in the number of customers and counterparties who become delinquent, file for protection under bankruptcy laws, or default on their loans or other obligations.

An increase in the number of delinquencies, bankruptcies, or defaults could result in a higher level of non-performing assets, net charge-offs, and provision for loan and lease losses. The markets FNCB serves are dependent on retail and service-related businesses and, thus, are particularly vulnerable to adverse changes in economic conditions affecting these sectors.

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

As of December 31, 2018, approximately 34.0% of FNCB’s loan portfolio consisted of commercial real estate loans and construction, land acquisition and development loans. These types of loans are generally viewed as having a higher risk of default than residential real estate loans or consumer loans. These types of loans are also typically larger than residential real estate loans and consumer loans. Because FNCB’s loan portfolio contains a significant number of commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. All non-performing loans totaled $4.7 million, or 0.56% of total gross loans, as of December 31, 2018, and $2.6 million, or 0.34% of total gross loans, as of December 31, 2017. Although non-performing loans as a percentage of gross loans remained steady from the prior year, an increase in non-performing loans in the future could result in an increase in the provision for loan and lease losses and an increase in loan charge-offs, both of which could have a material adverse effect on FNCB’s financial condition and results of operations. The lending activities in which the Bank engages carry the risk that the borrowers will be unable to perform on their obligations. As such, general economic conditions, nationally and in FNCB’s primary market area, will have a significant impact on its results of operations.

FNCB’s concentrations of loans, including those to insiders and related parties, may create a greater risk of loan defaults and losses.

A substantial portion of FNCB’s loans are secured by real estate in the Northeastern Pennsylvania market, and substantially all of its loans are to borrowers in that area. FNCB also has a significant amount of commercial real estate, commercial and industrial, construction, land acquisition and development loans and land-related loans for residential and commercial developments. At December 31, 2018, $468.1 million, or 56.1%, of gross loans were secured by real estate, primarily commercial real estate. Management has taken steps to mitigate commercial real estate concentration risk by diversification among the types and characteristics of real estate collateral properties, sound underwriting practices, and ongoing portfolio monitoring and market analysis. Of total gross loans, $20.8 million, or 2.5%, were construction, land acquisition and development loans. Construction, land acquisition and development loans have the highest risk of uncollectability. An additional $151.0 million, or 18.1%, of portfolio loans were commercial and industrial loans not secured by real estate. Historically, commercial and industrial loans generally have had a higher risk of default than other categories of loans, such as single family residential mortgage loans. The repayment of these loans often depends on the successful operation of a business and are more likely to be adversely affected by adverse economic conditions. While management believes that the loan portfolio is well diversified in terms of borrowers and industries, these concentrations expose FNCB to the risk that adverse developments in the real estate market, or in the general economic conditions in its general market area, could increase the levels of non-performing loans and charge-offs, and reduce loan demand. In that event, FNCB would likely experience lower earnings or losses. Additionally, if, for any reason, economic conditions in its market area deteriorate, or there is significant volatility or weakness in the economy or any significant sector of the area’s economy, FNCB’s ability to develop business relationships may be diminished, the quality and collectability of its loans may be adversely affected, the value of collateral may decline and loan demand may be reduced.

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

Outstanding loans and line of credit balances to directors, officers and their related parties totaled $64.6 million as of December 31, 2018. At December 31, 2018, there were no loans to directors, officers and their related parties that were categorized as criticized loans within the Bank’s risk rating system, meaning they are not considered to present a higher risk of collection than other loans. For more information regarding loans to officers and directors and/or their related parties, please refer to Note 11, “Related Party Transactions” to the consolidated financial statements included in Item 8 and Item 13, “Certain Relationships and Related Transactions, and Director Independence” to this Annual Report on Form 10-K.

FNCB’s financial condition and results of operations would be adversely affected if the ALLL is not sufficient to absorb actual losses or if increases to the ALLL were required.

The lending activities in which the Bank engages carry the risk that the borrowers will be unable to perform on their obligations, and that the collateral securing the payment of their obligations may be insufficient to assure repayment. FNCB may experience significant credit losses, which could have a material adverse effect on its operating results. Management makes various assumptions and judgments about the collectability of FNCB’s loan portfolio, including the creditworthiness of its borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of its loans, which it uses as a basis to estimate and establish its reserves for losses. In determining the amount of the ALLL, management reviews loans, loss and delinquency experience, and evaluates current economic conditions. If these assumptions prove to be incorrect, the ALLL may not cover inherent losses in FNCB’s loan portfolio at the date of its financial statements. Material additions to FNCB’s allowance or extensive charge-offs would materially decrease its net income. At December 31, 2018, the ALLL totaled $9.5 million, representing 1.13% of total loans.

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

FNCB held approximately $3.1 million in capital stock of the Federal Home Loan Bank of Pittsburgh (“FHLB”) as of December 31, 2018. FNCB must own such capital stock to qualify for membership in the Federal Home Loan Bank system which enables it to borrow funds under the FHLB advance program. If the FHLB were to cease operations, FNCB’s business, financial condition, liquidity, capital and results of operations may be materially and adversely affected.

FNCB’s risk management framework may not be effective in mitigating risks or losses to the Company.

FNCB’s risk management framework is comprised of various processes, systems and strategies, and is designed to manage the types of risk to which FNCB is subject, including, among others, credit, market, liquidity, interest rate and compliance. FNCB’s framework also includes financial or other modeling methodologies that involve management assumptions and judgment. FNCB’s risk management framework may not be effective under all circumstances and may not adequately mitigate any risk or loss to FNCB. If FNCB’s risk management framework is not effective, FNCB could suffer unexpected losses and its business, financial condition, results of operations or growth prospects could be materially and adversely affected. FNCB may also be subject to potentially adverse regulatory consequences.

FNCB’s portfolio of loans to small and mid-sized community-based businesses may increase its credit risk.

Many of FNCB’s commercial business and commercial real estate loans are made to small business or middle market customers. These businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities and have a heightened vulnerability to economic conditions. If general economic conditions in the market area in which FNCB operates negatively impact this important customer sector, FNCB’s results of operations and financial condition may be adversely affected. Moreover, a portion of these loans have been made by FNCB in recent years and the borrowers may not have experienced a complete business or economic cycle. The deterioration of FNCB’s borrowers’ businesses may hinder their ability to repay their loans with FNCB, which could have a material adverse effect on FNCB’s financial condition and results of operations.

FNCB is subject to interest rate risk, which could adversely affect its profitability.

FNCB’s profitability, like that of most financial institutions, depends to a large extent on its net interest income, which is the difference between its interest income on interest-earning assets, such as loans and investment securities, and its interest expense on interest-bearing liabilities, such as deposits and borrowings.

Interest rates are highly sensitive to many factors that are beyond FNCB’s control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Board of Governors of the Federal Reserve System, or the Federal Reserve. Changes in monetary policy, including changes in interest rates, could influence not only the interest FNCB receives on loans and securities and the interest FNCB pays on deposits and borrowings, but such changes could affect FNCB’s ability to originate loans and obtain deposits, the fair value of FNCB’s financial assets and liabilities, and the average duration of FNCB’s assets. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, FNCB’s net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. Any substantial, unexpected or prolonged change in market interest rates could have a material adverse impact on FNCB’s business, financial condition and results of operations.

FNCB uses simulation analysis to model net interest income for various interest rate scenarios over a five-year time horizon. Based on the simulation analysis, FNCB’s interest sensitivity profile at December 31, 2018 displayed liability sensitivity in the near term, next 18 months, moving to an asset sensitivity position in the later years of the model. Accordingly, given the current rising rate environment, FNCB would expect decreases in net interest income if interest rates rise over the next 18 months. However, net interest income is projected to trend upwards over the life of the simulation due primarily to higher replacement rates on loans and securities exceeding funding cost increases quarter over quarter. These simulations are based on numerous assumptions, including but not limited to: the nature and timing of interest rate levels, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment of asset and liability cash flows, customer behavior in a rising rate environment and other factors. When short-term interest rates rise, the rate of interest FNCB pays on its interest-bearing liabilities may rise more quickly than the rate of interest that FNCB receives on its interest-earning assets, which may cause FNCB’s net interest income to decrease.

Additionally, a shrinking yield premium between short-term and long-term market interest rates, a pattern usually indicative of investors' waning expectations of future growth and inflation, commonly referred to as a flattening of the yield curve, typically reduces FNCB’s profit margin as FNCB borrows at shorter terms than the terms at which FNCB lends and invests.

In addition, an increase in interest rates could also have a negative impact on FNCB’s results of operations by reducing the ability of borrowers to repay their current loan obligations. These circumstances could not only result in increased loan defaults, foreclosures and charge-offs, but also reduce collateral values and necessitate further increases to the allowance for loan losses, which could have a material adverse effect on FNCB’s business, financial condition and results of operations.

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

Liquidity is the ability to meet cash flow needs on a timely basis at a reasonable cost. The Bank uses its liquidity to extend credit and to repay liabilities as they become due or as demanded by customers. The Board of Directors establishes liquidity policies, including contingency funding plans, and limits and management establishes operating guidelines for liquidity. FNCB’s primary source of liquidity is customer deposits. The continued availability of this funding source depends on customer willingness to maintain deposit balances with banks in general and FNCB in particular. The availability of deposits can also be impacted by regulatory changes (e.g. changes in FDIC insurance, the liquidity coverage ratio, etc.), changes in the financial condition of FNCB, or the banking industry in general, and other events which can impact the perceived safety and soundness or economic benefits of bank deposits. While FNCB makes significant efforts to consider and plan for hypothetical disruptions in FNCB’s deposit funding through the use of liquidity stress testing, market related, geopolitical, or other events could impact the liquidity derived from deposits.

FNCB may not be able to retain or grow its core deposit base, which could adversely impact its funding costs.

Like many financial institutions, FNCB relies on customer deposits as its primary source of funding for its lending activities, and FNCB continues to seek customer deposits to maintain this funding base. FNCB’s future growth will largely depend on its ability to retain and grow its deposit base. As of December 31, 2018, FNCB had $1.096 billion in deposits. FNCB’s deposits are subject to potentially dramatic fluctuations in availability or price due to certain factors outside of its control, such as increasing competitive pressures for deposits, changes in interest rates and returns on other investment classes, customer perceptions of its financial health and general reputation, and a loss of confidence by customers in FNCB or the banking sector generally, which could result in significant outflows of deposits within short periods of time or significant changes in pricing necessary to maintain current customer deposits or attract additional deposits. Any such loss of funds could result in lower loan originations, which could have a material adverse effect on FNCB’s business, financial condition and results of operations.

FNCB is a bank holding company and depends on dividends from its subsidiary, FNCB Bank, to operate.

FNCB is an entity separate and distinct from the Bank. The Bank conducts most of FNCB’s operations and FNCB depends upon dividends from the Bank to service FNCB's debt, pay FNCB’s expenses and to pay dividends to FNCB's shareholders. The availability of dividends from the Bank is limited by various statutes and regulations. It is possible, depending upon the financial condition including liquidity and capital adequacy of the Bank and other factors, that the Bank’s regulators could limit the payment of dividends or other payments to FNCB by the Bank. In the event that the Bank was unable to pay dividends, FNCB in turn would likely have to reduce or stop paying dividends to its shareholders. Failure to pay dividends to FNCB shareholders could have a material adverse effect on the market price of FNCB’s Common Stock. For additional information regarding dividend restrictions, refer to the section entitled “Regulatory Matters” included in Item 1 of this Annual Report on Form 10-K.

If FNCB loses access to wholesale funding sources, it may not be able to meet the cash flow requirements of its depositors, creditors, and borrowers, or have the operating cash needed to fund corporate expansion and other corporate activities.

Wholesale funding sources include brokered deposits, one-way CDARS and ICS deposits, federal funds lines of credit, securities sold under repurchase agreements, non-core deposits, and long-term debt. The Bank is also a member of the Federal Home Loan Bank of Pittsburgh, which provides members access to funding through advances collateralized with certain qualifying assets within the Bank’s loan portfolio. In addition, FNCB’s available-for-sale securities provide an additional source of liquidity. Disruptions in availability of wholesale funding can directly impact the liquidity of FNCB and the Bank. The inability to access capital markets funding sources as needed could adversely impact FNCB’s financial condition, results of operations, cash flows, and level of regulatory-qualifying capital.

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

FNCB depends on information technology and telecommunications systems of third parties, and any systems failures or interruptions could adversely affect FNCB’s operations and financial condition.

FNCB’s business depends on the successful and uninterrupted functioning of its information technology and telecommunications systems. FNCB outsources many of its major systems, such as data processing, deposit processing, loan origination, email and anti-money laundering monitoring systems. The failure of these systems, or the termination of a third party software license or service agreement on which any of these systems is based, could interrupt FNCB’s operations, and FNCB could experience difficulty in implementing replacement solutions. In many cases, FNCB’s operations rely heavily on secured processing, storage and transmission of information and the monitoring of a large number of transactions on a minute-by-minute basis, and even a short interruption in service could have significant consequences. Because FNCB’s information technology and telecommunications systems interface with and depend on third party systems, FNCB could experience service denials if demand for such services exceeds capacity or such third party systems fail or experience interruptions. If significant, sustained or repeated, a system failure or service denial could compromise FNCB’s ability to operate effectively, damage FNCB’s reputation, result in a loss of customer business and subject FNCB to additional regulatory scrutiny and possible financial liability, any of which could have a material adverse effect on FNCB’s business, financial condition and results of operations. In addition, failure of third parties to comply with applicable laws and regulations, or fraud or misconduct on the part of employees of any of these third parties, could disrupt FNCB’s operations or adversely affect FNCB’s reputation.

FNCB is subject to cybersecurity risks and security breaches and may incur increasing costs in an effort to minimize those risks and to respond to cyber incidents, and FNCB may experience harm to its reputation and liability exposure from security breaches.*

FNCB’s business involves the storage and transmission of customers' proprietary information and security breaches could expose FNCB to a risk of loss or misuse of this information, litigation and potential liability. While FNCB has not incurred a material cyber-attacks or security breaches to date, a number of other financial services and other companies have disclosed cyber-attacks and security breaches, some of which have involved intentional attacks. Attacks may be targeted at FNCB, its customers or both. Although FNCB devotes significant resources to maintain, regularly update and backup its systems and processes that are designed to protect the security of FNCB’s computer systems, software, networks and other technology assets and the confidentiality, integrity and availability of information belonging to FNCB or its customers, its security measures may not be effective against all potential cyber-attacks or security breaches. Despite FNCB’s efforts to ensure the integrity of its systems, it is possible that FNCB may not be able to anticipate, or implement effective preventive measures against, all security breaches of these types, especially because the techniques used change frequently or are not recognized until launched, and because cyber-attacks can originate from a wide variety of sources, including persons who are involved with organized crime or associated with external service providers or who may be linked to terrorist organizations or hostile foreign governments. These risks may increase in the future as FNCB continues to increase FNCB’s internet-based product offerings and expand its internal usage of web-based products and applications. If an actual or perceived security breach occurs, customer perception of the effectiveness of FNCB’s security measures could be harmed and could result in the loss of customers.

A successful penetration or circumvention of the security of FNCB’s systems, including those of third party providers or other financial institutions, or the failure to meet regulatory requirements for security of its systems, could cause serious negative consequences, including significant disruption of FNCB’s operations, misappropriation of FNCB’s confidential information or that of FNCB’s customers, or damage to FNCB’s computers or systems or those of FNCB’s customers or counterparties, significant increases in compliance costs (such as repairing systems or adding new personnel or protection technologies), and could result in violations of applicable privacy and other laws, financial loss to FNCB or to its customers, loss of confidence in its security measures, customer dissatisfaction, significant litigation and regulatory exposure, and harm to FNCB’s reputation, all of which could have a material adverse effect on FNCB’s business, financial condition and results of operations.

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

FNCB is dependent on the use of data and modeling in both its management’s decision-making generally and in meeting regulatory expectations in particular.

The use of statistical and quantitative models and other quantitatively-based analyses is endemic to bank decision-making and regulatory compliance processes, and the employment of such analyses is becoming increasingly widespread in FNCB’s operations. Liquidity stress testing, interest rate sensitivity analysis, allowance for loan loss measurement, portfolio stress testing and the identification of possible violations of anti-money laundering regulations are examples of areas in which FNCB is dependent on models and the data that underlies them. FNCB anticipates that model-derived insights will be used more widely in FNCB’s decision-making in the future. While these quantitative techniques and approaches improve FNCB’s decision-making, they also create the possibility that faulty data or flawed quantitative approaches could yield adverse outcomes or regulatory scrutiny. Secondarily, because of the complexity inherent in these approaches, misunderstanding or misuse of their outputs could similarly result in suboptimal decision making, which could have a material adverse effect on FNCB’s business, financial condition and results of operations.

New lines of business, products, product enhancements or services may subject FNCB to additional risk.

From time to time, FNCB may implement new lines of business or offer new products and product enhancements as well as new services within FNCB’s existing lines of business.  There are substantial risks and uncertainties associated with these efforts.  In developing, implementing or marketing new lines of business, products, product enhancements or services, FNCB may invest significant time and resources.  FNCB may underestimate the appropriate level of resources or expertise necessary to make new lines of business or products successful to realize their expected benefits.  FNCB may not achieve the milestones set in initial timetables for the development and introduction of new lines of business, products, product enhancements or services, and price and profitability targets may not prove feasible.  External factors, such as compliance with regulations, competitive alternatives and shifting market preferences, may also impact the ultimate implementation of a new line of business or offering of new products, product enhancements or services. Any new line of business, product, product enhancement or service could have a significant impact on the effectiveness of FNCB’s system of internal controls.  FNCB may also decide to discontinue business or products, due to lack of customer acceptance or unprofitability.  Failure to successfully manage these risks in the development and implementation of new lines of business or offerings of new products, product enhancements or services could have a material adverse effect on FNCB’s business, financial condition and results of operations.

The appraisals and other valuation techniques FNCB uses in evaluating and monitoring loans secured by real property and other real estate owned may not accurately reflect the net value of the asset.

In considering whether to make a loan secured by real property, FNCB generally requires an appraisal of the property. However, an appraisal is only an estimate of the value of the property at the time the appraisal is made, and, as real estate values may change significantly in relatively short periods of time (especially in periods of heightened economic uncertainty), this estimate may not accurately reflect the net value of the collateral after the loan is made. As a result, FNCB may not be able to realize the full amount of any remaining indebtedness when FNCB forecloses on and sells the relevant property. In addition, FNCB relies on appraisals and other valuation techniques to establish the value of other real estate owned (“OREO”), that FNCB acquires through foreclosure proceedings and to determine loan impairments. If any of these valuations are inaccurate, FNCB’s financial statements may not reflect the correct value of FNCB’s OREO, if any, and FNCB’s allowance for loan losses may not reflect accurate loan impairments. Inaccurate valuation of OREO or inaccurate provisioning for loan losses could have a material adverse effect on FNCB’s business, financial condition and results of operations.

FNCB may be adversely affected by the soundness of other financial institutions.

FNCB’s ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services companies are interrelated as a result of trading, clearing, counterparty and other relationships. As a result, defaults by, or even rumors or questions about, one or more financial services companies, or the financial services industry generally, could lead to market-wide liquidity problems and losses or defaults by FNCB or other institutions. These losses could have a material adverse effect on FNCB’s business, financial condition and results of operations.

Damage to FNCB’s reputation could significantly harm its businesses, competitive position and prospects for growth.

FNCB’s ability to attract and retain investors, customers, clients, and employees could be adversely affected by damage to its reputation resulting from various sources, including employee misconduct, litigation, or regulatory outcomes; failure to deliver minimum standards of service and quality; compliance failures; unethical behavior; unintended breach of confidential information; and the activities of FNCB’s clients, customers, or counterparties. Actions by the financial services industry in general, or by certain entities or individuals within it, also could have a significantly adverse impact on FNCB’s reputation.

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

FNCB depends on the accuracy and completeness of information about customers and counterparties.

In deciding whether to extend credit or enter into other transactions with customers and counterparties, FNCB may rely on information furnished by or on behalf of customers and counterparties, including financial information. FNCB may also rely on representations of customers and counterparties as to the accuracy and completeness of that information. In deciding whether to extend credit, FNCB may rely upon customers' representations that their financial statements conform to GAAP and present fairly, in all material respects, the financial condition, results of operations and cash flows of the customer. FNCB also may rely on customer representations and certifications, or audit or accountants' reports, with respect to the business and financial condition of its customers. FNCB’s financial condition, results of operations, financial reporting and reputation could be negatively affected if FNCB relies on materially misleading, false, inaccurate or fraudulent information.

FNCB may face risks with respect to future expansion or acquisition activity.

FNCB may selectively seek to expand its banking operations through limited de novo branching or opportunistic acquisition activities. FNCB cannot be certain that any expansion activity, through de novo branching, acquisition of branches of another financial institution or a whole institution, or the establishment or acquisition of nonbanking financial service companies, will prove profitable or will increase shareholder value. The success of any acquisition will depend, in part, on FNCB’s ability to realize the estimated cost savings and revenue enhancements from combining its business and that of the target company. FNCB’s ability to realize increases in revenue will depend, in part, on its ability to retain customers and employees, and to capitalize on existing relationships for the provision of additional products and services. If FNCB estimates turn out to be incorrect or FNCB is not able to successfully combine companies, the anticipated cost savings and increased revenues may not be realized fully or at all, or may take longer to realize than expected. It is possible that the integration process could result in the loss of key employees, the disruption of each company’s ongoing business, diversion of management attention, or inconsistencies in standards, controls, procedures and policies that adversely affect FNCB’s ability to maintain relationships with clients and employees or to achieve the anticipated benefits of the merger. As with any combination of banking institutions, there also may be disruptions that cause FNCB to lose customers or cause customers to withdraw their deposits. Customers may not readily accept changes to their banking arrangements that FNCB makes as part of, or following, an acquisition. Additionally, the value of an acquisition to FNCB is dependent on its ability to successfully identify and estimate the magnitude of any asset quality issues of acquired companies.

FNCB may not be successful in overcoming these risks or other problems encountered in connection with potential acquisitions or other expansion activity. FNCB’s inability to overcome these risks could have an adverse effect on FNCB’s ability to implement its business strategy and enhance shareholder value, which, in turn, could have a material adverse effect on FNCB’s business, financial condition or results of operations. Additionally, if FNCB records goodwill in connection with any acquisition, FNCB’s financial condition and results of operation may be adversely affected if that goodwill is determined to be impaired, which would require FNCB to take an impairment charge.

FNCB could be subject to environmental risks and associated costs on its foreclosed real estate assets.

A substantial portion of FNCB’s loan portfolio is secured by real property. During the ordinary course of business, FNCB may foreclose on and take title to properties securing loans. There is a risk that hazardous or toxic substances could be found on these properties and that FNCB could be liable for remediation costs, as well as personal injury and property damage. Environmental laws may require FNCB to incur substantial expenses and may materially reduce the affected property's value or limit FNCB’s ability to sell the affected property. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on FNCB’s business, financial condition and results of operations.

Risks Related to FNCB’s Industry

Federal and state regulators periodically examine FNCB’s business and may require FNCB to remediate adverse examination findings or may take enforcement action against FNCB.

The Federal Reserve, the Federal Deposit Insurance Corporation (“FDIC”) and the Pennsylvania Department of Banking and Securities (“PDBS”), periodically examine FNCB’s business, including its compliance with laws and regulations. If, as a result of an examination, the Federal Reserve, FDIC or PDBS were to determine that FNCB’s financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of any of FNCB’s operations had become unsatisfactory, or that FNCB were in violation of any law or regulation, they may take a number of different remedial actions as they deem appropriate. These actions include the power to require FNCB to remediate any such adverse examination findings.

In addition, these agencies have the power to take enforcement action against FNCB to enjoin "unsafe or unsound" practices, to require affirmative action to correct any conditions resulting from any violation of law or regulation or unsafe or unsound practice, to issue an administrative order that can be judicially enforced, to direct an increase in FNCB’s capital, to direct the sale of subsidiaries or other assets, to limit dividends and distributions, to restrict FNCB’s growth, to assess civil money penalties against FNCB or its officers or directors, to remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is imminent risk of loss to depositors, to terminate FNCB’s deposit insurance and place the Bank into receivership or conservatorship. Any regulatory enforcement action against FNCB could have a material adverse effect on its business, financial condition and results of operations.

FNCB may be required to act as a source of financial and managerial strength for the Bank in times of stress.

FNCB, as a bank holding company, is required to act as a source of financial and managerial strength to the Bank and to commit resources to support the Bank if necessary. FNCB may be required to commit additional resources to the Bank at times when FNCB may not be in a financial position to provide such resources or when it may not be in FNCB’s, or its shareholders’ or creditors’, best interests to do so. A requirement to provide such support is more likely during times of financial stress for FNCB and the Bank, which may make any capital FNCB is required to raise to provide such support more expensive than it might otherwise be. In addition, any capital loans FNCB makes to the Bank are subordinate in right of repayment to deposit liabilities of the Bank.

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

The Federal Reserve may also set higher capital requirements for holding companies whose circumstances warrant it. For example, holding companies experiencing significant internal growth or making acquisitions are expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. FNCB’s regulatory capital ratios currently are in excess of the levels established for "well capitalized" institutions. Future regulatory change could impose higher capital standards.

Section 201 of the Economic Growth, Regulatory Relief, and Consumer Protection Act (the "Regulatory Relief Act") directed the federal banking agencies to develop a community bank leverage ratio ("CBLR"), of not less that 8% and not more than 10% for qualifying community banks and bank holding companies with total consolidated assets of less than $10 billion. Qualifying community banking organizations that exceed the CBLR level established by the agencies, and that elect to be covered by the CBLR framework, will be considered to have met:  (i) the generally applicable leverage and risk-based capital requirements under the banking agencies’ capital rules; (ii) the capital ratio requirements necessary to be considered “well capitalized” under the banking agencies’ prompt corrective action framework in the case of insured depository institutions; and (iii) any other applicable capital or leverage requirements. If we qualify for this simplified capital regime, there can be no assurance that satisfaction of the CBLR will provide adequate capital for our operations and growth, or an adequate cushion against increase levels of nonperforming assets or weakened economic conditions

Any new or revised standards adopted in the future may require us to maintain materially more capital, with common equity as a more predominant component, or manage the configuration of our assets and liabilities to comply with formulaic liquidity requirements. We may not be able to raise additional capital at all, or on terms acceptable to us. Failure to maintain capital to meet current or future regulatory requirements could have a significant material adverse effect on our business, financial condition and results of operations.]

FNCB faces a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.

The Bank Secrecy Act of 1970, the Uniting and Strengthening America by Providing Appropriate Tools to Intercept and Obstruct Terrorism Act of 2001, or the USA Patriot Act or Patriot Act, and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and to file reports such as suspicious activity reports and currency transaction reports. FNCB is required to comply with these and other anti-money laundering requirements. FNCB’s federal and state banking regulators, the Financial Crimes Enforcement Network (“FinCEN”), and other government agencies are authorized to impose significant civil money penalties for violations of anti-money laundering requirements. FNCB is also subject to increased scrutiny of compliance with the regulations issued and enforced by the Office of Foreign Assets Control (“OFAC”). If FNCB’s program is deemed deficient, FNCB could be subject to liability, including fines, civil money penalties and other regulatory actions, which may include restrictions on FNCB’s business operations and its ability to pay dividends, restrictions on mergers and acquisitions activity, restrictions on expansion, and restrictions on entering new business lines. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have significant reputational consequences for FNCB. Any of these circumstances could have a material adverse effect on FNCB’s business, financial condition or results of operations.

FNCB is subject to numerous "fair and responsible banking" laws designed to protect consumers, and failure to comply with these laws could lead to a wide variety of sanctions.

The Community Reinvestment Act, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations, including state laws and regulations, prohibit discriminatory lending practices by financial institutions. The Federal Trade Commission Act and the Dodd-Frank Act prohibit unfair, deceptive, or abusive acts or practices by financial institutions. The U.S. Department of Justice, or DOJ, federal banking agencies, and other federal and state agencies are responsible for enforcing these fair and responsible banking laws and regulations. A challenge to an institution’s compliance with fair and responsible banking laws and regulations could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions activity, restrictions on expansion and restrictions on entering new business lines. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. Such actions could have a material adverse effect on FNCB’s reputation, business, financial condition and results of operations.

FNCB is subject to laws regarding the privacy, information security and protection of personal information and any violation of these laws or another incident involving personal, confidential or proprietary information of individuals could damage FNCB’s reputation and otherwise adversely affect FNCB’s business.

FNCB’s business requires the collection and retention of large volumes of customer data, including personally identifiable information (“PII”), in various information systems that FNCB maintains and in those maintained by third party service providers. FNCB also maintains important internal company data such as PII about its employees and information relating to its operations. FNCB is subject to complex and evolving laws and regulations governing the privacy and protection of PII of individuals (including customers, employees and other third parties). For example, FNCB’s business is subject to the Gramm-Leach-Bliley Act, or the GLB Act, which, among other things: (i) imposes certain limitations on FNCB’s ability to share nonpublic PII about FNCB’s customers with nonaffiliated third parties; (ii) requires that FNCB provides certain disclosures to customers about its information collection, sharing and security practices and afford customers the right to "opt out" of any information sharing by FNCB with nonaffiliated third parties (with certain exceptions); and (iii) requires that FNCB develops, implements and maintains a written comprehensive information security program containing appropriate safeguards based on FNCB’s size and complexity, the nature and scope of its activities, and the sensitivity of customer information FNCB processes, as well as plans for responding to data security breaches. Various federal and state banking regulators and states have also enacted data breach notification requirements with varying levels of individual, consumer, regulatory or law enforcement notification in the event of a security breach. Ensuring that FNCB’s collection, use, transfer and storage of PII complies with all applicable laws and regulations can increase FNCB’s costs. Furthermore, FNCB may not be able to ensure that customers and other third parties have appropriate controls in place to protect the confidentiality of the information that they exchange with FNCB, particularly where such information is transmitted by electronic means. If personal, confidential or proprietary information of customers or others were to be mishandled or misused (in situations where, for example, such information was erroneously provided to parties who are not permitted to have the information, or where such information was intercepted or otherwise compromised by third parties), FNCB could be exposed to litigation or regulatory sanctions under privacy and data protection laws and regulations. Concerns regarding the effectiveness of FNCB’s measures to safeguard PII, or even the perception that such measures are inadequate, could cause FNCB to lose customers or potential customers and thereby reduce FNCB’s revenues. Accordingly, any failure, or perceived failure, to comply with applicable privacy or data protection laws and regulations may subject FNCB to inquiries, examinations and investigations that could result in requirements to modify or cease certain operations or practices or in significant liabilities, fines or penalties, and could damage FNCB’s reputation and otherwise adversely affect FNCB’s operations, financial condition and results of operations.

Rulemaking changes implemented by the Consumer Financial Protection Bureau may result in higher regulatory and compliance costs that may adversely affect FNCB’s business.

The Dodd-Frank Act created a new, independent federal agency, the Consumer Financial Protection Bureau, or CFPB, which was granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws. The consumer protection provisions of the Dodd-Frank Act and the examination, supervision and enforcement of those laws and implementing regulations issued by the CFPB have created a more intense and complex environment for consumer finance regulation. The ultimate impact of this heightened scrutiny is uncertain but could result in changes to pricing, practices, products and procedures. It could also result in increased costs related to regulatory oversight, supervision and examination. These changes could have a material adverse effect on FNCB’s business, financial condition and results of operations.

Potential limitations on incentive compensation contained in proposed federal agency rulemaking may adversely affect FNCB’s ability to attract and retain its highest performing employees.

The Federal Reserve, other federal banking agencies and the SEC have jointly published proposed rules designed to implement provisions of the Dodd-Frank Act prohibiting incentive compensation arrangements that would encourage inappropriate risk taking at covered financial institutions, which includes a bank or bank holding company with $1 billion or more in consolidated assets. It cannot be determined at this time whether or when a final rule will be adopted and whether compliance with such a final rule will substantially affect the manner in which FNCB structures compensation for its executives and other employees. Depending on the nature and application of the final rules, FNCB may not be able to successfully compete with financial institutions and other companies that are not subject to some or all of the rules to retain and attract executives and other high performing employees.

The Bank’s FDIC deposit insurance premiums and assessments may increase.

The Bank’s deposits are insured by the FDIC up to legal limits and, accordingly, the Bank is subject to insurance assessments based on the Bank’s average consolidated total assets less its average tangible equity. The Bank’s regular assessments are determined by its risk classification, which is based on its regulatory capital levels and the level of supervisory concern that it poses. Numerous bank failures during the financial crisis and increases in the statutory deposit insurance limits increased resolution costs to the FDIC and put significant pressure on the Deposit Insurance Fund. In order to maintain a strong funding position and the reserve ratios of the Deposit Insurance Fund required by statute and FDIC estimates of projected requirements, the FDIC has the power to increase deposit insurance assessment rates and impose special assessments on all FDIC-insured financial institutions. Any future increases or special assessments could reduce FNCB’s profitability and could have a material adverse effect on FNCB’s business, financial condition and results of operations.

Risks Related to FNCB’s Common Stock

The price of FNCB’s common stock may fluctuate significantly, which may make it difficult for shareholders to resell shares of common stock at a time or price they find attractive.

FNCB’s stock price may fluctuate significantly as a result of a variety of factors, many of which are beyond its control. These factors include, among others:

●	actual or anticipated quarterly fluctuations in operating results and financial condition;
●	changes in financial estimates or publication of research reports and recommendations by financial analysts or actions taken by rating agencies with respect to FNCB or other financial institutions;
●	speculation in the press or investment community generally or relating to FNCB’s reputation or the financial services industry;
●	failure to declare dividends on FNCB’s common stock from time to time;
●	failure to meet analysts’ revenue or earnings estimates;
●	failure to integrate any future acquisitions or realize anticipated benefits from any future acquisitions;
●	strategic actions by FNCB or its competitors, such as acquisitions, restructurings, dispositions or financings;
●	fluctuations in the stock price and operating results of FNCB’s competitors or other companies that investors deem comparable to FNCB;
●	future sales of FNCB’s equity or equity-related securities;
●	proposed or adopted regulatory changes or developments;
●	anticipated or pending audits or litigation that involve or affect FNCB;
●	any future investigations or proceedings that involve or affect FNCB;
●	adverse weather conditions, including floods, tornadoes and hurricanes;
●	geopolitical conditions such as acts or threats of terrorism or military conflicts;
●	domestic and international economic factors unrelated to FNCB’s performance; and
●	general market conditions and, in particular, developments related to market conditions for the financial services industry.

In addition, in recent years, the stock market in general has experienced extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies, including for reasons unrelated to their operating performance. These broad market fluctuations may adversely affect FNCB’s stock price, notwithstanding its operating results. FNCB expects that the market price of its common stock will continue to fluctuate and there can be no assurances about the levels of the market prices for its common stock.

General market fluctuations, industry factors and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes or credit loss trends, could also cause FNCB’s stock price to decrease regardless of operating results.

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

The rights of holders of FNCB’s common stock to receive liquidation payments and dividend payments are junior to FNCB’s existing and future indebtedness and to any senior securities FNCB may issue in the future, and FNCB’s ability to declare dividends on the common stock may become limited.

Shares of the common stock are equity interests in FNCB and do not constitute indebtedness. As such, shares of FNCB’s common stock rank junior to all current and future indebtedness and other non-equity claims on FNCB with respect to assets available to satisfy claims on FNCB, including in a liquidation of FNCB. FNCB may, and the Bank and FNCB’s other subsidiaries may also, incur additional indebtedness from time to time and may increase FNCB’s aggregate level of outstanding indebtedness.

FNCB’s board of directors is authorized to cause FNCB to issue additional classes or series of preferred stock without any action on the part of the shareholders. If FNCB issues preferred shares in the future that have a preference over its common stock with respect to the payment of dividends or upon liquidation, or if FNCB issues preferred shares with voting rights that dilute the voting power of the common stock, then the rights of holders of FNCB’s common stock or the market price of FNCB’s common stock could be adversely affected.

FNCB’s ability to pay dividends may become limited by regulatory restrictions. In addition, the ability of the Bank to pay dividends to FNCB is limited by the Bank’s obligations to maintain sufficient accumulated net earnings and by other general restrictions on dividends that are applicable to state nonmember banks.

Holders of FNCB’s common stock are only entitled to receive the dividends that FNCB’s board of directors may declare out of funds legally available for those payments. Although FNCB has historically paid cash dividends on its common stock, FNCB is not required to do so. FNCB cannot assure shareholders that it will continue paying dividends in the future. This could adversely affect the market price of FNCB’s common stock. Also, as discussed above, FNCB is a bank holding company and its ability to declare and pay dividends depends in part on federal regulatory considerations, including the guidelines of the Federal Reserve regarding capital adequacy and dividends.

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

An investment in FNCB’s common stock is not an insured deposit.

FNCB’s common stock is not a bank deposit and, therefore, is not insured against loss by the FDIC, any other deposit insurance fund or by any other public or private entity. Investment in FNCB’s common stock is inherently risky for the reasons described in this “Risk Factors” section, and elsewhere in FNCB’s reports filed with the SEC, including under heading “Risk Factors” in FNCB’s most recently filed Annual Report on Form 10-K. Investment in FNCB’s common stock is also subject to the market forces that affect the price of common stock in any company. As a result, shareholders may lose some or all of their investment in FNCB’s common stock.

Shareholders may not receive dividends on FNCB’s common stock.

Although FNCB has historically declared quarterly cash dividends on its common stock, FNCB is not required to do so and may reduce or cease to pay common stock dividends in the future. If FNCB reduces or ceases to pay common stock dividends, the market price of its common stock could be adversely affected.

The principal source of funds from which FNCB pays cash dividends are the dividends received from the Bank. Banking laws and regulations of the Commonwealth of Pennsylvania restrict the amount of dividends and loans a bank may make to its parent company. In addition, under The Federal Deposit Insurance Corporation Improvement Act of 1991, banks may not pay a dividend if, after paying the dividend, the bank would be undercapitalized.

If FNCB fails to pay dividends, capital appreciation, if any, of its common stock may be the sole opportunity for gains on an investment in its common stock. In addition, in the event the Bank becomes unable to pay dividends to FNCB, FNCB may not be able to service its debt or pay its other obligations or pay dividends on its common stock and preferred stock. Accordingly, FNCB’s inability to receive dividends from the Bank could also have a material adverse effect on its business, financial condition and results of operations and the value of a shareholder’s investment in FNCB’s common stock.

An entity holding as little as a 5% interest in FNCB’s outstanding securities could, under certain circumstances, be subject to regulation as a “bank holding company.”

Any entity, including a “group” composed of natural persons, owning or controlling with the power to vote 25% or more of FNCB’s outstanding securities, or 5% or more if the holder otherwise exercises a “controlling influence” over FNCB, may be subject to regulation as a “bank holding company” in accordance with the Bank Holding Company Act of 1956, as amended, or the BHC Act. In addition, (a) any bank holding company or foreign bank with a U.S. presence may be required to obtain the approval of the Federal Reserve under the BHC Act to acquire or retain 5% or more of FNCB’s outstanding securities and (b) any person not otherwise defined as a company by the BHC Act and its implementing regulations may be required to obtain the approval of the Federal Reserve under the Change in Bank Control Act to acquire or retain 10% or more of FNCB’s outstanding securities. Becoming a bank holding company imposes statutory and regulatory restrictions and obligations, such as providing managerial and financial strength for its bank subsidiaries. Regulation as a bank holding company could require the holder to divest all or a portion of the holder’s investment in FNCB’s securities or those nonbanking investments that may be deemed impermissible or incompatible with bank holding company status, such as a material investment in a company unrelated to banking.

The requirements of being a public company may strain FNCB’s resources and divert management's attention.

FNCB is a public company, subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and applicable securities rules and regulations. Under FDIC regulations, the Sarbanes-Oxley Act and regulations increase the scope, complexity and cost of corporate governance, reporting and disclosure practices over those of non-public or non-reporting companies. Among other things, the Exchange Act requires that FNCB file annual, quarterly and current reports with respect to its business and operating results and maintain effective disclosure controls and procedures and internal control over financial reporting. As a Nasdaq listed company, FNCB is also required to prepare and file proxy materials which meet the requirements of the Exchange Act and the SEC's proxy rules. Compliance with these rules and regulations increase FNCB’s legal and financial compliance costs, make some activities more difficult, time-consuming or costly, and increase demand on FNCB’s systems and resources, particularly it FNCB becomes ineligible to report as a “smaller reporting company” as defined in the SEC’s regulations. In order to maintain, appropriately document and, if required, improve FNCB’s disclosure controls and procedures and internal control over financial reporting to meet the standards required by the Sarbanes-Oxley Act, significant resources and management oversight may be required. As a result, management's attention may be diverted from other business concerns, which could harm FNCB’s business and operating results. Additionally, any failure by FNCB to file its periodic reports with the SEC in a timely manner could, among other things, harm its reputation, cause its investors and potential investors to lose confidence in FNCB, restrict trading in or reduce the market price of FNCB’s common stock, and potentially limit its ability to access the capital markets.

As a public company, FNCB incurs significant legal, accounting, insurance, compliance and other expenses. Any deficiencies in FNCB’s financial reporting or internal controls could materially and adversely affect its business and the market price of FNCB’s common stock.

As a public company, FNCB incurs significant legal, accounting, insurance and other expenses. These costs and compliance with the rules of the SEC and the rules of Nasdaq increase FNCB’s legal and financial compliance costs and make some activities more time consuming and costly. SEC rules require that FNCB’s Chief Executive Officer and Chief Financial Officer periodically certify the existence and effectiveness of its internal control over financial reporting. In addition, FNCB is required to engage an independent registered public accounting firm to audit and opine on the design and operating effectiveness of its internal control over financial reporting. This process requires significant documentation of policies, procedures and systems, and review of that documentation and testing of FNCB’s internal control over financial reporting by its internal auditing and accounting staff and an independent registered public accounting firm. This process requires considerable time and attention from management, which could prevent FNCB from successfully implementing its business initiatives and improving its business, financial condition and results of operations, any strain FNCB’s internal resources, and will increase its operating costs. FNCB may experience higher than anticipated operating expenses and outside auditor fees during the implementation of these changes and thereafter.

During the course of FNCB’s testing it may identify deficiencies that would have to be remediated to satisfy the SEC rules for certification of FNCB’s internal control over financial reporting. A material weakness is defined by the standards issued by the PCAOB as a deficiency, or combination of deficiencies, in internal control over financial reporting that results in a reasonable possibility that a material misstatement of FNCB’s annual or interim financial statements will not be prevented or detected on a timely basis. As a consequence, FNCB would have to disclose in periodic reports it files with the SEC any material weakness in its internal control over financial reporting. The existence of a material weakness would preclude management from concluding that FNCB’s internal control over financial reporting is effective and would preclude its independent auditors from expressing an unqualified opinion on the effectiveness of its internal control over financial reporting. In addition, disclosures of deficiencies of this type in FNCB’s SEC reports could cause investors to lose confidence in its financial reporting, and may negatively affect the market price of its common stock, and could result in the delisting of its securities from the securities exchanges on which they trade. Moreover, effective internal controls are necessary to produce reliable financial reports and to prevent fraud. If FNCB has deficiencies in its disclosure controls and procedures or internal control over financial reporting, it may materially and adversely affect FNCB.

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

Changes which have been approved for future implementation, or which are currently proposed or expected to be proposed or adopted include requirements that we: (i) calculate the allowance for loan losses on the basis of the current expected credit losses over the lifetime of our loans, referred to as the CECL model, which is expected to be applicable to us beginning in 2020; and (ii) record the value of and liabilities relating to operating leases on our balance sheet, which is expected to be applicable beginning in 2019. These changes could adversely affect our capital, regulatory capital ratios, ability to make larger loans, earnings and performance metrics. Any such changes could have a material adverse effect on our business, financial condition and results of operations.

Under the CECL model, banks will be required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the "incurred loss" model required under current GAAP, which delays recognition until it is probable a loss has been incurred. Accordingly, we expect that the adoption of the CECL model will materially affect how we determine our allowance for loan losses, and could require us to significantly increase our allowance. Moreover, the CECL model may create more volatility in the level of the allowance for loan losses. If we are required to materially increase the level of the allowance for loan losses for any reason, such increase could adversely affect our business, financial condition and results of operations. We are evaluating the impact the CECL accounting model will have on our accounting, but expect to recognize a one-time cumulative-effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective. We cannot yet determine the magnitude of any such one-time cumulative adjustment or of the overall impact of the new standard on our financial condition or results of operations.

Anti-takeover provisions in FNCB’s charter documents could discourage, delay or prevent a change of control of FNCB’s company and diminish the value of FNCB’s common stock.

Some of the provisions of FNCB’s amended and restated articles of incorporation, as amended, and amended and restated bylaws, as amended, could make it difficult for its shareholders to change the composition of its board of directors, preventing them from changing the composition of management. In addition, the same provisions may discourage, delay or prevent a merger or acquisition that FNCB’s shareholders may consider favorable. These provisions include:

●	classifying FNCB’s board of directors into three classes of directors with staggered three-year terms;
●	authorizing FNCB’s board of directors to issue preferred shares without shareholder approval;
●	prohibiting cumulative voting in the election of directors;
●

requiring the approval of 75% of FNCB’s shareholders to approve any merger or sale of all, or substantially all, unless approval of such proposed transaction is recommended by at least a majority of FNCB’s entire board of directors;

●	authorizing FNCB’s board of directors to, if it deems advisable, oppose a tender or other offer for FNCB’s securities; and
●	requiring the approval of 75% of FNCB’s shareholders to amend certain provisions relating to business combinations not approved by the board of directors.

In addition, pursuant to the Pennsylvania Business Corporation Law (the “PBCL”), in the case of a merger or share exchange, with some exceptions, FNCB’s board of directors must submit the plan of merger or share exchange to the shareholders for approval, and the approval of the plan of merger or share exchange generally requires the approval of the shareholders at a meeting at which a quorum consisting of at least a majority of the shares entitled to vote on the plan exists.

Provisions of the PBCL, applicable to FNCB provide, among other things, that:

●

FNCB may not engage in a business combination with an “interested shareholder,” generally defined as a holder of 20% of a corporation’s voting stock, during the five-year period after the interested shareholder became such except under certain specified circumstances;

●

holders of FNCB’s common stock may object to a “control transaction” involving FNCB (a control transaction is defined as the acquisition by a person or group of persons acting in concert of at least 20% of the outstanding voting stock of a corporation), and demand that they be paid a cash payment for the “fair value” of their shares from the “controlling person or group”;

●

holders of “control shares” will not be entitled to voting rights with respect to any shares in excess of specified thresholds, including 20% voting control, until the voting rights associated with such shares are restored by the affirmative vote of a majority of disinterested shares and the outstanding voting shares of the Company; and

●

any “profit,” as defined in the PBCL, realized by any person or group who is or was a “controlling person or group” with respect to FNCB from the disposition of any equity securities of within 18 months after the person or group became a “controlling person or group” shall belong to and be recoverable by FNCB.

These anti-takeover provisions could impede the ability of FNCB’s common shareholders to benefit from a change of control and, as a result, could have a material adverse effect on the market price of FNCB’s common stock and shareholders’ ability to realize any potential change-in-control premium.

Short sellers of FNCB’s stock may be manipulative and may drive down the market price of FNCB’s common stock.

Short selling is the practice of selling securities that the seller does not own but rather has borrowed or intends to borrow from a third party with the intention of buying identical securities at a later date to return to the lender. A short seller hopes to profit from a decline in the value of the securities between the sale of the borrowed securities and the purchase of the replacement shares, as the short seller expects to pay less in that purchase than it received in the sale. As it is in the short seller's interest for the price of the stock to decline, some short sellers publish, or arrange for the publication of, opinions or characterizations regarding the relevant issuer, its business practices and prospects and similar matters calculated to or which may create negative market momentum, which may permit them to obtain profits for themselves as a result of selling the stock short. Issuers whose securities have historically had limited trading volumes or have been susceptible to relatively high volatility levels can be particularly vulnerable to such short seller attacks. The publication of any such commentary regarding FNCB in the future may bring about a temporary, or possibly long-term, decline in the market price of FNCB’s common stock. No assurances can be made that declines in the market price of FNCB’s common stock will not occur in the future, in connection with such commentary by short sellers or otherwise. When the market price of a company's stock drops significantly, it is not unusual for stockholder lawsuits to be filed or threatened against the company and its board of directors and for a company to suffer reputational damage. Such lawsuits could cause FNCB to incur substantial costs and divert the time and attention of FNCB’s board and management. In addition, reputational damage may affect FNCB’s ability to attract and retain deposits and may cause FNCB’s deposit costs to increase, which could adversely affect its liquidity and earnings. Reputational damage may also affect FNCB’s ability to attract and retain loan customers and maintain and develop other business relationships, which could likewise adversely affect FNCB’s earnings. Negative reports issued by short sellers could also negatively impact FNCB’s ability to attract and retain employees.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

FNCB currently conducts business from its headquarters, which also houses the Bank’s main office, located at 102 East Drinker Street, Dunmore, Pennsylvania, 18512. At December 31, 2018, FNCB also operated fifteen additional branches located throughout Lackawanna, Luzerne and Wayne counties, an LPO located in Allentown, Lehigh County, Pennsylvania and a lending center and two administrative offices located in Dunmore, Lackawanna County, Pennsylvania. Ten of the offices are leased and the balance are owned by the Bank. Except for potential remodeling of certain facilities to provide for the efficient use of work space and/or to maintain an appropriate appearance, each property is considered reasonably suitable and adequate for current and immediate future purposes except as discussed below.

As part of its responsibilities, management regularly evaluates FNCB’s delivery system and facilities including analyzing each office’s operating efficiency, location, foot traffic, structure and design. As a result of these evaluations, in 2017, FNCB and the Bank implemented a comprehensive branch network improvement program that focuses on strengthening, better positioning and expanding its market coverage by developing new state-of-the-art customer facilities, as well as relocating and consolidating select locations. Initiatives FNCB executed under the branch network improvement program include:

On January 20, 2017, FNCB opened a LPO in Allentown, Lehigh County, Pennsylvania and began offering its retail and commercial lending products in this new market area. This LPO is located in an office leased by the Bank at 3500 Winchester Road, Suites 101 and 102, Allentown, Pennsylvania, 18104.

On June 30, 2017, FNCB consolidated its Honesdale Route 6 branch office located at 1127 Texas Palmyra Highway, Honesdale, Wayne County, Pennsylvania with its branch located at 1001 Main Street, Honesdale, Pennsylvania. The Honesdale Route 6 property is under an operating lease agreement that expires in 2022.  FNCB continued to operate the Honesdale Route 6 location as a remote ATM location for the remainder of 2017 and the majority of 2018. In the fourth quarter of 2018, FNCB ceased operating this ATM location, transferred the building improvements to other real estate owned ("OREO") and listed the property for sale.

On January 12, 2018, FNCB purchased its  corporate center located at 200 South Blakely Street, Dunmore, Pennsylvania, for $2.15 million. FNCB had been leasing this property since 1994.

On May 30, 2018, FNCB completed the relocation and consolidation of three branches located in Luzerne County, Pennsylvania into a new state-of-the-art branch office. The three branches that were relocated are: the Hanover Township Branch located at 734 San Souci Parkway, Hanover Township, Pennsylvania; the Plains Township Branch located at 27 North River Street, Plains, Pennsylvania; and the Route 315 Branch located at 3 Old Boston Road, Pittston, Pennsylvania. The new branch office is located in the Richland 315 Development at 1150 Route 315, Wilkes-Barre (Plains Township), Luzerne County, Pennsylvania. FNCB leased the three relocated branches and leases the new Luzerne County facility. The Hanover Township Branch lease expired October 1, 2018. The Plains Township lease expires on October 31, 2020. FNCB currently operates an offsite, remote ATM at this location. Upon relocation, FNCB transferred the leasehold improvements for the Route 315 Branch to OREO at their fair value less cost to sell based upon a signed sales agreement from a third party. The sale is expected to be completed in the first quarter of 2019

On June 14, 2018, FNCB purchased the real property, improvements and fixtures located at 196 N. Main Street, Shavertown, Luzerne County, Pennsylvania for $750 thousand to relocate its Back Mountain Branch located at 1919 Memorial Highway, Shavertown, Luzerne County, Pennsylvania. The new location facilitates accessibility for customers and provides FNCB with improved retail and commercial visibility. The relocation was completed on December 19, 2018. FNCB was under an operating lease for the former location, which expired on February 28, 2019.

On November 5, 2018, the Bank received approval from its primary regulator to relocate FNCB's main office located at 102 E. Drinker Street, Lackawanna County, Pennsylvania, into a new state-of-the-art office that is being constructed directly across the street at 100 S. Blakely Street, Dunmore, Lackawanna, County, Pennsylvania. The property is currently owned by the Bank and houses a separate drive-thru location, as well as a drive-thru and a walk-up ATM. The project is anticipated to cost $2.0 million and will be funded by cash generated through normal operations. The relocation is expected to create operating efficiencies for the main office, enhance customer service and improve accessibility. FNCB has abandoned the existing drive-thru location and has recorded an abandonment charge of $148 thousand, which is included in other losses in the consolidated statement of income for the year ended December 31, 2018.

On December 14, 2018, FNCB purchased the real property, improvements and fixtures located at 360 South Mountain Boulevard, Mountain Top, Luzerne County, Pennsylvania for $550 thousand. The deed contains a restriction under which FNCB has agreed not to operate, sell, or lease the property for a period of six months from the recording of the deed. FNCB anticipates opening a new branch at this location by the end of the second quarter of 2019.

See Note 6, "Bank Premises and Equipment" of the notes to consolidated financial statements included in Item 8, "Financial Statements and Supplementary Data" to this Annual Report on Form 10-K for additional information about FNCB's properties.

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

On September 5, 2012, Fidelity and Deposit Company of Maryland (“F&D”) filed an action against FNCB and the Bank, as well as several current and former officers and directors of FNCB, in the United States District Court for the Middle District of Pennsylvania. F&D asserted a claim for the rescission of a directors’ and officers’ insurance policy and a bond that it had issued to FNCB. On November 9, 2012, FNCB and the Bank answered the claim and asserted counterclaims for the losses and expenses already incurred by FNCB and the Bank. FNCB and the other defendants defended the claims and opposed F&D’s requested relief by way of counterclaims. On December 21, 2018, FNCB, the Bank and F&D resolved the dispute by entering into a mutual release of all claims.  FNCB recognized a gain of $6.0 million after expenses in the fourth quarter of 2018 in connection with this insurance recovery.

On February 16, 2017, FNCB and the Bank entered into a Class Action Settlement Agreement and Release (the “Settlement Agreement”) in the matters filed in the Court of Common Pleas of Lackawanna County to Steven Antonik, Individually, and as Administrator of the Estate of Linda Kluska, William R. Howells and Louise A. Howells, Summer Benjamin, and Joshua Silfee, on behalf of themselves and all other similarly situated vs. First National Community Bancorp, Inc. and First National Community Bank, Civil Action No. 2013-CV-4438 and Charles Saxe, III, Individually and on behalf of all others similarly situated vs. First National Community Bank No. 2013-CV-5071 (collectively, the “Actions”). By entering into this Settlement Agreement, the parties to the Actions have resolved the claims made in the complaints to their mutual satisfaction. FNCB has not admitted to the validity of any claims or allegations and denies any liability in the claims made and the Plaintiffs have not admitted that any claims or allegations lack merit or foundation. Under the terms of the Settlement Agreement, the parties have agreed to the following: 1) FNCB is to pay the Plaintiffs’ class members the aggregate sum of Seven Hundred Fifty Thousand Dollars ($750,000) (an amount which FNCB recorded as a liability and corresponding expense in its 2015 operating results); 2) Plaintiffs shall release all claims against FNCB related to the Actions; 3) FNCB shall move to vacate or satisfy any judgments against any class members arising from the vehicle loans that are the subject of the Actions; and 4) FNCB shall waive the deficiency balance of each class member and remove the trade lines on each class members’ credit report associated with the subject vehicle loans that are at issue in the Actions for Experian, Equifax, and Transunion. The Settlement Agreement provides for an Incentive Award for the representative Plaintiffs and an award to Plaintiffs’ counsel of attorney’s fees and reimbursement of expenses in connection with their roles in these Actions, subject to Court approval. The Settlement Agreement was preliminarily approved by Court Order on February 16, 2017. On March 2, 2017, FNCB paid the Settlement Administrator $750,000 pursuant to the terms and conditions of the Settlement Agreement. The Settlement Agreement received final Court approval on May 31, 2017. Additionally, in association with the subject vehicle loans, FNCB has completed the removal of trade lines on each class members' credit report and satisfied judgments, where applicable, in favor of class members. As previously mentioned above and in connection with the primary terms of the tentative settlement agreement entered by Order of Court on December 17, 2015, FNCB recorded a liability and corresponding expense in the amount of Seven Hundred Fifty Thousand ($750,000), which was included in FNCB’s 2015 operating results.

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

Market Prices of Stock and Dividends Paid

Effective with the market opening on Monday, March 5, 2018, FNCB’s common shares began trading on The Nasdaq Stock Market LLC ("Nasdaq") under the symbol "FNCB". During the year ended December 31, 2017 through market opening on March 5, 2018. FNCB's common shares were quoted on the OTCQX under the symbol “FNCB.”

On January 28, 2019, FNCB announced that it had commenced a public offering of its shares of common stock in a firm commitment underwritten offering. Subsequently, on February 8, 2019, FNCB announced the closing of the public offering of 3,285,550 shares of its common stock, which includes 428,550 shares of common stock issued upon the exercise in full of the option to purchase additional shares granted to underwriters, at a public offering price of $7.00 per share, less an underwriting discount of $0.35 per share. FNCB received net proceeds after deducting underwriting discounts and offering expenses of $21.3 million.

Holders

As of February 28, 2019, there were approximately 1786 holders of record of FNCB’s common shares. Because many of FNCB’s shares are held by brokers and other institutions on behalf of shareholders, FNCB is unable to estimate the total number of shareholders represented by these record holders.

Dividends

Dividends declared and paid were $2.9 million, or $0.17 per share, in 2018 and $2.2 million, or $0.13 per share, in 2017. The dividend payout ratio was 21.4% for the year ended December 31, 2018. It is the present intent of the Board of Directors to continue paying quarterly dividends going forward. However, FNCB’s ability to declare and pay future dividends is dependent upon earnings, financial position, appropriate restrictions under applicable laws, legal and regulatory restrictions and other factors relevant at the time FNCB’s Board of Directors considers any declaration of any dividends. For a further discussion of FNCB’s and the Bank’s dividend restrictions, refer to Note 14, “Regulatory Matters/Subsequent Events” in the notes to consolidated financial statements in this Annual Report on Form 10-K.

On January 30, 2019, the Board of Directors declared a dividend of $0.05 per share for the first quarter of 2019. The dividend is payable on March 15, 2019 to shareholders of record as of March 1, 2019.

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

	For the Years Ended December 31,
(dollars in thousands, except per share data)	2018	2017	2016	2015	2014
Balance Sheet Data:
Total assets	$1,237,732	$1,162,305	$1,195,599	$1,090,618	$970,029
Securities, available-for-sale	296,032	290,387	276,015	257,042	219,989
Net loans	829,581	761,609	722,860	721,926	657,747
Total deposits	1,095,629	1,002,448	1,015,139	821,546	795,336
Borrowed funds	34,240	60,278	78,847	160,112	96,504
Shareholders' equity	97,219	89,191	90,371	86,178	51,398

Income Statement Data:
Interest income	$45,085	$37,848	$34,748	$32,201	$32,673
Interest expense	8,578	4,800	4,197	4,801	6,147
Net interest income before provision (credit) for loan and lease losses	36,507	33,048	30,551	27,400	26,526
Provision (credit) for loan and lease losses	2,550	769	1,153	(1,345)	(5,869)
Non-interest income	11,790	7,225	6,203	7,800	14,920
Non-interest expense	29,327	28,069	27,545	28,464	33,569
Income before income taxes	16,420	11,435	8,056	8,081	13,746
Income tax expense (benefit)	3,071	11,288	1,747	(27,759)	326
Net income	13,349	147	6,309	35,840	13,420
Earnings per share, basic and diluted	0.79	0.01	0.38	2.17	0.81

Capital and Related Ratios:
Cash dividends declared per share	$0.17	$0.13	$0.09	$-	$-
Book value per share	5.78	5.32	5.43	5.22	3.12
Tier I leverage ratio	8.50%	7.74%	7.53%	7.27%	6.05%
Total risk-based capital to risk-adjusted assets	12.69%	12.08%	12.06%	11.79%	13.67%
Average equity to average total assets (1)	7.10%	8.36%	8.42%	5.64%	4.66%
Tangible equity to tangible assets	7.85%	7.67%	7.56%	7.89%	5.27%

Selected Performance Ratios:
Return on average assets (1)	1.09%	0.01%	0.57%	3.57%	1.38%
Return on average equity (1)	15.38%	0.15%	6.82%	63.24%	29.5%
Net interest margin (2)	3.22%	3.23%	3.13%	2.99%	3.08%
Noninterest income/operating income (2)	20.56%	15.79%	14.88%	18.73%	30.30%

Asset Quality Ratios:
Allowance for loan and lease losses/total loans	1.13%	1.17%	1.15%	1.20%	1.72%
Nonperforming loans/total loans	0.56%	0.34%	0.31%	0.52%	0.82%
Allowance for loan and lease losses/nonperforming loans	202.70%	350.43%	376.86%	232.05%	208.62%
Net charge-offs/average loans	0.25%	0.02%	0.21%	0.20%	(0.51%)
Loan loss provision/net charge-offs	123.49%	499.35%	75.66%	***	***

*** Ratio is not meaningful for 2015 and 2014.
(1) Average balances were calculated using average daily balances. Average balances for loans include non-accrual loans.
(2) Tax-equivalent adjustments were calculated using rates of 21.0 percent for 2018 and 34.0 percent for prior years.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

FORWARD-LOOKING STATEMENTS

FNCB may from time to time make written or oral “forward-looking statements,” including statements contained in our filings with the SEC, in our reports to shareholders, and in our other communications, which are made in good faith by us pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements include statements with respect to FNCB’s beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, that are subject to significant risks and uncertainties, and are subject to change based on various factors (some of which are beyond our control).  The words “may,” “could,” “should,” "will," “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” "project," "future" and similar expressions are intended to identify forward-looking statements.

Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumption that are difficult to predict, including those under "Part I, Item 1A. Risk Factors," and elsewhere herein. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are also cautioned not to place undue reliance on any forward-looking statements, which reflect management’s analysis only as of the date of this report, even if subsequently made available by FNCB on its website or otherwise.  FNCB does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of FNCB to reflect events or circumstances occurring after the date of this report.

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

On a quarterly basis, management evaluates individual investment securities in an unrealized loss position for other than temporary impairment (“OTTI”). The evaluation for OTTI requires the use of various assumptions, including but not limited to, the length of time an investment’s fair value is less than book value, the severity of the investment’s decline, any credit deterioration of the issuer, whether management intends to sell the security, and whether it is more-likely-than-not that FNCB will be required to sell the security prior to recovery of its amortized cost basis. Debt investment securities deemed to have OTTI are written down by the impairment related to the estimated credit loss, and the non-credit related impairment loss is recognized in other comprehensive income. FNCB did not recognize any OTTI charges on investment securities for years ended December 31, 2018 and 2017 within the consolidated statements of income.

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

FNCB records an income tax provision or benefit based on the amount of tax currently payable or receivable and the change in deferred tax assets and liabilities. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes. Management conducts quarterly assessments of all available positive and negative evidence to determine the amount of deferred tax assets that will more likely than not be realized. FNCB establishes a valuation allowance for deferred tax assets and records a charge to income if management determines, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, management considers past operating results, estimates of future taxable income based on approved business plans, future capital requirements and ongoing tax planning strategies. This evaluation process involves significant management judgment about assumptions that are subject to change from period to period depending on the related circumstances. The recognition of deferred tax assets requires management to make significant assumptions and judgments about future earnings, the periods in which items will impact taxable income, future corporate tax rates, and the application of inherently complex tax laws. The use of different estimates can result in changes in the amounts of deferred tax items recognized, which may result in equity and earnings volatility because such changes are reported in current period earnings. Management’s evaluation as of December 31, 2018 and 2017 concluded that no valuation allowance was necessary for net deferred tax assets.

On December 22, 2017, President Trump signed into law H.R.1., an Act to provide for reconciliation pursuant to title II and V of the concurrent resolution on the budget for fiscal year 2018, originally introduced in Congress and informally known as the "Tax Cuts and Jobs Act", which among other things, reduced the federal maximum corporate income tax rate from 35.0% to 21.0% effective January 1, 2018. In accordance with generally accepted accounting principles (“GAAP”), the enactment of this new tax legislation required FNCB to revalue its deferred tax assets at the new corporate statutory rate of 21.0% as of December 31, 2017. The revaluation of FNCB’s deferred tax assets, net of deferred tax liabilities, resulted in a reduction in its net deferred tax assets of $8.0 million in the fourth quarter of 2017, with a corresponding increase in income tax expense. This revaluation adjustment had an impact of ($0.48) per diluted share, and tangible book value of ($0.48) per share based on weighted-average diluted shares for the year ended December 31, 2017 and shares outstanding at December 31, 2017, respectively. There was no significant impact to FNCB’s regulatory capital ratios or liquidity resulting from the revaluation.

In connection with determining the income tax provision or benefit, management considers maintaining liabilities for uncertain tax positions and tax strategies that it believes contain an element of uncertainty. Periodically, management evaluates each of FNCB’s tax positions and strategies to determine whether a liability for uncertain tax benefits is required. As of December 31, 2018 and 2017, management determined that FNCB did not have any uncertain tax positions or tax strategies and that no liability was required to be recorded.

See Note 2, “Summary of Significant Accounting Policies” and Note 10, “Income Taxes” of the notes to consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data” to this Annual Report on Form 10-K for additional information about the accounting for income taxes.

New Authoritative Accounting Guidance and Accounting Guidance to be Adopted in Future Periods

For information regarding new authoritative accounting guidance adopted by FNCB during the year ended December 31, 2018 and accounting guidance that FNCB will adopt in future periods, see Note 2, “Summary of Significant Accounting Policies” of the notes to consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data” to this Annual Report on Form 10-K.

EXECUTIVE OVERVIEW

The following overview should be read in conjunction with this MD&A in its entirety.

Results of Operations

FNCB reported earnings in 2018 of $13.3 million, of $0.79 per diluted common share, an increase of $13.2 million, compared to $0.1 million, or $0.01 per diluted common share, in 2017. The increase in 2018 net income compared to 2017 was primarily attributable to a decrease in income tax expense, coupled with an increase in net interest income and non-interest income, partly offset by increases in the provision for loan and lease losses and non-interest expenses. Net interest income improved $3.5 million, or 10.5%, to $36.5 million in 2018 from $33.0 million in 2017. The improvement resulted primarily from solid growth in interest-earning assets, coupled with higher yields earned on loans and investments, and partly offset by higher volumes of and rates paid on interest-bearing liabilities. Non-interest income increased $4.6 million, or 63.2%, to $11.8 million in 2018 from $7.2 million in 2017. FNCB received an insurance recovery of $6.0 million in the fourth quarter of 2018, which was the primary contributor to the increase in non-interest income.  In 2018, FNCB realized a net loss of  $4 thousand on  the sale of available-for-sale securities, a decrease of $1.6 million compared to a net gain of $1.6 million realized on the sale of available-for-sale securities in 2017, which partially offset the increase in non-interest income from the insurance recovery. Income tax expense decreased $8.2 million, or 72.8%, to $3.1 million in 2018 as compared to $11.3 million in 2017, which primarily resulted from the revaluation of net deferred tax assets during 2017 following the enactment of the Tax Cuts and Jobs Act, along with a decrease in the corporate income tax rate for 2018.  These positive factors were offset by an increase in the provision for loan and lease losses of $1.8 million, or 231.6%, to $2.6 million in 2018 from $0.8 million in 2017. Non-interest expenses increased by $1.2 million, or 4.5%, $29.3 million in 2018 from $28.1 million in 2017.

Return on average assets and return on average shareholders’ equity equaled 1.09% and 15.38%, respectively, in 2018, compared to 0.01% and 0.15%, respectively, in 2017.  FNCB paid dividends to holders of common stock of $0.17 per share and $0.13 per share for the years ended December 31, 2018 and 2017, respectively.

Balance Sheet Profile

Total assets increased $75.4 million, or 6.5%, to $1.238 billion at December 31, 2018 from $1.162 billion at December 31, 2017. The increase in total assets primarily reflected strong growth in interest-earning assets.  Specifically, loans, net of net deferred costs and unearned income, increased $68.5 million, or 8.9%, to $839.1 million at December 31, 2018 from $770.6 million at December 31, 2017.  In addition, securities available for sale increased $6.5 million, or 2.3%, to $296.0 million at December 31, 2018 from $289.5 million at the end of 2017. The asset growth was funded with an increase in total deposits of $93.2 million, or 9.3%, to $1.096 billion at December 31, 2018 from $1.002 billion at December 31, 2017.  The increase in deposits was primarily attributable to increases in retail and wholesale time deposits.  Borrowings through the Federal Home Loan Bank of Pittsburgh decreased $26.0 million, or 57.9%, to $18.9 million at December 31, 2018 from $44.9 million at December 31, 2017.

Total shareholders’ equity increased $8.0 million, or 9.0%, to $97.2 million at December 31, 2018 from $89.2 million at the end of 2017, which resulted primarily from net income in 2018 of $13.3 million, partially offset by a $2.8 million increase in accumulated other comprehensive loss related to depreciation in the fair value of available-for-sale debt securities, net of deferred taxes, and year-to-date dividends declared of $2.9 million.

At December 31, 2018, FNCB’s total risk-based capital ratio and the Tier 1 leverage ratio were 12.69% and 8.50%, respectively. The respective ratios for the Bank at December 31, 2018 were 12.17% and 8.27%. The ratios for both FNCB and the Bank exceeded the 10.00% and 5.00% required to be well capitalized under the prompt corrective action provisions of the Basel III capital framework for U.S. banking organizations.

Management’s Focus in 2018

During 2018, FNCB and the Bank completed a re-branding that included new logos with a new tagline, "Simply Better," as well as a new mission statement, "To make your banking experience simply better."  Throughout 2018, management developed strategies and initiatives aimed at delivering its mission of bettering the banking experience for customers, shareholders and employees, improving FNCB's long-term financial performance by improving efficiency, increasing interest income through commercial and retail loan growth initiatives, managing interest expense by growing core deposits, developing additional sources of non-interest income and enhancing the marketability and liquidity of FNCB’s stock.

Aligned with enhancing the marketability and liquidity of FNCB’s stock, on December 29, 2017, FNCB filed a listing application with The Nasdaq Stock Market LLC (“Nasdaq”). FNCB subsequently received approval from Nasdaq on February 26, 2018 to list its common shares for trading on The Nasdaq Capital Market®. FNCB’s shares of common stock began trading on Nasdaq effective with the market opening on Monday, March 5, 2018. Effective June 25, 2018, FNCB was added as a member of the Russel Microcap® Index. Management believes that the transition to Nasdaq, along with inclusion in the Russel Microcap® Index, will provide greater visibility and increase trading of FNCB’s common stock. On October 29, 2018, members of FNCB’s management team, the Board of Directors and the Bank's Advisory Board rang the closing bell at the Nasdaq Marketsite in Times Square in New York, NY.

To facilitate loan and deposit growth initiatives, enhance efficiency, and improve the customer experience, on May 30, 2018, FNCB opened a new, state-of-the-art branch office located in Plains Township, Luzerne County, Pennsylvania. The new branch features the “personal banker” model which provides customers with an enhanced, more personalized banking experience. The new facility is part of the comprehensive branch network improvement program announced during 2017, and has consolidated three branches located in Luzerne County, Pennsylvania to this new location. The three branches that were consolidated include: a branch located at 734 San Souci Parkway, Hanover Township, Pennsylvania; a branch located at 27 North River Street, Plains, Pennsylvania; and a branch located at 3 Old Boston Road, Pittston, Pennsylvania. Each of these three branches were located within 6 miles of the new Plains Rt. 315 branch.

In addition, management evaluates FNCB’s delivery channels on an ongoing basis as part of it’s branch network improvement plan and has executed the following initiatives:

●

On June 14, 2018, FNCB purchased real property, improvements and fixtures located at 196 North Main Street, Shavertown, Luzerne County, Pennsylvania for $750 thousand for the purpose of relocating its Back Mountain branch located at 1919 Memorial Highway, Shavertown, Luzerne County, Pennsylvania. The relocation to the new facility, which was finalized on December 19, 2018, facilitates accessibility for customers and provides FNCB greater retail and commercial visibility.

●

During the third quarter of 2018, FNCB completed final enhancements to its entire automated teller machine (“ATM”) network which included the replacement of all existing machines with the newest generation machines. This initiative better safeguards sensitive customer information and creates internal efficiency as the new machines are equipped with anti-fraud and anti-skimming technology and provides for the direct imaging of all deposit transactions.

●

On September 27, 2018, FNCB executed a contract with Branch Banking and Trust Company to purchase the real property, improvements and fixtures located at 360 South Mountain Boulevard, Mountain Top, Luzerne County, Pennsylvania for $550 thousand for the purpose of opening a branch office. The contract contains a deed restriction under which FNCB has agreed to not operate, sell, or lease the property for a period of six months from the recording of the deed. FNCB has received regulatory approvals and closed on the purchase of the property on December 14, 2018. The new branch is anticipated to open at this location by the end of the second quarter of 2019.

●

On November 5, 2018, FNCB received approval from its primary regulator to relocate the Bank’s main office located at 102 E. Drinker Street, Dunmore, Lackawanna County, Pennsylvania, into a new state-of -the-art office that will be built directly across the street at 100 S. Blakely Street, Dunmore, Pennsylvania. The property is currently owned by the Bank and houses a separate drive-thru location, as well as a drive-thru and a walk-up ATM. The project is anticipated to cost $2.0 million and will be funded by cash generated through operations. The relocation is expected to create operating efficiencies for the main office, enhance customer service and improve customer accessibility.

●

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

Over the past year, management has invested in staff additions to provide improved customer experiences, increase loan growth, enhance revenue streams and manage credit risk. Recent specialized lending staff additions include an indirect auto lending relationship manager, a retail lending sales operations manager and a chief credit officer. Additionally, FNCB plans to expand operations related to the limited production office located in Allentown, Lehigh County, Pennsylvania to include the offering of retail lending products. FNCB also recently enhanced its third-party wealth management services, now offered through LPL Financial, LLC, which provides FNCB's wealth management team the ability to utilize the resources of some of the finest investment management, administrators and financial service providers available in the industry. Finally, at the end of 2018, FNCB announced the appointment of a Chief Banking Officer with extensive managerial and sales experience who will head up the Bank's commercial lending, retail lending and retail banking units.

SUMMARY OF FINANCIAL PERFORMANCE

Net Interest Income

Net interest income is the difference between (i) interest income, interest and fees on interest-earning assets, and (ii) interest expense, interest paid on deposits and borrowed funds. Net interest income represents the largest component of FNCB’s operating income and, as such, is the primary determinant of profitability. Net interest income is impacted by variations in the volume, rate and composition of earning assets and interest-bearing liabilities, changes in general market rates and the level of non-performing assets. Interest income is shown on a fully tax-equivalent basis using the corporate statutory tax rate of 21.0% in 2018 and 34% in 2017.

Over the past year, the Federal Open Market Committee (“FOMC”) increased the target rate a total of 100 basis points through four 25-basis point actions, occurring on March 21, 2018, June 13, 2018, September 26, 2018 and December 19, 2018. These actions resulted in corresponding increases in the national prime rate to 5.50% at December 31, 2018 from 4.50% at December 31, 2017. FNCB experienced an increase in loan yields throughout 2018 as compared to 2017, as variable- and adjustable-rate loans repriced upward and new loans were originated at higher interest rates. Throughout 2018, the increase in market interest rates also led to notable increases in funding costs across interest-bearing deposits and borrowed funds.

Tax-equivalent net interest income improved in 2018, increasing $3.2 million to $37.0 million compared to $33.7 million in 2017. The 9.6% increase in tax-equivalent net interest income primarily reflected a $7.0 million increase in tax-equivalent interest income, partially offset by a $3.8 million increase in interest expense. Tax-equivalent interest income in 2018 was positively impacted by significant growth in average earning assets, coupled with increases in the yields earned on taxable loans and investments and interest-earning deposits in other banks. The increase in interest expense largely reflected increases in the rates paid on interest-bearing demand deposits, time deposits, and borrowed funds, coupled with increases in volumes of time deposits and borrowed funds.

Despite the strong growth in average earning assets and tax-equivalent net interest income, FNCB’s tax-equivalent interest margin decreased 1 basis point to 3.22% in 2018 from 3.23% in 2017, as the cost to fund earning assets outpaced the increase in earning asset yields. Tax-equivalent net interest margin, a key measurement used in the banking industry to measure income from earning assets relative to the cost to fund those assets, is calculated by dividing tax-equivalent net interest income by average interest-earning assets. Additionally, rate spread, the difference between the average yield on interest-earning assets shown on a fully tax-equivalent basis and the average cost of interest-bearing liabilities, was 3.07% for the year ended December 31, 2018, a decrease of 6 basis points compared to 3.13% for the year ended December 31, 2017.

Tax-equivalent interest income increased $7.0 million, or 18.2%, to $45.5 million in 2018 from $38.5 million in 2017. The growth in tax-equivalent interest income reflected strong growth in interest-earning assets, which increased $100.7 million, or 9.6% to $1.147 billion in 2018 from $1.046 billion in 2017. Average loans increased $97.4 million, or 13.2%, to $835.7 million in 2018 from $738.3 million, resulting in an increase to tax-equivalent interest income of $4.2 million. In addition, average investments increased $16.5 million, or 5.7%, to $306.5 million in 2018 from $290.0 million in 2017, resulting in an increase to tax-equivalent interest income of $0.5 million. Average interest-bearing deposits in other banks decreased $13.2 million, or 73.4%, to $4.7 million in 2018 from $17.9 million in 2017, resulting in a decrease to tax-equivalent interest income of $0.1 million.  Accompanying the growth in interest-earning assets was a 29-basis point improvement in the tax-equivalent yield on average earning assets to 3.97% in 2018 from 3.68% in 2017. Comparing 2018 and 2017, the tax-equivalent yield earned on the loan portfolio increased 28 basis points, the tax-equivalent yield earned on the investment portfolio increased 11 basis points, and the tax-equivalent yield earned on interest-bearing deposits in other banks increased 88 basis points, contributing $2.1 million, $0.3 million, and $0.1 million, respectively, to the improvement in tax-equivalent interest income.

Increases in interest rates also drove an increase in interest expense of $3.8 million, or 78.7%, to $8.6 million in 2018 from $4.8 million in 2017. Rates paid on interest-bearing deposits increased 27 basis points to 0.71% in 2018 from 0.44% in 2017. The increase in deposit rates was concentrated in interest-bearing demand deposits, which increased 21 basis points to 0.57% in 2018 as compared to 0.36% in 2017 and time deposits, which increased 43 basis points to 1.23% in 2018 as compared to 0.80% in 2017. The increases in rate on interest-bearing demand and time deposits contributed $1.1 million and $1.0 million, respectively, to the increase in interest expense.  The rate paid on savings deposits remained steady at 0.13% for both 2018 and 2017. Additionally, the rate paid on borrowed funds increased 46 basis points to 2.22% in 2018 from 1.76% in 2017, contributing $0.4 million to the overall increase in interest expense.

Average interest-bearing liabilities increased $82.5 million, or 9.4%, to $957.6 million in 2018 from $875.1 million in 2017 and resulted in a $1.3 million increase in interest expense. Specifically, a $38.0 million, or 19.2%, increase in average time deposits to $236.1 million in 2018 from $198.1 million in 2017 was the primary contributor to the $0.3 million increase in interest expense on interest-bearing deposits. Average balances of interest-bearing demand remained steady when comparing 2018 and 2017, increasing by only $0.8 million, or 0.2%, while average savings deposits declined $3.0 million, or 3.0%, comparing the same time periods.  Average borrowed funds increased $46.8 million, or 64.3%, to $119.6 million in 2018 as compared to $72.8 million in 2017, contributing $1.0 million to the increase in interest expense.

Non-accrual loans

The interest income that would have been earned on non-accrual and restructured loans outstanding at December 31, 2018 and 2017 in accordance with their original terms approximated $218 thousand and $157 thousand, respectively. Interest income on impaired loans of $417 thousand and $392 thousand was recognized based on payments received in 2018 and 2017, respectively.

The following table presents the components of net interest income for the three years ended December 31, 2018, 2017 and 2016:

Summary of Net Interest Income

	Year ended December 31,			Year ended December 31,			Year ended December 31,
	2018			2017			2016
	Average		Yield/	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost
ASSETS
Earning assets (2)(3)
Loans-taxable (4)	$783,438	$34,714	4.43%	$697,377	$28,519	4.09%	$682,289	$26,623	3.90%
Loans-tax free (4)	52,251	2,110	4.04%	40,903	1,973	4.82%	46,305	2,076	4.48%
Total loans (1)(2)	835,689	36,824	4.41%	738,280	30,492	4.13%	728,594	28,699	3.94%
Securities-taxable	302,418	8,483	2.81%	288,823	7,798	2.70%	263,624	6,676	2.53%
Securities-tax free	4,087	168	4.11%	1,212	74	6.11%	1,192	70	5.87%
Total securities (1)(5)	306,505	8,651	2.82%	290,035	7,872	2.71%	264,816	6,746	2.55%
Interest-bearing deposits in other banks	4,667	88	1.89%	17,874	180	1.01%	7,089	33	0.47%
Total earning assets	1,146,861	45,563	3.97%	1,046,189	38,544	3.68%	1,000,499	35,478	3.55%
Non-earning assets	84,283			99,993			107,061
Allowance for loan and lease losses	(9,584)			(8,626)			(8,684)
Total assets	$1,221,560			$1,137,556			$1,098,876

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities
Interest-bearing demand deposits	$502,978	2,881	0.57%	$502,170	1,800	0.36%	$435,092	973	0.22%
Savings deposits	98,927	133	0.13%	101,952	136	0.13%	97,188	94	0.10%
Time deposits	236,162	2,911	1.23%	198,143	1,585	0.80%	208,783	1,663	0.80%
Total interest-bearing deposits	838,067	5,925	0.71%	802,265	3,521	0.44%	741,063	2,730	0.37%
Borrowed funds and other interest-bearing liabilities	119,573	2,653	2.22%	72,795	1,279	1.76%	103,239	1,467	1.42%
Total interest-bearing liabilities	957,640	8,578	0.90%	875,060	4,800	0.55%	844,302	4,197	0.50%
Demand deposits	168,313			156,670			148,746
Other liabilities	8,831			10,770			13,263
Shareholders' equity	86,776			95,056			92,565
Total liabilities and shareholders' equity	$1,221,560			$1,137,556			$1,098,876
Net interest income/interest rate spread (6)		36,985	3.07%		33,744	3.13%		31,281	3.05%
Tax equivalent adjustment		(478)			(696)			(730)
Net interest income as reported		$36,507			$33,048			$30,551

Net interest margin (7)			3.22%			3.23%			3.13%

(1)	Interest income is presented on a tax-equivalent basis using a 21% rate for 2018 and a 34% rate for 2017 and 2016.
(2)	Loans are stated net of unearned income.
(3)	Non-accrual loans are included in loans within earning assets.
(4)	Loan fees included in interest income are not significant.
(5)	The yields for securities that are classified as available for sale are based on the average historical amortized cost.
(6)	Interest rate spread represents the difference between the average yield on interest earning assets and the cost of average interest bearing liabilities and is presented on a tax equivalent basis.
(7)	Net interest income as a percentage of total average interest earning assets.

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

Rate Volume Analysis

	For the Year Ended December 31,			For the Year Ended December 31,
	2018 vs. 2017			2017 vs. 2016
	Increase (Decrease) Due to Change in			Increase (Decrease) Due to Change in
(in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loans - taxable	$3,695	$2,500	$6,195	$598	$1,298	$1,896
Loans - tax free	491	(354)	137	(253)	150	(103)
Total loans	4,186	2,146	6,332	345	1,448	1,793
Securities - taxable	375	310	685	663	459	1,122
Securities - tax free	125	(31)	94	1	3	4
Total securities	500	279	779	664	462	1,126
Interest-bearing deposits in other banks	(186)	94	(92)	83	64	147
Total interest income	4,500	2,519	7,019	1,092	1,974	3,066

Interest expense:
Interest-bearing demand deposits	3	1,078	1,081	168	659	827
Savings deposits	(4)	1	(3)	5	37	42
Time deposits	347	979	1,326	(85)	7	(78)
Total interest-bearing deposits	346	2,058	2,404	88	703	791
Borrowed funds and other interest-bearing liabilities	975	399	1,374	(489)	301	(188)
Total interest expense	1,321	2,457	3,778	(401)	1,004	603
Net interest income	$3,179	$62	$3,241	$1,493	$970	$2,463

Provision for Loan and Lease Losses

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

FNCB recorded a provision for loan and lease losses of $2.6 million for the year ended December 31, 2018, an increase of $1.8 million compared to $0.8 million for the year ended December 31, 2017. The increase in the provision for loan and lease losses was due largely to a $1.9 million increase in net charge-offs to $2.1 million in 2018 compared to $0.2 million in 2017. The largest increase in net charge-offs was within the commercial real estate segment, which increased $1.7 million to $1.8 million in 2018 from $0.1 million in 2017, reflecting charge-downs related to two large commercial relationships placed on non-accrual status during 2018. Also contributing to the increase in the provision for loan and lease losses was  growth of $67.1 million in total loans, partially offset by improvement in several qualitative factors in 2018 as compared to 2017.

Non-Interest Income

The following table presents the components of non-interest income for the years ended December 31, 2018 and 2017:

Components of Non-Interest Income

	Year Ended December 31,
(in thousands)	2018	2017
Deposit service charges	$2,885	$2,903
Net (loss) gain on the sale of available-for-sale securities	(4)	1,597
Net loss on equity securities	(27)	-
Net gain on the sale of mortgage loans held for sale	210	304
Net gain on the sale of SBA guaranteed loans	322	79
Net gain on the sale of other repossessed assets	-	47
Net gain on the sale of other real estate owned	31	79
Loan-related fees	390	384
Income from bank-owned life insurance	555	527
Insurance recovery	6,027	-
Other	1,401	1,305
Total non-interest income	$11,790	$7,225

For the year ended December 31, 2018, non-interest income increased $4.6 million, or 63.2%, to $11.8 million compared to $7.2 million for the year ended December 31, 2017. In the fourth quarter of 2018, FNCB, the Bank and Fidelity Deposit Company of Maryland resolved a dispute by entering into a mutual release of all claims, which resulted in FNCB recognizing an insurance recovery after related expenses of $6.0 million, which was the largest contributing factor to the increase in non-interest income. Also positively affecting non-interest income was an increase in net gains on the sale of guaranteed principal balances of loans guaranteed by the SBA of $243 thousand to $322 thousand in 2018 from $79 thousand in 2017, coupled with increases in other income and income from bank-owned life insurance of $96 thousand and $28 thousand, respectively. The increase in other income largely reflected a $74 thousand increase in fees generated from merchant services.

Partially offsetting these increases was a net loss on the sale of available-for-sale securities of $4 thousand during 2018 as compared to a net gain of $1.6 million recorded during 2017.  FNCB also recorded a net loss on equity securities of $27 thousand during 2018.  Net gains on the sale of mortgage loans held for sale decreased by $94 thousand to $210 thousand in 2018 compared to $304 thousand in 2017, due primarily to a reduction in the volume of mortgage loans originated for sale in the secondary market. FNCB recorded a net gain on the sale of OREO of $31 thousand in 2018, a decrease of $48 thousand from $79 thousand in 2017. Additionally, FNCB recorded a net gain on the sale of other repossessed assets of $47 thousand during 2017. There were no sales of other repossessed assets in 2018. Deposit service charges decreased $18 thousand comparing 2018 and 2017, which primarily reflected decreases in non-sufficient fund ("NSF") charges due to more diligent monitoring of overdrawn accounts, partially offset by an increase in commissions received on debit card usage.

Non-Interest Expense

The following table presents the major components of non-interest expense for the years ended December 31, 2018 and 2017:

Components of Non-Interest Expense

	Year Ended December 31,
(in thousands)	2018	2017
Salaries and employee benefits	$14,780	$14,161
Occupancy expense	2,191	2,105
Equipment expense	1,254	1,815
Advertising expense	699	623
Data processing expense	2,799	2,023
Regulatory assessments	861	686
Bank shares tax	636	800
Expense of other real estate owned	257	488
Professional fees	1,028	956
Insurance expense	515	519
Other losses	598	503
Other operating expenses	3,709	3,390
Total non-interest expense	$29,327	$28,069

Non-interest expense totaled $29.3 million in 2018, an increase of $1.2 million, or 4.5%, from $28.1 million in 2017. The increase resulted primarily from increases in data processing expense, salaries and employee benefits, other operating expenses, regulatory assessments, other losses, occupancy expense, advertising expenses and professional fees. Partially mitigating these increases were decreases in equipment expense, expense of other real estate owned, bank shares tax and insurance expense.

Data processing expenses increased $0.8 million, or 38.4%, to $2.8 million in 2018 as compared to $2.0 million in 2017.  The increase is attributable to continuing investments in technology, including the enhancement of check scanning equipment across all branches during 2018, as well as a reallocation of expenses previously categorized as equipment expense. Salaries and employee benefits increased by $0.6 million, or 4.4%, to $14.8 million in 2018 from $14.2 million in 2017, driven primarily by recent staff additions and annual salary and wage performance adjustments.

Other operating expenses increased $0.3 million, or 9.4%, to $3.7 million in 2018 from $3.4 million in 2017. The increase was attributable primarily to FNCB's transition to the Nasdaq Capital Market from the OTCQX for listing its shares of common stock, coupled with increases in telecommunication expenses related to ongoing network improvement projects and an increase in directors' fees related to the addition of three new members to the Board of Directors in September 2017. FNCB also experienced an increase in regulatory assessments of $0.2 million during 2018, which was due largely to balance sheet growth. Also included within other operating expenses was an increase in contributions which qualify for tax credits applicable to bank shares tax, contributing to the decrease in bank shares tax expense of $0.2 million, or 20.5%,  to $0.6 million in 2018 from $0.8 million in 2017.

Other losses were $0.6 million in 2018, an increase of $0.1 million, or 18.9%, from $0.5 million in 2017.  Losses incurred for 2018 include a $0.1 million abandonment charge for building improvements related to the construction of a new branch and a $0.1 million valuation adjustment for a former branch office no longer used for operations and transferred to other real estate owned.  Occupancy expense, advertising expense and professional fee expense experienced increases of $86 thousand, $76 thousand and $72 thousand, respectively, comparing 2018 and 2017.

FNCB experienced a decrease in expenses of other real estate owned of $0.2 million, or 47.3%, to $0.3 million in 2018 as compared to $0.5 million in 2017. The decline was primarily attributable to a reduction in valuation adjustments which decreased to $0.1 million in 2018 compared to $0.3 million in 2017.

Provision for Income Taxes

FNCB recorded income tax expense of $3.1 million in 2018, a decrease of $8.2 million as compared to $11.3 million in 2017. The decrease in income tax expense was due largely to a non-recurring revaluation of deferred tax assets, net of deferred tax liabilities, resulting in a decrease in net deferred tax assets and a corresponding increase in income tax expense of $8.0 million during 2017. Income tax expense was also favorably impacted by a reduction in the statutory corporate tax rate to 21.0% in 2018 from a maximum federal corporate income tax rate of 35% in 2017, partially offset by higher taxable income in 2018 as compared to 2017.

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

Management performed an evaluation of FNCB’s deferred tax assets at December 31, 2018 taking into consideration both positive and negative evidence as of that date.  Based on this evaluation, management believes that FNCB's future taxable income will be sufficient to utilize deferred tax assets.  Accordingly, management concluded that no valuation allowance for deferred tax assets was required at December 31, 2018 and 2017.

FINANCIAL CONDITION

Total assets were $1.238 billion at December 31, 2018, an increase of $75.4 million, or 6.5%, from $1.162 billion at December 31, 2017. The increase in total assets was driven by growth in interest-earning assets, specifically an increase in loans, net of net deferred loan costs and unearned income of $68.5 million, or 8.9%, to $839.1 million at December 31, 2018 from $770.6 million at December 31, 2017. In addition, available-for-sale debt securities increased $6.5 million, or 2.3% to $296.0 million at December 31, 2018 from $289.5 million at December 31, 2017. The asset growth was funded with an increase in total deposits of $93.2 million, or 9.3%, to $1.096 billion at December 31, 2018 from $1.002 billion at December 31, 2017. The increase in deposits was primarily attributable to increases in retail and wholesale time deposits.  Borrowings from the Federal Home Loan Bank of Pittsburgh decreased $26.0 million, or 57.9% to $18.9 million at December 31, 2018 from $44.9 million at December 31, 2017.

Total shareholders’ equity increased $8.0 million, or 9.0%, to $97.2 million at December 31, 2018 from $89.2 million at the end of 2017. The increase in capital resulted primarily from net income in 2018 of $13.3 million, partially offset by a $2.8 million increase in accumulated other comprehensive loss related to depreciation in the fair value of available-for-sale debt securities, net of deferred taxes, and year-to-date 2018 dividends declared of $2.9 million. Dividends declared and paid by FNCB on its common stock totaled $0.17 per share in 2018, an increase of $0.04 per share, or 30.8%, compared to $0.13 per share in 2017. On January 30, 2019, the Board of Directors of FNCB declared a $0.05 per share dividend for the first quarter of 2019, a 25.0% increase over the $0.04 per share dividend declared for the same quarter of 2018. The first quarter 2019 dividend is payable on March 15, 2019 to shareholders of record on March 1, 2019.

Securities

FNCB’s investment securities portfolio provides a source of liquidity needed to meet expected loan demand and interest income to increase profitability. Additionally, the investment securities portfolio is used to meet pledging requirements to secure public deposits and for other purposes. Debt securities are classified as either held-to-maturity or available-for-sale at the time of purchase based on management's intent. Held-to-maturity securities are carried at amortized cost, while available-for-sale securities are carried at fair value, with unrealized holding gains and losses reported as a component of shareholders’ equity in accumulated other comprehensive income (loss), net of tax. At December 31, 2018 and 2017, all debt securities were classified as available-for-sale. Equity securities with readily determinable fair values are carried at fair value, with gains and losses due to fluctuations in market value included in the consolidated statements of income. Securities with limited marketability and/or restrictions, such as FHLB of Pittsburgh stock, are carried at cost. Decisions to purchase or sell investment securities are based upon management’s current assessment of long- and short-term economic and financial conditions, including the interest rate environment and asset/liability management, liquidity and tax-planning strategies.

At December 31, 2018, the investment portfolio was comprised principally of fixed-rate securities issued by U.S. government or U.S. government-sponsored agencies, which include mortgage-backed securities and residential and commercial CMOs, fixed-rate taxable obligations of state and political subdivisions, and corporate debt securities. Except for U.S. government and government-sponsored agencies, there were no securities of any individual issuer that exceeded 10.0% of shareholders’ equity as of December 31, 2018.

Because of the predominantly fixed-rate nature of the portfolio, FNCB’s debt securities are inherently subject to interest rate risk, defined as the risk that an investment’s value will change due to a change in interest rates, in the spread between two rates and in the shape of the yield curve. A security’s value is usually affected inversely by changes in rates. During 2018, short-term U.S. Treasury rates rose steadily due to a more expansionary fiscal and monetary policy. Nearly half of the increases were reversed at December 31, 2018 as U.S. Treasury rates reacted to market volatility. In addition, spreads between short- and long-term rates continued to narrow causing further flattening of the yield curve. The 2-year Treasury rate, which was 1.89% at December 31, 2017, rose 98 basis points to a high of 2.87% at October 31, 2018 before falling 39 basis points to 2.48% at December 31, 2018. Similarly, the 10-year Treasury rate, which was 2.40% at December 31, 2017, increased 75 basis points to 3.15% at October 31, 2018 before falling 46 basis points to close 2018 at 2.69%. The spread between the 2-year and 10-year U.S. Treasury rate, which narrowed 75 basis points in 2017, compressed another 30 basis points from 51 basis points at December 31, 2017 to 21 basis points at December 31, 2018. FNCB reported a net unrealized holding loss on its investment portfolio of $4.5 million, net of income taxes of $1.2 million at December 31, 2018, compared to an unrealized holding loss of $1.7 million, net of income taxes of $0.5 million, at December 31, 2017. Any additional increases in interest rates could result in further depreciation in the fair value of FNCB’s securities portfolio and capital position.

The following table presents the carrying value of available-for-sale debt securities, all of which were classified as available-for-sale and carried at fair value at December 31, 2018, 2017 and 2016:

Composition of the Investment Portfolio

	December 31,
(in thousands)	2018	2017	2016
Available-for-sale debt securities
Obligations of U.S. government agencies	$-	$-	$12,188
Obligations of state and political subdivisions	152,187	145,999	117,873
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	34,207	35,657	18,084
Collateralized mortgage obligations - commercial	73,640	75,418	99,350
Mortgage-backed securities	23,934	22,311	20,576
Private collateralized mortgage obligations	2,913	-	-
Corporate debt securities	4,936	4,058	3,792
Asset-backed securities	1,802	3,086	-
Negotiable certificates of deposit	2,413	2,930	3,216
Total available-for-sale debt securities	$296,032	$289,459	$275,079

Management monitors the investment portfolio regularly and adjusts the investment strategy to reflect changes in liquidity needs, asset/liability strategy and tax-planning requirements. FNCB currently has $30.0 million in net operating loss (“NOL”) carryovers, which it uses to offset any taxable income. Because of this tax position, there is no benefit from holding tax-exempt obligations of state and political subdivisions. Accordingly, management’s actions during recent periods with regard to managing the investment portfolio have reflected current tax-planning initiatives focused on generating sustained taxable income to be able to reduce NOL carryovers.

During 2018, management sold two available-for-sale securities with an aggregate amortized cost of $4.6 million. Gross proceeds received totaled $4.6 million, with net losses of $4 thousand realized upon the sales and included in non-interest income.

Securities purchased during the year ended December 31, 2018 totaled $22.3 million, including $7.9 million in obligations of state and political subdivisions, $5.9 million in CMOs of U.S. government-sponsored agencies, $4.5 million in asset-backed securities, $3.0 million in private collateralized mortgage obligations, and $1.0 million in corporate debt securities. Securities purchased during 2018 had a weighted-average yield of 3.66%.

The following table presents the maturities of available-for-sale debt securities, based on carrying value at December 31, 2018, and the weighted average yields of such securities calculated on the basis of the amortized cost and effective yields weighted for the scheduled maturity of each security. The yields on tax-exempt obligations of states and political subdivisions are presented on a tax-equivalent basis using the federal corporate income tax rate of 21.0%. Because residential, commercial and private collateralized mortgage obligations, mortgage-backed securities and asset-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following summary.

Maturity Distribution of the Investment Portfolio

	December 31, 2018
(dollars in thousands)	Within One Year	> 1 – 5 Years	6-10 Years	Over 10 Years	Collateralized Mortgage Obligations, Mortgage- Backed and Asset-Backed Securities	No Fixed Maturity	Total
Available-for-sale debt securities
Obligations of state and political subdivisions	$-	$71,662	$76,685	$3,840	$-	$-	$152,187
Yield		2.64%	2.86%	3.65%			2.78%
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	-	-	-	-	34,207	-	34,207
Yield					2.86%		2.86%
Collateralized mortgage obligations - commercial	-	-	-	-	73,640	-	73,640
Yield					2.50%		2.50%
Mortgage-backed securities	-	-	-	-	23,934	-	23,934
Yield					2.95%		2.95%
Private collateralized mortgage obligations	-	-	-	-	2,913	-	2,913
Yield					4.30%		4.30%
Corporate debt securities	-	-	4,936	-	-	-	4,936
Yield			6.50%				6.50%
Asset-backed securities	-	-	-	-	1,802	-	1,802
Yield					2.38%		2.38%
Negotiable certificates of deposit	1,726	687	-	-	-	-	2,413
Yield	2.08%	2.31%					2.14%
Total available-for-sale maturities	$1,726	$72,349	$81,621	$3,840	$136,496	$-	$296,032
Weighted average yield	2.08%	2.64%	3.08%	3.65%	2.71%	-%	2.80%

OTTI Evaluation

There was no OTTI recognized during the years ended December 31, 2018 and 2017. For additional information regarding management’s evaluation of securities for OTTI, see Note 4, “Securities” of the notes to consolidated financial statements included in Item 8, “Financial Statement and Supplementary Data” of this Annual Report on Form 10-K.

The following table presents FNCB's investment in restricted securities at December 31, 2018, 2017 and 2016.  Restricted securities have limited marketability and are carried at cost.

	December 31,
(in thousands)	2018	2017	2016
Stock in Federal Home Loan Bank of Pittsburgh	$3,113	$2,753	$3,310
Stock in Atlantic Community Bankers Bank	10	10	10
Total restricted securities, at cost	$3,123	$2,763	$3,320

Management noted no indicators of impairment for the FHLB of Pittsburgh or Atlantic Community Bankers Bank stock at December 31, 2018, 2017 and 2016.

FNCB owns a $1.7 million investment in the common stock of a privately-held bank holding company. The common stock was purchased during 2017 as part of a private placement pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, for offerings not involving any public offering. The common stock of such bank holding company is not currently traded on any established market and is not expected to be traded in the near future on any securities exchange or established over-the-counter market. FNCB has elected to account for this transaction as an investment in an equity security without a readily determinable fair value. An equity security without a readily determinable fair value shall be written down to its fair value if a qualitative assessment indicates that the investment is impaired, with a fair value less than its carrying value. The $1.7 million investment is included in other assets in the consolidated statements of financial condition at December 31, 2018 and 2017. As part of its qualitative assessment, management engaged an independent third party to provide a valuation of this investment as of December 31, 2018, which indicated that the investment was not impaired. Management determined that no adjustment for impairment was required at December 31, 2018.

Loans

FNCB experienced strong demand for its lending products throughout 2018, resulting in an increase in total loans of $67.1 million, or 8.7%, to $835.2 million at December 31, 2018 from $768.1 million at December 31, 2017. The majority of FNCB's major loan categories increased throughout 2018, with the largest increase concentrated in the indirect auto lending portfolio within the consumer loan portfolio, due in part to the addition in late 2017 of a full-time relationship manager for its indirect lending product.

Historically, commercial lending activities have represented a significant portion of FNCB’s loan portfolio. Commercial lending includes commercial and industrial loans, commercial real estate loans and construction, land acquisition and development loans, and represented 52.0% and 56.4% of total loans at December 31, 2018 and December 31, 2017, respectively.

From a collateral standpoint, a majority of FNCB’s loan portfolio consists of loans secured by real estate. Real estate secured loans, which include commercial real estate, construction, land acquisition and development, residential real estate loans and home equity lines of credit (“HELOCs”), increased by $5.9 million, or 1.3%, to $468.1 million at December 31, 2018 from $462.2 million at December 31, 2017. The increase was primarily attributable to the residential real estate segment. Real estate secured loans as a percentage of total gross loans declined to 56.0% at December 31, 2018 as compared to 60.2% at December 31, 2017, as growth in consumer indirect auto loans during 2018 outpaced growth in real estate secured lending.

Commercial and industrial loans increased $0.9 million, or 0.6%, during the year to $151.0 million at December 31, 2018 from $150.1 million at December 31, 2017. Commercial and industrial loans consist primarily of equipment loans, working capital financing, revolving lines of credit and loans secured by cash and marketable securities. Loans secured by commercial real estate increased $1.0 million, or 0.4%, to $262.8 million at December 31, 2018 from $262.8 million at December 31, 2017. Commercial real estate loans include long-term commercial mortgage financing and are primarily secured by first or second lien mortgages. Construction, land acquisition and development loans remained steady, decreasing by only $0.2 million, or 0.8%, during the year to $20.8 million at December 31, 2018, from $21.0 million at December 31, 2017.

Residential real estate loans totaled $164.8 million at December 31, 2018, an increase of $6.8 million, or 4.3%, from $158.0 million at December 31, 2017. The components of residential real estate loans include fixed-rate and variable-rate mortgage loans. HELOCs are not included in this category but are included in consumer loans. FNCB primarily underwrites fixed-rate purchase and refinance of residential mortgage loans for sale in the secondary market to reduce interest rate risk and provide funding for additional loans. Additionally, FNCB offers a “WOW” mortgage product, which is a non-saleable mortgage with maturity terms of 7.5 to 14.5 years, and offers customers an attractive fixed interest rate, low closing costs and a guaranteed 30-day close.

Consumer loans totaled $176.8 million at December 31, 2018, an increase of $42.1 million, or 31.3%, from $134.7 million at December 31, 2018. The growth was largely concentrated within the indirect auto loan portfolio, attributable to the recent hiring of an indirect sales relationship manager as mentioned above, resulting in obtaining new dealer relationships throughout FNCB's market area and enhanced penetration with existing dealers. Loans to state and municipal governments increased $16.5 million, or 38.8%, to $59.0 million at December 31, 2018 from $42.5 million at December 31, 2017, due to ongoing efforts of a dedicated government banking unit.

The following table presents loans receivable, net by major category at December 31, for each of the last five years:

Loan Portfolio Detail

	December 31,
(in thousands)	2018	2017	2016	2015	2014
Residential real estate	$164,833	$158,020	$144,260	$130,696	$122,832
Commercial real estate	262,778	261,783	243,830	245,198	233,473
Construction, land acquisition and development	20,813	20,981	18,357	30,843	18,835
Commercial and industrial	150,962	150,103	150,758	146,826	131,057
Consumer	176,784	134,653	127,844	128,533	122,092
State and political subdivisions	59,037	42,529	43,709	46,056	40,205
Total loans, gross	835,207	768,069	728,758	728,152	668,494
Unearned income	(70)	(80)	(48)	(98)	(98)
Net deferred loan costs	3,963	2,654	2,569	2,662	871
Allowance for loan and lease losses	(9,519)	(9,034)	(8,419)	(8,790)	(11,520)
Loans, net	$829,581	$761,609	$722,860	$721,926	$657,747

The following table presents the maturity distribution and interest rate information of the loan portfolio by major category as of December 31, 2018:

Maturity Distribution of the Loan Portfolio

	December 31, 2018
	Within One	One to Five	Over Five
(in thousands)	Year	Years	Years	Total
Residential real estate	$3,157	$9,256	$152,420	$164,833
Commercial real estate	14,695	28,528	219,555	262,778
Construction, land acquisition and development	4,638	3,442	12,733	20,813
Commercial and industrial	77,890	52,444	20,628	150,962
Consumer	6,168	74,059	96,557	176,784
State and political subdivisions	3,335	18,277	37,425	59,037
Total loans, gross	$109,883	$186,006	$539,318	$835,207

Loans with predetermined interest rates	$14,741	$156,482	$242,637	$413,860
Loans with floating rates	95,142	29,524	296,681	421,347
Total loans, gross	$109,883	$186,006	$539,318	$835,207

Under industry regulations, a concentration is considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. Typically, industry guidelines require disclosure of concentrations of loans exceeding 10.0% of total loans outstanding. FNCB had no such concentrations at December 31, 2018 and 2017. In addition to industry guidelines, FNCB’s internal policy considers a concentration to exist in its loan portfolio if an aggregate loan balance outstanding to borrowers within a specific industry exceeds 25.0% of capital. However, management regularly reviews loans by all industry categories to determine if a potential concentration exists.

The following table presents loans by industry, the percentage to gross loans and indicates concentrations greater than 25.0% of capital at December 31, 2018 and 2017:

Loan Concentrations

	December 31,
	2018		2017
		% of Gross		% of Gross
(dollars in thousands)	Amount	Loans	Amount	Loans
Retail space/shopping centers	$48,021	5.75%	$44,184	5.75%
1-4 family residential investment properties	38,756	4.64%	33,275	4.33%
Physicians	25,379	3.04%	23,431	3.05%
Automobile dealers	19,012	2.28%	22,792	2.97%

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

Management actively manages impaired loans in an effort to mitigate loss to FNCB by working with customers to develop strategies to resolve borrower difficulties, through sale or liquidation of collateral, foreclosure, and other appropriate means. In addition, management monitors employment and economic conditions within FNCB’s market area, as weakening of conditions could result in real estate devaluations and an increase in loan delinquencies, which could negatively impact asset quality and cause an increase in the provision for loan and lease losses. While lagging the state and national unemployment rate, employment conditions in FNCB’s market area improved in 2018 in comparison to year-end 2017. The unemployment rate for the Scranton/Wilkes-Barre/Hazleton Pennsylvania metropolitan area declined to 5.1% for December 2018 from 5.5% for December 2017. However, the unemployment rate for our market area was third highest of all metropolitan areas within the Commonwealth of Pennsylvania and was above the rate for the entire Commonwealth of Pennsylvania of 4.2% and the rate for the United States of 3.9% for December 2018.

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

The following table presents information about non-performing assets and accruing TDRs as of December 31, for each of the last five years:

Non-performing Assets and Accruing TDRs

	December 31,
(dollars in thousands)	2018	2017	2016	2015	2014
Non-accrual loans, including non-accrual TDRs	$4,696	$2,578	$2,234	$3,788	$5,522
Loans past due 90 days or more and still accruing	-	-	-	-	-
Total non-performing loans	4,696	2,578	2,234	3,788	5,522
Other real estate owned	919	1,023	2,048	3,154	2,255
Other non-performing assets	1,900	1,900	2,160	-	-
Total non-performing assets	$7,515	$5,501	$6,442	$6,942	$7,777

Accruing TDRs	$8,457	$9,299	$4,176	$4,982	$5,282
Non-performing loans as a percentage of total loans, gross	0.56%	0.34%	0.31%	0.52%	0.82%

Total non-performing assets increased $2.0 million, or 36.6%, to $7.5 million at December 31, 2018 from $5.5 million at December 31, 2017. The increase was primarily due to an increase in non-accrual loans of $2.1 million, primarily attributable to the two large commercial relationships that were placed on non-accrual status during 2018. FNCB’s ratio of non-performing loans to total gross loans increased to 0.56% at December 31, 2018 from 0.34% at December 31, 2017. FNCB’s ratio of non-performing assets as a percentage of shareholders’ equity was 8.7% at December 31, 2018 from 6.2% at December 31, 2017. Management continues to monitor non-accrual loans, delinquency trends and economic conditions within FNCB’s market area on an on-going basis to proactively address any collection-related issues and mitigate potential losses.

Other non-performing assets at December 31, 2018 and 2017 is comprised solely of a classified account receivable secured by an evergreen letter of credit in the amount of $1.9 million, received in 2011 as part of a settlement agreement for a large construction, land acquisition and development loan for a residential development project in the Pocono region of Monroe County. The project was stalled due to a decline in real estate values in this area following the financial crisis of 2008. The agreement provides for payment to FNCB as real estate building lots are sold. In 2016, management classified this receivable as substandard due to length of holding time and continues to monitor this project closely. To date, no lots have been sold; however, economic development in this market area has recently improved and construction activity including substantial infrastructure, related to this project by the developer has increased.

TDRs at December 31, 2018 and 2017 were $9.2 million and $10.2 million, respectively. Accruing and non-accruing TDRs were $8.5 million and $0.7 million, respectively at December 31, 2018 and $9.3 million and $0.9 million, respectively at December 31, 2017. There were no loans modified as TDRs during 2018.  There were nine loan relationships modified as TDRs during the year ended December 31, 2017, which incorporated a total of sixteen individual loans. There were three loan relationships, comprised of eight commercial real estate loans totaling $5.3 million, and two loan relationships, comprised of four commercial and industrial loans totaling $1.8 million, that were modified under varying forms of forbearance agreements during the year ended December 31, 2017. Additional TDRs included two consumer loans totaling $85 thousand that had their terms extended and delinquent taxes capitalized, as well as two residential real estate loans totaling $190 thousand that had their terms extended. The commercial real estate modifications included a principal forbearance agreement for one loan in the amount of $4.0 million and reductions in required monthly principal payments resulting in balloon payments due at maturity for seven loans to two borrowers aggregating $1.2 million. The four commercial and industrial loan modifications involved the delay of required principal and interest payments for predefined time periods.

The average balance of impaired loans was $11.6 million and $10.9 million for the years ended December 31, 2018 and 2017, respectively. FNCB recognized interest on impaired loans of $417 thousand in 2018 and $392 thousand in 2017.

The following table presents the changes in non-performing loans for the years ended December 31, 2018 and 2017. Loan foreclosures represent recorded investment at time of foreclosure not including the effect of any guarantees:

Changes in Non-performing Loans

	Year ended December 31,
(in thousands)	2018	2017
Balance, January 1	$2,578	$2,234
Loans newly placed on non-accrual	6,262	3,586
Change in loans past due 90 days or more and still accruing	-	-
Loan foreclosures	(112)	(80)
Loans returned to performing status	(38)	(180)
Loans charged-off	(3,110)	(1,399)
Loan payments received	(884)	(1,583)
Balance, December 31	$4,696	$2,578

The additional interest income that would have been earned on non-accrual and restructured loans had the loans been performing in accordance with their original terms approximated $0.2 million for both years ended December 31, 2018 and 2017.

The following table presents accruing loan delinquencies and non-accrual loans as a percentage of gross loans at December 31, 2018 and 2017:

Loan Delinquencies and Non-accrual Loans

	December 31,
	2018	2017
Accruing:
30-59 days	0.32%	0.27%
60-89 days	0.05%	0.11%
90+ days	0.00%	0.00%
Non-accrual	0.56%	0.34%
Total delinquencies	0.93%	0.72%

Total delinquencies as a percent of gross loans increased to 0.93% at December 31, 2018 from 0.72% at December 31, 2017. The most predominant factor contributing to the increase in total delinquencies is an increase in non-accrual loans of $2.1 million, concentrated in the commercial real estate segment.  Loans 30-59 days past due increased to a lesser extent, while loans 60-89 days past due declined.

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

In its evaluation of the ALLL, management considers a variety of qualitative factors including changes in the volume and severity of delinquencies. Management also considers the economic conditions in FNCB’s market area and continues to notice some weakness. As previously mentioned, the unemployment rate for the Scranton-Wilkes-Barre-Hazleton metropolitan area, FNCB’s predominant market area, improved to 5.1% for December 2018 from 5.5% for December 2017. However, unemployment in FNCB’s market continues to rank among the highest as compared to Pennsylvania’s 21 metropolitan areas. Moreover, the improvement in employment conditions for FNCB’s market area lagged behind the improvement in conditions experienced for the entire Commonwealth of Pennsylvania, in which the unemployment rate declined to 4.2% for December 2018 from 4.8% for December 2017. FNCB attempts to mitigate the effects of changes in economic conditions by utilizing industry-recognized underwriting standards.

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

The ALLL equaled $9.5 million at December 31, 2018, an increase of $0.5 million from $9.0 million at December 31, 2017. The increase resulted from a provision for loan and lease losses of $2.6 million for the year ended December 31, 2018, partially offset by net charge-offs of $2.1 million for the same period.

The ALLL consists of both specific and general components. The component of the ALLL that is related to impaired loans that are individually evaluated for impairment, the guidance for which is provided by ASC 310 “Impairment of a Loan” (“ASC 310”), was $0.7 million, or 6.9%, of the total ALLL at December 31, 2018, compared to $0.8 million, or 8.6%, of the total ALLL at December 31, 2017. A general reserve of $8.9 million was established for loans analyzed collectively under ASC 450 “Contingencies” (“ASC 450”), which represented 93.1% of the total ALLL of $9.5 million at December 31, 2018. The ratio of the ALLL to total loans at December 31, 2018 and December 31, 2017 was 1.13% and 1.17%, respectively, based on loans, net of net deferred loan costs and unearned income of $839.1 million and $770.6 million, respectively.

The following table presents an allocation of the ALLL by major loan category and percent of loans in each category to total loans at December 31, for each of the last five years:

Allocation of the ALLL

	December 31,
	2018		2017		2016		2015		2014
(dollars in thousands)	Allowance	Percentage of Loans in Each Category to Total Loans	Allowance	Percentage of Loans in Each Category to Total Loans	Allowance	Percentage of Loans in Each Category to Total Loans	Allowance	Percentage of Loans in Each Category to Total Loans	Allowance	Percentage of Loans in Each Category to Total Loans
Residential real estate	$1,175	19.74%	$1,236	20.58%	$1,171	19.72%	$1,333	17.87%	$1,772	18.35%
Commercial real estate	3,107	31.46%	3,499	34.08%	3,297	33.32%	3,346	33.54%	4,663	34.87%
Construction, land acquisition and development	188	2.49%	209	2.73%	268	2.51%	853	4.22%	665	2.81%
Commercial and industrial	2,552	18.07%	2,340	19.54%	1,736	21.01%	1,205	20.49%	2,104	19.72%
Consumer	2,051	21.17%	1,395	17.53%	1,457	17.47%	1,494	17.58%	1,673	18.24%
State and political subdivisions	417	7.07%	355	5.54%	490	5.97%	485	6.30%	598	6.01%
Unallocated	29	0.00%	-	0.00%	-	0.00%	74	0.00%	45	0.00%
Total	$9,519	100.00%	$9,034	100.00%	$8,419	100.00%	$8,790	100.00%	$11,520	100.00%

The following table presents an analysis of the ALLL by loan category for each of the last five years:

Reconciliation of the ALLL

	For the Year Ended December 31,
(in thousands)	2018	2017	2016	2015	2014
Balance, January 1,	$9,034	$8,419	$8,790	$11,520	$14,017
Charge-offs:
Residential real estate	63	192	153	139	204
Commercial real estate	1,845	159	398	912	-
Construction, land acquisition and development	-	-	-	688	45
Commercial and industrial	97	495	1,107	180	217
Consumer	1,134	603	960	716	922
State and political subdivision	-	-	-	-	-
Total charge-offs	3,139	1,449	2,618	2,635	1,388
Recoveries of charged-off loans:
Residential real estate	135	29	4	58	90
Commercial real estate	42	45	6	307	362
Construction, land acquisition and development	30	480	9	-	3,538
Commercial and industrial	291	360	507	400	262
Consumer	576	381	568	485	508
State and political subdivision	-	-	-	-	-
Total recoveries	1,074	1,295	1,094	1,250	4,760
Net charge-offs (recoveries)	2,065	154	1,524	1,385	(3,372)
Provision (credit) for loan and lease losses	2,550	769	1,153	(1,345)	(5,869)
Balance, December 31	$9,519	$9,034	$8,419	$8,790	$11,520

Ratios:
Net charge-offs (recoveries) as a percentage of average loans	0.25%	0.02%	0.21%	0.20%	(0.51%)

Allowance for loan and lease losses as a percent of gross loans outstanding at period end	1.13%	1.17%	1.15%	1.20%	1.72%

Other Real Estate Owned

At December 31, 2018, there were six properties with an aggregate carrying value of $0.9 million in OREO, compared to five properties with an aggregate balance of $1.0 million at December 31, 2017. During the year ended December 31, 2018, FNCB foreclosed upon one commercial real estate property with a carrying value of $146 thousand. During the year ended December 31, 2017, FNCB foreclosed upon two residential real estate properties with an aggregate carrying value of $125 thousand.

Included in OREO are four properties previously held in bank premises and equipment that were transferred to OREO due to a change in their intended use. The properties include two commercial lots previously held for future expansion, the former Route 315 Pittston branch office located in Luzerne County, Pennsylvania and the former Honesdale Route 6 branch office located in Wayne County, Pennsylvania. The aggregate carrying value of these four properties was $0.7 million and represented 79.2% of OREO at December 31, 2018.

During the year ended December 31, 2018, there were two sales of properties with an aggregate carrying value of $0.4 million. Net gains realized on the sale of these properties was $31 thousand, which is included in non-interest income. There were three sales and one partial sale of properties with an aggregate carrying value of $0.8 million during the twelve months ended December 31, 2017, with net gains realized on the sales of $79 thousand, which is included in non-interest income for the year ended December 31, 2017.

FNCB actively markets OREO properties for sale through a variety of channels including internal marketing and the use of outside brokers/realtors. The carrying value of OREO is generally calculated at an amount not greater than 90% of the most recent fair market appraised value unless specific conditions warrant an exception. A 10% factor is generally used to estimate costs to sell, which is based on typical cost factors, such as 6% broker commission, 1% transfer taxes, and 3% various other miscellaneous costs associated with the sales process. This fair value is updated on an annual basis or more frequently if new valuation information is available. Deterioration in the real estate market could result in additional losses on these properties. Valuation adjustments related to OREO totaled $102 thousand for the year ended December 31, 2018 and is included in expense of other real estate owned in the consolidated statements of income. FNCB incurred valuation adjustments of $322 thousand for the year ended December 31, 2017, of which $307 thousand is included in expense of other real estate owned in the consolidated statements of income.  A $15 thousand valuation adjustment recorded during 2017 was related to an investor loan, and accordingly reduced the liability owed to the investor.

The following table presents the activity in OREO for the years ended December 31, 2018 and 2017:

Activity in OREO

	For the Years Ended December 31,
(in thousands)	2018	2017
Balance, Janauary 1	$1,023	$2,048
Real estate foreclosures	146	125
Transfer from bank premises	291	-
Valuation adjustments	(102)	(322)
Carrying value of OREO sold	(439)	(828)
Balance, December 31	$919	$1,023

The following table presents a distribution of OREO at December 31, for the past five years:

Distribution of OREO

	December 31,
(in thousands)	2018	2017	2016	2015	2014
Land / lots	$436	$516	$641	$785	$1,287
Commercial real estate	438	427	1,380	2342	941
Residential real estate	45	80	27	27	27
Total other real estate owned	$919	$1,023	$2,048	$3,154	$2,255

The expenses related to maintaining OREO, including the subsequent write-downs of the properties related to declines in value since foreclosure, net of any income received, amounted to $0.3 million and $0.5 million for the years ended December 31, 2018 and 2017, respectively.

Deposits

Total deposits increased $93.2 million, or 9.3%, to $1.096 billion at December 31, 2018 from $1.002 billion at December 31, 2017. Interest-bearing deposits increased $112.9 million, or 13.7%, while non-interest-bearing demand deposits decreased $19.7 million, or 11.2%. The increase in interest-bearing deposits primarily reflected growth in time deposits, while the decrease in non-interest-bearing deposits was concentrated in business checking accounts. Retail time deposits increased $30.4 million, or 16.7%, to $213.3 million at December 31, 2018 from $182.9 million at December 31, 2017. At December 31, 2018, FNCB also had $75.8 million of brokered time deposits, an increase of $66.4 million from $9.5 million at December 31, 2017. Interest-bearing demand deposits increased $25.4 million, or 4.8%, to $557.8 million at December 31, 2018 from $532.4 million at December 31, 2017. Specifically, interest-bearing commercial, consumer and public deposits increased by $30.4 million, $6.0 million and $5.4 million, respectively, partly offset by a decrease in money market accounts of $16.4 million when comparing December 31, 2018 and 2017. Partially offsetting these increases was a decrease in savings accounts of $9.3 million, or 9.2%, to $92.1 million at December 31, 2018 from $101.4 million at December 31, 2017.

Non-interest-bearing demand deposits averaged $11.6 million, or 7.4%, higher at $168.3 million in 2018 as compared to $156.7 million in 2017. Interest-bearing deposits averaged $838.1 million in 2018, an increase of $35.8 million, or 4.5%, compared to $802.3 million in 2017. The increase was concentrated in time deposits, which increased $38.1 million, or 19.2%, to $236.2 million in 2018 from $198.1 million in 2017 due primarily to growth in both retail and brokered time deposits. In addition, average demand deposits increased $0.8 million, or 0.2% comparing 2018 and 2017. Partially offsetting these increases was a decrease of $3.0 million, or 1.5%, in average savings deposits to $98.9 million in 2018 from $101.9 million in 2017. FNCB’s deposit funding costs increased 27 basis points, or 61.4%, to 0.71% in 2018 from 0.44% in 2017. Rates on interest-bearing demand and time deposits increased by 21 basis points and 43 basis points, respectively, while rates on savings deposits remained steady at 0.13% comparing 2018 and 2017.

Management recognizes the importance of deposit growth as its primary funding source for loan products and regularly evaluates new products and strategies focused on growing commercial, consumer and municipal deposit relationships.

The average balance of, and the rate paid on, the major classifications of deposits for the past three years are summarized in the following table:

Deposit Distribution

	For the Year Ended December 31,
	2018		2017		2016
	Average		Average		Average
(dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate
Interest-bearing deposits:
Demand	$502,978	0.57%	$502,170	0.36%	$435,092	0.22%
Savings	98,927	0.13%	101,952	0.13%	97,188	0.10%
Time	236,162	1.23%	198,143	0.80%	208,783	0.80%
Total interest-bearing deposits	838,067	0.71%	802,265	0.44%	741,063	0.37%

Non-interest-bearing deposits	168,313		156,670		148,746

Total deposits	$1,006,380		$958,935		$889,809

The following table presents the maturity distribution of time deposits of $100,000 or more at December 31, 2018 and 2017:

Maturity Distribution of Time Deposits $100,000 or More

	December 31,
(in thousands)	2018	2017
3 months or less	$49,056	$30,664
Over 3 through 6 months	13,381	13,006
Over 6 through 12 months	48,273	33,979
Over 12 months	26,069	19,693
Total	$136,779	$97,342

Borrowings

Short-term borrowings generally represent overnight borrowing transactions through the FHLB of Pittsburgh, which provide for short-term funding requirements of FNCB and mature within one business day of the transaction. Short-term borrowings may also include federal funds purchased and borrowings through the Federal Reserve Discount Window, which are considered to be a contingency source of funding. Other than testing its availability for contingency funding planning purposes, FNCB did not purchase any federal funds or borrow from the Federal Reserve Discount Window during the years ended December 31, 2018 and 2017. At December 31, 2018, FNCB had $6.6 million in overnight advances outstanding with the FHLB of Pittsburgh.  FNCB did not have any overnight advances outstanding at December 31, 2017.

Long-term debt is comprised of FHLB of Pittsburgh term advances, subordinated debentures and junior subordinated debentures and totaled $27.6 million at December 31, 2018, a decrease of $32.7 million, or 54.1%, from $60.3 million at December 31, 2017. Term advances through the FHLB of Pittsburgh decreased $32.7 million to $12.3 million at December 31, 2018 from $45.0 million at December 31, 2017. FHLB of Pittsburgh overnight and term advances are collateralized under a blanket pledge agreement, and FNCB is also required to purchase FHLB of Pittsburgh stock based upon the amount of advances outstanding. At December 31, 2018, FNCB’s maximum borrowing capacity with the FHLB of Pittsburgh was $344.9 million, of which $278.5 million was available for borrowing purposes.

On September 1, 2009, FNCB offered only to accredited investors up to $25.0 million principal amount of unsecured subordinated debentures due September 1, 2019 (the "Notes") The Notes had a principal balance of $5.0 million at both December 31, 2018 and 2017. The Notes have a fixed interest rate of 4.50%. Subsequent to December 31, 2018, on January 30, 2019, the Board of Directors of FNCB approved the acceleration of the final $5.0 million principal repayment on the Notes.  The $5.0 million final payment, which was due and payable on September 1, 2019, was paid to Noteholders on February 8, 2019.

FNCB also had $10.3 million of junior subordinated debentures outstanding at December 31, 2018 and 2017. The interest rate on these debentures resets quarterly at a spread of 1.67% above the current 3-month LIBOR rate. The average interest rate paid on the junior subordinated debentures in 2018 was 3.90%, compared to 2.90% in 2017.

Average borrowed funds increased $46.8 million, or 64.3%, to $119.6 million in 2018 from $72.8 million in 2017. The average rate paid for long-term debt increased 46 basis points to 2.22% in 2018 from 1.76% in 2017. The increase in rate on the long-term debt was due to increases in the rates paid on FHLB borrowings and junior subordinated debentures, which directly correlated with the increases in market interest rates throughout 2018. The maximum amount of total borrowings outstanding at any month end during the years ended December 31, 2018 and 2017 were $203.2 million and $97.2 million, respectively.

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

The statements of cash flows present the change in cash and cash equivalents from operating, investing and financing activities. Cash and due from banks and interest-bearing deposits in other banks, which comprise cash and cash equivalents, are FNCB’s most liquid assets.  At December 31, 2018, cash and cash equivalents totaled $36.5 million, a decrease of $1.2 million from $37.7 million at December 31, 2017.

Cash outlays for investing activities used $88.8 million of cash and cash equivalents during the year ended December 31, 2018, which was due largely to net increases in loans to customers of $77.9 million. Additionally, purchases of available-for-sale securities, net of proceeds received from sales, maturities, calls and principal reduction in 2018 used $11.0 million of cash and cash equivalents. Also in 2018, purchases of bank premises and equipment utilized $6.0 million in cash and cash equivalents. Partially offsetting these outflows were cash inflows in 2018 from the sale of SBA guaranteed loans of $6.0 million and proceeds from the sale of OREO of $0.5 million.

Financing activities provided $64.4 million in net cash, which resulted primarily from a $93.2 million net increase in deposits in 2018. Partially offsetting this inflow was net repayments of FHLB of Pittsburgh advances of $26.0 million and $2.9 million in cash dividends paid. Operating activities during 2018 provided net cash of $23.1 million. Operating activities include net income, adjusted for the effects of non-cash transactions including, among others, depreciation and amortization and the provision for loan and lease losses, and is the primary source for the remaining funds from operations. Specifically, in 2018 FNCB recorded net income of $13.3 million and non-cash adjustments to income of $9.8 million.

Management believes that FNCB’s liquidity position is sufficient to meet its cash flow needs as of December 31, 2018. FNCB generally utilizes core deposits as its primary source of liquidity. Core deposits include non-interest-bearing and interest-bearing demand deposits, savings deposits and other time deposits, net of brokered deposits and one-way purchased deposits generated through the Promontory Interfinancial Network, which include time deposits issued under CDARs program and money market and NOW accounts issued through the ICS program. Participating in the Promontory Interfinancial Network programs allows FNCB to service and attract potential high-balance deposits customers who want the security of full-FDIC insurance but want to maintain a local deposit relationship. For 2018, unlike in previous years, reciprocal deposits issued through the Promontory Interfinancial Network program are considered to be core deposits. Core deposits averaged $972.6 million for the year ended December 31, 2018, an increase of $96.5 million, or 11.0%, compared to $876.1 million for the year ended December 31, 2017. The increase in core deposits primarily reflected growth in time deposits, net of brokered deposits and one-way CDARs purchases of $19.4 million and non-interest-bearing demand deposits of $11.5 million.  The inclusion of ICS and CDARs reciprocal deposits for 2018 contributed $33.0 million to the increase in core deposits compared to 2017. In addition to core deposits, FNCB currently utilizes brokered certificates of deposit, certificates of deposits generated through a national listing service, funding through the Promontory Financial Network and advances through the FHLB of Pittsburgh as alternative sources of liquidity. At December 31, 2018, FNCB had available borrowing capacity with the FHLB of Pittsburgh of $278.5 million. In addition, FNCB had $40.0 million in federal fund lines of credit available through correspondent banks at December 31, 2018.

Capital

A strong capital base is essential to the continued growth and profitability of FNCB and is therefore a management priority. Management’s principal capital planning goals are to provide an adequate return to shareholders while retaining a sufficient base from which to provide for future growth, while at the same time complying with applicable regulatory standards. As more fully described in Note 14, “Regulatory Matters” to the notes to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K, regulatory authorities have prescribed specified minimum capital ratios as guidelines for determining capital adequacy to help assure the safety and soundness of financial institutions.

The following schedules present information regarding FNCB’s and the Bank’s risk-based capital at December 31, 2018 and 2017, and selected other capital ratios:

	Company		Bank		Minimum Required For Capital Adequacy Purposes	Minimum Required For Capital Adequacy Purposes with Conservation Buffer	Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations*
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Ratio	Ratio	Ratio
December 31, 2018

Total capital (to risk-weighted assets)	$117,213	12.69%	$112,128	12.17%	8.00%	9.875%	10.00%

Tier I capital (to risk-weighted assets)	105,439	11.42%	102,354	11.11%	6.00%	7.875%	8.00%

Tier I common equity (to risk-weighted assets)	96,692	10.47%	102,354	11.11%	4.50%	6.375%	6.50%

Tier I capital (to average assets)	105,439	8.50%	102,354	8.27%	4.00%	4.000%	5.00%

Total risk-weighted assets	923,441		921,126

Total average assets	1,239,898		1,238,347

	Company		Bank		Minimum Required For Capital Adequacy Purposes	Minimum Required For Capital Adequacy Purposes with Conservation Buffer	Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations*
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Ratio	Ratio	Ratio
December 31, 2017

Total capital (to risk-weighted assets)	$101,135	12.08%	$104,272	12.49%	8.00%	9.25%	10.00%

Tier I capital (to risk-weighted assets)	89,220	10.66%	94,856	11.36%	6.00%	7.25%	8.00%

Tier I common equity (to risk-weighted assets)	81,493	9.74%	94,856	11.36%	4.50%	5.75%	6.50%

Tier I capital (to average assets)	89,220	7.74%	94,856	8.24%	4.00%	4.00%	5.00%

Total risk-weighted assets	837,032		834,959

Total average assets	1,152,776		1,151,539

* Applies to the Bank only.

FNCB’s total regulatory capital increased $16.1 million to $117.2 million at December 31, 2018 from $101.1 million at December 31, 2017. FNCB’s and the Bank’s risk-based capital ratios exceeded the minimum regulatory capital ratios required for adequately capitalized institutions. Based on the most recent notification from its primary regulators, the Bank was categorized as well capitalized at December 31, 2018 and 2017. There are no conditions or events since this notification that management believes have changed this category.

As of December 31, 2018, FNCB had 33,178,629 shares of common stock available for future sale or share dividends. The number of shareholders of record at December 31, 2018 was 1,790. Quarterly market highs and lows, dividends paid and known market makers are highlighted in Part I, Item 5, “Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities” of this Annual Report on Form 10-K. For further discussion of FNCB’s capital requirements and dividend limitations, refer to Note 14, “Regulatory Matters,” of the notes to consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Additionally, FNCB has available 20,000,000 authorized shares of preferred stock. There were no preferred shares issued and outstanding at December 31, 2018 and 2017.

On January 28, 2019, FNCB announced that it had commenced a public offering of its shares of common stock in a firm commitment underwritten offering. Subsequently, on February 8, 2019, FNCB announced the closing of the public offering of 3,285,550 shares of its common stock, which includes 428,550 shares of common stock issued upon the exercise in full of the option to purchase additional shares granted to underwriters, at a public offering price of $7.00 per share, less an underwriting discount of $0.35 per share. FNCB received net proceeds after deducting underwriting discounts and offering expenses of $21.3 million.

FNCB had a Dividend Reinvestment and Optional Cash Purchase Plan (“DRP”), which permitted participants to automatically reinvest cash dividends on all of their shares and to make voluntary cash contributions under the terms of the plan at a discounted price. On April 27, 2016, the Board of Directors approved the reinstatement of the DRP effective June 1, 2016. Previously, the operation of the DRP had been suspended since 2011. Common shares issued under the DRP in 2018 and 2017 totaled 17,050 and 65,240, respectively.

During the years ended December 31, 2018 and 2017, FNCB declared and paid dividends of $0.17 per share and $0.13 per share, respectively. Subsequent to December 31, 2018, on January 30, 2019, FNCB declared a dividend of $0.05 per share of common stock. The dividend is payable on March 15, 2019 to shareholders of record on March 1, 2019.

Off-Balance Sheet Arrangements

In the ordinary course of operations, FNCB engages in a variety of financial transactions that, in accordance with GAAP, are not recorded in our consolidated financial statements or are recorded in amounts that differ from the notional amounts. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions may be used for general corporate purposes or for customer needs. Corporate purpose transactions would be used to help manage credit, interest rate and liquidity risk or to optimize capital. Customer transactions are used to manage customers' requests for funding.

For the year ended December 31, 2018, FNCB did not engage in any off-balance sheet transactions that would have or would be reasonably likely to have a material effect on its consolidated financial condition. For a further discussion of FNCB’s off-balance sheet arrangements, refer to Note 12, “Commitments, Contingencies, and Concentrations” to the notes to the consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.

The following table presents off-balance financial instruments whose contractual amounts represent credit risk at December 31, 2018 and 2017. All of the off-balance sheet financial instruments outstanding at December 31, 2018 expire within one year of their respective contract dates.

Off-Balance Sheet Commitments

	December 31,
(in thousands)	2018	2017
Commitments to extend credit	$181,322	$190,672
Standby letters of credit	15,121	15,994

In order to provide for probable losses inherent in these instruments, FNCB recorded reserves for unfunded commitments of $255 thousand and $381 thousand at December 31, 2018 and 2017, respectively, which were included in other liabilities in the consolidated statements of financial condition.

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

ALCO monitors FNCB’s exposure to changes in net interest income over both a one-year planning horizon and a longer-term strategic horizon. ALCO uses net interest income simulations and economic value of equity (“EVE”) simulations as the primary tools in measuring and managing FNCB’s position and considers balance sheet forecasts, FNCB's liquidity position, the economic environment, anticipated direction of interest rates and FNCB’s earnings sensitivity to changes in these rates in its modeling. In addition, ALCO has established policy tolerance limits for acceptable negative changes in net interest income. Furthermore, as part of its ongoing monitoring, ALCO requires quarterly back testing of modeling results, which involves after-the-fact comparisons of projections with FNCB’s actual performance to measure the validity of assumptions used in the modeling techniques.

Earnings at Risk and Economic Value at Risk Simulations:

Earnings at Risk

Earnings-at-risk simulation measures the change in net interest income and net income under various interest rate scenarios. Specifically, given the current market rates, ALCO looks at “earnings at risk” to determine anticipated changes in net interest income from a base case scenario with scenarios of + 200, +400 and -200 basis points for simulation purposes. The simulation takes into consideration that not all assets and liabilities re-price equally and simultaneously with market rates (i.e., savings rate).

Economic Value at Risk

While earnings-at-risk simulation measures the short-term risk in the balance sheet, economic value (or portfolio equity) at risk measures the long-term risk by finding the net present value of the future cash flows from FNCB’s existing assets and liabilities. ALCO examines this ratio regularly, and given the current rate environment, has utilized rate shocks of +200, +400 and -200 basis points for simulation purposes. Management recognizes that, in some instances, this ratio may contradict the “earnings at risk” ratio.

While ALCO regularly performs a wide variety of simulations under various strategic balance sheet and treasury yield curve scenarios, the following results reflect FNCB’s sensitivity over the subsequent twelve months based on the following assumptions:

●	asset and liability levels as of December 31, 2018 as a starting point;
●	cash flows are based on contractual maturity and amortization schedules with applicable prepayments derived from internal historical data and external sources; and
●	cash flows are reinvested into similar instruments to keep interest-earning asset and interest-bearing liability levels constant.

The following table illustrates the simulated impact of parallel and instantaneous interest rate shocks of +400 basis points, +200 basis points and -200 basis points on net interest income and the change in economic value over a one-year time horizon from the December 31, 2018 levels:

	Rates +200		Rates +400		Rates -200
	Simulation	Policy	Simulation	Policy	Simulation	Policy
	Results	Limit	Results	Limit	Results	Limit
Earnings at risk:
Percent change in net interest income	(9.3)%	(12.5)%	(19.1)%	(20.0)%	(1.1)%	(12.5)%

Economic value at risk:
Percent change in economic value of equity	(3.0)%	(20.0)%	(8.4)%	(35.0)%	(16.8)%	(20.0)%

FNCB was liability rate sensitive at December 31, 2018, as a greater volume of interest-bearing liabilities than interest-earning assets will mature or reprice within a one-year time frame, due to a significant amount of non-maturity, interest-bearing deposit balances at the end of the period. Accordingly, model results at December 31, 2018 indicate that FNCB’s net interest income and economic value of equity are expected to decrease 9.3% and 3.0%, respectively, under a +200-basis point interest rate shock. In comparison, model results at December 31, 2017 indicated net interest income and the economic value of equity were expected to decrease 2.9% and 5.0% given a +200 basis point rate shock. Model results at December 31, 2018 continue to indicate that FNCB is short-term liability sensitive and long-term asset sensitive.

This analysis does not represent a forecast for FNCB and should not be relied upon as being indicative of expected operating results. These simulations are based on numerous assumptions, including but not limited to: the nature and timing of interest rate levels, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment/replacements of asset and liability cash flows, and other factors. While assumptions reflect current economic and local market conditions, FNCB cannot make any assurances as to the predictive nature of these assumptions, including changes in interest rates, customer preferences, competition and liquidity needs, or what actions ALCO might take in responding to these changes.

As previously mentioned, as part of its ongoing monitoring, ALCO requires quarterly back testing of modeling results, which involves after-the-fact comparisons of projections with FNCB’s actual performance to measure the validity of assumptions used in the modeling techniques. As part of its quarterly review, management compared tax-equivalent net interest income recorded for the three months ended December 31, 2018 with tax-equivalent net interest income that was projected for the same three-month period. The variance between actual and projected tax-equivalent net interest income for the three-month period ended December 31, 2018 was $190 thousand or 2.1%. Although the variance was deemed immaterial, ALCO performs a rate/volume analysis between actual and projected results to continue to improve the accuracy of its simulation models.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of
FNCB Bancorp, Inc. and Subsidiaries

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial condition of FNCB Bancorp, Inc. and Subsidiaries (the "Company") as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows, for the years then ended and the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework: (2013) issued by COSO.

Basis for Opinions

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

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/Baker Tilly Virchow Krause, LLP

We have served as the Company’s auditor since 2014.

Wilkes-Barre, Pennsylvania

March 8, 2019

FNCB BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,	December 31,
(in thousands, except share data)	2018	2017
Assets
Cash and cash equivalents:
Cash and due from banks	$26,673	$22,755
Interest-bearing deposits in other banks	9,808	14,991
Total cash and cash equivalents	36,481	37,746
Available-for-sale debt securities, at fair value	296,032	289,459
Equity securities	891	918
Restricted stock, at cost	3,123	2,763
Loans held for sale	820	1,095
Loans, net of allowance for loan and lease losses of $9,519 and $9,034	829,581	761,609
Bank premises and equipment, net	14,425	10,388
Accrued interest receivable	3,614	3,234
Bank-owned life insurance	31,015	30,460
Other real estate owned	919	1,023
Net deferred tax assets	10,693	15,785
Other assets	10,138	7,825
Total assets	$1,237,732	$1,162,305

Liabilities
Deposits:
Demand (non-interest-bearing)	$156,600	$176,325
Interest-bearing	939,029	826,123
Total deposits	1,095,629	1,002,448
Borrowed funds:
Federal Home Loan Bank of Pittsburgh advances	18,930	44,968
Subordinated debentures	5,000	5,000
Junior subordinated debentures	10,310	10,310
Total borrowed funds	34,240	60,278
Accrued interest payable	338	241
Other liabilities	10,306	10,147
Total liabilities	1,140,513	1,073,114

Shareholders' equity
Preferred stock ($1.25 par)
Authorized: 20,000,000 shares at December 31, 2018 and December 31, 2017
Issued and outstanding: 0 shares at December 31, 2018 and December 31, 2017	-	-
Common stock ($1.25 par)
Authorized: 50,000,000 shares at December 31, 2018 and December 31, 2017
Issued and outstanding: 16,821,371 shares at December 31, 2018 and 16,757,963 shares at December 31, 2017	21,026	20,947
Additional paid-in capital	63,547	63,210
Retained earnings	17,186	6,779
Accumulated other comprehensive loss	(4,540)	(1,745)
Total shareholders' equity	97,219	89,191
Total liabilities and shareholders’ equity	$1,237,732	$1,162,305

The accompanying notes to consolidated financial statements are an integral part of these statements.

FNCB BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended December 31,
(in thousands, except share data)	2018	2017
Interest income
Interest and fees on loans	$36,381	$29,821
Interest and dividends on securities:
U.S. government agencies	3,565	3,426
State and political subdivisions, tax-free	133	49
State and political subdivisions, taxable	4,105	3,809
Other securities	813	563
Total interest and dividends on securities	8,616	7,847
Interest on interest-bearing deposits in other banks	88	180
Total interest income	45,085	37,848
Interest expense
Interest on deposits	5,925	3,521
Interest on borrowed funds:
Federal Home Loan Bank of Pittsburgh advances	2,025	599
Subordinated debentures	228	380
Junior subordinated debentures	400	300
Total interest on borrowed funds	2,653	1,279
Total interest expense	8,578	4,800
Net interest income before provision for loan and lease losses	36,507	33,048
Provision for loan and lease losses	2,550	769
Net interest income after provision for loan and lease losses	33,957	32,279
Non-interest income
Deposit service charges	2,885	2,903
Net (loss) gain on the sale of available-for-sale securities	(4)	1,597
Net loss on equity securities	(27)	-
Net gain on the sale of mortgage loans held for sale	210	304
Net gain on the sale of SBA guaranteed loans	322	79
Net gain on the sale of other repossessed assets	-	47
Net gain on the sale of other real estate owned	31	79
Loan-related fees	390	384
Income from bank-owned life insurance	555	527
Insurance recovery	6,027	-
Other	1,401	1,305
Total non-interest income	11,790	7,225
Non-interest expense
Salaries and employee benefits	14,780	14,161
Occupancy expense	2,191	2,105
Equipment expense	1,254	1,815
Advertising expense	699	623
Data processing expense	2,799	2,023
Regulatory assessments	861	686
Bank shares tax	636	800
Expense of other real estate owned	257	488
Professional fees	1,028	956
Insurance expense	515	519
Other losses	598	503
Other operating expenses	3,709	3,390
Total non-interest expense	29,327	28,069
Income before income tax expense	16,420	11,435
Income tax expense	3,071	11,288
Net income	$13,349	$147

Earnings per share
Basic	$0.79	$0.01
Diluted	$0.79	$0.01

Cash dividends declared per common share	$0.17	$0.13
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	16,799,004	16,722,966
Diluted	16,820,753	16,740,288

The accompanying notes to consolidated financial statements are an integral part of these statements.

FNCB BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Year Ended December 31,
(in thousands)	2018	2017
Net income	$13,349	$147
Other comprehensive (loss) income:
Unrealized (losses) gains on securities available for sale	(3,624)	1,752
Taxes	761	(596)
Net of tax amount	(2,863)	1,156

Reclassification adjustment for losses (gains) included in net income	4	(1,597)
Taxes	(1)	543
Net of tax amount	3	(1,054)

Total other comprehensive (loss) income	(2,860)	102

Comprehensive income	$10,489	$249

The accompanying notes to consolidated financial statements are an integral part of these statements.

FNCB BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the Years Ended December 31, 2018 and 2017

					Accumulated
	Number		Additional		Other	Total
	of Common	Common	Paid-in	Retained	Comprehensive	Shareholders'
(in thousands, except share data)	Shares	Stock	Capital	Earnings	(Loss) Income	Equity
Balances, December 31, 2016	16,645,845	$20,807	$62,593	$8,531	$(1,560)	$90,371
Net income for the year	-	-	-	147	-	147
Cash dividends paid, $0.13 per share	-	-	-	(2,176)	-	(2,176)
Reclassification of impact of income tax rate change on unrealized losses on securities available for sale	-	-	-	287	(287)	-
Restricted stock awards	-	-	301	-	-	301
Common shares issued under long-term incentive compensation plan	46,878	58	(58)	-	-	-
Common shares issued through dividend reinvestment/optional cash purchase plan	65,240	82	374	(10)	-	446
Other comprehensive income, net of tax of $53	-	-	-	-	102	102
Balances, December 31, 2017	16,757,963	$20,947	$63,210	$6,779	$(1,745)	$89,191
Net income for the year	-	-	-	13,349	-	13,349
Cash dividends paid, $0.17 per share	-	-	-	(2,857)	-	(2,857)
Reclassification of unrealized loss on equity securities, net of tax	-	-	-	(65)	65	-
Restricted stock awards	-	-	279	-	-	279
Common shares issued under long-term incentive compensation plan	46,358	58	(58)	-	-	-
Common shares issued through dividend reinvestment/optional cash purchase plan	17,050	21	116	(20)	-	117
Other comprehensive loss, net of tax of $760	-	-	-	-	(2,860)	(2,860)
Balances, December 31, 2018	16,821,371	$21,026	$63,547	$17,186	$(4,540)	$97,219

The accompanying notes to consolidated financial statements are an integral part of these statements.

FNCB BANCORP, INC AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
(in thousands)	2018	2017
Cash flows from operating activities:
Net income	$13,349	$147
Adjustments to reconcile net income to net cash provided by operating activities:
Investment securities amortization, net	824	931
Equity in trust	(12)	(9)
Depreciation and amortization	2,968	2,516
Valuation adjustment for loan servicing rights	-	(6)
Stock-based compensation expense	279	301
Provision for loan and lease losses	2,550	769
Valuation adjustment for off-balance sheet commitments	(127)	133
Net loss (gain) on the sale of available-for-sale securities	4	(1,597)
Net loss on equity securities	27	-
Net gain on the sale of mortgage loans held for sale	(210)	(304)
Net gain on the sale of SBA guaranteed loans	(322)	(79)
Net gain on the sale of other real estate owned	(31)	(79)
Valuation adjustment of other real estate owned	102	307
Net gain on the sale of other repossessed assets	-	(47)
Loss on the disposition of bank premises and equipment	328	64
Income from bank-owned life insurance	(555)	(527)
Proceeds from the sale of mortgage loans held for sale	9,819	12,737
Funds used to originate mortgage loans held for sale	(9,334)	(12,932)
Decrease in net deferred tax assets	5,835	11,037
Increase in accrued interest receivable	(380)	(477)
Increase in prepaid expenses and other assets	(2,347)	(138)
Increase (decrease) in accrued interest payable	97	(1)
Decrease in director indemnification liability	(2,553)	-
Increase (decrease) in accrued expenses and other liabilities	2,839	(979)
Total adjustments	9,801	11,620
Net cash provided by operating activities	23,150	11,767

Cash flows from investing activities:
Maturities, calls and principal payments of debt securities available for sale	6,676	8,895
Proceeds from the sale of debt securities available for sale	4,559	132,240
Purchases of debt securities available for sale	(22,256)	(154,686)
(Purchase) redemption of the stock in Federal Home Loan Bank of Pittsburgh	(360)	558
Net increase in loans to customers	(77,924)	(41,519)
Proceeds from the sale of SBA guaranteed loans	6,032	979
Proceeds from the sale of other real estate owned	470	870
Proceeds from the sale of other repossessed assets	-	280
Purchases of bank premises and equipment	(6,015)	(1,093)
Net cash used in investing activities	(88,818)	(53,476)

Cash flows from financing activities:
Net increase (decrease) in deposits	93,181	(12,691)
Net proceeds from Federal Home Loan Bank of Pittsburgh advances - overnight	6,600	-
Proceeds from Federal Home Loan Bank of Pittsburgh advances - term	73,929	59,804
Repayment of Federal Home Loan Bank of Pittsburgh advances - term	(106,567)	(73,373)
Principal reduction on subordinated debentures	-	(5,000)
Proceeds from issuance of common shares, net of discount	117	446
Cash dividends paid	(2,857)	(2,176)
Net cash provided by (used in) financing activities	64,403	(32,990)
Net (decrease) increase in cash and cash equivalents	(1,265)	(74,699)
Cash and cash equivalents at beginning of year	37,746	112,445
Cash and cash equivalents at end of year	$36,481	$37,746

Supplemental cash flow information
Cash paid during the period for:
Interest	$8,481	$4,801
Income taxes	23	210
Other transactions:
Transfer of bank premises and equipment to other real estate owned	291	-
Loans transferred to other real estate owned and repossessed assets	146	80
Change in deferred gain on sale of other real estate owned	-	(7)

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

The Bank provides customary retail and commercial banking services to individuals, businesses and local governments and municipalities through its 16 full-service branch locations within its primary market area, Northeastern Pennsylvania and its limited purpose office (“LPO”) based in Allentown, Lehigh County, Pennsylvania.

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

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements of FNCB are comprised of the accounts of FNCB Bancorp, Inc., and its wholly-owned subsidiary, FNCB Bank, as well as the Bank’s wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The accounting and reporting policies of FNCB conform to accounting principles generally accepted in the United States of America (“GAAP”), Regulation S-X and general practices within the banking industry. Prior period amounts have been reclassified when necessary to conform to the current year’s presentation. Such reclassifications did not have a material impact on the operating results or financial position of FNCB.

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

Securities

FNCB classifies investment securities as either held-to-maturity or available-for-sale at the time of purchase. Investment securities that are classified as held-to-maturity are carried at amortized cost when management has the positive intent and ability to hold them to maturity. Investment securities that are classified as available-for-sale are carried at fair value with unrealized holding gains and losses recognized as a component of shareholders’ equity in accumulated other comprehensive income (loss), net of tax. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the interest method. Realized gains and losses on sales of investment securities are based on amortized cost using the specific identification method on the trade date.

On a quarterly basis, management evaluates individual debt investment securities in an unrealized loss position for other than temporary impairment (“OTTI”). An individual security is considered impaired when its current fair value is less than its amortized cost basis. As part of its evaluation, management considers the following factors, among other things, in determining whether the security’s impairment is other than temporary:

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

Based on current authoritative guidance, when a held-to-maturity or available-for-sale debt security is assessed for OTTI, management must first consider (a) whether management intends to sell the security and (b) whether it is more likely than not that FNCB will be required to sell the security prior to recovery of its amortized cost. If one of these circumstances applies to a security, an OTTI loss is recognized in the statement of income equal to the full amount of the decline in fair value below amortized cost. If neither of these circumstances applies to a security, but FNCB does not expect to recover the entire amortized cost, an OTTI loss has occurred that must be separated into two categories: (a) the amount related to credit loss and (b) the amount related to other factors (such as market risk). In assessing the level of OTTI attributable to credit loss, management compares the present value of cash flows expected to be collected with the amortized cost of the security. The portion of the total OTTI related to credit loss is identified as the amount of principal cash flows not expected to be received over the remaining term of the security as estimated based on cash flow projections discounted at the applicable original yield of the security, and is recognized in earnings, while the amount related to other factors is recognized in other comprehensive income (loss). The total OTTI loss is presented in the statement of income less the portion recognized in other comprehensive income (loss). When a debt security becomes other-than-temporarily impaired, its amortized cost basis is reduced to reflect the portion of the total impairment related to credit loss.

For equity securities, in accordance with Accounting Standards Update ("ASU") 2016-01, Financial Instruments - Overall (Subtopic 825-10): "Recognition and Measurement of Financial Assets and Financial Liabilities" which became effective January 1, 2018, FNCB will prospectively recognize any changes in the fair value of equity securities in the consolidated statements of income.  FNCB recognized losses of $27 thousand for changes in the fair value of equity securities for the year ended December 31, 2018.

Investments in restricted securities have limited marketability, are carried at cost and are evaluated for impairment based on FNCB’s determination of the ultimate recoverability of the par value of the stock. FNCB’s investment in restricted securities, comprised of stock in the Federal Home Loan Bank of Pittsburgh and Atlantic Community Bankers Bank, totaled $3.1 million and $2.8 million at December 31, 2018 and 2017, respectively. Management noted no indicators of impairment for restricted securities at December 31, 2018.

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

Troubled Debt Restructurings

FNCB considers a loan to be a troubled debt restructuring (“TDR”) when it grants a concession to the borrower for legal or economic reasons related to the borrower’s financial difficulties that it would not otherwise consider. Such concessions granted generally involve a reduction of the stated interest rate, an extension of a loan’s stated maturity date, a payment modification under a forbearance agreement, a permanent reduction of the recorded investment in the loan, capitalization of real estate taxes, or a combination of these modifications. Non-accrual TDRs are returned to accrual status if principal and interest payments, under the modified terms, are brought current, are performing under the modified terms for six consecutive months, and management believes that collection of the remaining interest and principal is probable.

Loan Impairment

A loan is considered impaired when it is probable that FNCB will be unable to collect all amounts due (including principal and interest) according to the contractual terms of the note and loan agreement. For purposes of the analysis, all TDRs, loan relationships with an aggregate outstanding balance greater than $100 thousand rated substandard and non-accrual, and loans that are identified as doubtful or loss are considered impaired. Impaired loans are analyzed individually to determine the amount of impairment. For collateral-dependent loans, impairment is measured based on the fair value of the collateral supporting the loans. A loan is determined to be collateral dependent when repayment of the loan is expected to be provided through the liquidation of the collateral held. For impaired loans that are secured by real estate, external appraisals are obtained annually, or more frequently as warranted, to ascertain a fair value so that the impairment analysis can be updated. Should a current appraisal not be available at the time of impairment analysis, other sources of valuation may be used including current letters of intent, broker price opinions or executed agreements of sale. For non-collateral dependent loans, impairment is measured based on the present value of expected future cash flows, net of any deferred fees and costs, discounted at the loan’s original effective interest rate.

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

The ALLL consists primarily of two components, a specific component and a general component. The specific component relates to loans that are classified as impaired. For such loans, an allowance is established when the discounted cash flows, collateral value or observable market price of the impaired loan is lower than the carrying value of that loan. The general component covers all other loans and is based on historical loss experience adjusted by qualitative factors. The general reserve component of the ALLL is based on pools of unimpaired loans segregated by loan segment and risk rating categories of “Pass”, “Special Mention” or “Substandard and Accruing.” Historical loss factors and various qualitative factors are applied based on the risk profile in each risk rating category to determine the appropriate reserve related to those loans. Substandard loans on non-accrual status above the $100 thousand loan relationship threshold and all loans considered TDRs are classified as impaired. Based on its evaluation, management may establish an unallocated component for a respective loan segment (as discussed below) when the actual historical loss experience for that loan segment results in an overall negative historical loss factor.

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

FNCB may also elect to sell the guaranteed principal balance of loans that are guaranteed by the Small Business Administration (“SBA”) and retain the servicing on those loans. For the years ended December 31, 2018 and 2017, FNCB sold the guaranteed principal balance of loans totaling $5.7 million and $0.9 million, respectively.

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

Buildings and improvements (years)	5	to	40
Furniture, fixtures and equipment (years)	2	to	20
Leasehold improvements (years)	3	to	35

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

FNCB files a consolidated Federal income tax return. Under tax sharing agreements, each subsidiary provides for and settles income taxes with FNCB as if it would have filed on a separate return basis. Interest and penalties, if any, as a result of a taxing authority examination are recognized within non-interest expense. FNCB is not currently subject to an audit by any of its tax authorities and with limited exception is no longer subject to federal and state income tax examinations by taxing authorities for years before 2015.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more-likely-than-not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Management determined that FNCB had no liabilities for uncertain tax positions at December 31, 2018 and 2017.

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

Bank-Owned Life Insurance

Bank-owned life insurance (“BOLI”) represents the cash surrender value of life insurance policies on certain current and former directors and officers of FNCB. FNCB purchased the insurance as a tax-deferred investment and future source of funding for liabilities, including the payment of employee benefits such as health care. BOLI is carried in the consolidated statements of financial condition at its cash surrender value. Increases in the cash value of the policies, as well as proceeds received, are recorded in non-interest income. Under some of these policies, the beneficiaries receive a portion of the death benefit. The net present value of the future death benefits scheduled to be paid to the beneficiaries was $111 thousand and $108 thousand at December 31, 2018 and 2017, respectively, and is reflected in other liabilities on the consolidated statements of financial condition.

Fair Value Measurement

FNCB uses fair value measurements to record fair value adjustments to certain financial assets and liabilities and to determine fair value disclosures. Available-for-sale debt securities are recorded at fair value on a recurring basis. Additionally, from time to time, FNCB may be required to recognize adjustments to other assets at fair value on a nonrecurring basis, such as impaired loans, other securities, and OREO.

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

Revenue Recognition

FNCB recognizes revenues as they are earned based on contractual terms, as transactions occur, or as services are provided and collectability is reasonably assured.  FNCB's primary source of revenue is interest income from the Bank's loans and investment securities. FNCB also earns non-interest income from various banking services offered by the Bank as follows:

●

Deposit service charges - include general service fees for monthly account maintenance, account analysis fees, non-sufficient funds fees, wire transfer fees and other deposit account related fees. Revenue is recognized when FNCB’s performance obligation is completed which is generally monthly for account maintenance services or when a transaction has been completed (such as a wire transfer). Payment for service charges on deposit accounts is received immediately or in the following month through a direct charge to customers’ accounts. Also included in deposit service charges is income from ATM surcharges and debit card services income. ATM surcharges are generated when an FNCB cardholder uses a non-FNCB ATM or a non-FNCB cardholder uses an FNCB ATM. Card services income is primarily comprised of interchange fees earned whenever a customer uses an FNCB debit card as payment for goods and/or services through a card payment network such as Mastercard/Visa. FNCB’s performance obligation is satisfied on a daily basis as transactions are processed. FNCB recognizes ATM surcharges and card services income as transactions with merchants are settled, generally on a daily basis.

●

Net gains on the sale of other real estate owned - FNCB records a gain or loss from the sale of OREO when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When FNCB finances the sale of OREO to the buyer, FNCB assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable.  Once these criteria are met, the OREO assets is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer.  In determining the gain or loss on the sale, FNCB adjusts the transaction prices and related gain (loss) on sale if a significant financing component is present.

●

Other income – primarily includes wealth management fee income, merchant services fee income and title insurance revenue. Wealth management fee income represents fees received from a third-party broker-dealer as part of a revenue-sharing agreement for fees earned from customers that we refer to the third party. Merchant services fees represent commissions received from the major payment networks such as VISA/Mastercard on activity generated by customers on their merchant account. Wealth management and merchant services fee income are transactional in nature and are recognized in income monthly when FNCB’s performance obligation is complete, which is generally the time that payment is received. With regard to title insurance revenue, FNCB is a member in a limited liability company that provides title insurance services to customers referred by member financial institutions. In accordance with an operating agreement, the title insurance company makes quarterly discretionary distributions to member institutions on a pro-rata basis based on their respective membership interest percentage at the time of distribution. FNCB’s performance obligation under the operating agreement was satisfied with its capital contribution. There are no future minimum referral quotas required under the operating agreement. FNCB records revenue from quarterly distributions at the time of receipt.

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

New Authoritative Accounting Guidance

ASU 2014-09, Revenue from Contracts with Customers (Topic 606): Section A, “Summary and Amendments That Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs-Contract with Customers (Subtopic 340-40);” Section B, “Conforming Amendments to Other Topics and Subtopics in the Codification and Status Tables;” and Section C, “Background Information and Basis for Conclusions,” provides a robust framework for addressing revenue recognition issues, and replaced almost all existing revenue recognition guidance, including industry specific guidance, in current GAAP. The core principle of ASU 2014-09 is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which FNCB expects to be entitled in exchange for those goods or services. ASU 2014-09 also resulted in enhanced interim and annual disclosures, both qualitative and quantitative, about revenue in order to help financial statement users understand the nature, amount, timing and uncertainty of revenue and related cash flows. ASU 2014-09 establishes a five-step model which entities must follow to recognize revenue and removes inconsistencies and weaknesses in existing guidance. The guidance does not apply to revenue associated with financial instruments, including loans and investment securities that are accounted for under other GAAP, which comprises a significant portion of FNCB’s revenue stream. ASU 2014-09 became effective for FNCB on January 1, 2018. FNCB elected to implement the new guidance using the modified retrospective application, with the cumulative effect recorded as an adjustment to opening retained earnings upon adoption. The adoption of ASU 2014-09 effective January 1, 2018 did not have a material effect on the operating results or financial position of FNCB, and there was no cumulative effect adjustment required to be recorded. Additional disclosure has been added to Note 2 disclosing the composition of the FNCB's primary sources of noninterest revenue.

ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): “Recognition and Measurement of Financial Assets and Financial Liabilities” requires all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under the equity method of accounting or those that result in consolidation of the investee). The amendments in this ASU also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, this ASU eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities and the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public business entities. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017 for public business entities. Accordingly, FNCB adopted this guidance on a prospective basis on January 1, 2018. The adoption resulted in a reclassification from accumulated other comprehensive income to retained earnings in the amount of $65 thousand to reflect the fair value of FNCB’s equity securities, which is included in the consolidated statements of changes in shareholders’ equity. ASU 2016-01 also requires the use of exit prices to measure fair value of financial instruments. Accordingly, we refined the calculation used to determine the disclosed fair value of FNCB’s loans held for investment as part of adopting this standard. The refined calculation did not have a significant impact on FNCB’s fair value disclosures. For more information about fair value disclosures, refer to Note 15, “Fair Value Measurements” to these consolidated financial statements.

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

Accounting Guidance to be Adopted in Future Periods

ASU 2016-02, Leases (Topic 842): “Leases” will require organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement and presentation of expenses and cash flows arising from a lease by the lessee will primarily depend on its classification as a finance or operating lease. However, unlike current GAAP, which requires only capital leases to be recognized on the balance sheet, the new ASU will require both finance and operating leases to be recognized on the balance sheet. ASU 2016-02 will also require disclosures to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. The new disclosures will include both qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. ASU 2016-02 is effective with fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 for public business entities. An entity may adopt the new guidance either by restating prior periods and recording a cumulative effect adjustment at the beginning of the earliest comparative period presented or by recording a cumulative effect adjustment at the beginning of the period of adoption. FNCB adopted this guidance on January 1, 2019 and plans to apply the standard by recording a cumulative effect adjustment at that date. Management performed a comprehensive evaluation of the effect this guidance may have on its operating results or financial position, including working with various business units within the organization and reviewing contractual arrangements for embedded leases in an effort to identify FNCB’s full lease population. Based on management's evaluation, the adoption of ASU 2016-02 will result in FNCB recording an aggregate lease liability and right of use asset of $3.7 million for its operating lease commitments.

ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): “Measurement of Credit Losses on Financial Instruments,” replaces the current loss impairment methodology under GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to form credit loss estimates in an effort to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit. Specifically, the amendments in this ASU will require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The amendments in this update affect entities holding financial assets and net investment in leases that are not accounted for at fair value through net income, including such financial assets as loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. On June 17, 2016, the four, federal financial institution regulatory agencies (the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the National Credit Union Administration and the Office of the Comptroller of the Currency), issued a joint statement to provide information about ASU 2016-13 and the initial supervisory views regarding the implementation of the new standard. The joint statement applies to all banks, savings associations, credit unions and financial institution holding companies, regardless of asset size. The statement details the key elements of, and the steps necessary for, the successful transition to the new accounting standard. In addition, the statement notifies financial institutions that because the appropriate allowance levels are institution-specific amounts, the agencies will not establish benchmark targets or ranges for the change in institutions’ allowance levels upon adoption of the ASU, or for allowance levels going forward. Due to the importance of ASU 2016-13, the agencies encourage financial institutions to begin planning and preparing for the transition and state that senior management, under the oversight of the board of directors, should work closely with staff in their accounting, lending, credit risk management, internal audit, and information technology functions during the transition period leading up to, and well after, adoption. ASU 2016-13 is effective for public business entities that are U.S. Securities and Exchange Commission (“SEC”) filers for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. All entities may adopt the amendments in this ASU earlier as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Accordingly, FNCB will adopt this guidance on January 1, 2020. FNCB has created a Current Expected Credit Loss (“CECL”) task group comprised of members of its finance, credit administration, lending, internal audit, loan operations and information systems units. The CECL task group has become familiar with the provisions of ASU 2016-13 and is in the process of implementing the new guidance, which includes, but is not limited to: (1) identifying segments and sub-segments within the loan portfolio that have similar risk characteristics; (2) determining the appropriate methodology for each segment; (3) implementing changes that are necessary to its core operating system and interfaces to be able to capture appropriate data requirements; and (4) evaluating  qualitative factors and economic to develop appropriate forecasts for integration into the model.  FNCB plans to begin running parallel computations using the current GAAP incurred loss model in the first quarter of 2019. FNCB is currently evaluating the effect this guidance may have on its operating results and/or financial position, including assessing any potential impact on its capital.

ASU 2017-08, Receivables – Nonrefundable Fees and Other Costs (Topic 310): “Premium Amortization on Purchased Callable Debt Securities” requires that the amortization period for certain callable debt securities be shortened to the earliest call date. The amortization of callable securities held at a discount is not affected. ASU 2017-08 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 for public business entities. The adoption of this guidance on January 1, 2019 did not have a material effect on the operating results or financial position of FNCB.

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

ASU 2018-15 Intangibles – Goodwill and Other–Internal-Use Software (Subtopic 350-40): “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract” aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software and hosting arrangements that include an internal-use software license. ASU 2018-15 requires that a customer in a hosting arrangement that is a service contract follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize and which costs to expense, as well as requiring costs that cannot be capitalized to be expensed over the term of the hosting arrangement. ASU 2018-15 is effective for fiscal years beginning after December 15, 2019 for public business entities, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The adoption of this guidance on January 1, 2020 is not expected to have a material effect on the operating results or financial position of FNCB.

Note 3. RESTRICTED CASH BALANCES

FNCB is required to maintain certain average reserve balances as established by the Federal Reserve Bank. The amount of those reserve balances for the reserve computation periods which included December 31, 2018 and 2017 were $1.6 million and $1.8 million, respectively. FNCB satisfied the required reserve balances through the restriction of vault cash and deposits maintained at the Federal Reserve Bank.

In addition, FNCB maintains compensating balances at correspondent banks, most of which are not required, but are used to offset specific charges for services. At December 31, 2018 and 2017, the amount of these balances was $2.8 million and $114 thousand, respectively.

Note 4. SECURITIES

Debt Securities

The following tables present the amortized cost, gross unrealized gains and losses, and the fair value of FNCB’s available-for-sale debt securities at December 31, 2018 and 2017:

	December 31, 2018
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(in thousands)	Cost	Gains	Losses	Value
Available-for-sale debt securities:
Obligations of state and political subdivisions	$154,268	$214	$2,295	$152,187
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	35,147	6	946	34,207
Collateralized mortgage obligations - commercial	76,038	-	2,398	73,640
Mortgage-backed securities	24,165	47	278	23,934
Private collateralized mortgage obligations	2,908	7	2	2,913
Corporate debt securities	5,000	14	78	4,936
Asset-backed securities	1,825	-	23	1,802
Negotiable certificates of deposit	2,428	-	15	2,413
Total available-for-sale debt securities	$301,779	$288	$6,035	$296,032

	December 31, 2017
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(in thousands)	Cost	Gains	Losses	Value
Available-for-sale debt securities:
Obligations of state and political subdivisions	$146,812	$567	$1,380	$145,999
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	36,100	73	516	35,657
Collateralized mortgage obligations - commercial	76,396	-	978	75,418
Mortgage-backed securities	22,254	174	117	22,311
Corporate debt securities	4,000	58	-	4,058
Asset-backed securities	3,100	3	17	3,086
Negotiable certificates of deposit	2,924	6	-	2,930
Total available-for-sale debt securities	$291,586	$881	$3,008	$289,459

Except for securities of U.S. government and government-sponsored agencies, there were no securities of any individual issuer that exceeded 10.0% of shareholders’ equity at December 31, 2018 or 2017.

The following table presents the maturity information of FNCB’s available-for-sale debt securities at December 31, 2018. Expected maturities will differ from contractual maturity because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Because collateralized mortgage obligations, mortgage-backed securities and asset-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary.

	December 31, 2018
	Available-for-Sale
	Amortized	Fair
(in thousands)	Cost	Value
Amounts maturing in:
One year or less	$1,734	$1,726
After one year through five years	72,902	72,349
After five years through ten years	83,018	81,621
After ten years	4,042	3,840
Asset-backed securities	1,825	1,802
Collateralized mortgage obligations	114,093	110,760
Mortgage-backed securities	24,165	23,934
Total	$301,779	$296,032

The following table presents the gross proceeds received and gross realized gains and losses on sales and redemptions of available-for-sale securities for the years ended December 31, 2018 and 2017.

	Year Ended December 31,
(in thousands)	2018	2017
Available-for-sale debt securities:
Gross proceeds received on sales	$4,559	$132,240
Gross proceeds received on redemptions	-	1,500
Gross realized gains	-	1,673
Gross realized losses	(4)	(76)

The following tables present the number of, fair value and gross unrealized losses of available-for-sale debt securities with unrealized losses at December 31, 2018 and 2017, aggregated by investment category and length of time the securities have been in an unrealized loss position.

	December 31, 2018
	Less than 12 Months			12 Months or Greater			Total
	Number		Gross	Number		Gross	Number		Gross
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
(dollars in thousands)	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Obligations of state and political subdivisions	3	$7,154	$205	109	$112,563	$2,090	112	$119,717	$2,295
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	-	-	-	14	31,414	946	14	31,414	946
Collateralized mortgage obligations - commercial	-	-	-	25	73,640	2,398	25	73,640	2,398
Mortgage-backed securities	1	52	-	6	10,294	278	7	10,346	278
Private collateralized mortgage obligations	1	950	2	-	-	-	1	950	2
Corporate debt securities	2	2,922	78	-	-	-	2	2,922	78
Asset-backed securities	1	369	2	1	1,433	21	2	1,802	23
Negotiable certificates of deposit	3	740	3	7	1,673	12	10	2,413	15
Total	11	$12,187	$290	162	$231,017	$5,745	173	$243,204	$6,035

	December 31, 2017
	Less than 12 Months			12 Months or Greater			Total
	Number		Gross	Number		Gross	Number		Gross
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
(dollars in thousands)	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Obligations of state and political subdivisions	56	$65,056	$497	26	$24,595	$883	82	$89,651	$1,380
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	10	24,686	516	1	53	-	11	24,739	516
Collateralized mortgage obligations - commercial	22	64,344	672	2	10,076	306	24	74,420	978
Mortgage-backed securities	4	8,454	56	2	2,058	61	6	10,512	117
Private collateralized mortgage obligations	-	-	-	-	-	-	-	-	-
Corporate debt securities	-	-	-	-	-	-	-	-	-
Asset-backed securities	1	2,443	17	-	-	-	1	2,443	17
Negotiable certificates of deposit	1	247	-	-	-	-	1	247	-
Total	94	$165,230	$1,758	31	$36,782	$1,250	125	$202,012	$3,008

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

There were 173 securities in an unrealized loss position at December 31, 2018, including 46 securities issued by a U.S. government or government-sponsored agency, 112 obligations of state and political subdivisions, 10 negotiable certificates of deposit, 2 asset-backed securities, 2 corporate debt securities and one private collateralized mortgage obligation. Management performed a review of all securities in an unrealized loss position as of December 31, 2018 and determined that movements in the fair values of the securities were consistent with changes in market interest rates. In addition, as part of its review, management noted that there was no material change in the credit quality of any of the issuers or any other event or circumstance that may cause a significant adverse effect on the fair value of these securities. Moreover, to date, FNCB has received all scheduled principal and interest payments and expects to fully collect all future contractual principal and interest payments on all securities in an unrealized loss position at December 31, 2018. FNCB does not intend to sell the securities nor is it more likely than not that it will be required to sell the securities, prior to recovery of their amortized cost. Based on the results of its review and considering the attributes of these debt securities, management concluded that the individual unrealized losses were temporary and OTTI did not exist at December 31, 2018.

Equity Securities

FNCB’s investment in equity securities consists entirely of a mutual fund investment comprised of one- to four-family residential mortgage-backed securities collateralized by properties within FNCB’s geographical market. At December 31, 2018, this mutual fund had an amortized cost of $1.0 million and an unrealized loss of $109 thousand, resulting in a fair value of $891 thousand. In accordance with ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): “Recognition and Measurement of Financial Assets and Financial Liabilities” which became effective January 1, 2018, FNCB will recognize any changes in the fair value of this equity security in the consolidated statements of income on a prospective basis. As a result of the adoption of this new accounting guidance on January 1, 2018, FNCB recorded a one-time reclassification between retained earnings and accumulated other comprehensive loss for the unrealized loss on this mutual fund, net of taxes, of $65 thousand. During the year ended December 31, 2018, the fair value of this equity security declined by $27 thousand, which is included in net loss on equity securities in the consolidated statements of income. The following table presents unrealized and realized gains and losses recognized in net income on equity securities for the year ended December 31, 2018.

For the Year Ended December 31,
(in thousands)	2018
Net losses recognized on equity securities	$(27)
Less: net gains (losses) recognized on equity securities sold	-
Unrealized losses on equity securities held	$(27)

Restricted Securities

The following table presents FNCB's investment in restricted securities at December 31, 2018 and 2017.  Restricted securities have limited marketability and are carried at cost.

	December 31,
(in thousands)	2018	2017
Stock in Federal Home Loan Bank of Pittsburgh	$3,113	$2,753
Stock in Atlantic Community Bankers Bank	10	10
Total restricted securities, at cost	$3,123	$2,763

Management noted no indicators of impairment for the Federal Home Loan Bank ("FHLB") of Pittsburgh or Atlantic Community Bankers Bank stock at December 31, 2018 and 2017.

Equity Securities without Readily Determinable Fair Values

FNCB owns a $1.7 million investment in the common stock of a privately-held bank holding company. The common stock was purchased during 2017 as part of a private placement pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended for offerings not involving any public offering. The common stock of such bank holding company is not currently traded on any established market and is not expected to be traded in the near future on any securities exchange or established over-the-counter market. FNCB has elected to account for this transaction as an investment in an equity security without a readily determinable fair value. An equity security without a readily determinable fair value shall be written down to its fair value if a qualitative assessment indicates that the investment is impaired and the fair value of the investment is less than its carrying value. The $1.7 million investment is included in other assets in the consolidated statements of financial condition at December 31, 2018 and 2017. As part of its qualitative assessment, management engaged an independent third party to provide a valuation of this investment as of December 31, 2018, which indicated that the investment was not impaired. Management determined that no adjustment for impairment was required at December 31, 2018.

Note 5. LOANS

The following table summarizes loans receivable, net, by category at December 31, 2018 and 2017:

	December 31,
(in thousands)	2018	2017
Residential real estate	$164,833	$158,020
Commercial real estate	262,778	261,783
Construction, land acquisition and development	20,813	20,981
Commercial and industrial	150,962	150,103
Consumer	176,784	134,653
State and political subdivisions	59,037	42,529
Total loans, gross	835,207	768,069
Unearned income	(70)	(80)
Net deferred loan costs	3,963	2,654
Allowance for loan and lease losses	(9,519)	(9,034)
Loans, net	$829,581	$761,609

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

FNCB originates one- to four-family mortgage loans for sale in the secondary market. During the years ended December 31, 2018 and 2017, one- to four-family mortgages sold on the secondary market were $9.6 million and $12.4 million, respectively. Net gains on the sale of residential mortgage loans were $210 thousand in 2018 and $304 thousand in 2017. FNCB retains servicing rights on mortgages sold in the secondary market. At December 31, 2018 and December 31, 2017, there were $820 thousand and $1.1 million in one- to four-family residential mortgage loans held for sale, respectively.

During the years ended December 31, 2018 and 2017, FNCB sold the guaranteed principal balance of loans that were guaranteed by the Small Business Administration (“SBA”) totaling $5.7 million and $0.9 million, respectively. Net gains realized upon the sales, included in non-interest income, totaled $322 thousand in 2018 and $79 thousand in 2017. FNCB has retained the servicing rights on these loans. The unpaid principal balance of loans serviced for others, including residential mortgages and SBA-guaranteed loans were $108.4 million and $103.0 million at December 31, 2018 and 2017, respectively.

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

(1)

Specific allowances are established for impaired loans, which FNCB defines as all loan relationships with an aggregate outstanding balance greater than $100 thousand rated substandard and on non-accrual, loans rated doubtful or loss, and all TDRs. The amount of impairment provided for as an allowance is represented by the deficiency, if any, between the carrying value of the loan and either (a) the present value of expected future cash flows discounted at the loan’s effective interest rate, (b) the loan’s observable market price, or (c) the fair value of the underlying collateral, less estimated costs to sell, for collateral dependent loans. Impaired loans that have no impairment losses are not considered in the establishment of general valuation allowances as described below. If management determines that collection of the impairment amount is remote, a charge-off will be recorded for the impairment amount.

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

The following tables present, by loan category, the activity in the ALLL and the allocation of the ALLL and related loan balance disaggregated based on impairment methodology at December 31, 2018 and 2017.

Allowance for Loan and Lease Losses by Loan Category
December 31, 2018
(in thousands)	Residential Real Estate	Commercial Real Estate	Construction, Land Acquisition and Development	Commercial and Industrial	Consumer	State and Political Subdivisions	Unallocated	Total
Allowance for loan losses:
Beginning balance, January 1, 2018	$1,236	$3,499	$209	$2,340	$1,395	$355	$-	$9,034
Charge-offs	(63)	(1,845)	-	(97)	(1,134)	-	-	(3,139)
Recoveries	135	42	30	291	576	-	-	1,074
Provisions (credits)	(133)	1,411	(51)	18	1,214	62	29	2,550
Ending balance, December 31, 2018	$1,175	$3,107	$188	$2,552	$2,051	$417	$29	$9,519

Specific reserve	$14	$41	$-	$600	$2	$-	$-	$657

General reserve	$1,161	$3,066	$188	$1,952	$2,049	$417	$29	$8,862

Loans receivable:
Individually evaluated for impairment	$1,847	$9,408	$82	$697	$383	$-	$-	$12,417
Collectively evaluated for impairment	162,986	253,370	20,731	150,265	176,401	59,037	-	822,790
Total loans, gross at December 31, 2018	$164,833	$262,778	$20,813	$150,962	$176,784	$59,037	$-	$835,207

Allowance for Loan and Lease Losses by Loan Category
December 31, 2017
(in thousands)	Residential Real Estate	Commercial Real Estate	Construction, Land Acquisition and Development	Commercial and Industrial	Consumer	State and Political Subdivisions	Unallocated	Total
Allowance for loan losses:
Beginning balance, January 1, 2017	$1,171	$3,297	$268	$1,736	$1,457	$490	$-	$8,419
Charge-offs	(192)	(159)	-	(495)	(603)	-	-	(1,449)
Recoveries	29	45	480	360	381	-	-	1,295
Provisions (credits)	228	316	(539)	739	160	(135)	-	769
Ending balance, December 31, 2017	$1,236	$3,499	$209	$2,340	$1,395	$355	$-	$9,034

Specific reserve	$33	$138	$-	$600	$2	$-	$-	$773

General reserve	$1,203	$3,361	$209	$1,740	$1,393	$355	$-	$8,261

Loans receivable:
Individually evaluated for impairment	$1,902	$8,164	$85	$795	$395	$-	$-	$11,341
Collectively evaluated for impairment	156,118	253,619	20,896	149,308	134,258	42,529	-	756,728
Total loans, gross at December 31, 2017	$158,020	$261,783	$20,981	$150,103	$134,653	$42,529	$-	$768,069

Credit Quality Indicators – Commercial Loans

Management continuously monitors and evaluates the credit quality of FNCB’s commercial loans by regularly reviewing certain credit quality indicators. Management utilizes credit risk ratings as the key credit quality indicator for evaluating the credit quality of FNCB’s loan receivables.

FNCB’s commercial loan classification and credit grading processes are part of the lending, underwriting, and credit administration functions to ensure an ongoing assessment of credit quality. FNCB maintains a formal, written loan classification and credit grading system that includes a discussion of the factors used to assign appropriate classifications of credit grades to loans. The risk grade groupings provide a mechanism to identify risk within the loan portfolio and provide management and the board of directors with periodic reports by risk category. The process also identifies groups of loans that warrant the special attention of management. Accurate and timely loan classification and credit grading is a critical component of loan portfolio management. Loan officers are required to review their loan portfolio risk ratings regularly for accuracy. In addition, the credit risk ratings play an important role in the loan review function, as well as the establishment and evaluation of the provision for loan and lease losses and the ALLL.

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

8. Substandard - Non-Accrual

9. Doubtful

10. Loss

This analysis is performed on a quarterly basis using the following definitions for risk ratings:

Pass – Assets rated 1 through 5 are considered pass ratings. These assets show no current or potential problems and are considered fully collectible. All such loans are evaluated collectively for ALLL calculation purposes. However, accruing loans restructured under a TDR that have been performing for an extended period, do not represent a higher risk of loss, and have been upgraded to a pass rating are evaluated individually for impairment.

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

The following tables present the recorded investment in loans receivable by loan category and credit quality indicator at December 31, 2018 and 2017:

Credit Quality Indicators
December 31, 2018
	Commercial Loans						Other Loans
		Special				Subtotal	Accruing	Non-accrual	Subtotal	Total
	Pass	Mention	Substandard	Doubtful	Loss	Commercial	Loans	Loans	Other	Loans
Residential real estate	$33,573	$291	$154	$-	$-	$34,018	$130,132	$683	$130,815	$164,833
Commercial real estate	250,674	1,858	10,246	-	-	262,778	-	-	-	262,778
Construction, land acquisition and development	17,704	-	757	-	-	18,461	2,352	-	2,352	20,813
Commercial and industrial	137,888	4,193	2,448	-	-	144,529	6,421	12	6,433	150,962
Consumer	2,024	-	-	-	-	2,024	174,373	387	174,760	176,784
State and political subdivisions	57,345	1,665	27	-	-	59,037	-	-	-	59,037
Total	$499,208	$8,007	$13,632	$-	$-	$520,847	$313,278	$1,082	$314,360	$835,207

Credit Quality Indicators
December 31, 2017
	Commercial Loans						Other Loans
		Special				Subtotal	Accruing	Non-accrual	Subtotal	Total
	Pass	Mention	Substandard	Doubtful	Loss	Commercial	Loans	Loans	Other	Loans
Residential real estate	$27,186	$421	$62	$-	$-	$27,669	$129,887	$464	$130,351	$158,020
Commercial real estate	245,779	2,461	13,543	-	-	261,783	-	-	-	261,783
Construction, land acquisition and development	18,280	330	6	-	-	18,616	2,365	-	2,365	20,981
Commercial and industrial	142,019	479	1,597	-	-	144,095	6,008	-	6,008	150,103
Consumer	1,731	-	34	-	-	1,765	132,584	304	132,888	134,653
State and political subdivisions	42,040	-	396	-	-	42,436	93	-	93	42,529
Total	$477,035	$3,691	$15,638	$-	$-	$496,364	$270,937	$768	$271,705	$768,069

Included in loans receivable are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The recorded investment in these non-accrual loans was $4.7 million at December 31, 2018 and $2.6 million at December 31, 2017. Generally, loans are placed on non-accrual status when they become 90 days or more delinquent. Once a loan is placed on non-accrual status it remains on non-accrual status until it has been brought current, has six months of performance under the loan terms, and factors indicating reasonable doubt about the timely collection of payments no longer exists. Therefore, loans may be current in accordance with their loan terms, or may be less than 90 days delinquent and still be on a non-accrual status. There were no loans past due 90 days or more and still accruing at December 31, 2018 and 2017.

The following tables present the delinquency status of past due and non-accrual loans at December 31, 2018 and 2017:

	December 31, 2018
	Delinquency Status
	0-29 Days	30-59 Days	60-89 Days	>/= 90 Days
(in thousands)	Past Due	Past Due	Past Due	Past Due	Total
Performing (accruing) loans:
Residential real estate	$163,690	$319	$136	$-	$164,145
Commercial real estate	259,904	-	-	-	259,904
Construction, land acquisition and development	20,813	-	-	-	20,813
Commercial and industrial	150,108	87	20	-	150,215
Consumer	173,890	2,221	286	-	176,397
State and political subdivisions	59,037	-	-	-	59,037
Total performing (accruing) loans	827,442	2,627	442	-	830,511

Non-accrual loans:
Residential real estate	443	-	136	109	688
Commercial real estate	1,061	-	-	1,813	2,874
Construction, land acquisition and development	-	-	-	-	-
Commercial and industrial	677	50	-	20	747
Consumer	91	61	74	161	387
State and political subdivisions	-	-	-	-	-
Total non-accrual loans	2,272	111	210	2,103	4,696
Total loans receivable	$829,714	$2,738	$652	$2,103	$835,207

	December 31, 2017
	Delinquency Status
	0-29 Days	30-59 Days	60-89 Days	>/= 90 Days
(in thousands)	Past Due	Past Due	Past Due	Past Due	Total
Performing (accruing) loans:
Residential real estate	$156,701	$793	$-	$-	$157,494
Commercial real estate	260,276	70	473	-	260,819
Construction, land acquisition and development	20,954	27	-	-	20,981
Commercial and industrial	149,046	185	88	-	149,319
Consumer	133,034	1,028	287	-	134,349
State and political subdivisions	42,529	-	-	-	42,529
Total performing (accruing) loans	762,540	2,103	848	-	765,491

Non-accrual loans:
Residential real estate	342	63	-	120	525
Commercial real estate	-	-	-	964	964
Construction, land acquisition and development	-	-	-	-	-
Commercial and industrial	750	-	-	35	785
Consumer	25	92	53	134	304
State and political subdivisions	-	-	-	-	-
Total non-accrual loans	1,117	155	53	1,253	2,578
Total loans receivable	$763,657	$2,258	$901	$1,253	$768,069

The following tables present a distribution of the recorded investment, unpaid principal balance and the related allowance for FNCB’s impaired loans, which have been analyzed for impairment under ASC 310, at December 31, 2018 and 2017. Non-accrual loans, other than TDRs, with balances less than the $100 thousand loan relationship threshold are not evaluated individually for impairment and accordingly, are not included in the following tables. However, these loans are evaluated collectively for impairment as homogeneous pools in the general allowance under ASC Topic 450. Total non-accrual loans, other than TDRs, with balances less than the $100 thousand loan relationship threshold that were evaluated under ASC Topic 450 amounted to $0.7 million at both December 31, 2018 and 2017.

	December 31, 2018
	Recorded	Unpaid Principal	Related
(in thousands)	Investment	Balance	Allowance
With no allowance recorded:
Residential real estate	$313	$375	$-
Commercial real estate	7,149	8,795	-
Construction, land acquisition and development	82	82	-
Commercial and industrial	-	-	-
Consumer	26	28	-
State and political subdivisions	-	-	-
Total impaired loans with no related allowance recorded	7,570	9,280	-

With a related allowance recorded:
Residential real estate	1,534	1,534	14
Commercial real estate	2,259	2,259	41
Construction, land acquisition and development	-	-	-
Commercial and industrial	697	697	600
Consumer	357	357	2
State and political subdivisions	-	-	-
Total impaired loans with a related allowance recorded	4,847	4,847	657

Total of impaired loans:
Residential real estate	1,847	1,909	14
Commercial real estate	9,408	11,054	41
Construction, land acquisition and development	82	82	-
Commercial and industrial	697	697	600
Consumer	383	385	2
State and political subdivisions	-	-	-
Total impaired loans	$12,417	$14,127	$657

	December 31, 2017
	Recorded	Unpaid Principal	Related
(in thousands)	Investment	Balance	Allowance
With no allowance recorded:
Residential real estate	$190	$216	$-
Commercial real estate	5,174	5,295	-
Construction, land acquisition and development	85	85	-
Commercial and industrial	21	53	-
Consumer	30	30	-
State and political subdivisions	-	-	-
Total impaired loans with no related allowance recorded	5,500	5,679	-

With a related allowance recorded:
Residential real estate	1,712	1,751	33
Commercial real estate	2,990	2,990	138
Construction, land acquisition and development	-	-	-
Commercial and industrial	774	774	600
Consumer	365	365	2
State and political subdivisions	-	-	-
Total impaired loans with a related allowance recorded	5,841	5,880	773

Total of impaired loans:
Residential real estate	1,902	1,967	33
Commercial real estate	8,164	8,285	138
Construction, land acquisition and development	85	85	-
Commercial and industrial	795	827	600
Consumer	395	395	2
State and political subdivisions	-	-	-
Total impaired loans	$11,341	$11,559	$773

The following table presents the average balance of, and interest income recognized on, impaired loans summarized by loan category for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018		2017
	Average	Interest	Average	Interest
(in thousands)	Balance	Income (1)	Balance	Income (1)
Residential real estate	$1,827	$83	$2,017	$84
Commercial real estate	8,580	311	7,391	276
Construction, land acquisition and development	83	5	104	4
Commercial and industrial	759	1	1,028	15
Consumer	388	17	363	13
State and political subdivisions	-	-	-	-
Total impaired loans	$11,637	$417	$10,903	$392

(1) Interest income represents income recognized on performing TDRs.

The additional interest income that would have been earned on non-accrual and restructured loans had these loans performed in accordance with their original terms approximated $0.2 million for the each of the years ended December 31, 2018 and 2017.

Troubled Debt Restructured Loans

TDRs at December 31, 2018 and 2017 were $9.2 million and $10.2 million, respectively. Accruing and non-accruing TDRs were $8.5 million and $0.7 million, respectively at December 31, 2018 and $9.3 million and $0.9 million, respectively at December 31, 2017. Approximately $651 thousand and $750 thousand in specific reserves have been established for TDRs as of December 31, 2018 and 2017, respectively. FNCB was not committed to lend additional funds to any loan classified as a TDR at December 31, 2018 and 2017.

The modification of the terms of loans classified as TDRs  may include one or a combination of the following, among others: a reduction of the stated interest rate of the loan, an extension of the maturity date, capitalization of real estate taxes, a payment modification under a forbearance agreement, or a permanent reduction of the recorded investment in the loan.

There were no loans modified as TDRs during the year ended December 31, 2018.  The following table presents the pre- and post-modification recorded investment in loans modified as TDRs and type of modifications made during the year ended December 31, 2017:

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

There were no TDRs modified within the previous 12 months that defaulted during the year ended December 31, 2018.  There was one construction, land acquisition and development loan with a recorded investment of $10 thousand modified as a TDR within the previous 12 months that defaulted during the year ended December 31, 2017.

Residential Real Estate Loan Foreclosures

There were two consumer mortgage loans secured by residential real estate properties in the process of foreclosure at December 31, 2018. There was no aggregate recorded investment to FNCB for these two loans at December 31, 2018. The balance of one loan was previously charged-off in entirety and the other loan was sold to an investor on the secondary market. There were no residential real estate properties foreclosed upon during the year ended December 31, 2018, and there was one residential real estate property with a carrying value of $45 thousand included in OREO at December 31, 2018.

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

Note 6. BANK PREMISES AND EQUIPMENT/SUBSEQUENT EVENT

The following table summarizes bank premises and equipment at December 31, 2018 and 2017:

	December 31,
(in thousands)	2018	2017
Land	$3,383	$2,757
Buildings and improvements	10,865	7,968
Furniture, fixtures and equipment	10,178	10,231
Leasehold improvements	3,601	5,225
Total	28,027	26,181
Accumulated depreciation	(13,602)	(15,793)
Net	$14,425	$10,388

Depreciation and amortization expense of premises and equipment amounted to $1.4 million for each of the years ended December 31, 2018 and 2017.

On September 27, 2018, FNCB executed a contract with Branch Banking and Trust Company to purchase the real property, improvements and fixtures located at 360 South Mountain Boulevard, Mountain Top, Luzerne County, Pennsylvania for $550 thousand for the purpose of opening a branch office. The contract contains a deed restriction under which FNCB has agreed to not operate, sell, or lease the property for a period of six months from the recording of the deed. FNCB closed on the purchase of the property on December 14, 2018 and anticipates opening a new branch office at this location by the end of the second quarter of 2019.

On November 5, 2018, FNCB received approval from its primary regulator to relocate the Bank’s main office located at 102 E. Drinker Street, Dunmore, Lackawanna County, Pennsylvania, into a new state-of -the-art office that is being constructed directly across the street at 100 S. Blakely Street, Dunmore, Pennsylvania. The property is currently owned by the Bank and houses a separate drive-thru location, as well as a drive-thru and a walk-up ATM. The project is anticipated to cost $2.0 million and will be funded by cash generated through operations. FNCB incurred a $148 thousand abandonment charge related to the existing drive-thru location which is included in other losses in the consolidated statements of income for the year ended December 31, 2018.

Note 7. DEPOSITS

The following table summarizes deposits by major category at December 31, 2018 and 2017:

	December 31,
(in thousands)	2018	2017
Demand (non-interest bearing)	$156,600	$176,325
Interest-bearing:
Interest-bearing demand	557,803	532,351
Savings	92,078	101,433
Time ($250,000 and over)	56,659	43,807
Other time	232,489	148,532
Total interest-bearing	939,029	826,123
Total deposits	$1,095,629	$1,002,448

The aggregate amount of deposits reclassified as loans was $36 thousand at December 31, 2018 and $57 thousand at December 31, 2017. Management evaluates transaction accounts that are overdrawn for collectability as part of its evaluation for credit losses. During 2018 and 2017, no deposits were received on terms other than those available in the normal course of business.

The following table summarizes scheduled maturities of time deposits, including certificates of deposit and individual retirement accounts, at December 31, 2018:

	$250,000	Other
(in thousands)	and Over	Time Deposits	Total
2019	$45,997	$181,742	$227,739
2020	5,997	18,620	24,617
2021	4,145	25,272	29,417
2022	520	4,310	4,830
2023	-	2,545	2,545
2024 and thereafter	-	-	-
Total	$56,659	$232,489	$289,148

Investment securities with a carrying value of $286.4 million and $282.3 million at December 31, 2018 and 2017, respectively, were pledged to collateralize certain municipal deposits. In addition, FNCB had outstanding letters of credit with the FHLB to secure municipal deposits of $47.5 million and $5.0 million at December 31, 2018 and 2017, respectively.

Note 8. BORROWED FUNDS/SUBSEQUENT EVENT

Short-term borrowings available to FNCB include overnight FHLB of Pittsburgh advances, federal funds lines of credit and the Federal Reserve Discount Window, which generally represent overnight or less than 30-day borrowings. FNCB’s maximum borrowing capacity under federal funds lines of credit and the Federal Reserve Discount Window was $40.0 million and $9.9 million, respectively at December 31, 2018. Federal funds lines of credit are unsecured, while any borrowings through the Federal Reserve Discount Window are fully collateralized by certain pledged loans in the amount of $17.9 million at December 31, 2018.

FNCB has an agreement with the FHLB of Pittsburgh which allows for borrowings, either overnight or term, up to its maximum borrowing capacity, which is based on a percentage of qualifying loans pledged under a blanket pledge agreement. Loans of $492.3 million and $448.2 million, at December 31, 2018 and 2017, respectively, were pledged to collateralize borrowings under this agreement. FNCB’s maximum borrowing capacity was $344.9 million at December 31, 2018, of which $12.3 million in fixed-rate advances having original maturities between two years and five years, $6.6 million in overnight funds and $47.5 million  in letters of credit to secure municipal deposits, were outstanding. In addition to pledging loans, FNCB is required to purchase FHLB of Pittsburgh stock based upon the amount of advances and letters of credit outstanding.

	As of and for the Year Ended December 31, 2018
				Weighted	Weighted
			Maximum	Average	Average
	Ending	Average	Month-End	Rate for	Rate at
(dollars in thousands)	Balance	Balance	Balance	the Year	Period End
FHLB of Pittsburgh advances - overnight	$6,600	$45,066	$103,250	2.05%	2.65%
FHLB of Pittsburgh advances - term	12,330	59,197	101,661	1.86%	1.77%
Federal funds	-	-	-	-	-
Federal reserve discount window advances	-	-	-	-	-
Subordinated debentures	5,000	5,000	5,000	4.50%	4.50%
Junior subordinated debentures	10,310	10,310	10,310	3.88%	4.46%

	As of and for the Year Ended December 31, 2017
				Weighted	Weighted
			Maximum	Average	Average
	Ending	Average	Month-End	Rate for	Rate at
(dollars in thousands)	Balance	Balance	Balance	the Year	Period End
FHLB of Pittsburgh advances - overnight	$-	$3,679	$22,260	1.22%	-
FHLB of Pittsburgh advances - term	44,968	50,477	59,805	1.10%	1.44%
Federal funds	-	-	-	-	-
Federal reserve discount window advances	-	-	-	-	-
Subordinated debentures	5,000	8,329	10,000	4.50%	4.50%
Junior subordinated debentures	10,310	10,310	10,310	2.90%	2.99%

On December 14, 2006, the Issuing Trust issued $10.0 million of trust preferred securities (the “Trust Securities”) at a variable interest rate of 7.02%, with a scheduled maturity of December 15, 2036. FNCB owns 100.0% of the ownership interest in the Issuing Trust. The proceeds from the issue were invested in $10.3 million, 7.02% Junior Subordinated Debentures (the “Debentures”) issued by FNCB. The interest rate on the Trust Securities and the Debentures resets quarterly at a spread of 1.67% above the current 3-month LIBOR rate. The average interest rate paid on the Debentures was 3.88% in 2018 and  2.90% in 2017. The Debentures are unsecured and rank subordinate and junior in right to all indebtedness, liabilities and obligations of FNCB. The Debentures represent the sole assets of the Trust. Interest on the Trust Securities is deferrable until a period of twenty consecutive quarters has elapsed. FNCB had the option to prepay the Trust Securities beginning December 15, 2011. FNCB has, under the terms of the Debentures and the related Indenture, as well as the other operative corporate documents, agreed to irrevocably and unconditionally guarantee the Trust’s obligations under the Debentures. FNCB has reflected this investment on a deconsolidated basis. As a result, the Debentures totaling $10.3 million, have been reflected in borrowed funds in the consolidated statements of financial condition at December 31, 2018 and 2017 under the caption “Junior Subordinated Debentures”. FNCB records interest expense on the Debentures in its consolidated statements of income. FNCB also records its common stock investment issued by First National Community Statutory Trust I in other assets in its consolidated statements of financial condition at December 31, 2018 and 2017. At December 31, 2018 and 2017, accrued and unpaid interest associated with the Debentures amounted to $19 thousand and $16 thousand, respectively.

On September 1, 2009, FNCB offered only to accredited investors up to $25.0 million principal amount of unsecured subordinated debentures due September 1, 2019 (the “Notes”). Prior to July 1, 2015, the Notes had a fixed interest rate of 9% per annum. Payments of interest are payable to registered holders of the Notes (the “Noteholders”) quarterly on the first of every third month, subject to the right of FNCB to defer such payment. On June 30, 2015, pursuant to approval from all of the Noteholders and the Reserve Bank, FNCB amended the original terms of the Notes to reduce the interest rate payable from 9.00% to 4.50% effective July 1, 2015 and to accelerate a partial repayment of principal amount under the Notes. Pursuant to the approved amendment, on June 30, 2015, FNCB repaid 44% of the original principal amount, or $11.0 million, of the Notes outstanding to the holders on June 30, 2015, with the remaining $14.0 million in principal to be repaid as follows: (a) 16% of the original principal amount, or $4.0 million, payable on September 1, 2017; (b) 20% of the original principal amounts, or $5.0 million, payable on September 1, 2018; and (c) the final 20% of the original principal amount, or $5.0 million, payable on September 1, 2019, the maturity date of the Notes. On October 28, 2016, the Board of Directors of FNCB approved the acceleration of a $4.0 million partial repayment of principal on the Notes. The $4.0 million principal repayment, which was due and payable on September 1, 2017, was paid to Noteholders on December 1, 2016. On July 27, 2017, the Board of Directors of FNCB approved the acceleration of a $5.0 million partial repayment of principal on the Notes. The $5.0 million principal repayment, which was due and payable on September 1, 2018, was paid to Noteholders on September 1, 2017. The principal balance outstanding for these Notes was $5.0 million at December 31, 2018 and 2017. The accrued and unpaid interest associated with the Notes amounted to $19 thousand at both  December 31, 2018 and 2017.  Subsequent to December 31, 2018, on January 30, 2019, the Board of Directors of FNCB approved the acceleration of the final $5.0 million repayment of principal on the Notes. The $5.0 million principal repayment, which was due and payable on September 1, 2019, along with all outstanding accrued interest for the period December 1, 2018 through February 7, 2019, was paid to Noteholders on February 8, 2019.

The following table presents maturities of borrowed funds and the weighted-average rate by contractual maturity date at December 31, 2018:

	December 31, 2018
		Weighted
		Average
(in thousands)	Amount	Interest Rate
2019	$23,930	2.58%
2020	-	-
2021	-	-
2022	-	-
2023	-	-
Thereafter	10,310	4.46%
Total	$34,240	3.15%

Note 9. BENEFIT PLANS

The Bank has a defined contribution profit sharing plan (“Profit Sharing Plan”) which includes the provision under section 401(k) of the Internal Revenue Code (“401(k)”) and covers all eligible employees. The Bank’s contribution to the plan is determined at management’s discretion at the end of each year and funded. The 401(k) feature of the plan permits employees to make voluntary salary deferrals, either pre-tax or Roth, up to the dollar limit prescribed by law. FNCB may make discretionary matching contributions equal to a uniform percentage of employee salary deferrals. Discretionary matching contributions are determined each year by management and approved by the Board of Directors. There were no discretionary annual contributions made to the profit sharing plan in 2018 and 2017. Discretionary matching contributions under the 401(k) feature of the plan totaled $298 thousand in 2018 and $187 thousand in 2017.

The Bank has an unfunded non-qualified deferred compensation plan covering all eligible Bank officers and directors as defined by the plan. This plan permits eligible participants to elect to defer a portion of their compensation. Elective deferred compensation and accrued earnings, included in other liabilities in the accompanying consolidated statements of financial condition, aggregated $3.2 million at December 31, 2018 and $3.1 million at December 31, 2017.

The Bank has a Supplemental Executive Retirement Plan (“SERP”) for a select group of management or highly compensated employees within the meaning of Sections 201(2), 301(a)(3) and 401(a)(1) of The Employee Retirement Income Security Act of 1974. The general provisions of the SERP provide for annual year-end contributions, performance contingent contributions and discretionary contributions. The SERP contributions are unfunded for Federal tax purposes and constitute an unsecured promise by the Bank to pay benefits in the future and are included in other liabilities in the accompanying consolidated statements of financial condition. Participants in the SERP have the status of general unsecured creditors of the Bank. SERP contributions totaled $108 thousand in 2018 and $172 thousand in 2017. The total liability associated with the SERP was $557 thousand at December 31, 2018 and $449 thousand at December 31, 2017.

Note 10. INCOME TAXES

On December 22, 2017, President Trump signed into law H.R.1., an Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018, originally introduced in Congress and informally known as the “Tax Cuts and Jobs Act,” which among other things, reduced the maximum federal corporate income tax rate from 35.0% to 21.0% effective January 1, 2018. In accordance with GAAP, the enactment of this new tax legislation required FNCB to revalue its deferred tax assets at the new corporate statutory rate of 21.0% as of December 31, 2017. The revaluation of FNCB’s deferred tax assets, net of deferred tax liabilities, resulted in a reduction in its net deferred tax assets of $8.0 million in the fourth quarter of 2017 with a corresponding increase in income tax expense.

The following table summarizes the current and deferred amounts of the provision for income tax expense (benefit) and the change in valuation allowance for each of the two years ended December 31, 2018 and 2017:

	For the Year Ended December 31,
(in thousands)	2018	2017
Current	$(2,764)	$251
Deferred	5,835	3,030
Revaluation adjustment	-	8,007
Income tax expense	$3,071	$11,288

The following table presents a reconciliation between the effective income tax expense and the income tax expense that would have been provided at the federal statutory tax rate of 21.0% for the year ended December 31, 2018 and 34.0% for the year ended December 31, 2017:

	For the Year Ended December 31,
(in thousands)	2018	2017
Provision at statutory tax rates	$3,448	$3,888
Add (deduct):
Tax effects of non-taxable income	(378)	(459)
Non-deductible interest expense	15	10
Bank-owned life insurance	(117)	(179)
Revaluation adjustment	-	8,007
Other items, net	103	21
Income tax expense	$3,071	$11,288

The following table summarizes the components of the net deferred tax asset included in other assets at December 31, 2018 and 2017:

	December 31,
(in thousands)	2018	2017
Allowance for loan and lease losses	$2,052	$1,986
Deferred compensation	817	761
Unrealized holding losses on securities available-for-sale	1,207	464
Other real estate owned valuation	125	195
Deferred intangible assets	300	457
Employee benefits	102	158
AMT tax credits	-	2,850
Charitable contribution carryover	-	74
Accrued rent expense	72	75
Accrued vacation	36	26
Accrued legal settlement costs	-	544
Deferred income	51	35
Depreciation	51	97
Prepaid expenses	-	9
Net operating loss carryover	6,291	8,515
Gross deferred tax assets	11,104	16,246

Deferred loan origination costs	(192)	(251)
Accrued interest	(219)	(210)
Gross deferred tax liabilities	(411)	(461)
Net deferred tax assets	$10,693	$15,785

FNCB has approximately $30.0 million in federal net operating loss carryovers, which expire in 2035 if not used. At December 31, 2017 FNCB had alternative minimum tax ("AMT") credit carryovers of $2.9 million. Under the Tax Cuts and Jobs Act corporations are no longer subject to AMT effective for taxable years beginning after December 31, 2017, and AMT credit carryovers from prior taxable years became refundable. Accordingly, FNCB reclassified AMT credit carryovers from deferred tax assets to prepaid federal income taxes at December 31, 2018.

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

Management performed an evaluation of FNCB’s deferred tax assets at December 31, 2018 and 2017 taking into consideration all available positive and negative evidence at that time. Based on this evaluation, management believes that FNCB’s future taxable income will be sufficient to utilize the deferred tax assets. Accordingly, a valuation allowance for deferred tax assets was not required at December 31, 2018 and 2017.

Note 11. RELATED PARTY TRANSACTIONS/SUBSEQUENT EVENT

In conducting its business, FNCB has engaged in, and intends to continue to engage in, banking and financial transactions with directors, executive officers and their related parties.

FNCB has granted loans, letters of credit and lines of credit to directors, executive officers and their related parties. The following table summarizes the changes in the total amounts of such outstanding loans, advances under lines of credit, net of any participations sold, as well as repayments during the years ended December 31, 2018 and 2017:

	For the Year Ended December 31,
(in thousands)	2018	2017
Balance January 1,	$55,576	$42,007
Additions, new loans and advances	87,015	76,324
Repayments	(77,957)	(62,755)
Balance December 31,	$64,634	$55,576

____________________________________________

At December 31, 2018, there were no loans made to directors, executive officers and their related parties that were not performing in accordance with the terms of the loan agreements.

On September 27, 2017, the Board of Directors of FNCB elected three new directors to the Board of Directors. The addition of the three directors and their related parties contributed $25.9 million of the $76.3 million in additions, new loans and advances during the year ended December 31, 2017.

Deposits from directors, executive officers and their related parties held by the Bank at December 31, 2018 and 2017 amounted to $115.5 million and $139.2 million, respectively. Interest paid on the deposits amounted to $348 thousand in 2018 and $298 thousand in 2017.

In the course of its operations, FNCB acquires goods and services from, and transacts business with, various companies of related parties, which include, but are not limited to, employee health insurance, fidelity bond and errors and omissions insurance, legal services, and repair of repossessed automobiles for resale. FNCB recorded payments to related parties for goods and services of $2.5 million and $2.6 million in 2018 and 2017, respectively.

The Notes held by directors and/or their related parties totaled $3.1 million at December 31, 2018 and 2017. On September 1, 2017, FNCB accelerated a $5.0 million principal repayment, which was due and payable on September 1, 2018, of which $3.1 million was paid to directors and/or their related interests.  Subsequent to December 31, 2018, on February 8, 2019, FNCB accelerated the final $5.0 million principal repayment, which was due and payable on September 1, 2019, of which $3.1 million was paid to directors and/or their related interests. Interest expense recorded on the Notes for directors and/or their related parties amounted to $141 thousand and $235 thousand for the years ended December 31, 2018 and 2017, respectively. Interest accrued and unpaid on the Notes to directors and/or their related parties totaled $12 thousand at December 31, 2018 and 2017.

Note 12. COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS

Leases

At December 31, 2018, FNCB was obligated under certain non-cancelable leases with initial or remaining terms of one year or more. Minimum future obligations under non-cancelable leases in effect at December 31, 2018 are as follows:

	Minimum Future Lease Payments
	December 31, 2018
(in thousands)	Facilities	Equipment	Total
2019	$385	$13	$398
2020	313	1	314
2021	287	-	287
2022	265	-	265
2023	223	-	223
2024 and thereafter	820	-	820
Total	$2,293	$14	$2,307

Total rental expense under leases amounted to $492 thousand and $542 thousand in 2018 and 2017, respectively.

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

Financial instruments whose contract amounts represent credit risk at December 31, 2018 and 2017 are as follows:

	December 31,
(in thousands)	2018	2017
Commitments to extend credit	$181,322	$190,672
Standby letters of credit	15,121	15,994

In order to provide for probable losses inherent in these instruments, FNCB recorded reserves for unfunded commitments of $255 thousand and $381 thousand at December 31, 2018 and 2017, respectively, which were included in other liabilities on the consolidated balance sheets.

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

Federal Home Loan Bank — Mortgage Partnership Finance (“MPF”) Program

Under a secondary market loan servicing program with the FHLB, FNCB, in exchange for a monthly fee, provides a credit enhancement guarantee to the FHLB for foreclosure losses in excess of a defined First Loss Account (“FLA”) balance, up to specified amounts.  At December 31, 2018, FNCB serviced payments on $15.9 million of first lien residential loan principal under these terms for the FHLB. At December 31, 2018, the maximum credit enhancement obligation for such guarantees by FNCB would be approximately $673 thousand if total foreclosure losses on the entire pool of loans exceed the FLA of approximately $57 thousand. During 2017, there was one loan that had been sold to the FHLB that FNCB was required to foreclose upon under the MPF program. Under the agreement, FNCB recognized a $55 thousand loss on the foreclosure and subsequent sale of the property, which is included in other losses in the consolidated statements of income for the year ended December 31, 2017. There was no reserve established for this guarantee at December 31, 2018 and 2017.

Concentrations of Credit Risk

Cash Concentrations: The Bank maintains cash balances at several correspondent banks. During 2018, FNCB engaged in a primary correspondent banking relationship with Compass Bank.  At December 31, 2018, FNCB had a balance of $2.7 million with Compass Bank. There were no due from bank accounts in excess of the $250 thousand limit covered by the Federal Deposit Insurance Corporation (“FDIC”) at December 31, 2017.

Loan Concentrations: FNCB attempts to limit its exposure to concentrations of credit risk by diversifying its loan portfolio and closely monitoring any concentrations of credit risk. The commercial real estate and construction, land acquisition and development portfolios comprise $283.6 million, or 34.0% of gross loans at December 31, 2018. Geographic concentrations exist because FNCB provides its services in its primary market area of Northeastern Pennsylvania and the Lehigh Valley and conducts limited activities outside of that area. FNCB had loans and loan commitments secured by real estate outside of its primary market area of $17.0 million, or 2.0%, of gross loans at December 31, 2018.

FNCB considers an industry concentration within the loan portfolio to exist if the aggregate loan balance outstanding for that industry exceeds 25.0% of capital. The following table summarizes the concentrations within FNCB’s loan portfolio by industry at December 31, 2018 and 2017:

	December 31, 2018			December 31, 2017
			% of		% of
(in thousands)	Amount		Gross Loans	Amount	Gross Loans
Retail space/shopping centers	$48,021		5.75%	$44,184	5.75%
1-4 family residential investment properties	38,756		4.64%	33,275	4.33%
Physicians	25,379		3.04%	23,431	3.05%
Automobile dealers	19,012	*	2.28%	22,792	2.97%

* Not considered a concentration, shown for comparative purposes only.

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

On September 5, 2012, Fidelity and Deposit Company of Maryland (“F&D”) filed an action against FNCB and the Bank, as well as several current and former officers and directors of FNCB, in the United States District Court for the Middle District of Pennsylvania. F&D asserted a claim for the rescission of a directors’ and officers’ insurance policy and a bond that it had issued to FNCB. On November 9, 2012, FNCB and the Bank answered the claim and asserted counterclaims for the losses and expenses already incurred by FNCB and the Bank. FNCB and the other defendants defended the claims and opposed F&D’s requested relief by way of counterclaims. On December 21, 2018, FNCB, the Bank and F&D resolved the dispute by entering into a mutual release of all claims.  FNCB recognized a gain of $6.0 million after expenses in the fourth quarter of 2018 in connection with this insurance recovery.

On February 16, 2017, FNCB and the Bank entered into a Class Action Settlement Agreement and Release (the “Settlement Agreement”) in the matters filed in the Court of Common Pleas of Lackawanna County to Steven Antonik, Individually, and as Administrator of the Estate of Linda Kluska, William R. Howells and Louise A. Howells, Summer Benjamin, and Joshua Silfee, on behalf of themselves and all other similarly situated vs. First National Community Bancorp, Inc. and First National Community Bank, Civil Action No. 2013-CV-4438 and Charles Saxe, III, Individually and on behalf of all others similarly situated vs. First National Community Bank No. 2013-CV-5071 (collectively, the “Actions”). By entering into this Settlement Agreement, the parties to the Actions have resolved the claims made in the complaints to their mutual satisfaction. FNCB has not admitted to the validity of any claims or allegations and denies any liability in the claims made and the Plaintiffs have not admitted that any claims or allegations lack merit or foundation. Under the terms of the Settlement Agreement, the parties have agreed to the following: 1) FNCB is to pay the Plaintiffs’ class members the aggregate sum of Seven Hundred Fifty Thousand Dollars ($750,000) (an amount which FNCB recorded as a liability and corresponding expense in its 2015 operating results); 2) Plaintiffs shall release all claims against FNCB related to the Actions; 3) FNCB shall move to vacate or satisfy any judgments against any class members arising from the vehicle loans that are the subject of the Actions; and 4) FNCB shall waive the deficiency balance of each class member and remove the trade lines on each class members’ credit report associated with the subject vehicle loans that are at issue in the Actions for Experian, Equifax, and Transunion. The Settlement Agreement provides for an Incentive Award for the representative Plaintiffs and an award to Plaintiffs’ counsel of attorney’s fees and reimbursement of expenses in connection with their roles in these Actions, subject to Court approval. The Settlement Agreement was preliminarily approved by Court Order on February 16, 2017. On March 2, 2017, FNCB paid the Settlement Administrator $750,000 pursuant to the terms and conditions of the Settlement Agreement. The Settlement Agreement received final Court approval on May 31, 2017. Additionally, in association with the subject vehicle loans, FNCB has completed the removal of trade lines on each class members' credit report and satisfied judgments, where applicable, in favor of class members. As previously mentioned above and in connection with the primary terms of the tentative settlement agreement entered by Order of Court on December 17, 2015, FNCB recorded a liability and corresponding expense in the amount of Seven Hundred Fifty Thousand ($750,000), which was included in FNCB’s 2015 operating results.

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

Note 13. STOCK COMPENSATION PLANS/SUBSEQUENT EVENT

FNCB had an Employee Stock Incentive Plan (the “Stock Incentive Plan”), under which options were granted to key officers and other employees of FNCB. The aggregate number of shares authorized to be issued upon exercise of the options under the Stock Incentive Plan could not exceed 1,100,000 shares. Options and rights granted under the Stock Incentive Plan became exercisable six months after the date the options were awarded and expire ten years after the award date. Upon exercise, the shares are issued from FNCB’s authorized but unissued stock. The Stock Incentive Plan expired on August 30, 2010. Accordingly, no further grants have been, or will be, made under the Stock Incentive Plan. No compensation expense related to options under the Stock Incentive Plan was required to be recorded in each of the years ended December 31, 2018 and 2017.  Subsequent to December 31, 2018, on January 5, 2019, the remaining 19,200 stock options outstanding under the Stock Incentive Plan expired and were forfeited.

The following table summarizes the status of FNCB’s Stock Incentive Plan:

	For the Years Ended December 31,
	2018		2017

		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Stock options outstanding at the beginning of the year	19,200	$10.81	37,700	$13.15
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	(18,500)	15.58
Stock options outstanding at the end of the year	19,200	$10.81	19,200	$10.81
Options exercisable at year end	19,200	$10.81	19,200	$10.81
Weighted average fair value of options granted during the year		$-		$-
Stock-based compensation expense		$-		$-

At December 31, 2018 and 2017, the exercisable options had no total intrinsic value and there was no unrecognized compensation expense.

The following table presents information pertaining to options outstanding at December 31, 2018:

	Options Outstanding			Options Excercisable
Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Price	Outstanding	Life	Price	Exercisable	Price
$10.81	19,200	0.01	$10.81	19,200	$10.81

FNCB has a Long-Term Incentive Compensation Plan (“LTIP”) for directors, executive officers and key employees. The LTIP authorizes up to 1,200,000 shares of common stock for issuance and provides the Board of Directors with the authority to offer several different types of long-term incentives, including stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares. The Board of Directors granted awards comprised solely of shares of restricted stock to executives and certain key employees under the terms of the LTIP of 57,829 shares in 2018 and 54,549 shares in 2017. At December 31, 2018, there were 922,688 shares of common stock available for award under the LTIP. For the years ended December 31, 2018 and 2017, stock-based compensation expense, which is included in salaries and benefits expense in the consolidated statements of income, totaled $279 thousand in 2018 and $279 thousand in 2017. Total unrecognized compensation expense related to unvested restricted stock awards at December 31, 2018 and 2017 was $675 thousand and $472 thousand, respectively. Unrecognized compensation expense related to unvested shares of restricted stock is expected to be recognized over a weighted-average period of 3.9 years.

The following table summarizes the activity related to FNCB’s unvested restricted stock awards during the years ended December 31, 2018 and 2017.

	For the Years Ended December 31,
	2018		2017
		Weighted-		Weighted-
		Average		Average
	Restricted	Grant Date	Restricted	Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested restricted stock awards at January 1,	106,129	$6.23	103,874	$5.74
Awards granted	57,829	8.54	54,549	6.83
Forfeitures	(2,898)	7.25	(5,416)	5.73
Vestings	(46,358)	5.93	(46,878)	5.90
Unvested restricted stock awards at December 31,	114,702	$7.50	106,129	$6.23

Note 14.   REGULATORY MATTERS/SUBSEQUENT EVENT

FNCB’s ability to pay dividends to its shareholders is largely dependent on the Bank’s ability to pay dividends to FNCB. Bank regulations limit the amount of dividends that may be paid without prior approval of the Bank’s regulatory agency. Cash dividends declared and paid by FNCB during 2018 and 2017 were $0.17 per share and $0.13 per share, respectively. On April 27, 2016, the Board of Directors approved the reinstatement of the Dividend Reinvestment and Stock Purchase Plan (“DRP”) which became effective on June 1, 2016. Effective July 1, 2017, shares acquired under the DRP were purchased in open market transactions. Previously, FNCB issued shares under the DRP from authorized but unissued common shares. Shares of common stock issued under the DRP totaled 65,240 and 17,050 for the years ended December 31, 2018 and 2017, respectively. Subsequent to December 31, 2018, on January 30, 2019, FNCB declared a $0.05 per share dividend payable on March 15, 2019 to shareholders of record on March 1, 2019.

On January 28, 2019, FNCB announced that it had commenced a public offering of its shares of common stock in a firm commitment underwritten offering. Subsequently, on February 8, 2019, FNCB announced the closing of the public offering of 3,285,550 shares of its common stock, which includes 428,550 shares of common stock issued upon the exercise in full of the option to purchase additional shares granted to underwriters, at a public offering price of $7.00 per share, less an underwriting discount of $0.35 per share. FNCB received net proceeds after deducting underwriting discounts and offering expenses of $21.3 million.

FNCB and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on FNCB’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, FNCB and the Bank must meet specific capital guidelines that involve quantitative measures of FNCB's and the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. FNCB's and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Management believes, as of December 31, 2018, that FNCB and the Bank meet all applicable capital adequacy requirements.

Basel III Transitional rules became effective for FNCB on January 1, 2015 with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019.  The Regulatory Capital Rules include new risk-based capital and leverage ratios and refine the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to FNCB and the Bank under the Regulatory Capital Rules are:

●	a total capital ratio of 8.00% (unchanged from previous rules);
●	a Tier I risk-based capital ratio of 6.00% (increased from 4.00%);
●	a new common equity Tier I risk-based capital ratio of 4.50%; and
●	a Tier I capital to average assets (“Tier I leverage ratio”) of 4.00% for all institutions.

FNCB and the Bank are required to maintain a "capital conservation buffer," composed entirely of common equity Tier I capital, in addition to minimum risk-based capital ratios, in order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payments to executive officers). The required capital conservation buffer was 1.875% for 2018 and 1.25% in 2017. The Regulatory Capital Rules also included revisions and clarifications consistent with Basel III regarding the various components of Tier I capital, including common equity, unrealized gains and losses, as well as certain instruments that will no longer qualify as Tier I capital, some of which will be phased out over time. Implementation of the deductions and other adjustments to common equity Tier I capital began on January 1, 2015, and will be phased-in over a four-year period (beginning at 40% on January 1, 2015, 60% on January 1, 2016 and an additional 20% per year thereafter). On November 21, 2017, the Federal Reserve, the OCC and the FDIC approved a revision to the Regulatory Capital Rules to suspend the phase-in of certain deductions and other adjustments to common equity Tier I capital. The updated final rule applies to non-advanced approaches banking organizations and is effective on January 1, 2018. Management believes FNCB and the Bank were in full compliance with the additional capital conservation buffer requirement at December 31, 2018.

Additionally, under the prompt corrective action requirements, which complement the capital conservation buffer, insured depository institutions are required to meet the following increased capital level requirements in order to qualify as “well capitalized”:

●	a total risk-based capital ratio of 10.00% (unchanged from current rules);
●	a Tier I risk-based capital ratio of 8.00% (increased from 6.00%);
●	a new common equity Tier I risk-based capital ratio of 6.50%; and
●	a Tier I leverage ratio of 5.00%.

Current quantitative measures established by regulation to ensure capital adequacy require FNCB to maintain minimum amounts and ratios (set forth in the table below) of Total capital, Tier I capital, and Tier I common equity (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). The following tables present summary information regarding FNCB’s and the Bank’s risk-based capital and related ratios at December 31, 2018 and 2017:

	Company		Bank		Minimum Required For Capital Adequacy Purposes	Minimum Required For Capital Adequacy Purposes with Conservation Buffer	Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations*
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Ratio	Ratio	Ratio
December 31, 2018

Total capital (to risk-weighted assets)	$117,213	12.69%	$112,128	12.17%	8.00%	9.875%	10.00%

Tier I capital (to risk-weighted assets)	105,439	11.42%	102,354	11.11%	6.00%	7.875%	8.00%

Tier I common equity (to risk-weighted assets)	96,692	10.47%	102,354	11.11%	4.50%	6.375%	6.50%

Tier I capital (to average assets)	105,439	8.50%	102,354	8.27%	4.00%	4.000%	5.00%

Total risk-weighted assets	923,441		921,126

Total average assets	1,239,898		1,238,347

	Company		Bank		Minimum Required For Capital Adequacy Purposes	Minimum Required For Capital Adequacy Purposes with Conservation Buffer	Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations*
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Ratio	Ratio	Ratio
December 31, 2017

Total capital (to risk-weighted assets)	$101,135	12.08%	$104,272	12.49%	8.00%	9.25%	10.00%

Tier I capital (to risk-weighted assets)	89,220	10.66%	94,856	11.36%	6.00%	7.25%	8.00%

Tier I common equity (to risk-weighted assets)	81,493	9.74%	94,856	11.36%	4.50%	5.75%	6.50%

Tier I capital (to average assets)	89,220	7.74%	94,856	8.24%	4.00%	4.00%	5.00%

Total risk-weighted assets	837,032		834,959

Total average assets	1,152,776		1,151,539

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

Available-for-Sale Debt Securities

The estimated fair values for FNCB’s investments in obligations of U.S. government agencies, obligations of state and political subdivisions, government-sponsored agency CMOs and mortgage-backed securities, private collateralized mortgage obligations, asset-backed securities and negotiable certificates of deposit are obtained by FNCB from a nationally-recognized pricing service. This pricing service develops estimated fair values by analyzing like securities and applying available market information through processes such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing (Level 2 inputs), to prepare valuations. Matrix pricing is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities. The fair value measurements consider observable data that may include, among other things, dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, and are based on market data obtained from sources independent from FNCB. The Level 2 investments in FNCB’s portfolio are priced using those inputs that, based on the analysis prepared by the pricing service, reflect the assumptions that market participants would use to price the assets. Management has determined that the Level 2 designation is appropriate for these securities because, as with most fixed-income securities, those in FNCB’s portfolio are not exchange-traded, and such non-exchange-traded fixed income securities are typically priced by correlation to observed market data. FNCB has reviewed the pricing service’s methodology to confirm its understanding that such methodology results in a valuation based on quoted market prices for similar instruments traded in active markets, quoted markets for identical or similar instruments traded in markets that are not active and model-based valuation techniques for which the significant assumptions can be corroborated by market data as appropriate to a Level 2 designation.

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

At December 31, 2018, FNCB owned four corporate debt securities with an aggregate amortized cost and fair value of $5.0 million and $4.9 million, respectively. The market for three of the four corporate debt securities securities at December 31, 2018 was not active and markets for similar securities are also not active. FNCB obtained valuations for these securities from a third-party service provider that prepared the valuations using a discounted cash flow approach.  Management takes measures to validate the service provider’s analysis and is actively involved in the valuation process, including reviewing and verifying the assumptions used in the valuation calculations. Results of a discounted cash flow test are significantly affected by variables such as the estimate of the probability of default, estimates of future cash flows, discount rates, prepayment rates and the creditworthiness of the underlying issuers.  FNCB considers these inputs to be unobservable Level 3 inputs because they are based on estimates about the assumptions market participants would use in pricing this type of asset and developed based on the best information available in the circumstances rather than on observable inputs. As it relates to fair value measurements, once each issuer is categorized and the forecasted default rates have been applied, the expected cash flows are modeled using the variables described above. Discount rates ranging from 6.87% to 7.37% were applied to the expected cash flows to estimate fair value. Management will continue to monitor the market for these securities to assess the market activity and the availability of observable inputs and will continue to apply these controls and procedures to the valuations received from its third-party service provider for the period it continues to use an outside valuation service.

Equity Securities

The estimated fair values of equity securities are determined by obtaining quoted prices on nationally recognized exchanges (Level 1 inputs).

Assets Measured at Fair Value on a Recurring Basis

The following tables present the financial assets that are measured at fair value on a recurring basis at December 31, 2018 and 2017, and the fair value hierarchy of the respective valuation techniques utilized to determine the fair value:

	Fair Value Measurements at December 31, 2018
		Quoted Prices	Significant	Significant
		in Active Markets	Observable	Unobservable
		for Identical Assets	Inputs	Inputs
(in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Available-for-sale debt securities:
Obligations of state and political subdivisions	$152,187	$-	$152,187	$-
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	34,207	-	34,207	-
Collateralized mortgage obligations - commercial	73,640	-	73,640	-
Mortgage-backed securities	23,934	-	23,934	-
Private collateralized mortgage obligations	2,913	-	2,913	-
Corporate debt securities	4,936	-	1,007	3,929
Asset-backed securities	1,802	-	1,802	-
Negotiable certificates of deposit	2,413	-	2,413	-
Total available-for-sale debt securities	$296,032	$-	$292,103	$3,929

	Fair Value Measurements at December 31, 2017
		Quoted Prices	Significant	Significant
		in Active Markets	Observable	Unobservable
		for Identical Assets	Inputs	Inputs
(in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Available-for-sale debt securities:
Obligations of state and political subdivisions	$145,999	$-	$145,999	$-
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	35,657	-	35,657	-
Collateralized mortgage obligations - commercial	75,418	-	75,418	-
Mortgage-backed securities	22,311	-	22,311	-
Private collateralized mortgage obligations	-	-	-	-
Corporate debt securities	4,058	-	-	4,058
Asset-backed securities	3,086	-	3,086	-
Negotiable certificates of deposit	2,930	-	2,930	-
Total available-for-sale debt securities	$289,459	$-	$285,401	$4,058

There were no transfers between levels within the fair value hierarchy during the years ended December 31, 2018 and 2017.

The following table presents a reconciliation and statement of operations classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3), which consisted entirely of corporate debt securities, for the years ended December 31, 2018 and 2017.

Fair Value Measurements
Using Significant Unobservable Inputs (Level 3)
	Corporate Debt Securities
	For the Year Ended December 31,
(in thousands)	2018	2017
Balance at January 1,	$4,058	$3,339
Additions	-	2,000
Payments received	-	-
Sales	-	(1,268)
Total gains or losses (realized/unrealized):
Included in earnings	-	268
Included in other comprehensive income	(129)	(281)
Balance at December 31,	$3,929	$4,058

Assets Measured at Fair Value on a Non-Recurring Basis

The following tables present assets and liabilities measured at fair value on a non-recurring basis at December 31, 2018 and 2017, and additional quantitative information about the valuation techniques and inputs utilized by FNCB to determine fair value. All such assets and liabilities were measured using Level 3 inputs.

	Fair Value Measurement			Quantitative Information
	Recorded	Valuation	Fair	Valuation	Unobservable	Value/
(in thousands)	Investment	Allowance	Value	Technique	Inputs	Range
Impaired loans - collateral dependent	$8,020	$606	$7,414	Appraisal of collateral	Selling costs		10.0%
Impaired loans - other	4,397	51	4,346	Discounted cash flows	Discount rate	3.7%	-	7.5%
Other real estate owned	919	-	919	Appraisal of collateral	Selling costs		10.0%

	December 31, 2017
	Fair Value Measurement			Quantitative Information
	Recorded	Valuation	Fair	Valuation	Unobservable	Value/
(in thousands)	Investment	Allowance	Value	Technique	Inputs	Range
Impaired loans - collateral dependent	$1,262	$636	$626	Appraisal of collateral	Selling costs		10.0%
Impaired loans - other	4,578	137	4,441	Discounted cash flows	Discount rate	3.7%	-	7.5%
Other real estate owned	1,023	-	1,023	Appraisal of collateral	Selling costs		10.0%

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

The following table summarizes the estimated fair values of FNCB’s financial instruments at December 31, 2018 and 2017. FNCB discloses fair value information about financial instruments, whether or not recognized in the statements of financial condition, for which it is practicable to estimate that value. The following estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, management judgment is required to interpret data and develop fair value estimates. Accordingly, the estimates below are not necessarily indicative of the amounts FNCB could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

During the first quarter of 2018, FNCB adopted ASU 2016-01 Financial Instruments - Overall (Subtopic 825-10): "Recognition and Measurement of Financial Assets and Financial Liabilities", which among other things, requires a public business entity to base their fair value disclosures for financial instruments that are not measured at fair value in the financial statements on the exit price notion.  In accordance with this guidance, FNCB has presented the exit price disclosure requirements for the below table on a prospective basis at December 31, 2018.  The disclosure at December 31, 2017 continues to be presented utilizing the entry price assumption previously utilized.

	Fair Value	December 31, 2018		December 31, 2017
(in thousands)	Measurement	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Cash and short term investments	Level 1	$36,481	$36,481	$37,746	$37,746
Debt securities available for sale	See previous table	296,032	296,032	289,459	289,459
Equity securities	Level 1	891	891	918	918
Restricted stock	Level 2	3,123	3,123	2,763	2,763
Loans held for sale	Level 2	820	820	1,095	1,095
Loans, net	Level 3	829,581	816,234	761,609	752,222
Accrued interest receivable	Level 2	3,614	3,614	3,234	3,234
Equity securities without readily determinable fair values	Level 3	1,658	1,658	1,658	1,658
Mortgage servicing rights	Level 3	350	878	265	774

Financial liabilities
Deposits	Level 2	1,095,629	1,093,797	1,002,448	962,586
Borrowed funds	Level 2	34,240	34,108	60,278	60,214
Accrued interest payable	Level 2	338	338	241	241

Note 16. EARNINGS PER SHARE/SUBSEQUENT EVENT

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

The following table presents the calculation of both basic and diluted earnings per share of common stock for the years ended December 31, 2018 and 2017:

	For the Year Ended December 31,
(in thousands, except share data)	2018	2017
Net income	$13,349	$147

Basic weighted-average number of common stock outstanding	16,799,004	16,722,966
Plus: common share equivalents	21,749	17,322
Diluted weighted-average number of common stock outstanding	16,820,753	16,740,288

Income per share of common stock:
Basic	$0.79	$0.01
Diluted	$0.79	$0.01

For each of the years ended December 31, 2018 and 2017 common stock equivalents reflected in the table above were related entirely to the incremental shares of unvested restricted stock. Stock options of 19,200 shares for each of the years ended December 31, 2018 and 2017 were excluded from common stock equivalents. The exercise prices of stock options exceeded the average market price of FNCB’s common stock during the periods presented; therefore, inclusion of these common stock equivalents would be anti-dilutive to the diluted earnings per share of common stock calculation.

Pursuant to closing its public offering, FNCB issued 3,285,550 shares of its common stock on February 8, 2019. FNCB received net proceeds after deducting underwriting discounts and offering expenses of $21.3 million.

Note 17. OTHER COMPREHENSIVE INCOME (LOSS)

The following tables summarize the reclassifications out of accumulated other comprehensive (loss) income for the years ended December 31, 2018 and 2017.

	For the year Ended December 31, 2018
	Amount Reclassified
	from Accumulated	Affected Line Item
	Other Comprehensive	in the Consolidated
(in thousands)	Income (Loss)	Statements of Income
Available-for-sale debt securities:
Reclassification adjustment for net losses reclassified into net income	$4	Net gain (loss) on the sale of available-for-sale securities
Taxes	(1)	Income taxes
Net of tax amount	$3

	For the year Ended December 31, 2017
	Amount Reclassified
	from Accumulated	Affected Line Item
	Other Comprehensive	in the Consolidated
(in thousands)	Income (Loss)	Statements of Income
Available-for-sale debt securities:
Reclassification adjustment for net gains reclassified into net income	$(1,597)	Net gain (loss) on the sale of available-for-sale securities
Taxes	543	Income taxes
Net of tax amount	$(1,054)

The following table summarizes the changes in accumulated other comprehensive (loss) income, net of tax for the years ended December 31, 2018 and 2017:

	For the Year Ended December 31,
(in thousands)	2018	2017
Balance, January 1,	$(1,745)	$(1,560)
Other comprehensive (loss) income before reclassifications	(2,863)	1,156
Amounts reclassified from accumulated other comprehensive (loss) income	3	(1,054)
Net other comprehensive (loss) income during the period	(2,860)	102
Reclassification of stranded tax effects upon adoption of ASU 2018-2	-	(287)
Reclassification of net loss on equity securities upon adoption of ASU 2016-01	65	-
Balance, December 31,	$(4,540)	$(1,745)

Note 18. CONDENSED FINANCIAL INFORMATION — PARENT COMPANY ONLY

The following tables present condensed parent company only financial information:

Condensed Statements of Financial Condition

	December 31,
(in thousands)	2018	2017
Assets:
Cash	$5,976	$61
Investment in statutory trust	405	393
Investment in subsidiary (equity method)	104,134	104,827
Other assets	2,081	1,867
Total assets	$112,596	$107,148

Liabilities and Shareholders’ Equity:
Subordinated debentures	$5,000	$5,000
Junior subordinated debentures	10,310	10,310
Accrued interest payable	38	35
Other liabilities	29	2,612
Total liabilities	15,377	17,957
Shareholders’ equity	97,219	89,191
Total liabilities and shareholders’ equity	$112,596	$107,148

Condensed Statements of Income

	For the Year Ended December 31,
(in thousands)	2018	2017
Income:
Dividends from subsidiaries	$12,180	$8,698
Interest on interest-bearing deposits in other banks	3	-
Income from trust	12	9
Total income	12,195	8,707
Expense:
Interest on subordinated notes	228	380
Interest on junior subordinated debt	400	300
Other operating expenses	353	162
Other losses	32	113
Total expenses	1,013	955
Income before income taxes	11,182	7,752
Provision for income taxes	-	-
Income before equity in undistributed net income of subsidiary	11,182	7,752
Equity in undistributed net income of subsidiary	2,167	(7,605)
Net income	$13,349	$147

Condensed Statements of Cash Flows

	For the Year Ended December 31,
(in thousands)	2018	2017
Cash flows from operating activities:
Net income	$13,349	$147
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed (income) loss of subsidiary	(2,167)	7,605
Equity in trust	(12)	(9)
Increase (decrease) in accrued interest payable	3	(17)
Decrease in other assets	65	328
Decrease in director indemnification liability	(2,553)	-
Decrease in other liabilities	(30)	(172)
Net cash provided by operating activities	8,655	7,882
Cash flows from investing activities:
Purchase of privately-held bank holding company stock	-	(1,658)
Net cash used by investing activities	-	(1,658)
Cash flows from financing activities:
Principal reduction on subordinated debentures	-	(5,000)
Proceeds from issuance of common shares	117	446
Cash dividends paid	(2,857)	(2,176)
Net cash used in financing activities	(2,740)	(6,730)
Increase (decrease) in cash	5,915	(506)
Cash at beginning of year	61	567
Cash at end of year	$5,976	$61

Note 19. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2018
	Quarter Ended
(in thousands, except share data)	March 31,	June 30,	September 30,	December 31,
Interest income	$10,440	$11,234	$11,693	$11,718
Interest expense	1,562	1,997	2,438	2,581
Net interest income	8,878	9,237	9,255	9,137
Provision (credit) for loan and lease losses	720	880	1,149	(199)
Net interest income after provision (credit) for loan and lease losses	8,158	8,357	8,106	9,336
Non-interest income	1,519	1,529	1,320	7,422
Non-interest expense	7,232	6,966	7,188	7,941
Income before income taxes	2,445	2,920	2,238	8,817
Income tax expense	426	508	388	1,749
Net income	$2,019	$2,412	$1,850	$7,068
Income per share:
Basic	$0.12	$0.14	$0.11	$0.42
Diluted	$0.12	$0.14	$0.11	$0.42

	2017
	Quarter Ended
(in thousands, except share data)	March 31,	June 30,	September 30,	December 31,
Interest income	$8,939	$9,183	$9,605	$10,121
Interest expense	1,056	1,143	1,280	1,321
Net interest income	7,883	8,040	8,325	8,800
(Credit) provision for loan and lease losses	(478)	421	543	283
Net interest income after (credit) provision for loan and lease losses	8,361	7,619	7,782	8,517
Non-interest income	1,570	2,023	1,714	1,918
Non-interest expense	6,928	6,940	6,397	7,804
Income before income taxes	3,003	2,702	3,099	2,631
Income tax expense	806	910	827	8,745
Net income (loss)	$2,197	$1,792	$2,272	$(6,114)
Income (loss) per share:
Basic	$0.13	$0.11	$0.14	$(0.36)
Diluted	$0.13	$0.11	$0.14	$(0.36)

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

FNCB’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of FNCB’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2018.

Based on that evaluation, FNCB’s Chief Executive Officer and Chief Financial Officer concluded FNCB’s disclosure controls and procedures were effective as of December 31, 2018.

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

As of December 31, 2018, management of the Company conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included extensive documenting, evaluating and testing the design and operating effectiveness of our internal control over financial reporting.

Based on this evaluation under the criteria in the Framework, management concluded that the Company’s system of internal control over financial reporting was effective as of December 31, 2018.

Baker Tilly Virchow Krause, LLP, the Company’s independent registered public accounting firm that audited the Company’s consolidated financial statements, has issued an audit report on the Company’s internal control over financial reporting as of December 31, 2018. That report is included in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.

/s/ Gerard A. Champi	/s/ James M. Bone, Jr., CPA
Gerard A. Champi President and Chief Executive Officer	James M. Bone, Jr., CPA Executive Vice President and Chief Financial Officer

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information concerning the Directors and Executive Officers of FNCB required by this Item 10 is incorporated herein by reference to the sections entitled “Information as to Nominees, Directors and Executive Officers” in FNCB’s Definitive Proxy Statement for its 2019 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or about April 15, 2019 (the “Proxy Statement”). Disclosure of compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, by FNCB’s Directors and Executive Officers is incorporated by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement. In addition, information concerning Audit Committee and Audit Committee Financial Expert is included in the Proxy Statement under the caption “Audit Committee Report” and is incorporated herein by reference.

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

EXHIBIT 3.1

Amended and Restated Articles of Incorporation of FNCB Bancorp, Inc. dated May 19, 2010 – filed as Exhibit 3.1 to FNCB’s Current Report on Form 8-K on May 19, 2010, is hereby incorporated by reference.

EXHIBIT 3.2

Articles of Amendment to the Amended and Restated Articles of Incorporation dated October 4, 2016 – filed as Exhibit 3.1 to FNCB’s Current Report on Form 8-K on October 4, 2016, is hereby incorporated by reference.

EXHIBIT 3.3*	Amended and Restated Bylaws

EXHIBIT 4.1	Form of Common Stock Certificate – filed as Exhibit 4.1 to FNCB’s Form 10-Q for the quarter ended September 30, 2016, as filed on November 4, 2016, is hereby incorporated by reference.

EXHIBIT 4.2

Form of Amended and Restated Subordinated Note – filed as Exhibit 4.2 to FNCB’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, as filed on August 7, 2015, is hereby incorporated by reference.

EXHIBIT 4.3	Indenture by and between First National Community Bancorp, Inc. and Wilmington Trust Company, dated as of December 14, 2006 - filed as Exhibit 10.2 to FNCB's Current Report on Form 8-K on December 19, 2006, DEC file number 333-24121, is hereby incorporated by reference.

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

EXHIBIT 10.3+	2000 Stock Incentive Plan-filed as Exhibit 10.2 to FNCB’s Form 10-K for the year ended December 31, 2004, SEC file number 333-24121 – as filed on March 16, 2005, is hereby incorporated by reference.

EXHIBIT 10.4+	Directors’ and Officers’ Deferred Compensation Plan - filed as Exhibit 10.4 to FNCB’s Form 10-K for the year ended December 31, 2004 – as filed on March 16, 2005, is hereby incorporated by reference.

EXHIBIT 10.5	Stipulation of Settlement dated November 27, 2013 – filed as Exhibit 10.1 to FNCB’s Current Report on Form 8-K on December 4, 2013, is hereby incorporated by reference.

EXHIBIT 10.6+	2013 Long-Term Incentive Compensation Plan – filed as Exhibit 10.1 to FNCB’s Current Report on Form 8-K on December 27, 2013, is hereby incorporated by reference.

EXHIBIT 10.7+	Executive Incentive Plan – filed as Exhibit 10.14 to FNCB’s Form 10-K for the year ended December 31, 2012, as filed on March 28, 2013, is hereby incorporated by reference.

EXHIBIT 10.8+	2012 Employee Stock Grant Plan – filed as Exhibit 10.15 to FNCB’s Form 10-K for the year ended December 31, 2012, as filed on March 28, 2013, is hereby incorporated by reference.

EXHIBIT 10.9+	2013 Employee Stock Grant Plan – filed as Exhibit 10.18 to FNCB’s Form 10-K for the year ended December 31, 2013, as filed on March 24, 2014, is hereby incorporated by reference.

EXHIBIT 10.10+	2014 Employee Stock Grant Plan – filed as Exhibit 10.1 to FNCB’s Form 10-Q for the quarter ended September 30, 2014, as filed on November 10, 2014 is hereby incorporated by reference.

EXHIBIT 10.11+	2015 Employee Stock Grant Plan – filed as Exhibit 10.12 to FNCB’s Form 10-K for the year ended December 31, 2015, as filed on March 11, 2016, is hereby incorporated by reference.

EXHIBIT 10.12+	Form of Restricted Stock Award Agreement – filed as Exhibit 4.2 to FNCB’s Form S-8 on January 24, 2014 is hereby incorporated by reference.

EXHIBIT 10.13+	Form of Stock Option Award Agreement – filed as Exhibit 4.3 to FNCB’s Form S-8 on January 24, 2014 is hereby incorporated by reference.

EXHIBIT 10.14+	First National Community Bank Supplemental Executive Retirement Plan – filed as Exhibit 10.16 to FNCB’s Current Report on Form 8-K on October 2, 2015, is hereby incorporated by reference.

EXHIBIT 10.15+

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

EXHIBIT 21	Subsidiaries– filed as Exhibit 21.1 to FNCB’s Registration Statement on Form S-3 , as filed on September 28, 2018, is hereby incorporated by reference.

EXHIBIT 23*	Consent of Baker Tilly Virchow Krause, LLP

EXHIBIT 31.1*	Certification of Chief Executive Officer

EXHIBIT 31.2*	Certification of Chief Financial Officer

EXHIBIT 32**	Section 1350 Certification — Chief Executive Officer and Chief Financial Officer

EXHIBIT 101

The following financial information from FNCB Bancorp, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018 formatted in an XBRL Interactive Data File: (1) Consolidated Statements of Financial Condition; (2) Consolidated Statements of Income (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Shareholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements, with detailed tagging of notes and financial statement schedules.

_____________________________

* Filed herewith

** Furnished herewith

+ Management contract, compensatory plan or arrangement

Item 16.          Form 10-K Summary

None.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Registrant:                      FNCB BANCORP, INC.

/s/ Gerard A. Champi	March 8, 2019
Gerard A. Champi President and Chief Executive Officer	Date

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Gerard A. Champi and James M. Bone, Jr., jointly and severally, his or her attorney-in-fact, each with the full power of substitutes, for such person, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might do or could do in person hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Gerard A. Champi	March 8, 2019
Gerard A. Champi President and Chief Executive Officer	Date

/s/ James M. Bone, Jr.	March 8, 2019
James M. Bone, Jr., CPA Executive Vice President and Chief Financial Officer Principal Financial Officer	Date

/s/ Stephanie A. Westington	March 8, 2019
Stephanie A. Westington, CPA Senior Vice President and Controller Principal Accounting Officer	Date

Directors:

/s/ William G. Bracey	March 8, 2019	/s/ Gerard A. Champi	March 8, 2019
William G, Bracey	Date	Gerard A. Champi	Date

/s/ Joseph Coccia	March 8, 2019	/s/ Dominick L. DeNaples	March 8, 2019
Joseph Coccia	Date	Dominick L. DeNaples	Date

/s/ Joseph L. DeNaples	March 8, 2019	/s/ Louis A. DeNaples	March 8, 2019
Joseph L. DeNaples	Date	Louis A. DeNaples	Date

/s/ Louis A. DeNaples, Jr.	March 8, 2019	/s/ Vithalbhai D. Dhaduk	March 8, 2019
Louis A. DeNaples, Jr.	Date	Vithalbhai D. Dhaduk	Date

/s/ Keith W. Eckel	March 8, 2019	/s/ Kathleen McCarthy Lambert	March 8, 2019
Keith W. Eckel	Date	Kathleen McCarthy Lambert	Date

/s/ Thomas J. Melone	March 8, 2019	/s/ John P. Moses	March 8, 2019
Thomas J. Melone	Date	John P. Moses	Date