Form 10-Q
period 2019-03-31
FNCB Bancorp, Inc.
filed 2019-05-03
CIK 1035976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $1.25 par value	FNCB	Nasdaq Capital Market

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 20,109,713 shares as of May 3, 2019

Part I - Financial Information

Item 1 - Financial Statements

FNCB BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(unaudited)

	March 31,	December 31,
(in thousands, except share data)	2019	2018
Assets
Cash and cash equivalents:
Cash and due from banks	$25,683	$26,673
Interest-bearing deposits in other banks	7,062	9,808
Total cash and cash equivalents	32,745	36,481
Available-for-sale debt securities, at fair value	274,114	296,032
Equity securities, at fair value	903	891
Restricted stock, at cost	3,120	3,123
Loans held for sale	609	820
Loans, net of allowance for loan and lease losses of $9,253 and $9,519	829,611	829,581
Bank premises and equipment, net	14,991	14,425
Accrued interest receivable	3,706	3,614
Bank-owned life insurance	31,146	31,015
Other real estate owned	919	919
Net deferred tax assets	9,194	10,693
Other assets	13,393	10,138
Total assets	$1,214,451	$1,237,732

Liabilities
Deposits:
Demand (non-interest-bearing)	$157,073	$156,600
Interest-bearing	883,017	939,029
Total deposits	1,040,090	1,095,629
Borrowed funds:
Federal Home Loan Bank of Pittsburgh advances	28,988	18,930
Subordinated debentures	-	5,000
Junior subordinated debentures	10,310	10,310
Total borrowed funds	39,298	34,240
Accrued interest payable	339	338
Other liabilities	10,942	10,306
Total liabilities	1,090,669	1,140,513

Shareholders' equity
Preferred shares ($1.25 par)
Authorized: 20,000,000 shares at March 31, 2019 and December 31, 2018
Issued and outstanding: 0 shares at March 31, 2019 and December 31, 2018	-	-
Common shares ($1.25 par)
Authorized: 50,000,000 shares at March 31, 2019 and December 31, 2018
Issued and outstanding: 20,108,560 shares at March 31, 2019 and 16,821,371 shares at December 31, 2018	25,135	21,026
Additional paid-in capital	80,827	63,547
Retained earnings	18,809	17,186
Accumulated other comprehensive loss	(989)	(4,540)
Total shareholders' equity	123,782	97,219
Total liabilities and shareholders’ equity	$1,214,451	$1,237,732

The accompanying notes to consolidated financial statements are an integral part of these statements.

FNCB BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended March 31,
(in thousands, except share data)	2019	2018
Interest income
Interest and fees on loans	$9,407	$8,288
Interest and dividends on securities:
U.S. government agencies	893	890
State and political subdivisions, tax free	37	20
State and political subdivisions, taxable	1,021	1,024
Other securities	205	195
Total interest and dividends on securities	2,156	2,129
Interest on interest-bearing deposits in other banks	46	23
Total interest income	11,609	10,440
Interest expense
Interest on deposits	2,238	1,067
Interest on borrowed funds:
Interest on Federal Home Loan Bank of Pittsburgh advances	287	352
Interest on subordinated debentures	24	56
Interest on junior subordinated debentures	114	87
Total interest on borrowed funds	425	495
Total interest expense	2,663	1,562
Net interest income before (credit) provision for loan and lease losses	8,946	8,878
(Credit) provision for loan and lease losses	(154)	720
Net interest income after (credit) provision for loan and lease losses	9,100	8,158
Non-interest income
Deposit service charges	685	702
Net gain on the sale of available-for-sale debt securities	160	-
Net gain (loss) on equity securities	12	(19)
Net gain on the sale of mortgage loans held for sale	56	49
Net gain on the sale of SBA guaranteed loans	-	251
Net gain on the sale of other real estate owned	-	38
Loan-related fees	79	84
Income from bank-owned life insurance	131	134
Other	392	280
Total non-interest income	1,515	1,519
Non-interest expense
Salaries and employee benefits	3,899	3,666
Occupancy expense	550	603
Equipment expense	307	314
Advertising expense	197	113
Data processing expense	781	648
Regulatory assessments	168	201
Bank shares tax	278	267
Expense of other real estate owned	51	45
Professional fees	332	296
Insurance expense	126	135
Other losses	9	41
Other operating expenses	727	903
Total non-interest expense	7,425	7,232
Income before income tax expense	3,190	2,445
Income tax expense	555	426
Net income	$2,635	$2,019

Earnings per share
Basic	$0.14	$0.12
Diluted	$0.14	$0.12

Cash dividends declared per common share	$0.05	$0.04
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	18,720,502	16,763,401
Diluted	18,733,652	16,789,336

The accompanying notes to consolidated financial statements are an integral part of these statements.

FNCB BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended March 31,
(in thousands)	2019	2018
Net income	$2,635	$2,019
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale debt securities	4,655	(4,976)
Taxes	(978)	1,044
Net of tax amount	3,677	(3,932)

Reclassification adjustment for gains included in net income	(160)	-
Taxes	34	-
Net of tax amount	(126)	-

Total other comprehensive income (loss)	3,551	(3,932)

Comprehensive income (loss)	$6,186	$(1,913)

The accompanying notes to consolidated financial statements are an integral part of these statements.

FNCB BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Three Months Ended March 31, 2019 and 2018
(unaudited)

(in thousands, except per share data)	Number of Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balances, December 31, 2017	16,757,963	$20,947	$63,210	$6,779	$(1,745)	$89,191
Net income for the period	-	-	-	2,019	-	2,019
Cash dividends paid, $0.04 per share	-	-	-	(671)	-	(671)
Reclassification of unrealized loss on equity securities, net of tax	-	-	-	(65)	65	-
Restricted stock awards	-	-	72	-	-	72
Common shares issued through dividend reinvestment / optional cash purchase plan	8,637	11	53	(5)	-	59
Other comprehensive loss, net of tax of $1,044	-	-	-	-	(3,932)	(3,932)
Balances, March 31, 2018	16,766,600	$20,958	$63,335	$8,057	$(5,612)	$86,738

Balances, December 31, 2018	16,821,371	$21,026	$63,547	$17,186	$(4,540)	$97,219
Net income for the period	-	-	-	2,635	-	2,635
Cash dividends paid, $0.05 per share	-	-	-	(1,006)	-	(1,006)
Common shares issued for capital raise, net	3,285,550	4,107	17,201	-	-	21,308
Restricted stock awards	-	-	67	-	-	67
Common shares issued through dividend reinvestment / optional cash purchase plan	1,639	2	12	(6)	-	8
Other comprehensive income, net of tax of $944	-	-	-	-	3,551	3,551
Balances, March 31, 2019	20,108,560	$25,135	$80,827	$18,809	$(989)	$123,782

The accompanying notes to consolidated financial statements are an integral part of these statements.

FNCB BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
(in thousands)	2019	2018
Cash flows from operating activities:
Net income	$2,635	$2,019
Adjustments to reconcile net income to net cash provided by operating activities:
Investment securities amortization, net	212	188
Equity in trust	(3)	(3)
Depreciation and amortization	802	674
Valuation adjustment for loan servicing rights	1	-
Stock-based compensation expense	67	72
(Credit) provision for loan and lease losses	(154)	720
Valuation adjustment for off-balance sheet commitments	21	(10)
Net gain on the sale of available-for-sale debt securities	(160)	-
Net (gain) loss on equity securities	(12)	19
Net gain on the sale of mortgage loans held for sale	(56)	(49)
Net gain on the sale of SBA guaranteed loans	-	(251)
Net gain on the sale of other real estate owned	-	(38)
Valuation adjustment of other real estate owned	-	17
Income from bank-owned life insurance	(131)	(134)
Proceeds from the sale of mortgage loans held for sale	1,858	2,878
Funds used to originate mortgage loans held for sale	(1,591)	(2,100)
Decrease in net deferred tax assets	555	424
Increase in accrued interest receivable	(92)	(196)
(Increase) decrease in prepaid expenses and other assets	(3,257)	548
Increase in accrued interest payable	1	43
Increase in accrued expenses and other liabilities	603	53
Total adjustments	(1,336)	2,855
Net cash provided by operating activities	1,299	4,874

Cash flows from investing activities:
Maturities, calls and principal payments of available-for-sale debt securities	1,230	1,334
Proceeds from the sale of available-for-sale debt securities	25,130	-
Purchases of available-for-sale debt securities	-	(15,353)
Redemption (purchase) of the stock in Federal Home Loan Bank of Pittsburgh	3	(2,940)
Net increase in loans to customers	(333)	(43,006)
Proceeds from the sale of SBA guaranteed loans	-	5,206
Proceeds from the sale of other real estate owned	-	465
Purchases of bank premises and equipment	(894)	(2,840)
Net cash provided by (used in) investing activities	25,136	(57,134)

Cash flows from financing activities:
Net decrease in deposits	(55,539)	(47,195)
Net proceeds from Federal Home Loan Bank of Pittsburgh advances - overnight	8,400	59,325
Proceeds from Federal Home Loan Bank of Pittsburgh advances - term	8,478	27,631
Repayment of Federal Home Loan Bank of Pittsburgh advances - term	(6,820)	(10,439)
Principal reduction on subordinated debentures	(5,000)	-
Proceeds from issuance of common shares, net of discount	21,316	59
Cash dividends paid	(1,006)	(671)
Net cash (used in) provided by financing activities	(30,171)	28,710
Net decrease in cash and cash equivalents	(3,736)	(23,550)
Cash and cash equivalents at beginning of period	36,481	37,746
Cash and cash equivalents at end of period	$32,745	$14,196

Supplemental cash flow information
Cash paid during the period for:
Interest	$2,662	$1,519
Income taxes	-	18
Other transactions:
Lease liabilities arising from obtaining right-of-use assets	12	-

The accompanying notes to consolidated financial statements are an integral part of these statements.

FNCB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1.   Basis of Presentation

The consolidated financial statements of FNCB are comprised of the accounts of FNCB Bancorp, Inc., and its wholly owned subsidiary, FNCB Bank (the “Bank”), as well as the Bank’s wholly owned subsidiaries (collectively, “FNCB”). The accounting and reporting policies of FNCB conform to accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all the information and accompanying notes required by GAAP for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included in the consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation. Prior period amounts have been reclassified when necessary to conform to the current period’s presentation. Such reclassifications did not have an impact on the operating results or financial position of FNCB. The operating results and financial position of FNCB for the three months ended March 31, 2019, may not be indicative of future results of operations and financial position.

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

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in FNCB’s audited financial statements, included in the Annual Report filed on Form 10-K as of and for the year ended December 31, 2018.

Note 2.   New Authoritative Accounting Guidance

Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842): “Leases” requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement and presentation of expenses and cash flows arising from a lease by the lessee will primarily depend on its classification as a finance or operating lease. However, unlike current GAAP, which requires only capital leases to be recognized on the balance sheet, the new ASU requires both finance and operating leases to be recognized on the balance sheet. ASU 2016-02 also requires disclosures to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. The new disclosures include both qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. ASU 2016-02 is effective with fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 for public business entities. An entity may adopt the new guidance either by restating prior periods and recording a cumulative effect adjustment at the beginning of the earliest comparative period presented or by recording a cumulative effect adjustment at the beginning of the period of adoption. FNCB adopted this guidance on January 1, 2019 and applied the standard by recording a cumulative effect adjustment at that date. Management performed a comprehensive evaluation of the effect this guidance may have on its operating results or financial position, including working with various business units within the organization and reviewing contractual arrangements for embedded leases in an effort to identify FNCB’s full lease population. Based on management's evaluation, the adoption of ASU 2016-02 resulted in FNCB recording an aggregate lease liability and right of use ("ROU") asset of $3.6 million for its operating lease commitments.

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

Accounting Guidance to be Adopted in Future Periods

ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): “Measurement of Credit Losses on Financial Instruments,” replaces the current loss impairment methodology under GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to form credit loss estimates in an effort to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit. Specifically, the amendments in this ASU will require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The amendments in this update affect entities holding financial assets and net investment in leases that are not accounted for at fair value through net income, including such financial assets as loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. On June 17, 2016, the four, federal financial institution regulatory agencies (the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the National Credit Union Administration and the Office of the Comptroller of the Currency), issued a joint statement to provide information about ASU 2016-13 and the initial supervisory views regarding the implementation of the new standard. The joint statement applies to all banks, savings associations, credit unions and financial institution holding companies, regardless of asset size. The statement details the key elements of, and the steps necessary for, the successful transition to the new accounting standard. In addition, the statement notifies financial institutions that because the appropriate allowance levels are institution-specific amounts, the agencies will not establish benchmark targets or ranges for the change in institutions’ allowance levels upon adoption of the ASU, or for allowance levels going forward. Due to the importance of ASU 2016-13, the agencies encourage financial institutions to begin planning and preparing for the transition and state that senior management, under the oversight of the board of directors, should work closely with staff in their accounting, lending, credit risk management, internal audit, and information technology functions during the transition period leading up to, and well after, adoption. ASU 2016-13 is effective for public business entities that are U.S. Securities and Exchange Commission (“SEC”) filers for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. All entities may adopt the amendments in this ASU earlier as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Accordingly, FNCB will adopt this guidance on January 1, 2020. FNCB has created a Current Expected Credit Loss (“CECL”) task group comprised of members of its finance, credit administration, lending, internal audit, loan operations and information systems units. The CECL task group has become familiar with the provisions of ASU 2016-13 and is in the process of implementing the new guidance, which includes, but is not limited to: (1) identifying segments and sub-segments within the loan portfolio that have similar risk characteristics; (2) determining the appropriate methodology for each segment; (3) implementing changes that are necessary to its core operating system and interfaces to be able to capture appropriate data requirements; and (4) evaluating  qualitative factors and economic to develop appropriate forecasts for integration into the model.  FNCB plans to begin running parallel computations using the current GAAP incurred loss model in the second quarter of 2019. FNCB is currently evaluating the effect this guidance may have on its operating results and/or financial position, including assessing any potential impact on its capital.

Refer to Note 2 to FNCB’s consolidated financial statements included in the 2018 Annual Report on Form 10-K for a discussion of additional accounting guidance applicable to FNCB that will be adopted in future periods.

Note 3. Securities

Debt Securities

The following tables present the amortized cost, gross unrealized gains and losses, and the fair value of FNCB’s available-for-sale debt securities at March 31, 2019 and December 31, 2018:

	March 31, 2019
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(in thousands)	Cost	Gains	Losses	Value
Available-for-sale debt securities:
Obligations of state and political subdivisions	$132,165	$807	$848	$132,124
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	34,365	83	496	33,952
Collateralized mortgage obligations - commercial	75,948	8	813	75,143
Mortgage-backed securities	21,104	113	105	21,112
Private collateralized mortgage obligations	2,782	28	3	2,807
Corporate debt securities	5,000	49	56	4,993
Asset-backed securities	1,573	-	13	1,560
Negotiable certificates of deposit	2,428	-	5	2,423
Total available-for-sale debt securities	$275,365	$1,088	$2,339	$274,114

	December 31, 2018
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(in thousands)	Cost	Gains	Losses	Value
Available-for-sale debt securities:
Obligations of state and political subdivisions	$154,268	$214	$2,295	$152,187
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	35,147	6	946	34,207
Collateralized mortgage obligations - commercial	76,038	-	2,398	73,640
Mortgage-backed securities	24,165	47	278	23,934
Private collateralized mortgage obligations	2,908	7	2	2,913
Corporate debt securities	5,000	14	78	4,936
Asset-backed securites	1,825	-	23	1,802
Negotiable certificates of deposit	2,428	-	15	2,413
Total available-for-sale debt securities	$301,779	$288	$6,035	$296,032

Except for securities of U.S. government and government-sponsored agencies, there were no securities of any individual issuer that exceeded 10.0% of shareholders’ equity at March 31, 2019.

At March 31, 2019 and December 31, 2018, securities with a carrying amount of $264.8 million and $286.4 million, respectively, were pledged as collateral to secure public deposits and for other purposes.

The following table presents the maturity information of FNCB’s available-for-sale debt securities at March 31, 2019.  Expected maturities will differ from contractual maturity because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Because collateralized mortgage obligations, mortgage-backed securities and asset-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary.

	March 31, 2019
	Amortized	Fair
(in thousands)	Cost	Value
Amounts maturing in:
One year or less	$1,734	$1,731
After one year through five years	56,360	56,370
After five years through ten years	77,470	77,490
After ten years	4,029	3,949
Collateralized mortgage obligations	113,095	111,902
Mortgage-backed securities	21,104	21,112
Asset-backed securities	1,573	1,560
Total	$275,365	$274,114

Gross proceeds from the sale of available-for-sale debt securities were $25.1 million for the three months ended March 31, 2019, with gross gains and losses of $176 thousand and $16 thousand, respectively realized upon the sale. There were no sales of available-for-sale debt securities during the three months ended March 31, 2018.

The following tables present the number, fair value and gross unrealized losses of available-for-sale debt securities with unrealized losses at March 31, 2019 and December 31, 2018, aggregated by investment category and length of time the securities have been in an unrealized loss position.

	March 31, 2019
	Less than 12 Months			12 Months or Greater			Total
	Number		Gross	Number		Gross	Number		Gross
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
(dollars in thousands)	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Obligations of state and policitical subdivisions	2	$761	$10	54	$63,226	$838	56	$63,987	$848
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	-	-	-	11	24,424	496	11	24,424	496
Collateralized mortgage obligations - commercial	-	-	-	23	71,655	813	23	71,655	813
Mortgage-backed securities	-	-	-	6	10,453	105	6	10,453	105
Private collateralized mortgage obligations	1	874	3	-	-	-	1	874	3
Corporate debt securities	1	998	2	1	1,946	54	2	2,944	56
Asset-backed securities	-	-	-	2	1,560	13	2	1,560	13
Negotiable certificates of deposit	-	-	-	10	2,423	5	10	2,423	5
Total available-for-sale debt securities	4	$2,633	$15	107	$175,687	$2,324	111	$178,320	$2,339

	December 31, 2018
	Less than 12 Months			12 Months or Greater			Total
	Number		Gross	Number		Gross	Number		Gross
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
(dollars in thousands)	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Obligations of state and policitical subdivisions	3	$7,154	$205	109	$112,563	$2,090	112	$119,717	$2,295
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	-	-	-	14	31,414	946	14	31,414	946
Collateralized mortgage obligations - commercial	-	-	-	25	73,640	2,398	25	73,640	2,398
Mortgage-backed securities	1	52	-	6	10,294	278	7	10,346	278
Private collateralized mortgage obligations	1	950	2	-	-	-	1	950	2
Corporate debt securities	2	2,922	78	-	-	-	2	2,922	78
Asset-backed securities	1	369	2	1	1,433	21	2	1,802	23
Negotiable certificates of deposit	3	740	3	7	1,673	12	10	2,413	15
Total available-for-sale debt securities	11	$12,187	$290	162	$231,017	$5,745	173	$243,204	$6,035

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

There were 111 securities in an unrealized loss position at March 31, 2019, including 56 obligations of state and political subdivisions, 40 securities issued by a U.S. government or government-sponsored agency, 10 negotiable certificates of deposit, two asset-backed securities, two corporate debt securities and one private collateralized mortgage obligation. Management performed a review of all securities in an unrealized loss position as of March 31, 2019 and determined that changes in the fair values of the securities were consistent with movements in market interest rates. In addition, as part of its review, management noted that there was no material change in the credit quality of any of the issuers or any other event or circumstance that may cause a significant adverse effect on the fair value of these securities. Moreover, to date, FNCB has received all scheduled principal and interest payments and expects to fully collect all future contractual principal and interest payments on all securities in an unrealized loss position at March 31, 2019. FNCB does not intend to sell the securities, nor is it more likely than not that it will be required to sell the securities, prior to recovery of their amortized cost. Based on the results of its review and considering the attributes of these debt securities, management concluded that the individual unrealized losses were temporary and OTTI did not exist at March 31, 2019.

Equity Securities

FNCB’s investment in equity securities consists entirely of a mutual fund investment comprised of one- to four-family residential mortgage-backed securities collateralized by properties within FNCB’s geographical market. At March 31, 2019, this mutual fund had an amortized cost of $1.0 million and an unrealized loss of $96 thousand, resulting in a fair value of $903 thousand. In accordance with ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): “Recognition and Measurement of Financial Assets and Financial Liabilities” which became effective January 1, 2018, FNCB recognizes any changes in the fair value of this equity security in the consolidated statements of income on a prospective basis. Upon the adoption of this new accounting guidance on January 1, 2018, FNCB recorded a one-time reclassification between retained earnings and accumulated other comprehensive loss for the unrealized loss on this mutual fund, net of taxes, of $65 thousand. The following table presents unrealized and realized gains and losses recognized in net income on equity securities for the three months ended March 31, 2019 and 2018.

	March 31,	March 31,
(in thousands)	2019	2018
Net gains (losses) recognized on equity securities	$12	$(19)
Less: net gains (losses) recognized on equity securities sold	-	-
Unrealized gains (losses) on equity securities held	$12	$(19)

Restricted Securities

The following table presents FNCB's investment in restricted securities at March 31, 2019 and December 31, 2018.  Restricted securities have limited marketability and are carried at cost.

	March 31,	December 31,
(in thousands)	2019	2018
Stock in Federal Home Loan Bank of Pittsburgh	$3,110	$3,113
Stock in Atlantic Community Banker's Bank	10	10
Total restricted securities, at cost	$3,120	$3,123

Management noted no indicators of impairment for the Federal Home Loan Bank of Pittsburgh or Atlantic Community Banker’s Bank stock at March 31, 2019 and December 31, 2018.

Equity Securities without Readily Determinable Fair Values

FNCB owns a $1.7 million investment in the common stock of a privately-held bank holding company. The common stock was purchased during 2017 as part of a private placement pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended for offerings not involving any public offering. The common stock of such bank holding company is not currently traded on any established market and is not expected to be traded in the near future on any securities exchange or established over-the-counter market. FNCB has elected to account for this transaction as an investment in an equity security without a readily determinable fair value. An equity security without a readily determinable fair value shall be written down to its fair value if a qualitative assessment indicates that the investment is impaired and the fair value of the investment is less than its carrying value. The $1.7 million investment is included in other assets in the consolidated statements of financial condition at  March 31, 2019 and December 31, 2018. As part of its qualitative assessment, management engaged an independent third party to provide a valuation of this investment as of  March 31, 2019, which indicated that the investment was not impaired.  Management determined that no adjustment for impairment was required at  March 31, 2019.

Note 4. Loans

The following table summarizes loans receivable, net, by category at March 31, 2019 and December 31, 2018:

	March 31,	December 31,
(in thousands)	2019	2018
Residential real estate	$161,938	$164,833
Commercial real estate	266,617	262,778
Construction, land acquisition and development	22,388	20,813
Commercial and industrial	156,521	150,962
Consumer	168,119	176,784
State and political subdivisions	59,784	59,037
Total loans, gross	835,367	835,207
Unearned income	(68)	(70)
Net deferred loan costs	3,565	3,963
Allowance for loan and lease losses	(9,253)	(9,519)
Loans, net	$829,611	$829,581

FNCB has granted loans, letters of credit and lines of credit to certain of its executive officers and directors as well as to certain of their related parties. For more information about related party transactions, refer to Note 6, “Related Party Transactions” to these consolidated financial statements.

FNCB originates one- to four-family mortgage loans for sale in the secondary market. During the quarter ended March 31, 2019, one-to four-family mortgages sold on the secondary market were $1.9 million. Net gains on the sale of residential mortgage loans for the three months ended March 31, 2019 and 2018 were $56 thousand and $49 thousand, respectively. FNCB retains servicing rights on mortgages sold on the secondary market. At March 31, 2019 and December 31, 2018, there were $609 thousand and $820 thousand in one-to four-family residential mortgage loans held for sale, respectively.

There were no sales of guaranteed loans during the three months ended March 31, 2019. During the three months ended March 31, 2018, FNCB sold the guaranteed principal balance of loans that were guaranteed by the Small Business Administration (“SBA”) totaling $5.0 million. Net gains realized upon the sales for the period ended March 31, 2018 and included in non-interest income totaled $251 thousand. FNCB retained the servicing rights on these loans. The unpaid principal balance of loans serviced for others, including residential mortgages and SBA guaranteed loans were $107.6 million at March 31, 2019 and $108.4 million at December 31, 2018.

FNCB does not have any lending programs commonly referred to as subprime lending. Subprime lending generally targets borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments, and bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burden ratios.

There were no material changes to the risk characteristics of FNCB’s loan segments, loan classification and credit grading systems and methodology for determining the adequacy of the ALLL during the three months ended March 31, 2019. Refer to Note 2, “Summary of Significant Accounting Policies” to FNCB’s consolidated financial statements included in the 2018 Annual Report on Form 10-K for information about the risk characteristics related to FNCB’s loan segments, loan classification and credit grading systems and methodology for determining the adequacy of the ALLL.

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

The following table summarizes activity in the ALLL by loan category for the three months ended March 31, 2019 and 2018.

			Construction,
			Land			State and
	Residential	Commercial	Acquisition and	Commercial		Political
(in thousands)	Real Estate	Real Estate	Development	and Industrial	Consumer	Subdivisions	Unallocated	Total
Three months ended March 31, 2019:
Allowance for loan losses:
Beginning balance, January 1, 2019	$1,175	$3,107	$188	$2,552	$2,051	$417	$29	$9,519
Charge-offs	-	-	-	(139)	(315)	-	-	(454)
Recoveries	4	-	81	84	173	-	-	342
Provisions (credits)	(24)	(56)	(163)	2	54	6	27	(154)
Ending balance, March 31, 2019	$1,155	$3,051	$106	$2,499	$1,963	$423	$56	$9,253

Three months ended March 31, 2018:
Allowance for loan losses:
Beginning balance, January 1, 2018	$1,236	$3,499	$209	$2,340	$1,395	$355	$-	$9,034
Charge-offs	(63)	-	-	(77)	(260)	-	-	(400)
Recoveries	6	1	30	72	99	-	-	208
Provisions (credits)	70	(158)	17	170	588	33	-	720
Ending balance, March 31, 2018	$1,249	$3,342	$256	$2,505	$1,822	$388	$-	$9,562

The following table represents the allocation of the ALLL and the related loan balance, by loan category, disaggregated based on the impairment methodology at March 31, 2019 and December 31, 2018:

			Construction,
			Land			State and
	Residential	Commercial	Acquisition and	Commercial		Political
(in thousands)	Real Estate	Real Estate	Development	and Industrial	Consumer	Subdivisions	Unallocated	Total
March 31, 2019
Allowance for loan losses:
Individually evaluated for impairment	$13	$40	$-	$851	$2	$-	$-	$906
Collectively evaluated for impairment	1,142	3,011	106	1,648	1,961	423	56	8,347
Total	$1,155	$3,051	$106	$2,499	$1,963	$423	$56	$9,253

Loans receivable:
Individually evaluated for impairment	$1,834	$9,631	$81	$1,546	$380	$-	$-	$13,472
Collectively evaluated for impairment	160,104	256,986	22,307	154,975	167,739	59,784	-	821,895
Total	$161,938	$266,617	$22,388	$156,521	$168,119	$59,784	$-	$835,367

December 31, 2018
Allowance for loan losses:
Individually evaluated for impairment	$14	$41	$-	$600	$2	$-	$-	$657
Collectively evaluated for impairment	1,161	3,066	188	1,952	2,049	417	29	8,862
Total	$1,175	$3,107	$188	$2,552	$2,051	$417	$29	$9,519

Loans receivable:
Individually evaluated for impairment	$1,847	$9,408	$82	$697	$383	$-	$-	$12,417
Collectively evaluated for impairment	162,986	253,370	20,731	150,265	176,401	59,037	-	822,790
Total	$164,833	$262,778	$20,813	$150,962	$176,784	$59,037	$-	$835,207

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

The following tables present the recorded investment in loans receivable by loan category and credit quality indicator at March 31, 2019 and December 31, 2018:

	Credit Quality Indicators
	March 31, 2019
	Commercial Loans						Other Loans
		Special				Subtotal	Accruing	Non-accrual	Subtotal	Total
(in thousands)	Pass	Mention	Substandard	Doubtful	Loss	Commercial	Loans	Loans	Other	Loans
Residential real estate	$31,536	$252	$235	$-	$-	$32,023	$129,194	$721	$129,915	$161,938
Commercial real estate	254,254	1,661	10,702	-	-	266,617	-	-	-	266,617
Construction, land acquisition and development	20,343	-	-	-	-	20,343	2,027	18	2,045	22,388
Commercial and industrial	147,059	463	3,028	-	-	150,550	5,971	-	5,971	156,521
Consumer	2,389	-	-	-	-	2,389	165,290	440	165,730	168,119
State and political subdivisions	57,993	1,760	-	-	-	59,753	31	-	31	59,784
Total	$513,574	$4,136	$13,965	$-	$-	$531,675	$302,513	$1,179	$303,692	$835,367

	Credit Quality Indicators
	December 31, 2018
	Commercial Loans						Other Loans
		Special				Subtotal	Accruing	Non-accrual	Subtotal	Total
(in thousands)	Pass	Mention	Substandard	Doubtful	Loss	Commercial	Loans	Loans	Other	Loans
Residential real estate	$33,573	$291	$154	$-	$-	$34,018	$130,132	$683	$130,815	$164,833
Commercial real estate	250,674	1,858	10,246	-	-	262,778	-	-	-	262,778
Construction, land acquisition and development	17,704	-	757	-	-	18,461	2,352	-	2,352	20,813
Commercial and industrial	137,888	4,193	2,448	-	-	144,529	6,421	12	6,433	150,962
Consumer	2,024	-	-	-	-	2,024	174,373	387	174,760	176,784
State and political subdivisions	57,345	1,665	27	-	-	59,037	-	-	-	59,037
Total	$499,208	$8,007	$13,632	$-	$-	$520,847	$313,278	$1,082	$314,360	$835,207

Included in loans receivable are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The recorded investment in these non-accrual loans was $6.2 million and $4.7 million at March 31, 2019 and December 31, 2018, respectively. Generally, loans are placed on non-accrual status when they become 90 days or more delinquent. Once a loan is placed on non-accrual status, it remains on non-accrual status until it has been brought current, has six months of performance under the loan terms, and factors indicating reasonable doubt about the timely collection of payments no longer exist. Therefore, loans may be current in accordance with their loan terms, or may be less than 90 days delinquent and still be on a non-accrual status. There were no loans past due 90 days or more and still accruing at March 31, 2019 and December 31, 2018.

The following tables present the delinquency status of past due and non-accrual loans at March 31, 2019 and December 31, 2018:

	March 31, 2019
	Delinquency Status
	0-29 Days	30-59 Days	60-89 Days	>/= 90 Days
(in thousands)	Past Due	Past Due	Past Due	Past Due	Total
Performing (accruing) loans:
Residential real estate	$160,753	$219	$156	$-	$161,128
Commercial real estate	262,514	774	-	-	263,288
Construction, land acquisition and development	22,219	151	-	-	22,370
Commercial and industrial	153,731	1,177	35	-	154,943
Consumer	165,683	1,804	192	-	167,679
State and political subdivisions	59,784	-	-	-	59,784
Total performing (accruing) loans	824,684	4,125	383	-	829,192

Non-accrual loans:
Residential real estate	569	-	109	132	810
Commercial real estate	1,160	434	-	1,735	3,329
Construction, land acquisition and development	-	-	18	-	18
Commercial and industrial	1,296	-	278	4	1,578
Consumer	163	52	13	212	440
State and political subdivisions	-	-	-	-	-
Total non-accrual loans	3,188	486	418	2,083	6,175

Total loans receivable	$827,872	$4,611	$801	$2,083	$835,367

	December 31, 2018
	Delinquency Status
	0-29 Days	30-59 Days	60-89 Days	>/= 90 Days
(in thousands)	Past Due	Past Due	Past Due	Past Due	Total
Performing (accruing) loans:
Residential real estate	$163,690	$319	$136	$-	$164,145
Commercial real estate	259,904	-	-	-	259,904
Construction, land acquisition and development	20,813	-	-	-	20,813
Commercial and industrial	150,108	87	20	-	150,215
Consumer	173,890	2,221	286	-	176,397
State and political subdivisions	59,037	-	-	-	59,037
Total performing (accruing) loans	827,442	2,627	442	-	830,511

Non-accrual loans:
Residential real estate	443	-	136	109	688
Commercial real estate	1,061	-	-	1,813	2,874
Construction, land acquisition and development	-	-	-	-	-
Commercial and industrial	677	50	-	20	747
Consumer	91	61	74	161	387
State and political subdivisions	-	-	-	-	-
Total non-accrual loans	2,272	111	210	2,103	4,696

Total loans receivable	$829,714	$2,738	$652	$2,103	$835,207

The following tables present a distribution of the recorded investment, unpaid principal balance and the related allowance for FNCB’s impaired loans, which have been analyzed for impairment under ASC 310, at March 31, 2019 and December 31, 2018. Non-accrual loans, other than TDRs, with balances less than the $100 thousand loan relationship threshold are not evaluated individually for impairment and accordingly, are not included in the following tables. However, these loans are evaluated collectively for impairment as homogeneous pools in the general allowance under ASC Topic 450. Total non-accrual loans, other than TDRs, with balances less than the $100 thousand loan relationship threshold that were evaluated under ASC Topic 450 amounted to $0.9 million at March 31, 2019 and $0.7 million at December 31, 2018.

	March 31, 2019
		Unpaid
	Recorded	Principal	Related
(in thousands)	Investment	Balance	Allowance
With no allowance recorded:
Residential real estate	$342	$407	$-
Commercial real estate	7,401	9,154	-
Construction, land acquisition and development	81	81	-
Commercial and industrial	228	228	-
Consumer	25	27	-
State and political subdivisions	-	-	-
Total impaired loans with no related allowance recorded	8,077	9,897	-

With a related allowance recorded:
Residential real estate	1,492	1,492	13
Commercial real estate	2,230	2,230	40
Construction, land acquisition and development	-	-	-
Commercial and industrial	1,318	1,318	851
Consumer	355	355	2
State and political subdivisions	-	-	-
Total impaired loans with a related allowance recorded	5,395	5,395	906

Total impaired loans:
Residential real estate	1,834	1,899	13
Commercial real estate	9,631	11,384	40
Construction, land acquisition and development	81	81	-
Commercial and industrial	1,546	1,546	851
Consumer	380	382	2
State and political subdivisions	-	-	-
Total impaired loans	$13,472	$15,292	$906

	December 31, 2018
		Unpaid
	Recorded	Principal	Related
(in thousands)	Investment	Balance	Allowance
With no allowance recorded:
Residential real estate	$313	$375	$-
Commercial real estate	7,149	8,795	-
Construction, land acquisition and development	82	82	-
Commercial and industrial	-	-	-
Consumer	26	28	-
State and political subdivisions	-	-	-
Total impaired loans with no related allowance recorded	7,570	9,280	-

With a related allowance recorded:
Residential real estate	1,534	1,534	14
Commercial real estate	2,259	2,259	41
Construction, land acquisition and development	-	-	-
Commercial and industrial	697	697	600
Consumer	357	357	2
State and political subdivisions	-	-	-
Total impaired loans with a related allowance recorded	4,847	4,847	657

Total impaired loans:
Residential real estate	1,847	1,909	14
Commercial real estate	9,408	11,054	41
Construction, land acquisition and development	82	82	-
Commercial and industrial	697	697	600
Consumer	383	385	2
State and political subdivisions	-	-	-
Total impaired loans	$12,417	$14,127	$657

The following table presents the average balance and interest income by loan category recognized on impaired loans for the three months ended March 31, 2019 and 2018:

	Three months ended March 31,
	2019		2018
	Average	Interest	Average	Interest
(in thousands)	Balance	Income (1)	Balance	Income (1)
Residential real estate	$1,839	$21	$1,868	$21
Commercial real estate	9,630	77	7,839	77
Construction, land acquisition and development	82	1	84	1
Commercial and industrial	1,047	-	795	-
Consumer	380	5	393	4
State and political subdivisions	-	-	-	-
Total impaired loans	$12,978	$104	$10,979	$103

(1) Interest income represents income recognized on performing TDRs.

The additional interest income that would have been earned on non-accrual and restructured loans had these loans performed in accordance with their original terms approximated $82 thousand and $40 thousand for the three months ended March 31, 2019 and 2018, respectively.

Troubled Debt Restructured Loans

TDRs at March 31, 2019 and December 31, 2018 were $8.9 million and $9.2 million, respectively. Accruing and non-accruing TDRs were $8.2 million and $0.7 million, respectively, at March 31, 2019, and $8.5 million and $0.7 million, respectively, at December 31, 2018. Approximately $650 thousand in specific reserves have been established for TDRs as of March 31, 2019 and December 31, 2018, respectively. FNCB was not committed to lend additional funds to any loan classified as a TDR at March 31, 2019.

The modification of the terms of loans classified as TDRs may include one or a combination of the following, among others: a reduction of the stated interest rate of the loan, an extension of the maturity date, capitalization of real estate taxes, a payment modification under a forbearance agreement, or a permanent reduction of the recorded investment in the loan.

There were no loans modified as TDRs during the three months ended March 31, 2019 or 2018. There were no TDRs modified within the previous 12 months that defaulted (defined as past due 90 days or more) during the three months ended March 31, 2019 or 2018.

Residential Real Estate Loan Foreclosures

There were three consumer mortgage loans secured by residential real estate properties in the process of foreclosure at March 31, 2019.  There was no aggregate recorded investment to FNCB for these three loans at March 31, 2019.  The balance of one loan was previously charged-off in entirety and two loans were sold to an investor on the secondary market.  There were no residential real estate properties foreclosed upon for the three months ended March 31, 2019, and there was one residential real estate property with a carrying value of $45 thousand included in OREO at March 31, 2019.

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

Note 5. Income Taxes

The following table presents a reconciliation between the effective income tax expense and the income tax expense that would have been provided at the federal statutory tax rate of 21.0% for the three months ended March 31, 2019 and 2018, respectively.

	For the Three Months Ended March 31,
	2019		2018
(dollars in thousands)	Amount	%	Amount	%
Provision at statutory tax rates	$670	21.00%	$513	21.00%
Add (deduct):
Tax effects of tax free interest income	(106)	(3.32)%	(78)	(3.18)%
Non-deductible interest expense	5	0.15%	2	0.10%
Bank-owned life insurance	(28)	(0.86)%	(28)	(1.15)%
Other items, net	14	0.43%	17	0.65%
Income tax provision	$555	17.40%	$426	17.42%

FNCB had net deferred tax assets of $9.2 million at March 31, 2019, of which $5.7 million was related to approximately $30.0 million in net operating loss carryovers. At December 31, 2018, FNCB’s net deferred tax assets were $10.7 million.

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

Management performed an evaluation of FNCB’s deferred tax assets at March 31, 2019 taking into consideration all available positive and negative evidence at that time. Based on this evaluation, management believes that FNCB’s future taxable income will be sufficient to utilize deferred tax assets. Accordingly, a valuation allowance for deferred tax assets was not required at March 31, 2019 and December 31, 2018.

Note 6.  Related Party Transactions

In conducting its business, FNCB has engaged in, and intends to continue to engage in, banking and financial transactions with directors, executive officers and their related parties.

FNCB has granted loans, letters of credit and lines of credit to directors, executive officers and their related parties. The following table summarizes the changes in the total amounts of such outstanding loans, advances under lines of credit, net of any participations sold, as well as repayments during the three months ended March 31, 2019 and 2018.

	For the Three Months Ended March 31,
(in thousands)	2019	2018
Balance January 1,	$64,634	$55,576
Additions, new loans and advances	17,089	31,169
Repayments	(9,573)	(20,861)
Balance March 31,	$72,150	$65,884

At March 31, 2019, there were no loans made to directors, executive officers and their related parties that were not performing in accordance with the terms of the loan agreements.

Deposits from directors, executive officers and their related parties held by the Bank at March 31, 2019 and December 31, 2018 amounted to $92.4 million and $115.5 million, respectively, a decrease of $23.1 million. The decrease was due to cyclical outflows from several large commercial deposit relationships that are owned by, or a related party to, certain directors. Interest paid on the deposits amounted to $119 thousand and $84 thousand for the three months ended on March 31, 2019 and 2018, respectively.

In the course of its operations, FNCB acquires goods and services from, and transacts business with, various companies of related parties, which include, but are not limited to, employee health insurance, fidelity bond and errors and omissions insurance, legal services, and repair of repossessed automobiles for resale. FNCB recorded payments to related parties for goods and services of $528 thousand and $553 thousand for the three months ended March 31, 2019 and 2018, respectively.

On February 8, 2019, FNCB accelerated the final $5.0 million principal repayment, which was due and payable on September 1, 2019, along with all accrued interest, of which $3.1 million was paid to directors and/or their related interests.  Subordinated notes (the “Notes”) held by directors and/or their related parties totaled $3.1 million at December 31, 2018. Interest expense recorded on the Notes for directors and/or their related parties amounted to $27 thousand and $35 thousand for the three months ended March 31, 2019 and 2018, respectively.

On January 28, 2019, FNCB commenced a public offering of shares of its common stock in a firm commitment underwritten offering. The offering closed on February 8, 2019 and FNCB issued 3,285,550 shares of its common stock at an offering price of $7.00 per share. Shares acquired by directors, executive officers and their related parties as part of this offering were 339,886, or 10.3%, of the total common shares issued. For more information about the public offering, refer to Note 9, “Regulatory Matters/Subsequent Event” to these consolidated financial statements.

Note 7. Commitments and Contingencies

Leases

FNCB is obligated under operating leases for certain bank branches, office space and automobiles. Operating lease ROU assets represent our right to use an underlying asset during the lease term and operating liabilities represent our obligation to make lease payments under the lease agreement. ROU assets and operating lease liabilities are recognized at lease commencement based on the present value of the remaining lease payments using a discount rate that represents FNCB's incremental borrowing rate at the commencement date. ROU assets are included in other assets and operating lease liabilities are included in other liabilities in the consolidated statements of financial condition. As of March 31, 2019 ROU assets and lease liabilities were $ 3.2 million and $3.6 million, respectively. There were no new operating leases that have not yet commenced as of March 31, 2019.

The following table summarizes the components of FNCB's operating lease expense for the three months ended March 31, 2019. Operating lease expense associated with bank branches and office space is included in occupancy expense, while operating lease expense associated with automobiles is included in equipment expense in the consolidated statements of income.

(in thousands)	Three Months Ended March 31, 2019
Operating lease cost - bank branches	$85
Operating lease cost - automobiles	2
Short-term lease cost - office space	15
Short-term lease cost - automobiles	3
Variable lease cost	-
Total lease cost	$105

The following table summarizes the maturity of remaining operating lease liabilities as of March 31, 2019:

(in thousands)	March 31, 2019
2019	$251
2020	363
2021	335
2022	316
2023	312
2024 and thereafter	3,095
Total lease payments	4,672
Less: imputed interest	1,096
Present value of operating lease liabilities	$3,576

The following table presents other information related to our operating leases:

(dollars in thousands)	March 31, 2019
Weighted average remaining lease term	14.9 years
Weighted average discount rate	3.44%
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$116

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

There have been no changes in the status of the other litigation disclosed in FNCB’s Annual Report on Form 10-K for the year ended December 31, 2018.

Note 8. Stock Compensation Plans

FNCB has a Long-Term Incentive Compensation Plan (“LTIP”) for directors, executives and key employees. The LTIP authorizes up to 1,200,000 shares of common stock for issuance and provides the Board of Directors with the authority to offer several different types of long-term incentives, including stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares. During the three months ended March 31, 2019 and 2018, the Board of Directors granted 57,684 and 57,829 shares of restricted stock, respectively, under the LTIP. At March 31, 2019, there were 865,004 shares of common stock available for award under the LTIP. For the three months ended March 31, 2019 and 2018, stock-based compensation expense, which is included in salaries and benefits expense in the consolidated statements of income, totaled $67 thousand and $72 thousand, respectively. Total unrecognized compensation expense related to unvested restricted stock awards was $1.1 million and $883 thousand at March 31, 2019 and 2018, respectively. Unrecognized compensation expense related to unvested shares of restricted stock is expected to be recognized over a weighted-average period of 4.4 years.

The following table summarizes the activity related to FNCB’s unvested restricted stock awards during the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019		2018
		Weighted-		Weighted-
		Average		Average
	Restricted	Grant Date	Restricted	Grant Date
(dollars in thousands)	Shares	Fair Value	Shares	Fair Value
Unvested restricted stock awards at January 1,	114,702	$7.50	106,129	$6.23
Awards granted	57,684	7.64	57,829	8.54
Forfeitures	-	-	(1,279)	6.88
Vestings	-	-	-	-
Unvested restricted stock awards at March 31,	172,386	$7.55	162,679	$7.05

FNCB had an Employee Stock Incentive Plan (the “Stock Incentive Plan”), under which options were granted to key officers and other employees of FNCB. The aggregate number of shares authorized to be issued upon exercise of the options under the Stock Incentive Plan could not exceed 1,100,000 shares. Options and rights granted under the Stock Incentive Plan became exercisable six months after the date the options were awarded and expire ten years after the award date. Upon exercise, the shares are issued from FNCB’s authorized but unissued stock. The Stock Incentive Plan expired on August 30, 2010. Accordingly, no further grants have been, or will be, made under the Stock Incentive Plan. No compensation expense related to options under the Stock Incentive Plan was required to be recorded in the three months ended March 31, 2019 and 2018.  On January 5, 2019, the last 19,200 stock options outstanding under the Stock Incentive Plan expired and were forfeited.

Note 9. Regulatory Matters/Subsequent Event

On January 28, 2019, FNCB announced that it had commenced a public offering of shares of its common stock in a firm commitment underwritten offering. The offering closed on February 8, 2019 and FNCB issued 3,285,550 shares of its common stock, which included 428,550 shares issued upon the exercise in full of the option to purchase additional shares granted to underwriters, at an offering price of $7.00 per share, less an underwriting discount of $0.35 per share. FNCB received net proceeds after deducting the underwriting discount and offering expenses of $21.3 million. Following the receipt of the proceeds, during the first quarter of 2019, FNCB made a capital investment in FNCB Bank, its wholly-owned subsidiary of $17.8 million.

FNCB’s ability to pay dividends to its shareholders is largely dependent on the Bank’s ability to pay dividends to FNCB. Bank regulations limit the amount of dividends that may be paid without prior approval of the Bank’s regulatory agency. For the three months ended March 31, 2019 and 2018, cash dividends declared and paid by FNCB were $0.05 per share and $0.04 per share, respectively. FNCB offers a Dividend Reinvestment and Stock Purchase Plan (“DRP”) to its shareholders. Effective July 1, 2017, shares acquired under the DRP were purchased in open market transactions. Previously, FNCB issued shares under the DRP from authorized but unissued common shares. In January 2018, FNCB elected to continue purchasing dividend reinvestment shares in open market transactions, but decided to issue shares from authorized but unissued common shares for optional cash purchases. Common shares issued under the DRP for the three months ended March 31, 2019 and 2018 totaled 1,640 and 8,637, respectively. Additionally, on April 24, 2019, FNCB declared a cash dividend for the second quarter of 2019 of $0.05 per share, which is payable on June 17, 2019 to shareholders of record as of June 3, 2019.

FNCB and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on FNCB’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, FNCB and the Bank must meet specific capital guidelines that involve quantitative measures of FNCB's and the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. FNCB's and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.  Management believes, as of March 31, 2019, that FNCB and the Bank meet all applicable capital adequacy requirements.

Current quantitative measures established by regulation to ensure capital adequacy require FNCB to maintain minimum amounts and ratios (set forth in the tables below) of Total capital, Tier I capital, and Tier I common equity (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).

The following tables present summary information regarding FNCB’s and the Bank’s risk-based capital and related ratios at March 31, 2019 and December 31, 2018:

	Consolidated		Bank Only		Minimum Required For Capital Adequacy Purposes	Minimum Required For Capital Adequacy Purposes with Conservation Buffer	Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations*
(in thousands)	Amount	Ratio	Amount	Ratio	Ratio	Ratio	Ratio
March 31, 2019

Total capital (to risk-weighted assets)	$138,537	15.06%	$132,980	14.49%	8.00%	10.50%	10.00%

Tier I capital (to risk-weighted assets)	129,009	14.03%	123,452	13.45%	6.00%	8.50%	8.00%

Tier I common equity (to risk-weighted assets)	119,009	12.94%	123,452	13.45%	4.50%	7.00%	6.50%

Tier I capital (to average assets)	129,009	10.45%	123,452	10.07%	4.00%	4.00%	5.00%

Total risk-weighted assets	919,672		917,523

Total average assets	1,234,306		1,226,302

	Consolidated		Bank Only		Minimum Required For Capital Adequacy Purposes	Minimum Required For Capital Adequacy Purposes with Conservation Buffer	Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations*
(in thousands)	Amount	Ratio	Amount	Ratio	Ratio	Ratio	Ratio
December 31, 2018

Total capital (to risk-weighted assets)	$117,213	12.69%	$112,128	12.17%	8.00%	9.875%	10.00%

Tier I capital (to risk-weighted assets)	105,439	11.42%	102,354	11.11%	6.00%	7.875%	8.00%

Tier I common equity (to risk-weighted assets)	96,692	10.47%	102,354	11.11%	4.50%	6.375%	6.50%

Tier I capital (to average assets)	105,439	8.50%	102,354	8.27%	4.00%	4.000%	5.00%

Total risk-weighted assets	923,441		921,126

Total average assets	1,239,898		1,238,347

*Applies to the Bank only.

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

At March 31, 2019, FNCB owned four corporate debt securities with an aggregate amortized cost and fair value of $5.0 million and $4.9 million, respectively. The market for three of the four corporate debt securities at March 31, 2019 was not active and markets for similar securities are also not active.  FNCB obtained valuations for these securities from a third-party service provider that prepared the valuations using a discounted cash flow approach.  Management takes measures to validate the service provider’s analysis and is actively involved in the valuation process, including reviewing and verifying the assumptions used in the valuation calculations. Results of a discounted cash flow test are significantly affected by variables such as the estimate of the probability of default, estimates of future cash flows, discount rates, prepayment rates and the creditworthiness of the underlying issuers.  FNCB considers these inputs to be unobservable Level 3 inputs because they are based on estimates about the assumptions market participants would use in pricing this type of asset and developed based on the best information available in the circumstances rather than on observable inputs. As it relates to fair value measurements, once each issuer is categorized and the forecasted default rates have been applied, the expected cash flows are modeled using the variables described above. Discount rates ranging from 6.50% to 7.00% were applied to the expected cash flows to estimate fair value. Management will continue to monitor the market for these securities to assess the market activity and the availability of observable inputs and will continue to apply these controls and procedures to the valuations received from its third-party service provider for the period it continues to use an outside valuation service.

Equity Securities

The estimated fair values of equity securities are determined by obtaining quoted prices on nationally recognized exchanges (Level 1 inputs).

Assets Measured at Fair Value on a Recurring Basis

The following tables present the financial assets that are measured at fair value on a recurring basis at March 31, 2019 and December 31, 2018, and the fair value hierarchy of the respective valuation techniques utilized by FNCB to determine the fair value:

	Fair Value Measurements at March 31, 2019
			Significant	Significant
		Quoted Prices	Other	Other
		in Active Markets	Observable	Unobservable
		for Identical Assets	Inputs	Inputs
(in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Available-for-sale debt securities:
Obligations of state and political subdivisions	$132,124	$-	$132,124	$-
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	33,952	-	33,952	-
Collateralized mortgage obligations - commercial	75,143	-	75,143	-
Mortgage-backed securities	21,112	-	21,112	-
Private collateralized mortgage obligations	2,807	-	2,807	-
Corporate debt securities	4,993	-	1,023	3,970
Asset-backed securities	1,560	-	1,560	-
Negotiable certificates of deposit	2,423	-	2,423	-
Total available-for-sale debt securities	$274,114	$-	$270,144	$3,970

Equity securities, at fair value	$903	$903	$-	$-

	Fair Value Measurements at December 31, 2018
			Significant	Significant
		Quoted Prices	Other	Other
		in Active Markets	Observable	Unobservable
		for Identical Assets	Inputs	Inputs
(in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Available-for-sale debt securities:
Obligations of state and political subdivisions	$152,187	$-	$152,187	$-
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	34,207	-	34,207	-
Collateralized mortgage obligations - commercial	73,640	-	73,640	-
Mortgage-backed securities	23,934	-	23,934	-
Private collateralized mortgage obligations	2,913	-	2,913	-
Corporate debt securities	4,936	-	1,007	3,929
Asset-backed securities	1,802	-	1,802	-
Negotiable certificates of deposit	2,413	-	2,413	-
Total available-for-sale debt securities	$296,032	$-	$292,103	$3,929

Equity securities, at fair value	$891	$891	$-	$-

There were no transfers between levels within the fair value hierarchy during the three months ended March 31, 2019 and 2018.

The following table presents a reconciliation and statement of operations classifications of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3), which consisted entirely of corporate debt securities, for the three months ended March 31, 2019 and 2018.

Fair Value Measurements
Using Significant Unobservable Inputs (Level 3)
	Corporate Debt Securities
	For the Three Months Ended March 31,
(in thousands)	2019	2018
Balance at January 1,	$3,929	$4,058
Additions	-	-
Payments Received	-	-
Sales	-	-
Total gains or losses (realized/unrealized):
Included in earnings	-	-
Included in other comprehensive income (loss)	41	(53)
Balance at March 31,	$3,970	$4,005

Assets Measured at Fair Value on a Non-Recurring Basis

The following tables present assets and liabilities measured at fair value on a non-recurring basis at March 31, 2019 and December 31, 2018, and additional quantitative information about the valuation techniques and inputs utilized by FNCB to determine fair value. All assets were measured using Level 3 inputs.

	March 31, 2019
	Fair Value Measurement			Quantitative Information
	Recorded	Valuation	Fair	Valuation	Unobservable	Value/
(in thousands)	Investment	Allowance	Value	Technique	Inputs	Range
Impaired loans - collateral dependent	$8,635	$605	$8,030	Appraisal of collateral	Selling cost	10.0%
Impaired loans - other	4,838	301	4,537	Discounted cash flows	Discount rate	4.0%-7.5%
Other real estate owned	-	-	-	Appraisal of collateral	Selling cost	10.0%

	December 31, 2018
	Fair Value Measurement			Quantitative Information
	Recorded	Valuation	Fair	Valuation	Unobservable	Value/
(in thousands)	Investment	Allowance	Value	Technique	Inputs	Range
Impaired loans - collateral dependent	$8,020	$606	$7,414	Appraisal of collateral	Selling cost	10.0%
Impaired loans - other	4,397	51	4,346	Discounted cash flows	Discount rate	3.7%-7.5%
Other real estate owned	919	-	919	Appraisal of collateral	Selling cost	10.0%

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

The following table summarizes the estimated fair values of FNCB’s financial instruments using an exit price notion at March 31, 2019 and at December 31, 2018. FNCB discloses fair value information about financial instruments, whether or not recognized in the statements of financial condition, for which it is practicable to estimate that value. The fair value of financial instruments that are not measured at fair value in the financial statements were based on the exit price notion. The following estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, management judgment is required to interpret data and develop fair value estimates. Accordingly, the estimates below are not necessarily indicative of the amounts FNCB could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	Fair Value	March 31, 2019		December 31, 2018
(in thousands)	Measurement	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Cash and short term investments	Level 1	$32,745	$32,745	$36,481	$36,481
Available-for-sale debt securities	See previous table	274,114	274,114	296,032	296,032
Equity securities, at fair value	Level 1	903	903	891	891
Restricted stock	Level 2	3,120	3,120	3,123	3,123
Loans held for sale	Level 2	609	609	820	820
Loans, net	Level 3	829,611	817,729	829,581	816,234
Accrued interest receivable	Level 2	3,706	3,706	3,614	3,614
Equity securities without readily determinable fair values	Level 3	1,658	1,658	1,658	1,658
Servicing rights	Level 3	350	836	350	878

Financial liabilities
Deposits	Level 2	1,040,090	1,038,922	1,095,629	1,093,797
Borrowed funds	Level 2	39,298	39,267	34,240	34,108
Accrued interest payable	Level 2	339	339	338	338

Note 11. Earnings per Share

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

The following table presents the calculation of both basic and diluted earnings per share of common stock for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
(in thousands, except share data)	2019	2018
Net income	$2,635	$2,019

Basic weighted-average number of common shares outstanding	18,720,502	16,763,401
Plus: Common share equivalents	13,150	25,935
Diluted weighted-average number of common shares outstanding	18,733,652	16,789,336

Income per common share:
Basic	$0.14	$0.12
Diluted	$0.14	$0.12

For the three months ended March 31, 2019 and 2018, common stock equivalents reflected in the table above were related entirely to the incremental shares of unvested restricted stock. As of March 31, 2019, there were no other outstanding stock options. Stock options of 19,200 for the three months ended March 31, 2018 were excluded from common stock equivalents. The exercise prices of stock options exceeded the average market price of FNCB’s common shares at March 31, 2018; therefore, inclusion of these common stock equivalents would be anti-dilutive to the diluted earnings per common share calculation.

Note 12 . Other Comprehensive Income

The following table summarizes the reclassifications out of accumulated other comprehensive income (loss) for the three months ended March 31, 2019, comprised entirely of unrealized gains and losses on available-for-sale debt securities:

	Three Months Ended March 31, 2019
(in thousands)	Amount Reclassifed from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Consolidated Statements of Income
Available-for-sale debt securities:
Reclassification adjustment for net gains reclassified into net income	$(160)	Net gain (loss) on the sale of available-for-sale debt securities
Taxes	34	Income taxes
Net of tax amount	$(126)

There were no reclassifications out of accumulated other comprehensive income (loss) for the three months ended March 31, 2018.

The following table summarizes the changes in accumulated other comprehensive (loss) income, net of tax for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
(in thousands)	2019	2018
Balance, beginning of period	$(4,540)	$(1,745)
Other comprehensive income (loss) before reclassifications	3,677	(3,932)
Amount reclassified from accumulated other comprehensive income (loss)	(126)	-
Net other comprehensive income (loss) during the period	3,551	(3,932)
Reclassification of net loss on equity securities upon adoption of ASU 2016-1	-	65
Balance, end of period	$(989)	$(5,612)

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

This Quarterly Report should be read in conjunction with the more detailed and comprehensive disclosures included in the Annual Report on Form 10-K for the year ended December 31, 2018 for FNCB Bancorp, Inc. In addition, please read this section in conjunction with the consolidated financial statements and notes to consolidated financial statements contained elsewhere herein.

FNCB Bancorp, Inc. and its subsidiaries ("FNCB") are in the business of providing customary retail and commercial banking services to individuals, businesses and local governments and municipalities through its wholly-owned subsidiary, FNCB Bank, at its 16 full-service branch offices within its primary market area, Northeastern Pennsylvania, and a LPO based in Allentown, Lehigh County, Pennsylvania.

FORWARD-LOOKING STATEMENTS

FNCB may from time to time make written or oral “forward-looking statements,” including statements contained in our filings with the Securities and Exchange Commission (“SEC”), in our reports to shareholders, and in our other communications, which are made in good faith by us pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements include statements with respect to FNCB’s beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, that are subject to significant risks and uncertainties, and are subject to change based on various factors (some of which are beyond our control). The words “may,” “could,” “should,” “will,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “project,” “future” and similar expressions are intended to identify forward-looking statements. The following factors, among others, could cause FNCB’s financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in our markets; the effects of, and changes in trade, monetary, fiscal and tax policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; inflation, interest rate, market and monetary fluctuations; the timely development of and acceptance of new products and services; the ability of FNCB to compete with other institutions for business, including for deposit and loan growth; the composition and concentrations of FNCB’s lending risk and the adequacy of FNCB's reserves to manage those risks; the valuation of FNCB’s investment securities; the ability of FNCB to pay dividends or repurchase common shares; the ability of FNCB to retain key personnel; the impact of any pending or threatened litigation against FNCB; the marketability of shares of FNCB stock and fluctuations in the value of FNCB’s share price; the effectiveness of FNCB’s system of internal controls; the ability of FNCB to attract additional capital investment; the impact of changes in financial services’ laws and regulations (including laws concerning capital adequacy, taxes, banking, securities and insurance); the ability of FNCB to identify future acquisition targets, complete acquisitions and integrate new teams into FNCB's operations; the impact of technological changes and security risks upon our information technology systems; changes in consumer spending and saving habits; the nature, extent, and timing of governmental actions and reforms, and the success of FNCB at managing the risks involved in the foregoing and other risks and uncertainties, including those detailed in FNCB’s filings with the SEC.

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

Readers should carefully review the risk factors described in the Annual Report and other documents that FNCB periodically files with the SEC, including its Form 10-K for the year ended December 31, 2018.

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

On a quarterly basis, management evaluates individual investment securities in an unrealized loss position for other than temporary impairment (“OTTI”). The evaluation for OTTI requires the use of various assumptions, including but not limited to, the length of time an investment’s fair value is less than book value, the severity of the investment’s decline, any credit deterioration of the issuer, whether management intends to sell the security, and whether it is more-likely-than-not that FNCB will be required to sell the security prior to recovery of its amortized cost basis. Debt investment securities deemed to have OTTI are written down by the impairment related to the estimated credit loss, and the non-credit related impairment loss is recognized in other comprehensive income. FNCB did not recognize any OTTI charges on investment securities for the three months ended March 31, 2019 and 2018 within the consolidated statements of income.

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

In connection with determining the income tax provision or benefit, management considers maintaining liabilities for uncertain tax positions and tax strategies that it believes contain an element of uncertainty. Periodically, management evaluates each of FNCB’s tax positions and strategies to determine whether a liability for uncertain tax benefits is required. As of March 31, 2019 and December 31, 2018, management determined that FNCB did not have any uncertain tax positions or tax strategies and that no liability was required to be recorded.

Refer to Note 5, “Income Taxes,” of the notes to consolidated financial statements included in Item 1 hereof for additional information about income taxes.

New Authoritative Accounting Guidance and Accounting Guidance to be Adopted in Future Periods

Refer to Note 2, “New Authoritative Accounting Guidance,” of the notes to consolidated financial statements included in Item 1 hereof for information about new authoritative accounting guidance adopted by FNCB during the three months ended March 31, 2019, as well as new accounting guidance issued, but not previously reported, that will be adopted by FNCB in future periods.

Executive Summary

The following overview should be read in conjunction with this MD&A in its entirety.

FNCB recorded consolidated net income of $2.6 million, or $0.14 per diluted common share, for the three months ended March 31, 2019, an increase of $0.6 million, or 30.5%, compared to $2.0 million, or $0.12 per diluted common share, for the three months ended March 31, 2018. Annualized return on average assets and return on average equity were 0.86% and 9.70%, respectively, for the three months ended March 31, 2019, compared to 0.70% and 9.44%, respectively, for three months ended March 31, 2018. FNCB paid a dividend of $0.05 per share to holders of common stock in the first quarter of 2019, an increase of $0.01 per share, or 25.0%, compared to a dividend of $0.04 per share paid to holders of common stock in the first quarter of 2018.

The improvement in first quarter earnings primarily reflected a credit for loan and lease losses of $154 thousand in 2019 compared to a provision for loan and lease losses of $720 million in 2018 and an increase in net interest income, partially offset by an increases of $193 thousand, or 2.7%, in non-interest expenses and $129 thousand, or 30.3%, in income tax expense comparing the three-month periods ended March 31, 2019 and 2018.

Total assets decreased $23.3 million, or 1.9%, to $1.214 billion at March 31, 2019 from $1.238 billion at December 31, 2018. The change in total assets primarily reflected a $21.9 million, or 7.4%, decrease in available-for-sale debt securities to $274.1 million at March 31, 2019 from $296.0 million at December 31, 2018. During the first quarter of 2019, FNCB sold available-for-sale debt securities with an aggregate amortized cost basis of $25.0 million. The proceeds from the sale of securities were used to supplement cyclical deposit trends and minimize wholesale funding utilization. Total deposits decreased by $55.5 million, or 5.1%, to $1.040 billion at March 31, 2019 from $1.096 billion at December 31, 2018. The decline in deposits was primarily attributable to cyclical net outflows of public funds.

Total shareholders’ equity increased $26.6 million, or 27.3%, to $123.8 million at March 31, 2019 from $97.2 million at December 31, 2018.  FNCB successfully completed a public offering of its common stock, which resulted in a net increase to capital after offering expenses of $21.3 million. Also contributing to the increase in capital was net income for the three months ended March 31, 2019 of $2.6 million and a $3.6 million decrease in accumulated other comprehensive loss related to appreciation in the fair value of FNCB’s available-for-sale securities, net of income taxes. Partially offsetting these increases were dividends declared and paid of $1.0 million for the first quarter of 2019.

During the second quarter of 2019 FNCB anticipates opening a de novo branch in Mountain Top, Luzerne County, Pennsylvania in a facility that was purchased during in the fourth quarter of 2018. Also, in the second quarter of 2019, FNCB expects to complete the construction and relocation of its main office into a new state-of-the-art facility. The new main office will be located directly accross the street at 100 S. Blakely Street, Dunmore, Lackawanna County, Pennsylvania. Both locations will feature the personal banker model and a relaxed, cafe-like atmosphere. The main office relocation project is expected to cost $2.0 million, which is being funded by cash generated from operations.

For the remainder of 2019, management is focused on growing core deposit relationship, managing funding costs and creating efficiency within the balance sheet through effective asset/liability management strategies. In order to assist in these initiatives, at the beginning of 2019, FNCB appointed a Chief Banking Officer to its Executive Management Team. The Chief Banking Officer, who has extensive retail financial sales and managerial experience will oversee FNCB's commercial lending and retailing lending and banking units.

Summary of Performance

Net Interest Income

Net interest income is the difference between (i) interest income, interest and fees on interest-earning assets, and (ii) interest expense, interest paid on deposits and borrowed funds. Net interest income represents the largest component of FNCB’s operating income and, as such, is the primary determinant of profitability. Net interest income is impacted by variations in the volume, rate and composition of earning assets and interest-bearing liabilities, changes in general market rates and the level of non-performing assets. Interest income is shown on a fully tax-equivalent basis using the corporate statutory tax rate of 21.0%.

Net interest income on a tax-equivalent basis increased by a modest $103 thousand, or 1.1%, to $9.1 million for the three months ended March 31, 2019 from $9.0 million for the same three months of 2018.  Tax-equivalent interest income was positively impacted by increases attributable to both rate and volume of interest-earning assets, but was almost entirely offset by increases in rates paid on interest-bearing liabilities, as the cost of funding earning assets outpaced the increase in yields earned on interest-earning assets. Tax-equivalent interest income increased $1.2 million, or 11.4%, to $11.7 million for the three months ended March 31, 2019 from $10.5 million for the three months ended March 31, 2018. The tax-equivalent yield on interest-earning assets improved by 23 basis points to 4.06% for the three months ended March 31, 2019 from 3.83% for the same three months of 2018, while average interest-earning assets increased by $57.3 million, to $1.157 billion at March 31, 2019 from $1.100 billion at March 31, 2018. Offsetting the improvement in interest income was an increase in the rate paid on interest-bearing liabilities of 42 basis points, or 60.9%, to 1.11% for the three months ended March 31, 2019 as compared to 0.69% for the same three months of 2018.  Similarly, the average balance of interest-bearing liabilities increased by $52.8 million, or 5.8%, comparing first quarter 2019 and 2018. Tax-equivalent net interest margin, a key measurement used in the banking industry to measure income from earning assets relative to the cost to fund those assets, is calculated by dividing tax-equivalent net interest income by average interest-earning assets. FNCB’s tax-equivalent net interest margin contracted by 12 basis points due to the factors detailed above, to 3.14% during the three months ended March 31, 2019 from 3.26% for the same three months of 2018. Rate spread, the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities shown on a fully tax-equivalent basis, was 2.95% for the three months ended March 31, 2019, a decrease of 19 basis points compared to 3.14% for the same period of 2018.

Interest income on a tax-equivalent basis increased $1.2 million, or 11.4%, to $11.7 million for the three-month period ended March 31, 2019, compared to $10.5 million in 2018. The increase was attributed to both an increase in average earning assets of $57.3 million, or 5.2%, as well as increases in the yields earned on the loan and investment portfolios. The largest increase was concentrated in the loan portfolio, as the average balance of loans increased by $50.8 million, or 6.4%, to $843.6 million at March 31, 2019 compared to $792.8 million at March 31, 2018. The increase in the average balance of loans contributed $541 thousand to the increase in interest income for the three months ended March 31, 2019, while an increase of $5.7 million in average interest-bearing deposits in other banks contributed an additional $28 thousand to the increase in interest income. In addition to the growth in average earning assets, the tax-equivalent yield on earning assets increased by 23 basis points to 4.06% for the three months ended March 31, 2019 compared to 3.83% for the same period of 2018, driven by increases in the federal funds target rate and corresponding increases in the national prime lending rate and general market interest rates. Changes in the yields of earnings assets resulted in a $622 thousand increase in tax-equivalent interest income. Specifically, the tax-equivalent yield on the loan portfolio contributed the majority of the increase, improving 29 basis points to 4.52% in the first quarter of 2019 from 4.23% for the same quarter of 2018, which resulted in a $608 thousand increase in tax-equivalent interest income. The tax-equivalent yield on the investment portfolio increased 4 basis points to 2.85% for the first quarter of 2019 from 2.81% for the same period of 2018, which contributed $19 thousand to the increase in tax-equivalent interest income.

Increases in the federal funds target rate also contributed to an increase in interest expense paid on interest-bearing liabilities. FNCB’s net interest income levels were negatively impacted by a $1.1 million, or 70.5%, increase in interest expense, attributable to an increase in interest expense due to rates of $1.0 million, combined with an increase in interest expense due to volumes of $99 thousand. FNCB’s cost of funds for the first quarter of 2019 increased by 42 basis points to 1.11% compared to 0.69% for the same quarter of 2018. Higher average rates paid on interest-bearing deposits led to an increase in interest expense of $908 thousand, concentrated in interest-bearing demand and time deposits. Specifically, the rate paid on interest-bearing demand deposits increased 34 basis points to 0.78% from 0.44% comparing the three months ended March 31, 2019 and 2018, which contributed $442 thousand to the increase in interest expense paid on deposits. Additionally, the rate paid on time deposits increased by 72 basis points to 1.66% for the first quarter of 2019 compared to 0.94% for the same period of 2018, which contributed $464 thousand to the increase in interest expense paid on deposits. Similarly, the rate paid on borrowed funds increased by 98 basis points to 2.91% for the three months ended March 31, 2019 as compared to 1.93% for the same three months of 2018, which resulted in an increase to interest expense of $94 thousand. The average balance of interest-bearing deposits increased by $97.0 million, or 12.0%, comparing first quarter 2019 and 2018, as deposits were used to offset borrowed funds, which declined $44.3 million during the same period. Accounting for the majority of the increase in average-interest-bearing liabilities was an increase in average time deposits of $78.4 million, or 38.2%, which resulted from retail certificate of deposits specials offered and increased utilization of wholesale time deposits. Comparing the three months ended March 31, 2019 and 2018, average retail time deposits increased $27.1 million, or 14.8% and average wholesale time deposits increased $51.3 million, which together resulted in a $230 thousand increase to interest expense. Overall, changes in the volumes of interest-bearing liabilities resulted in an $99 thousand to the increase in interest expense for the first quarter of 2019.

Net interest income depends upon the relative amount of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them. The following table presents certain information about FNCB’s consolidated statements of financial condition and consolidated statements of income for the three-month periods ended March 31, 2019 and 2018, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are calculated by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include amortization of fees which are considered adjustments to yields.

	Three Months Ended
	March 31, 2019			March 31, 2018
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Assets
Earning assets (2)(3)
Loans-taxable (4)	$784,359	$8,940	4.56%	$748,375	$7,934	4.24%
Loans-tax free (4)	59,220	591	3.99%	44,383	448	4.04%
Total loans (1)(2)	843,579	9,531	4.52%	792,758	8,382	4.23%
Securities-taxable	299,498	2,119	2.83%	301,032	2,109	2.80%
Securities-tax free	4,638	47	4.05%	2,325	25	4.30%
Total securities (1)(5)	304,136	2,166	2.85%	303,357	2,134	2.81%
Interest-bearing deposits in other banks	9,495	46	1.94%	3,825	23	2.41%
Total earning assets	1,157,210	11,743	4.06%	1,099,940	10,539	3.83%
Non-earning assets	91,544			85,217
Allowance for loan and lease losses	(9,676)			(9,103)
Total assets	$1,239,078			$1,176,054

Liabilities and Shareholders' Equity
Interest-bearing liabilities
Interest-bearing demand deposits	$527,722	1,031	0.78%	$496,240	552	0.44%
Savings deposits	91,846	32	0.14%	104,702	34	0.13%
Time deposits	283,974	1,175	1.66%	205,552	481	0.94%
Total interest-bearing deposits	903,542	2,238	0.99%	806,494	1,067	0.53%
Borrowed funds and other interest-bearing liabilities	58,402	425	2.91%	102,676	495	1.93%
Total interest-bearing liabilities	961,944	2,663	1.11%	909,170	1,562	0.69%
Demand deposits	155,122			169,450
Other liabilities	11,801			10,663
Shareholders' equity	110,211			86,771
Total liabilities and shareholder's equity	$1,239,078			$1,176,054

Net interest income/interest rate spread (6)		9,080	2.95%		8,977	3.14%
Tax equivalent adjustment		(134)			(99)
Net interest income as reported		$8,946			$8,878

Net interest margin (7)			3.14%			3.26%

(1)	Interest income is presented on a tax equivalent basis using a 21% rate.
(2)	Loans are stated net of unearned income.
(3)	Non-accrual loans are included in loans within earning assets
(4)	Loan fees included in interest income are not significant
(5)	The yields for securities that are classified as available for sale is based on the average historical amortized cost.
(6)	Interest rate spread represents the difference between the average yield on interest earning assets and the cost of interest bearing liabilities and is presented on a tax equivalent basis.
(7)	Net interest income as a percentage of total average interest earning assets.

Rate Volume Analysis

The most significant impact on net income between periods is derived from the interaction of changes in the volume and rates earned or paid on interest-earning assets and interest-bearing liabilities. The volume of earning assets, specifically loans and investments, compared to the volume of interest-bearing liabilities represented by deposits and borrowings, combined with the spread, produces the changes in net interest income between periods. Components of interest income and interest expense are presented on a tax-equivalent basis using the corporate federal income tax rate of 21%.

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

	Quarter Ended March 31,
	2019 vs. 2018
	Increase (Decrease)
	Due to	Due to	Total
(dollars in thousands)	Volume	Rate	Change
Interest income:
Loans - taxable	$393	$613	$1,006
Loans - tax free	148	(5)	143
Total loans	541	608	1,149
Securities - taxable	(11)	21	10
Securities - tax free	24	(2)	22
Total securities	13	19	32
Interest-bearing deposits in other banks	28	(5)	23
Total interest income	582	622	1,204

Interest expense:
Interest-bearing demand deposits	37	442	479
Savings deposits	(4)	2	(2)
Time deposits	230	464	694
Total interest-bearing deposits	263	908	1,171
Borrowed funds and other interest-bearing liabilities	(164)	94	(70)
Total interest expense	99	1,002	1,101
Net interest income	$483	$(380)	$103

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

FNCB recorded a credit for loan and lease losses of $154 thousand for the three-month period ended March 31, 2019, compared to a provision of $720 thousand for the three months ended March 31, 2018. The credit in the first quarter of 2019 primarily reflected a decrease in historical net charge-off rates.  The provision recorded during the three months ended March 31, 2018 reflected an increase in the balance of net loans of $37.0 million, coupled with net charge-offs for the period of $192 thousand.

Non-interest Income

For the three months ended March 31, 2019 and 2018, total non-interest income was relatively unchanged at $1.5 million. FNCB realized net gains on the sale of available-for-sale debt securities of $160 thousand during the first quarter of 2019. There were no net gains realized from the sale of available-for-sale debt securities during the same quarter of 2018. Additionally, comparing the three months ended 2019 and 2018, other income and net gains on the sale of mortgage loans increased by $112 thousand and $7 thousand, respectively. while deposit service charges decreased by $17 thousand.  During the first quarter of 2019, FNCB recorded a net gain on equity securities of $12 thousand as compared to a net loss of $19 thousand during the same period of 2018.  Partially offsetting these positive factors were decreases in net gains on the sale of SBA guaranteed loans and other real estate owned of $251 thousand and $38 thousand, respectively, which were recorded during the first quarter of 2018, coupled with a decrease in deposit services charges of $17 thousand.

Non-interest Expense

Non-interest expense increased $193 thousand, or 2.7%, to $7.4 million for the three months ended March 31, 2019 from $7.2 million for the same three months of 2018. The change primarily reflected an increase of $233 thousand, or 6.4%, in salaries and employee benefits expense related to recent staff additions, coupled with an increase in data processing expenses of $133 thousand attributable to recent technology enhancements, advertising expenses of $84 thousand and professional fees of $36 thousand. Partially offsetting these increases were decreases in other operating expenses of $176 thousand, occupancy expenses of $53 thousand, regulatory assessments of $33 thousand, and other losses of $32 thousand.  The decrease in other operating expense included a reduction in telecommunications expense related to network enhancements completed in 2018, coupled with a one-time application fee for FNCB's transition to the Nasdaq Capital Market for listing its shares of common stock paid in 2018.

Provision for Income Taxes

FNCB recorded income tax expense of $555 thousand for the first quarter of 2019, an increase of $129 thousand, or 30.3%, compared to income tax expense of $426 thousand for the same quarter of 2018. The increase in income tax expense primarily reflected an increase in pre-tax net income of $745 thousand, or 30.5%, when comparing the three months ended March 31, 2019 and 2018.

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

Management performed an evaluation of FNCB’s deferred tax assets at March 31, 2019 taking into consideration both positive and negative evidence that existed as of that date. Based on this evaluation, management believes that FNCB’s future taxable income will be sufficient to utilize deferred tax assets. Accordingly, management concluded that no valuation allowance for deferred tax assets was required at March 31, 2019.

FINANCIAL CONDITION

Assets

Total assets decreased $23.3 million, or 1.9%, to $1.214 billion at March 31, 2019 from $1.238 billion at December 31, 2018. The change in total assets primarily reflected a $21.9 million, or 7.4% decrease in available-for-sale debt securities to $274.1 million at March 31, 2019 from $296.0 million at December 31, 2018.  Market opportunities allowed for the sale of securities to supplement cyclical deposit trends, minimize wholesale funding utilization and record additional non-interest income.  Net loans remained steady, increasing by only $30 thousand, while total deposits decreased by $55.5 million, or 5.1%, primarily attributable to cyclical net outflows of municipal deposits. Borrowed funds increased by $5.1 million, or 14.8%, to $39.3 million at March 31, 2019 as compared to $34.2 million at December 31, 2018.

Cash and Cash Equivalents

Cash and cash equivalents declined $3.7 million, or 10.2%, to $32.7 million at March 31, 2019 from $36.5 million at December 31, 2018. The reduction was due primarily to cyclical reductions in deposits. FNCB paid a dividend of $0.05 per share to holders of our common stock during the first quarter of 2019, an increase of 25.0% from $0.04 per share during the first quarter of 2018.

Securities

FNCB’s investment securities portfolio provides a source of liquidity needed to meet expected loan demand and interest income to increase profitability. Additionally, the investment securities portfolio is used to meet pledging requirements to secure public deposits and for other purposes. Debt securities are classified as either held-to-maturity or available-for-sale at the time of purchase based on management's intent. Held-to-maturity securities are carried at amortized cost, while available-for-sale securities are carried at fair value, with unrealized holding gains and losses reported as a component of shareholders’ equity in accumulated other comprehensive income (loss), net of tax. At March 31, 2019 and December 31, 2018, all debt securities were classified as available-for-sale. Equity securities with readily determinable fair values are carried at fair value, with gains and losses due to fluctuations in market value included in the consolidated statements of income. Securities with limited marketability and/or restrictions, such as FHLB of Pittsburgh stock, are carried at cost. Decisions to purchase or sell investment securities are based upon management’s current assessment of long- and short-term economic and financial conditions, including the interest rate environment and asset/liability management, liquidity and tax-planning strategies.

At March 31, 2019, the investment portfolio was comprised principally of fixed-rate securities issued by U.S. government or U.S. government-sponsored agencies, which include mortgage-backed securities and residential and commercial collateralized mortgage obligations (“CMOs”), fixed-rate taxable obligations of state and political subdivisions and corporate debt securities. Except for U.S. government and government-sponsored agencies, there were no securities of any individual issuer that exceeded 10.0% of shareholders’ equity at March 31, 2019.

The following table presents the carrying value of debt securities, all of which were classified as available-for-sale and carried at fair value at March 31, 2019 and December 31, 2018:

Composition of the Investment Portfolio

	March 31,	December 31,
(in thousands)	2019	2018
Available-for-sale debt securities
Obligations of state and political subdivisions	$132,124	$152,187
U.S. government/ government-sponsored agencies:
Collateralized mortgage obligations - residential	33,952	34,207
Collateralized mortgage obligations - commerical	75,143	73,640
Mortgage-backed securities	21,112	23,934
Private collateralized mortgage obligations	2,807	2,913
Corporate debt securities	4,993	4,936
Asset-backed securities	1,560	1,802
Negotiable certificates of deposit	2,423	2,413
Total available-for-sale debt securities	$274,114	$296,032

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

There were no securities purchased during the three months ended March 31, 2019. During the first quarter of 2019, FNCB sold 19 of its debt securities, including 18 taxable obligations of state and political subdivisions and one agency security.  The securities sold had an aggregate amortized cost of $25.0 million.  Gross proceeds received totaled $25.1 million, with net gains of $160 thousand realized upon the sales and included in non-interest income.

The following table presents the maturities of available-for-sale debt securities, based on carrying value at March 31, 2019 and the weighted average yields of such securities calculated on the basis of the amortized cost and effective yields weighted for the scheduled maturity of each security. The yields on tax-exempt obligations of state and political subdivisions are presented on a tax-equivalent basis using the federal corporate income tax rate of 21.0%. Because residential, commercial and private collateralized mortgage obligations, mortgage-backed securities and asset-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following summary.

Maturity Distribution of the Investment Portfolio

	March 31, 2019
(dollars in thousands)	Within One Year	>1 - 5 Years	6 - 10 Years	Over 10 Years	Collateralized Mortgage Obligations, Mortgage-Backed and Asset-Backed Securities	Total
Available-for-sale debt securities
Obligations of state and political subdivisions	$-	$55,678	$72,497	$3,949	$-	$132,124
Yield		2.60%	2.87%	3.60%		2.78%
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	-	-	-	-	33,952	33,952
Yield					2.85%	2.85%
Collateralized mortgage obligations - commercial	-	-	-	-	75,143	75,143
Yield					2.50%	2.50%
Mortgage-backed securities	-	-	-	-	21,112	21,112
Yield					2.96%	2.96%
Private collateralized mortgage obligations	-	-	-	-	2,807	2,807
Yield					4.12%	4.12%
Corporate debt securities	-	-	4,993	-	-	4,993
Yield			6.50%			6.50%
Asset-backed securities	-	-	-	-	1,560	1,560
Yield					2.38%	2.38%
Negotiable certificates of deposit	1,731	692	-	-	-	2,423
Yield	2.08%	2.31%				2.15%
Total available-for-sale debt securities	$1,731	$56,370	$77,490	$3,949	$134,574	$274,114
Weighted average yield	2.08%	2.60%	3.10%	3.60%	2.69%	2.80%

OTTI Evaluation

There was no OTTI recognized during the three months ended March 31, 2019 or 2018. For additional information regarding management’s evaluation of securities for OTTI, see Note 3, “Securities” of the notes to consolidated financial statements included in Item 1 hereof.

The following table presents the investment in FNCB’s restricted securities, which have limited marketability and are carried at cost:

	March 31,	December 31,
(in thousands)	2019	2018
Stock in Federal Home Loan Bank of Pittsburgh	$3,110	$3,113
Stock in Atlantic Community Banker's Bank	10	10
Total restricted securities, at cost	$3,120	$3,123

Management noted no indicators of impairment for the Federal Home Loan Bank of Pittsburgh or Atlantic Community Banker’s Bank stock at March 31, 2019 and December 31, 2018.

FNCB owns a $1.7 million investment in the common stock of a privately-held bank holding company. The common stock was purchased during 2017 as part of a private placement pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, for offerings not involving any public offering. The common stock of such bank holding company is not currently traded on any established market and is not expected to be traded in the near future on any securities exchange or established over-the-counter market. FNCB has elected to account for this transaction as an investment in an equity security without a readily determinable fair value. An equity security without a readily determinable fair value shall be written down to its fair value if a qualitative assessment indicates that the investment is impaired, with a fair value less than its carrying value. The $1.7 million investment is included in other assets in the consolidated statements of financial condition at March 31, 2019 and December 31, 2018. As part of its qualitative assessment, management engaged an independent third party to provide a valuation of this investment as of March 31, 2019, which indicated that the investment was not impaired. Management determined that no adjustment for impairment was required at March 31, 2019.

Loans

During the first three months of 2019, the loan portfolio was relatively flat, as new loan growth was almost entirely offset by principal repayments and payoffs on the existing portfolio balances. Total loans, gross increased only $0.2 million, or 0.02%, to $835.4 million at March 31, 2019 from $835.2 million at December 31, 2018. FNCB experienced moderate growth in its commercial and industrial and commercial real estate portfolios, which was mostly offset by reductions in the consumer and residential real estate portfolios.

Historically, commercial lending activities represent a significant portion of FNCB’s loan portfolio. Commercial lending includes commercial and industrial loans, commercial real estate loans and construction, land acquisition and development loans, and represented 53.3% and 52.0% of total loans at March 31, 2019 and December 31, 2018.

From a collateral standpoint, a majority of FNCB’s loan portfolio consists of loans secured by real estate. Real estate secured loans, which include commercial real estate, construction, land acquisition and development, residential real estate loans and home equity lines of credit (“HELOCs”), increased $1.4 million, or 0.3%, to $469.5 million at March 31, 2019 from $468.1 million at December 31, 2018. The increase was concentrated in commercial real estate loans. Real estate secured loans represented 56.2% and 56.0% of total loans at March 31, 2019 and December 31, 2018, respectively.

Commercial and industrial loans increased $5.6 million during the first quarter to $156.6 million at March 31, 2019 from $151.0 million at December 31, 2018. Commercial and industrial loans consist primarily of equipment loans, working capital financing, revolving lines of credit and loans secured by cash and marketable securities. Loans secured by commercial real estate increased $3.8 million, or 1.5%, to $266.6 million at March 31, 2019 from $262.8 million at December 31, 2018. Commercial real estate loans include long-term commercial mortgage financing and are primarily secured by first or second lien mortgages. Additionally, construction, land acquisition and development loans increased by $1.6 million, or 7.6%, to $22.4 million at March 31, 2019 from $20.8 million at December 31, 2018.

Residential real estate loans totaled $161.9 million at March 31, 2019, a decrease of $2.9 million, or 1.8%, from $164.8 million at December 31, 2018. The components of residential real estate loans include fixed-rate and variable-rate, amortizing mortgage loans. HELOCs are not included in this category but are included in consumer loans. FNCB primarily underwrites fixed-rate residential mortgage loans for sale in the secondary market to reduce interest rate risk and provide funding for additional loans. Additionally, FNCB offers a “WOW” mortgage product, which is a non-saleable mortgage with maturity terms of 7.5 to 14.5 years that provides customers with an attractive fixed interest rate, low closing costs and a guaranteed 30-day close.

Consumer loans, which are primarily comprised of indirect automobile loans and HELOCs, decreased by $8.7 million, or 4.9%, during the first three months of 2019 to $168.1 million at March 31, 2019 from $176.8 million at December 31, 2018.The majority of this decrease was concentrated within the indirect auto loan portfolio, as FNCB did not aggressively compete for these loans during the first quarter of 2019. The balance of indirect automobile loans decreased $7.9 million, or 5.1%, to $147.2 million at March 31, 2019 from $155.1 million at December 31, 2018. Loans to state and municipal governments increased $0.8 million, or 1.3%, to $59.8 million at March 31, 2019 from $59.0 million at December 31, 2018.

The following table presents loans receivable, net by major category at March 31, 2019 and December 31, 2018:

Loan Portfolio Detail

	March 31,	December 31,
(in thousands)	2019	2018
Residential real estate	$161,938	$164,833
Commercial real estate	266,617	262,778
Construction, land acquisition and development	22,388	20,813
Commercial and industrial	156,521	150,962
Consumer	168,119	176,784
State and political subdivisions	59,784	59,037
Total loans, gross	835,367	835,207
Unearned income	(68)	(70)
Net deferred loan costs	3,565	3,963
Allowance for loan and lease losses	(9,253)	(9,519)
Loans, net	$829,611	$829,581

Under industry regulations, a concentration is considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. Typically, industry guidelines require disclosure of concentrations of loans exceeding 10.0% of total loans outstanding. FNCB had no such concentrations at March 31, 2019 or December 31, 2018. In addition to industry guidelines, FNCB’s internal policy considers a concentration to exist in its loan portfolio if an aggregate loan balance outstanding to borrowers within a specific industry exceeds 25.0% of capital. However, management regularly reviews loans by all industry categories to determine if a potential concentration exists.

The following table presents industry concentrations within FNCB’s loan portfolio at March 31, 2019 and December 31, 2018:

Loan Concentrations

	March 31, 2019		December 31, 2018
(dollars in thousands)	Amount	% of Gross Loans	Amount	% of Gross Loans
Retail space/shopping centers	$45,831	5.49%	$48,021	5.75%
1-4 family residential investment properties	40,101	4.80%	38,756	4.64%
Physicians	28,707	3.44%	25,379	3.04%

Asset Quality

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at the amount of unpaid principal, net of unearned interest, deferred loan fees and costs, and reduced by the ALLL. The ALLL is established through a provision for loan and lease losses charged to earnings.

FNCB has established and consistently applies loan policies and procedures designed to foster sound underwriting and credit monitoring practices. Credit risk is managed through the efforts of loan officers, the Chief Credit Officer, the loan review function, and the Credit Risk Management, ALLL, Officers Loan and Directors Loan Committees, as well as oversight from the Board of Directors. Management continually evaluates its credit risk management practices to ensure it is reacting to problems in the loan portfolio in a timely manner, although, as is the case with any financial institution, a certain degree of credit risk is dependent in part on local and general economic conditions that are beyond management’s control.

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

Loans to borrowers that are experiencing financial difficulty that are modified and result in the granting of concessions to the borrowers are classified as TDRs. Such concessions generally involve an extension of a loan’s stated maturity date, a reduction of the stated interest rate, payment modifications, capitalization of property taxes with respect to mortgage loans or a combination of these modifications. Non-accrual TDRs are returned to accrual status if principal and interest payments, under the modified terms, are brought current, are performing under the modified terms for six consecutive months, and management believes that collection of the remaining interest and principal is probable. FNCB conservatively considers all TDRs to be impaired.

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

The following table presents information about non-performing assets and accruing TDRs at March 31, 2019 and December 31, 2018:

Non-performing Assets and Accruing TDRs

	March 31,	December 31,
(dollars in thousands)	2019	2018
Non-accrual loans	$6,175	$4,696
Loans past due 90 days or more and still accruing	-	-
Total non-performing loans	6,175	4,696
Other real estate owned	919	919
Other non-performing assets	1,900	1,900
Total non-performing assets	$8,994	$7,515

Accruing TDRs	$8,215	$8,457
Non-performing loans as a percentage of gross loans	0.74%	0.56%

Total non-performing assets increased $1.5 million, or 19.7%, to $9.0 million at March 31, 2019 from $7.5 million at December 31, 2018. The increase was attributable to an increase in non-accrual loans, primarily due to two commercial relationships that were placed on non-accrual status during the first quarter of 2019. FNCB’s ratio of non-performing loans to total gross loans increased to 0.74% at March 31, 2019 from 0.56% at December 31, 2018. FNCB’s ratio of non-performing assets as a percentage of shareholders’ equity decreased to 7.3% at March 31, 2019 from 8.7% at December 31, 2018, resulting from the increase in shareholders' equity during the first quarter of 2019. Management is actively managing problem credits through heightened workout efforts focused on developing strategies to resolve borrower difficulties through liquidation of collateral and other appropriate means. Additionally, management continues to monitor non-accrual loans, delinquency trends and economic conditions within FNCB’s market area on an on-going basis in order to proactively address any collection-related issues and mitigate any potential losses.

Other non-performing assets at March 31, 2019 and December 31, 2018 is comprised solely of a classified account receivable secured by an evergreen letter of credit in the amount of $1.9 million, received in 2011 as part of a settlement agreement for a large construction, land acquisition and development loan for a residential development project in the Pocono region of Monroe County, Pennsylvania. The agreement provides for payment to FNCB as real estate building lots are sold. The project was stalled due to a decline in real estate values in this area following the financial crisis of 2008. In 2016, management classified this receivable as substandard due to the length of holding time. Recently, economic development in this market area has improved. Management continues to monitor this project closely and has confirmed that the developer for this project has resumed construction activity, including the completion of substantial infrastructure for the development, and has increased marketing and sales initiatives related to the project. As of March 31, 2019, no single-unit lots have been sold.

There were no loans modified under a TDR during the three months ended March 31, 2019 and 2018. TDRs at March 31, 2019 and December 31, 2018 were $8.9 million and $9.2 million, respectively. Accruing and non-accruing TDRs were $8.2 million and $0.7 million, respectively at March 31, 2019 and $8.5 million and $0.7 million, respectively at December 31, 2018. FNCB was not committed to lend additional funds to any loan classified as a TDR at March 31, 2019.

The average balance of impaired loans was $13.0 million and $11.0 million for the three months ended March 31, 2019 and 2018, respectively. FNCB recognized $104 thousand and $103 thousand of interest income on impaired loans for the three months ended March 31, 2019 and 2018, respectively.

The following table presents the changes in non-performing loans for the three months ended March 31, 2019 and 2018. Loan foreclosures represent recorded investment at time of foreclosure not including the effect of any guarantees. There were not loans foreclosed upon during the three months ended March 31, 2019 amd 2018

Changes in Non-Performing Loans

	March 31,
(in thousands)	2019	2018
Balance at January 1,	$4,696	$2,578
Loans newly placed on non-accrual	2,278	384
Loans returned to performing status	(23)	-
Loan foreclosures	-	-
Loans charged-off	(447)	(389)
Loan payments received	(329)	(170)
Balance at March 31,	$6,175	$2,403

The additional interest income that would have been earned on non-accrual and restructured loans had the loans been performing in accordance with their original terms for the quarters ended on March 31, 2019 and 2018 approximated $82 thousand and $40 thousand, respectively.

The following table presents accruing loan delinquencies and non-accrual loans as a percentage of gross loans at March 31, 2019 and December 31, 2018:

Loan Delinquencies and Non-Accrual Loans

	March 31,	December 31,
	2019	2018
Accruing:
30-59 days	0.49%	0.32%
60-89 days	0.05%	0.05%
90+ days	0.00%	0.00%
Non-accrual	0.74%	0.56%
Total delinquencies	1.28%	0.93%

Total delinquencies as a percent of gross loans increased to 1.28% at March 31, 2019 from 0.93% at December 31, 2018.  The increase in total delinquent loans was primarily due to an increase in non-accrual loans of $1.5 million in the commercial and industrial and commercial real estate segments, coupled with an increase in loans 30-59 days past due of $1.5 million.

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

The ALLL equaled $9.3 million at March 31, 2019, a decrease of $0.3 million from $9.6 million at December 31, 2018. The decrease resulted from a credit for loan and lease losses of $0.2 million, coupled with net loans charged-off of $0.1 million for the first three months of 2019.

The ALLL consists of both specific and general components. The component of the ALLL that is related to impaired loans that are individually evaluated for impairment, the guidance for which is provided by ASC 310 “Impairment of a Loan” (“ASC 310”), was $0.9 million, or 9.8%, of the total ALLL at March 31, 2019, compared to $0.7 million, or 6.9%, of the total ALLL at December 31, 2018. A general allocation of $8.3 million was calculated for loans analyzed collectively under ASC 450 “Contingencies” (“ASC 450”), which represented 90.2% of the total ALLL of $9.3 million. Comparatively, at December 31, 2018, the general allocation for loans collectively analyzed for impairment amounted to $8.9 million, or 93.1%, of the total ALLL. The ratio of the ALLL to total loans at March 31, 2019 and December 31, 2018 was 1.10% and 1.13%, respectively, based on loans, net of net deferred loan costs and unearned income of $838.9 million and $839.1 million, respectively.

The following table presents an allocation of the ALLL by major loan category and percent of loans in each category to total loans at March 31, 2019 and December 31, 2018:

Allocation of the ALLL

	March 31, 2019		December 31, 2018
		Percentage		Percentage
		of Loans		of Loans
		in Each		in Each
		Category		Category
	Allowance	to Total	Allowance	to Total
(dollars in thousands)	Amount	Loans	Amount	Loans
Residential real estate	$1,155	19.39%	$1,175	19.74%
Commercial real estate	3,051	31.92%	3,107	31.46%
Construction, land acquisition and development	106	2.68%	188	2.49%
Commercial and industrial	2,499	18.74%	2,552	18.07%
Consumer	1,963	20.12%	2,051	21.17%
State and political subdivision	423	7.15%	417	7.07%
Unallocated	56	0.00%	29	0.00%
Total	$9,253	100.00%	$9,519	100.00%

The following table presents an analysis of the ALLL by loan category for the three months ended March 31, 2019 and 2018:

Reconciliation of the ALLL

	For the three months ended March 31,
(dollars in thousands)	2019	2018
Balance at beginning of period	$9,519	$9,034
Charge-offs:
Residential real estate	-	63
Commercial real estate	-	-
Construction, land acquisition and development	-	-
Commercial and industrial	139	77
Consumer	315	260
State and political subdivisions	-	-
Total charge-offs	454	400
Recoveries of charged-off loans:
Residential real estate	4	6
Commercial real estate	-	1
Construction, land acquisition and development	81	30
Commercial and industrial	84	72
Consumer	173	99
State and political subdivisions	-	-
Total recoveries	342	208
Net charge-offs	112	192
(Credit) provision for loan and lease losses	(154)	720
Balance at end of period	$9,253	$9,562

Net charge-offs as a percentage of average loans	0.01%	0.02%

Allowance for loan and lease losses as a percentage of gross loans outstanding at period end	1.10%	1.18%

Other Real Estate Owned

At March 31, 2019 and December 31, 2018, OREO consisted of six properties with an aggregate carrying value of $0.9 million. There were no properties foreclosed upon or sold during the three months ended March 31, 2019. During the three months ended March 31, 2018, there were no properties foreclosed upon, and there was one sale of a property with an aggregate carrying value of $427thousand, which resulted in a net gain of $37 thousand. The expenses related to maintaining OREO, not including adjustments to property values subsequent to foreclosure, and net of any income from operation of the properties amounted to $51 thousand and $28 thousand for the three months ended March 31, 2019 and 2018, respectively.

Included in OREO are four properties previously held in bank premises and equipment that were transferred to OREO due to a change in their intended use.  The properties include two commercial lots previously held for future expansion, the former Route 315 Pittston branch office located in Luzerne County, Pennsylvania and the former Honesdale Route 6 branch office located in Wayne County, Pennsylvania.  The aggregate carrying value of these four properties was $0.7 million and represented 79.2% of OREO at March 31, 2019. The former Route 315 Pittston branch office was subsequently sold on April 26, 2019.

FNCB actively markets OREO properties for sale through a variety of channels including internal marketing and the use of outside brokers/realtors. The carrying value of OREO is generally calculated at an amount not greater than 90% of the most recent fair market appraised value unless specific conditions warrant an exception. A 10% factor is generally used to estimate costs to sell, which is based on typical cost factors, such as 6% broker commission, 1% transfer taxes, and 3% various other miscellaneous costs associated with the sales process. This fair value is updated on an annual basis or more frequently if new valuation information is available. Deterioration in the real estate market could result in additional losses on these properties. There were no valuation adjustments related to OREO properties for the three months ended March 31, 2019.  FNCB recorded a valuation adjustment of $17 thousand related to OREO properties for the three months ended March 31, 2018.

The following table presents the activity in OREO for the three months ended March 31, 2019 and 2018:

Activity in OREO

	Three Months Ended March 31,
(in thousands)	2019	2018
Balance, beginning of period	$919	$1,023
Valuation adjustments	-	(17)
Carrying value of OREO sold	-	(427)
Balance, end of period	$919	$579

The following table presents a distribution of OREO at March 31, 2019 and December 31, 2018:

Distribution of OREO

	March 31,	December 31,
(in thousands)	2019	2018
Land / lots	$436	$436
Commercial real estate	438	438
Residential real estate	45	45
Total other real estate owned	$919	$919

Liabilities

Total liabilities were $1.091 billion at March 31, 2019, a decrease of $49.8 million, or 4.4%, from $1.141 billion at December 31, 2018. The decrease was primarily attributable to a $55.5 million outflow of deposits, specifically interest-bearing deposits, partially offset by a slight increase in borrowed funds of $5.1 million, or 14.8%. The decrease in total deposits reflected a decrease in municipal deposit accounts primarily attributable to cyclical net outflows of municipal deposits. Interest-bearing deposits decreased $56.0 million, or 6.0%, to $883.0 million at March 31, 2019 compared to $939.0 million at December 31, 2018, while non-interest-bearing demand deposits increased $0.5 million, or 0.3%, comparing the same time period.

Equity

Total shareholders’ equity increased $26.6 million, or 27.3%, to $123.8 million at March 31, 2019 from $97.2 million at December 31, 2018. The improvement in capital resulted primarily from the completion of a public offering of FNCB's common stock, which resulted in a net increase to capital after offering expenses of $21.3 million.  Also factoring into the capital improvement was net income for the three months ended March 31, 2019 of $2.6 million and a $3.6 million decrease in accumulated other comprehensive loss related to appreciation in the fair value of available-for-sale debt securities, net of deferred taxes.  These improvements were partially offset by dividends declared and paid for the first quarter of 2019 of $1.0 million. Book value per common share was $6.16 at March 31, 2019, an increase of $0.38, or 6.6%, compared to $5.78 at December 31, 2018.

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

The statements of cash flows present the change in cash and cash equivalents from operating, investing and financing activities. Cash and due from banks and interest-bearing deposits in other banks, which comprise cash and cash equivalents, are FNCB’s most liquid assets. At March 31, 2019, cash and cash equivalents totaled $32.7 million, a decrease of $3.8 million compared to $36.5 million at December 31, 2018, as net cash provided by operating and investing activities for the first quarter of 2019 were more that entirely offset by cash used in financing activities. Operating activities for the first three months of 2019 provided net cash of $1.4 million. Net funds provided by investing activities were $25.0 million for the first quarter of 2019, largely representing proceeds from the sale of debt securities available for sale. Financing activities used $30.2 million in net cash for the three months ended March 31, 2019, which resulted primarily from a decrease in deposits of $55.5 million, which was partly offset by net proceeds from the issuance of common shares of $21.3 million and net proceeds from FHLB advances of $10.1 million.

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

While ALCO regularly performs a wide variety of simulations under various strategic balance sheet and treasury yield curve scenarios, the following results reflect FNCB’s sensitivity over the subsequent twelve months based on the following assumptions:

●	asset and liability levels using March 31, 2019 as a starting point;
●	cash flows are based on contractual maturity and amortization schedules with applicable prepayments derived from internal historical data and external sources; and
●	cash flows are reinvested into similar instruments so as to keep interest-earning asset and interest-bearing liability levels constant.

The following table illustrates the simulated impact of parallel and instantaneous interest rate shocks of +400 basis points, +200 basis points, and -200 basis points on net interest income and the change in economic value over a one-year time horizon from the March 31, 2019 levels:

	Rates +200		Rates +400		Rates -200
	Simulation Results	Policy Limit	Simulation Results	Policy Limit	Simulation Results	Policy Limit
Earnings at risk:
Percent change in net interest income	(7.4)%	(12.5)%	(15.0)%	(20.0)%	(2.4)%	(12.5)%

Economic value at risk:
Percent change in economic value of equity	(2.5)%	(20.0)%	(7.2)%	(35.0)%	(16.5)%	(20.0)%

Model results at March 31, 2019 indicated that FNCB was liability rate sensitive over a one-year time horizon moving to an asset sensitive position in later years of the model. Under the model, FNCB’s net interest income is expected to decrease 7.4% under a +200-basis point interest rate shock. However, in the second year of the model for the same scenario, FNCB's net interest income is expected to increase 1.2%. Additionally, model results indicated that FNCB's economic value of equity is expected to decrease 2.4% under a parallel shift in interest rates of +200 basis points. Model results at December 31, 2018 indicated net interest income and economic value of equity were expected to decrease 4.6% and 7.8%, respectively, given a +200-basis point rate shock.

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

As previously mentioned, as part of its ongoing monitoring, ALCO requires quarterly back testing of modeling results, which involves after-the-fact comparisons of projections with FNCB’s actual performance to measure the validity of assumptions used in the modeling techniques. As part of its quarterly review, management compared tax-equivalent net interest income recorded for the three months ended March 31, 2019 with tax-equivalent net interest income that was projected for the same three-month period. The variance between actual and projected tax-equivalent net interest income for the three-month period ended March 31, 2019 was $80 thousand, or 0.8%. The variance for the first quarter of 2019 was largely attributable to the runoff of lower-yielding automobile loans and a decrease in municipal deposits, partially offset by higher volumes and rates on wholesale funds. ALCO performs a detailed rate/volume analysis between actual and projected results in order to continue to improve the accuracy of it simulation models.

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

For the three months ended March 31, 2019, FNCB did not engage in any off-balance sheet transactions that would have or would be reasonably likely to have a material effect on its consolidated financial condition.

Item 3 — Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in FNCB’s exposure to market risk during the first three months of 2019.  For discussion of FNCB’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in FNCB’s Form 10-K for the year ended December 31, 2018.

Item 4 — Controls and Procedures

FNCB’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of FNCB’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, FNCB’s Chief Executive Officer and Chief Financial Officer concluded FNCB’s disclosure controls and procedures were effective as of March 31, 2019.

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

There have been no changes in the status of the other litigation disclosed in FNCB’s Annual Report on Form 10-K for the year ended December 31, 2018.

Item 1A — Risk Factors.

Management of FNCB does not believe there have been any material changes in the risk factors that were previously disclosed in FNCB’s Form 10-K for the year ending December 31, 2018.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3 - Defaults upon Senior Securities.

None.

Item 4 — Mine Safety Disclosures.

Not applicable.

Item 5 - Other Information.

None.

iItem 6 — Exhibits.

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

Registrant:  FNCB BANCORP, INC.

Date: May 3, 2019	By:	/s/ Gerard A. Champi
Gerard A. Champi
President and Chief Executive Officer

Date: May 3, 2019	By:	/s/ James M. Bone, Jr.
James M. Bone, Jr., CPA
Executive Vice President and Chief Financial Officer
Principal Financial Officer

Date: May 3, 2019	By:	/s/ Stephanie A. Westington
Stephanie A. Westington, CPA
Senior Vice President and Controller
Principal Accounting Officer