Form 10-Q
period 2019-06-30
FNCB Bancorp, Inc.
filed 2019-08-05
CIK 1035976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

(570) 346-7667

Registrant’s telephone number, including area code

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 20,168,533 shares as of August 5, 2019

Part I - Financial Information

Item 1 - Financial Statements

FNCB BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(unaudited)

	June 30,	December 31,
(in thousands, except share data)	2019	2018
Assets
Cash and cash equivalents:
Cash and due from banks	$24,277	$26,673
Interest-bearing deposits in other banks	5,627	9,808
Total cash and cash equivalents	29,904	36,481
Available-for-sale debt securities, at fair value	285,855	296,032
Equity securities, at fair value	917	891
Restricted stock, at cost	4,618	3,123
Loans held for sale	419	820
Loans, net of allowance for loan and lease losses of $8,945 and $9,519	805,475	829,581
Bank premises and equipment, net	15,923	14,425
Accrued interest receivable	3,640	3,614
Bank-owned life insurance	31,275	31,015
Other real estate owned	560	919
Net deferred tax assets	7,537	10,693
Other assets	12,671	10,138
Total assets	$1,198,794	$1,237,732

Liabilities
Deposits:
Demand (non-interest-bearing)	$157,856	$156,600
Interest-bearing	803,208	939,029
Total deposits	961,064	1,095,629
Borrowed funds:
Federal Home Loan Bank of Pittsburgh advances	87,223	18,930
Subordinated debentures	-	5,000
Junior subordinated debentures	10,310	10,310
Total borrowed funds	97,533	34,240
Accrued interest payable	389	338
Other liabilities	10,102	10,306
Total liabilities	1,069,088	1,140,513

Shareholders' equity
Preferred shares ($1.25 par)
Authorized: 20,000,000 shares at June 30, 2019 and December 31, 2018
Issued and outstanding: 0 shares at June 30, 2019 and December 31, 2018	-	-
Common shares ($1.25 par)
Authorized: 50,000,000 shares at June 30, 2019 and December 31, 2018
Issued and outstanding: 20,148,017 shares at June 30, 2019 and 16,821,371 shares at December 31, 2018	25,184	21,026
Additional paid-in capital	80,864	63,547
Retained earnings	20,345	17,186
Accumulated other comprehensive income (loss)	3,313	(4,540)
Total shareholders' equity	129,706	97,219
Total liabilities and shareholders’ equity	$1,198,794	$1,237,732

The accompanying notes to consolidated financial statements are an integral part of these statements.

FNCB BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share data)	2019	2018	2019	2018
Interest income
Interest and fees on loans	$9,418	$9,031	$18,825	$17,319
Interest and dividends on securities:
U.S. government agencies	906	886	1,799	1,776
State and political subdivisions, tax free	38	38	75	58
State and political subdivisions, taxable	811	1,027	1,832	2,051
Other securities	210	240	415	435
Total interest and dividends on securities	1,965	2,191	4,121	4,320
Interest on interest-bearing deposits in other banks	79	12	125	35
Total interest income	11,462	11,234	23,071	21,674
Interest expense
Interest on deposits	2,144	1,134	4,382	2,201
Interest on borrowed funds:
Interest on Federal Home Loan Bank of Pittsburgh advances	253	707	540	1,059
Interest on subordinated debentures	-	57	24	113
Interest on junior subordinated debentures	111	99	225	186
Total interest on borrowed funds	364	863	789	1,358
Total interest expense	2,508	1,997	5,171	3,559
Net interest income before provision for loan and lease losses	8,954	9,237	17,900	18,115
Provision for loan and lease losses	347	880	193	1,600
Net interest income after provision for loan and lease losses	8,607	8,357	17,707	16,515
Non-interest income
Deposit service charges	721	747	1,406	1,449
Net gain (loss) on the sale of available-for-sale debt securities	163	(4)	323	(4)
Net gain (loss) on equity securities	14	(7)	26	(26)
Net gain on the sale of mortgage loans held for sale	73	51	129	100
Net gain on the sale of SBA guaranteed loans	-	71	-	322
Net gain (loss) on the sale of other real estate owned	9	(7)	9	31
Loan-related fees	72	76	151	160
Income from bank-owned life insurance	129	138	260	272
Other	397	464	789	744
Total non-interest income	1,578	1,529	3,093	3,048
Non-interest expense
Salaries and employee benefits	3,824	3,485	7,723	7,151
Occupancy expense	444	526	994	1,129
Equipment expense	329	323	636	637
Advertising expense	154	213	351	326
Data processing expense	789	647	1,570	1,295
Regulatory assessments	76	196	244	397
Bank shares tax	277	222	555	489
Expense of other real estate owned	14	55	65	100
Professional fees	203	196	535	492
Insurance expense	120	133	246	268
Other losses	1	86	10	127
Other operating expenses	891	884	1,618	1,787
Total non-interest expense	7,122	6,966	14,547	14,198
Income before income tax expense	3,063	2,920	6,253	5,365
Income tax expense	514	508	1,069	934
Net income	$2,549	$2,412	$5,184	$4,431

Earnings per share
Basic	$0.13	$0.14	$0.27	$0.26
Diluted	$0.13	$0.14	$0.27	$0.26

Cash dividends declared per common share	$0.05	$0.04	$0.10	$0.08
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	20,129,150	16,792,812	19,428,717	16,778,188
Diluted	20,133,850	16,819,286	19,435,076	16,801,426

The accompanying notes to consolidated financial statements are an integral part of these statements.

FNCB BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Net income	$2,549	$2,412	$5,184	$4,431
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale debt securities	5,608	(1,840)	10,263	(6,816)
Taxes	(1,177)	387	(2,155)	1,431
Net of tax amount	4,431	(1,453)	8,108	(5,385)

Reclassification adjustment for (gains) losses included in net income	(163)	4	(323)	4
Taxes	34	(1)	68	(1)
Net of tax amount	(129)	3	(255)	3

Total other comprehensive income (loss)	4,302	(1,450)	7,853	(5,382)

Comprehensive income (loss)	$6,851	$962	$13,037	$(951)

The accompanying notes to consolidated financial statements are an integral part of these statements.

FNCB BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Six Months Ended June 30, 2019 and 2018
(unaudited)

(in thousands, except per share data)	Number of Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders' Equity
Balances, December 31, 2017	16,757,963	$20,947	$63,210	$6,779	$(1,745)	$89,191
Net income for the period	-	-	-	4,431	-	4,431
Cash dividends paid, $0.08 per share	-	-	-	(1,343)	-	(1,343)
Reclassification of unrealized loss on equity securities, net of tax	-	-	-	(65)	65	-
Restricted stock awards	-	-	137	-	-	137
Common shares issued under long-term incentive compensation plan	46,358	58	(58)	-	-	-
Common shares issued through dividend reinvestment / optional cash purchase plan	12,776	16	85	(10)	-	91
Other comprehensive loss, net of tax of $1,430	-	-	-	-	(5,382)	(5,382)
Balances, June 30, 2018	16,817,097	$21,021	$63,374	$9,792	$(7,062)	$87,125

Balances, December 31, 2018	16,821,371	$21,026	$63,547	$17,186	$(4,540)	$97,219
Net income for the period	-	-	-	5,184	-	5,184
Cash dividends paid, $0.10 per share	-	-	-	(2,013)	-	(2,013)
Common shares issued for capital raise, net	3,285,550	4,107	17,201	-	-	21,308
Restricted stock awards	-	-	140	-	-	140
Common shares issued under long-term incentive compensation plan	37,558	47	(47)	-	-	-
Common shares issued through dividend reinvestment / optional cash purchase plan	3,538	4	23	(12)	-	15
Other comprehensive income, net of tax of $2,087	-	-	-	-	7,853	7,853
Balances, June 30, 2019	20,148,017	$25,184	$80,864	$20,345	$3,313	$129,706

The accompanying notes to consolidated financial statements are an integral part of these statements.

FNCB BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
(in thousands)	2019	2018
Cash flows from operating activities:
Net income	$5,184	$4,431
Adjustments to reconcile net income to net cash provided by operating activities:
Investment securities amortization, net	429	398
Equity in trust	(7)	(6)
Depreciation and amortization	1,543	1,341
Valuation adjustment for loan servicing rights	7	-
Stock-based compensation expense	140	137
Provision for loan and lease losses	193	1,600
Valuation adjustment for off-balance sheet commitments	78	(55)
Net (gain) loss on the sale of available-for-sale debt securities	(323)	4
Net (gain) loss on equity securities	(26)	26
Loss on the disposition of bank premises and equipment	-	30
Net gain on the sale of mortgage loans held for sale	(129)	(100)
Net gain on the sale of SBA guaranteed loans	-	(322)
Net gain on the sale of other real estate owned	(9)	(31)
Valuation adjustment of other real estate owned	-	17
Income from bank-owned life insurance	(260)	(272)
Proceeds from the sale of mortgage loans held for sale	4,233	5,032
Funds used to originate mortgage loans held for sale	(3,703)	(4,466)
Decrease in net deferred tax assets	1,069	934
Increase in accrued interest receivable	(26)	(420)
(Increase) decrease in prepaid expenses and other assets	(2,551)	1,271
Increase in accrued interest payable	51	90
Decrease in director indemnification liability	-	(2,553)
Decrease in accrued expenses and other liabilities	(349)	(512)
Total adjustments	360	2,143
Net cash provided by operating activities	5,544	6,574

Cash flows from investing activities:
Maturities, calls and principal payments of available-for-sale debt securities	3,196	3,160
Proceeds from the sale of available-for-sale debt securities	61,352	4,559
Purchases of available-for-sale debt securities	(44,537)	(16,337)
Purchase of stock in Federal Home Loan Bank of Pittsburgh	(1,495)	(5,201)
Net decrease (increase) in loans to customers	23,069	(92,242)
Proceeds from the sale of SBA guaranteed loans	-	6,032
Proceeds from the sale of other real estate owned	420	470
Purchases of bank premises and equipment	(2,164)	(4,463)
Net cash provided by (used in) investing activities	39,841	(104,022)

Cash flows from financing activities:
Net decrease in deposits	(134,565)	(47,205)
Net proceeds from Federal Home Loan Bank of Pittsburgh advances - overnight	29,750	72,590
Proceeds from Federal Home Loan Bank of Pittsburgh advances - term	47,192	73,929
Repayment of Federal Home Loan Bank of Pittsburgh advances - term	(8,649)	(17,236)
Principal reduction on subordinated debentures	(5,000)	-
Proceeds from issuance of common shares, net of discount	21,323	91
Cash dividends paid	(2,013)	(1,343)
Net cash (used in) provided by financing activities	(51,962)	80,826
Net decrease in cash and cash equivalents	(6,577)	(16,622)
Cash and cash equivalents at beginning of period	36,481	37,746
Cash and cash equivalents at end of period	$29,904	$21,124

Supplemental cash flow information
Cash paid during the period for:
Interest	$5,119	$3,469
Income taxes	-	18
Other transactions:
Lease liabilities arising from obtaining right-of-use assets	15	-
Loans transferred to other real estate owned and repossessed assets	-	220
Investor loans transferred to OREO	52	-

The accompanying notes to consolidated financial statements are an integral part of these statements.

FNCB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1.   Basis of Presentation

The consolidated financial statements of FNCB are comprised of the accounts of FNCB Bancorp, Inc., and its wholly owned subsidiary, FNCB Bank (the “Bank”), as well as the Bank’s wholly owned subsidiaries (collectively, “FNCB”). The accounting and reporting policies of FNCB conform to accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all the information and accompanying notes required by GAAP for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included in the consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation. Prior period amounts have been reclassified when necessary to conform to the current period’s presentation. Such reclassifications did not have an impact on the operating results or financial position of FNCB. The operating results and financial position of FNCB for the three and six months ended June 30, 2019, may not be indicative of future results of operations and financial position.

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

Note 2.   New Authoritative Accounting Guidance

Accounting Guidance to be Adopted in Future Periods

Accounting Standards Update ("ASU") 2016-13, Financial Instruments – Credit Losses (Topic 326): “Measurement of Credit Losses on Financial Instruments,” replaces the current loss impairment methodology under GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to form credit loss estimates in an effort to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit. Specifically, the amendments in this ASU will require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The amendments in this update affect entities holding financial assets and net investment in leases that are not accounted for at fair value through net income, including such financial assets as loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. On June 17, 2016, the four, federal financial institution regulatory agencies (the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the National Credit Union Administration and the Office of the Comptroller of the Currency), issued a joint statement to provide information about ASU 2016-13 and the initial supervisory views regarding the implementation of the new standard. The joint statement applies to all banks, savings associations, credit unions and financial institution holding companies, regardless of asset size. The statement details the key elements of, and the steps necessary for, the successful transition to the new accounting standard. In addition, the statement notifies financial institutions that because the appropriate allowance levels are institution-specific amounts, the agencies will not establish benchmark targets or ranges for the change in institutions’ allowance levels upon adoption of the ASU, or for allowance levels going forward. Due to the importance of ASU 2016-13, the agencies encourage financial institutions to begin planning and preparing for the transition and state that senior management, under the oversight of the board of directors, should work closely with staff in their accounting, lending, credit risk management, internal audit, and information technology functions during the transition period leading up to, and well after, adoption. ASU 2016-13 was originally effective for public business entities that are registered with the U.S. Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934, as amended, including smaller reporting companies, for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. All entities may adopt the amendments in this ASU earlier as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. On July 17, 2019, the FASB voted for a proposal to extend the effective date for implementation for smaller reporting companies, private companies and not-for-profits to fiscal years and interim periods within those years, beginning after December 15, 2022. Under the new proposal FNCB would adopt this guidance on January 1, 2023. FNCB has created a Current Expected Credit Loss (“CECL”) task group comprised of members of its finance, credit administration, lending, internal audit, loan operations and information systems units. The CECL task group has become familiar with the provisions of ASU 2016-13 and is currently in the process of implementing the new guidance, which includes, but is not limited to: (1) identifying segments and sub-segments within the loan portfolio that have similar risk characteristics; (2) determining the appropriate methodology for each segment; (3) implementing changes that are necessary to its core operating system and interfaces to be able to capture appropriate data requirements; and (4) evaluating  qualitative factors and economic data to develop appropriate forecasts for integration into the model.  FNCB is currently evaluating the effect this guidance may have on its operating results and/or financial position, including assessing any potential impact on its capital.

Refer to Note 2 to FNCB’s consolidated financial statements included in the 2018 Annual Report on Form 10-K for a discussion of additional accounting guidance applicable to FNCB that will be adopted in future periods.

Note 3. Securities

Debt Securities

The following tables present the amortized cost, gross unrealized gains and losses, and the fair value of FNCB’s available-for-sale debt securities at June 30, 2019 and December 31, 2018:

	June 30, 2019
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(in thousands)	Cost	Gains	Losses	Value
Available-for-sale debt securities:
Obligations of state and political subdivisions	$114,815	$2,513	$83	$117,245
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	66,331	504	108	66,727
Collateralized mortgage obligations - commercial	57,062	803	-	57,865
Mortgage-backed securities	20,552	392	4	20,940
Private collateralized mortgage obligations	10,640	57	-	10,697
Corporate debt securities	6,000	128	7	6,121
Asset-backed securities	3,833	1	2	3,832
Negotiable certificates of deposit	2,428	-	-	2,428
Total available-for-sale debt securities	$281,661	$4,398	$204	$285,855

	December 31, 2018
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(in thousands)	Cost	Gains	Losses	Value
Available-for-sale debt securities:
Obligations of state and political subdivisions	$154,268	$214	$2,295	$152,187
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	35,147	6	946	34,207
Collateralized mortgage obligations - commercial	76,038	-	2,398	73,640
Mortgage-backed securities	24,165	47	278	23,934
Private collateralized mortgage obligations	2,908	7	2	2,913
Corporate debt securities	5,000	14	78	4,936
Asset-backed securities	1,825	-	23	1,802
Negotiable certificates of deposit	2,428	-	15	2,413
Total available-for-sale debt securities	$301,779	$288	$6,035	$296,032

Except for securities of U.S. government and government-sponsored agencies, there were no securities of any individual issuer that exceeded 10.0% of shareholders’ equity at June 30, 2019.

At June 30, 2019 and December 31, 2018, securities with a carrying amount of $264.2 million and $286.4 million, respectively, were pledged as collateral to secure public deposits and for other purposes.

The following table presents the maturity information of FNCB’s available-for-sale debt securities at June 30, 2019.  Expected maturities will differ from contractual maturity because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Because collateralized mortgage obligations, mortgage-backed securities and asset-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary.

	June 30, 2019
	Amortized	Fair
(in thousands)	Cost	Value
Amounts maturing in:
One year or less	$2,735	$2,738
After one year through five years	50,428	51,269
After five years through ten years	66,064	67,778
After ten years	4,016	4,009
Collateralized mortgage obligations	134,033	135,289
Mortgage-backed securities	20,552	20,940
Asset-backed securities	3,833	3,832
Total	$281,661	$285,855

Gross proceeds from the sale of available-for-sale debt securities were $36.3 million and $61.4 million for the three and six months ended June 30, 2019, respectively. For the three months ended June 30, 2019 gross gains and losses realized upon the sales were $173 thousand and $10 thousand, respectively. Gross gains and losses realized upon the sales for the six months ended June 30, 2019 totaled $349 thousand and $26 thousand, respectively. Gross proceeds from the sale of available-for-sale debt securities were $4.6 million for the three and six months ended June 30, 2018, with gross losses of $4 thousand realized upon the sales. There were no gross gains realized upon the sales for the three and six months ended June 30, 2018.

The following tables present the number, fair value and gross unrealized losses of available-for-sale debt securities with unrealized losses at June 30, 2019 and December 31, 2018, aggregated by investment category and length of time the securities have been in an unrealized loss position.

	June 30, 2019
	Less than 12 Months			12 Months or Greater			Total
	Number		Gross	Number		Gross	Number		Gross
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
(dollars in thousands)	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Obligations of state and political subdivisions	-	$-	$-	11	$14,510	$83	11	$14,510	$83
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	2	13,059	80	3	7,034	28	5	20,093	108
Collateralized mortgage obligations - commercial	-	-	-	-	-	-	-	-	-
Mortgage-backed securities	-	-	-	2	2,095	4	2	2,095	4
Private collateralized mortgage obligations	-	-	-	-	-	-	-	-	-
Corporate debt securities	1	993	7	-	-	-	1	993	7
Asset-backed securities	-	-	-	1	1,069	2	1	1,069	2
Negotiable certificates of deposit	-	-	-	5	1,239	-	5	1,239	-
Total available-for-sale debt securities	3	$14,052	$87	22	$25,947	$117	25	$39,999	$204

	December 31, 2018
	Less than 12 Months			12 Months or Greater			Total
	Number		Gross	Number		Gross	Number		Gross
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
(dollars in thousands)	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Obligations of state and political subdivisions	3	$7,154	$205	109	$112,563	$2,090	112	$119,717	$2,295
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	-	-	-	14	31,414	946	14	31,414	946
Collateralized mortgage obligations - commercial	-	-	-	25	73,640	2,398	25	73,640	2,398
Mortgage-backed securities	1	52	-	6	10,294	278	7	10,346	278
Private collateralized mortgage obligations	1	950	2	-	-	-	1	950	2
Corporate debt securities	2	2,922	78	-	-	-	2	2,922	78
Asset-backed securities	1	369	2	1	1,433	21	2	1,802	23
Negotiable certificates of deposit	3	740	3	7	1,673	12	10	2,413	15
Total available-for-sale debt securities	11	$12,187	$290	162	$231,017	$5,745	173	$243,204	$6,035

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

There were 25 securities in an unrealized loss position at June 30, 2019, including eleven obligations of state and political subdivisions, seven securities issued by a U.S. government or government-sponsored agency, five negotiable certificates of deposit, one asset-backed security and one corporate debt security. Management performed a review of all securities in an unrealized loss position as of June 30, 2019 and determined that changes in the fair values of the securities were consistent with movements in market interest rates. In addition, as part of its review, management noted that there was no material change in the credit quality of any of the issuers or any other event or circumstance that may cause a significant adverse effect on the fair value of these securities. Moreover, to date, FNCB has received all scheduled principal and interest payments and expects to fully collect all future contractual principal and interest payments on all securities in an unrealized loss position at June 30, 2019. FNCB does not intend to sell the securities, nor is it more likely than not that it will be required to sell the securities, prior to recovery of their amortized cost. Based on the results of its review and considering the attributes of these debt securities, management concluded that the individual unrealized losses were temporary and OTTI did not exist at June 30, 2019.

Equity Securities

FNCB’s investment in equity securities consists entirely of a mutual fund investment comprised of one- to four-family residential mortgage-backed securities collateralized by properties within FNCB’s geographical market. At June 30, 2019, this mutual fund had an amortized cost of $1.0 million and an unrealized loss of $83 thousand, resulting in a fair value of $917 thousand. In accordance with ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): “Recognition and Measurement of Financial Assets and Financial Liabilities” which became effective January 1, 2018, FNCB recognizes any changes in the fair value of this equity security in the consolidated statements of income on a prospective basis. Upon the adoption of this new accounting guidance on January 1, 2018, FNCB recorded a one-time reclassification between retained earnings and accumulated other comprehensive loss for the unrealized loss on this mutual fund, net of taxes, of $65 thousand. The following table presents unrealized and realized gains and losses recognized in net income on equity securities for the six months ended June 30, 2019 and 2018.

	Six Months Ended June 30,
(in thousands)	2019	2018
Net gains (losses) recognized on equity securities	$26	$(26)
Less: net gains (losses) recognized on equity securities sold	-	-
Unrealized gains (losses) on equity securities held	$26	$(26)

Restricted Securities

The following table presents FNCB's investment in restricted securities at June 30, 2019 and December 31, 2018.  Restricted securities have limited marketability and are carried at cost.

	June 30,	December 31,
(in thousands)	2019	2018
Stock in Federal Home Loan Bank of Pittsburgh	$4,608	$3,113
Stock in Atlantic Community Banker's Bank	10	10
Total restricted securities, at cost	$4,618	$3,123

Management noted no indicators of impairment for the Federal Home Loan Bank of Pittsburgh or Atlantic Community Banker’s Bank stock at June 30, 2019 and December 31, 2018.

Equity Securities without Readily Determinable Fair Values

FNCB owns a $1.7 million investment in the common stock of a privately-held bank holding company. The common stock was purchased during 2017 as part of a private placement pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, for offerings not involving any public offering. The common stock of such bank holding company is not currently traded on any established market and is not expected to be traded in the near future on any securities exchange or established over-the-counter market. FNCB has elected to account for this transaction as an investment in an equity security without a readily determinable fair value. An equity security without a readily determinable fair value shall be written down to its fair value if a qualitative assessment indicates that the investment is impaired and the fair value of the investment is less than its carrying value. The $1.7 million investment is included in other assets in the consolidated statements of financial condition at June 30, 2019 and December 31, 2018. As part of its qualitative assessment, management engaged an independent third party to provide a valuation of this investment as of June 30, 2019, which indicated that the investment was not impaired.  Management determined that no adjustment for impairment was required at June 30, 2019.

Note 4. Loans

The following table summarizes loans receivable, net, by category at June 30, 2019 and December 31, 2018:

	June 30,	December 31,
(in thousands)	2019	2018
Residential real estate	$161,572	$164,833
Commercial real estate	263,781	262,778
Construction, land acquisition and development	31,686	20,813
Commercial and industrial	159,707	150,962
Consumer	157,878	176,784
State and political subdivisions	36,705	59,037
Total loans, gross	811,329	835,207
Unearned income	(61)	(70)
Net deferred loan costs	3,152	3,963
Allowance for loan and lease losses	(8,945)	(9,519)
Loans, net	$805,475	$829,581

FNCB has granted loans, letters of credit and lines of credit to certain of its executive officers and directors as well as to certain of their related parties. For more information about related party transactions, refer to Note 6, “Related Party Transactions” to these consolidated financial statements.

FNCB originates one- to four-family mortgage loans for sale in the secondary market. During the three months and six months ended June 30, 2019, one-to four-family mortgages sold on the secondary market were $2.3 million and $4.2 million, respectively. One- to four-family residential mortgages sold on the secondary market for the three months and six months ended June 30, 2018 were $2.1 million and $5.0 million, respectively. Net gains on the sale of residential mortgage loans for the three and six months ended June 30, 2019 were $73 thousand and $129 thousand, respectively and $51 thousand and $100 thousand, respectively, for the comparable periods of 2018. FNCB retains servicing rights on mortgages sold on the secondary market. At June 30, 2019 and December 31, 2018, there were $419 thousand and $820 thousand in one-to four-family residential mortgage loans held for sale, respectively.

During the three and six months ended June 30, 2018, FNCB sold the guaranteed principal balance of loans that were guaranteed by the Small Business Administration (“SBA”) totaling $0.8 million and $5.7 million, respectively. Net gains realized upon the sales, included in non-interest income, for the three and six months ended June 30, 2018 were $71 thousand and $322 thousand, respectively. FNCB retained the servicing rights on these loans. There were no sales of SBA-guaranteed loans during the three and  six months ended June 30, 2019. The unpaid principal balance of loans serviced for others, including residential mortgages and SBA-guaranteed loans, were $106.2 million at June 30, 2019 and $108.4 million at December 31, 2018.

FNCB does not have any lending programs commonly referred to as "subprime lending". Subprime lending generally targets borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments, and bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burden ratios.

There were no material changes to the risk characteristics of FNCB’s loan segments, loan classification and credit grading systems and methodology for determining the adequacy of the ALLL during the six months ended June 30, 2019. Refer to Note 2, “Summary of Significant Accounting Policies” to FNCB’s consolidated financial statements included in the 2018 Annual Report on Form 10-K for information about the risk characteristics related to FNCB’s loan segments, loan classification and credit grading systems and methodology for determining the adequacy of the ALLL.

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

The following table summarizes activity in the ALLL by loan category for the three and six months ended June 30, 2019 and 2018.

			Construction,
			Land			State and
	Residential	Commercial	Acquisition and	Commercial		Political
(in thousands)	Real Estate	Real Estate	Development	and Industrial	Consumer	Subdivisions	Unallocated	Total
Three months ended June 30, 2019:
Allowance for loan losses:
Beginning balance, April 1, 2019	$1,155	$3,051	$106	$2,499	$1,963	$423	$56	$9,253
Charge-offs	(27)	-	(18)	(621)	(457)	-	-	(1,123)
Recoveries	2	14	-	123	329	-	-	468
Provisions (credits)	22	364	90	70	4	(212)	9	347
Ending balance, June 30, 2019	$1,152	$3,429	$178	$2,071	$1,839	$211	$65	$8,945

Three months ended June 30, 2018:
Allowance for loan losses:
Beginning balance, April 1, 2018	$1,249	$3,342	$256	$2,505	$1,822	$388	$-	$9,562
Charge-offs	-	(1,126)	-	(4)	(180)	-	-	(1,310)
Recoveries	121	2	-	75	129	-	-	327
Provisions (credits)	(169)	889	(5)	(121)	235	51	-	880
Ending balance, June 30, 2018	$1,201	$3,107	$251	$2,455	$2,006	$439	$-	$9,459

Six months ended June 30, 2019:
Allowance for loan losses:
Beginning balance, January 1, 2019	$1,175	$3,107	$188	$2,552	$2,051	$417	$29	$9,519
Charge-offs	(27)	-	(18)	(760)	(772)	-	-	(1,577)
Recoveries	6	14	81	207	502	-	-	810
Provisions (credits)	(2)	308	(73)	72	58	(206)	36	193
Ending balance, June 30, 2019	$1,152	$3,429	$178	$2,071	$1,839	$211	$65	$8,945

Six months ended June 30, 2018:
Allowance for loan losses:
Beginning balance, January 1, 2018	$1,236	$3,499	$209	$2,340	$1,395	$355	$-	$9,034
Charge-offs	(63)	(1,126)	-	(81)	(440)	-	-	(1,710)
Recoveries	127	3	30	147	228	-	-	535
Provisions (credits)	(99)	731	12	49	823	84	-	1,600
Ending balance, June 30, 2018	$1,201	$3,107	$251	$2,455	$2,006	$439	$-	$9,459

The following table represents the allocation of the ALLL and the related loan balance, by loan category, disaggregated based on the impairment methodology at June 30, 2019 and December 31, 2018:

			Construction,
			Land			State and
	Residential	Commercial	Acquisition and	Commercial		Political
(in thousands)	Real Estate	Real Estate	Development	and Industrial	Consumer	Subdivisions	Unallocated	Total
June 30, 2019
Allowance for loan losses:
Individually evaluated for impairment	$12	$41	$-	$248	$1	$-	$-	$302
Collectively evaluated for impairment	1,140	3,388	178	1,823	1,838	211	65	8,643
Total	$1,152	$3,429	$178	$2,071	$1,839	$211	$65	$8,945

Loans receivable:
Individually evaluated for impairment	$1,976	$9,192	$80	$935	$199	$-	$-	$12,382
Collectively evaluated for impairment	159,596	254,589	31,606	158,772	157,679	36,705	-	798,947
Total	$161,572	$263,781	$31,686	$159,707	$157,878	$36,705	$-	$811,329

December 31, 2018
Allowance for loan losses:
Individually evaluated for impairment	$14	$41	$-	$600	$2	$-	$-	$657
Collectively evaluated for impairment	1,161	3,066	188	1,952	2,049	417	29	8,862
Total	$1,175	$3,107	$188	$2,552	$2,051	$417	$29	$9,519

Loans receivable:
Individually evaluated for impairment	$1,847	$9,408	$82	$697	$383	$-	$-	$12,417
Collectively evaluated for impairment	162,986	253,370	20,731	150,265	176,401	59,037	-	822,790
Total	$164,833	$262,778	$20,813	$150,962	$176,784	$59,037	$-	$835,207

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

The following tables present the recorded investment in loans receivable by loan category and credit quality indicator at June 30, 2019 and December 31, 2018:

	Credit Quality Indicators
	June 30, 2019
	Commercial Loans						Other Loans
		Special				Subtotal	Accruing	Non-accrual	Subtotal	Total
(in thousands)	Pass	Mention	Substandard	Doubtful	Loss	Commercial	Loans	Loans	Other	Loans
Residential real estate	$31,731	$216	$232	$-	$-	$32,179	$128,480	$913	$129,393	$161,572
Commercial real estate	246,471	6,395	10,916	-	-	263,781	-	-	-	263,781
Construction, land acquisition and development	29,200	-	-	-	-	29,200	2,486	-	2,486	31,686
Commercial and industrial	149,598	2,396	2,109	-	-	154,103	5,604	-	5,604	159,707
Consumer	2,685	-	-	-	-	2,685	154,730	463	155,193	157,878
State and political subdivisions	36,679	-	-	-	-	36,679	26	-	26	36,705
Total	$496,364	$9,007	$13,257	$-	$-	$518,627	$291,326	$1,376	$292,702	$811,329

	Credit Quality Indicators
	December 31, 2018
	Commercial Loans						Other Loans
		Special				Subtotal	Accruing	Non-accrual	Subtotal	Total
(in thousands)	Pass	Mention	Substandard	Doubtful	Loss	Commercial	Loans	Loans	Other	Loans
Residential real estate	$33,573	$291	$154	$-	$-	$34,018	$130,132	$683	$130,815	$164,833
Commercial real estate	250,674	1,858	10,246	-	-	262,778	-	-	-	262,778
Construction, land acquisition and development	17,704	-	757	-	-	18,461	2,352	-	2,352	20,813
Commercial and industrial	137,888	4,193	2,448	-	-	144,529	6,421	12	6,433	150,962
Consumer	2,024	-	-	-	-	2,024	174,373	387	174,760	176,784
State and political subdivisions	57,345	1,665	27	-	-	59,037	-	-	-	59,037
Total	$499,208	$8,007	$13,632	$-	$-	$520,847	$313,278	$1,082	$314,360	$835,207

Included in loans receivable are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The recorded investment in these non-accrual loans was $5.3 million and $4.7 million at June 30, 2019 and December 31, 2018, respectively. Generally, loans are placed on non-accrual status when they become 90 days or more delinquent. Once a loan is placed on non-accrual status, it remains on non-accrual status until it has been brought current, has six months of performance under the loan terms, and factors indicating reasonable doubt about the timely collection of payments no longer exist. Therefore, loans may be current in accordance with their loan terms, or may be less than 90 days delinquent and still be on a non-accrual status. There were no loans past due 90 days or more and still accruing at June 30, 2019 and December 31, 2018.

The following tables present the delinquency status of past due and non-accrual loans at June 30, 2019 and December 31, 2018:

	June 30, 2019
	Delinquency Status
	0-29 Days	30-59 Days	60-89 Days	>/= 90 Days
(in thousands)	Past Due	Past Due	Past Due	Past Due	Total
Performing (accruing) loans:
Residential real estate	$159,991	$556	$25	$-	$160,572
Commercial real estate	260,713	194	-	-	260,907
Construction, land acquisition and development	31,686	-	-	-	31,686
Commercial and industrial	158,679	63	-	-	158,742
Consumer	155,568	1,482	365	-	157,415
State and political subdivisions	36,705	-	-	-	36,705
Total performing (accruing) loans	803,342	2,295	390	-	806,027

Non-accrual loans:
Residential real estate	743	-	-	257	1,000
Commercial real estate	791	-	-	2,083	2,874
Construction, land acquisition and development	-	-	-	-	-
Commercial and industrial	686	-	-	279	965
Consumer	175	83	70	135	463
State and political subdivisions	-	-	-	-	-
Total non-accrual loans	2,395	83	70	2,754	5,302

Total loans receivable	$805,737	$2,378	$460	$2,754	$811,329

	December 31, 2018
	Delinquency Status
	0-29 Days	30-59 Days	60-89 Days	>/= 90 Days
(in thousands)	Past Due	Past Due	Past Due	Past Due	Total
Performing (accruing) loans:
Residential real estate	$163,690	$319	$136	$-	$164,145
Commercial real estate	259,904	-	-	-	259,904
Construction, land acquisition and development	20,813	-	-	-	20,813
Commercial and industrial	150,108	87	20	-	150,215
Consumer	173,890	2,221	286	-	176,397
State and political subdivisions	59,037	-	-	-	59,037
Total performing (accruing) loans	827,442	2,627	442	-	830,511

Non-accrual loans:
Residential real estate	443	-	136	109	688
Commercial real estate	1,061	-	-	1,813	2,874
Construction, land acquisition and development	-	-	-	-	-
Commercial and industrial	677	50	-	20	747
Consumer	91	61	74	161	387
State and political subdivisions	-	-	-	-	-
Total non-accrual loans	2,272	111	210	2,103	4,696

Total loans receivable	$829,714	$2,738	$652	$2,103	$835,207

The following tables present a distribution of the recorded investment, unpaid principal balance and the related allowance for FNCB’s impaired loans, which have been analyzed for impairment under ASC 310, at June 30, 2019 and December 31, 2018. Non-accrual loans, other than TDRs, with balances less than the $100 thousand loan relationship threshold are not evaluated individually for impairment and accordingly, are not included in the following tables. However, these loans are evaluated collectively for impairment as homogeneous pools in the general allowance under ASC Topic 450. Total non-accrual loans, other than TDRs, with balances less than the $100 thousand loan relationship threshold that were evaluated under ASC Topic 450 amounted to $0.8 million at June 30, 2019 and $0.7 million at December 31, 2018.

	June 30, 2019
		Unpaid
	Recorded	Principal	Related
(in thousands)	Investment	Balance	Allowance
With no allowance recorded:
Residential real estate	$538	$606	$-
Commercial real estate	6,806	8,838	-
Construction, land acquisition and development	80	80	-
Commercial and industrial	266	865	-
Consumer	25	27	-
State and political subdivisions	-	-	-
Total impaired loans with no related allowance recorded	7,715	10,416	-

With a related allowance recorded:
Residential real estate	1,438	1,438	12
Commercial real estate	2,386	2,386	41
Construction, land acquisition and development	-	-	-
Commercial and industrial	669	677	248
Consumer	174	174	1
State and political subdivisions	-	-	-
Total impaired loans with a related allowance recorded	4,667	4,675	302

Total impaired loans:
Residential real estate	1,976	2,044	12
Commercial real estate	9,192	11,224	41
Construction, land acquisition and development	80	80	-
Commercial and industrial	935	1,542	248
Consumer	199	201	1
State and political subdivisions	-	-	-
Total impaired loans	$12,382	$15,091	$302

	December 31, 2018
		Unpaid
	Recorded	Principal	Related
(in thousands)	Investment	Balance	Allowance
With no allowance recorded:
Residential real estate	$313	$375	$-
Commercial real estate	7,149	8,795	-
Construction, land acquisition and development	82	82	-
Commercial and industrial	-	-	-
Consumer	26	28	-
State and political subdivisions	-	-	-
Total impaired loans with no related allowance recorded	7,570	9,280	-

With a related allowance recorded:
Residential real estate	1,534	1,534	14
Commercial real estate	2,259	2,259	41
Construction, land acquisition and development	-	-	-
Commercial and industrial	697	697	600
Consumer	357	357	2
State and political subdivisions	-	-	-
Total impaired loans with a related allowance recorded	4,847	4,847	657

Total impaired loans:
Residential real estate	1,847	1,909	14
Commercial real estate	9,408	11,054	41
Construction, land acquisition and development	82	82	-
Commercial and industrial	697	697	600
Consumer	383	385	2
State and political subdivisions	-	-	-
Total impaired loans	$12,417	$14,127	$657

The following table presents the average balance and interest income by loan category recognized on impaired loans for the three and six months ended June 30, 2019 and 2018:

	Three months ended June 30,				Six months ended June 30,
	2019		2018		2019		2018
	Average	Interest	Average	Interest	Average	Interest	Average	Interest
(in thousands)	Balance	Income (1)	Balance	Income (1)	Balance	Income (1)	Balance	Income (1)
Residential real estate	$1,878	$20	$1,805	$21	$1,858	$41	$1,837	$42
Commercial real estate	9,229	76	7,826	75	9,430	153	7,833	152
Construction, land acquisition and development	80	2	84	1	81	3	84	2
Commercial and industrial	1,337	1	794	1	1,192	1	794	1
Consumer	200	2	389	3	290	7	391	7
State and political subdivisions	-	-	-	-	-	-	-	-
Total impaired loans	$12,724	$101	$10,898	$101	$12,851	$205	$10,939	$204

(1) Interest income represents income recognized on performing TDRs.

The additional interest income that would have been earned on non-accrual and restructured loans had these loans performed in accordance with their original terms approximated $95 thousand and $177 thousand for the three and six months ended June 30, 2019 and $45 thousand and $85 thousand for the three and six months ended June 30, 2018, respectively.

Troubled Debt Restructured Loans

TDRs at June 30, 2019 and December 31, 2018 were $8.1 million and $9.2 million, respectively. Accruing and non-accruing TDRs were $7.9 million and $0.2 million, respectively, at June 30, 2019, and $8.5 million and $0.7 million, respectively, at December 31, 2018. Approximately $50 thousand and $650 thousand in specific reserves have been established for TDRs as of June 30, 2019 and December 31, 2018, respectively. FNCB was not committed to lend additional funds to any loan classified as a TDR at June 30, 2019.

The modification of the terms of loans classified as TDRs may include one or a combination of the following, among others: a reduction of the stated interest rate of the loan, an extension of the maturity date, capitalization of real estate taxes, a payment modification under a forbearance agreement, or a permanent reduction of the recorded investment in the loan.

There was one residential mortgage loan modified as a TDR during the three and six months ended June 30, 2019. The modification involved an extension of terms and the loan had a pre- and post-modification balance of $24 thousand. There were no loans modified as TDRs during the three and six months ended June 30, 2018. There was one consumer TDR that was modified within the previous 12 months in the amount of $103 thousand that defaulted (defined as past due 90 days or more) during the three and six months ended June 30, 2019. There were no TDRs modified within the previous 12 months that defaulted during the three and six months ended June 30, 2018.

Residential Real Estate Loan Foreclosures

There were two consumer mortgage loans secured by residential real estate properties in the process of foreclosure at June 30, 2019.  There was no aggregate recorded investment to FNCB for these two loans at June 30, 2019.  The balance of one loan was previously charged-off in its entirety and the other loan was sold to an investor on the secondary market.  There was one investor-owned residential real estate property with a carrying value of $52 thousand that was foreclosed upon during the three and six months ended June 30, 2019, and included in OREO at June 30, 2019.

There were three consumer mortgage loans secured by residential real estate properties with no aggregate recorded investment in the process of foreclosure at June 30, 2018.  For the three and six months ended June 30, 2018, there were no residential real estate properties foreclosed upon, and there was one residential real estate property with a carrying value of $63 thousand included in OREO at June 30, 2018.

Note 5. Income Taxes

The following table presents a reconciliation between the effective income tax expense and the income tax expense that would have been provided at the federal statutory tax rate of 21.0% for the three and six months ended June 30, 2019 and 2018, respectively.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2019		2018		2019		2018
(dollars in thousands)	Amount	%	Amount	%	Amount	%	Amount	%
Provision at statutory tax rates	$643	21.00%	$613	21.00%	$1,313	21.00%	$1,126	21.00%
Add (deduct):
Tax effects of tax free interest income	(78)	(2.55)%	(92)	(3.16)%	(184)	(2.94)%	(170)	(3.18)%
Non-deductible interest expense	2	0.06%	4	0.13%	7	0.11%	6	0.11%
Bank-owned life insurance	(27)	(0.88)%	(29)	(1.00)%	(55)	(0.88)%	(57)	(1.06)%
Other items, net	(26)	(0.85)%	12	0.43%	(12)	(0.19)%	29	0.54%
Income tax provision	$514	16.78%	$508	17.40%	$1,069	17.10%	$934	17.41%

FNCB had net deferred tax assets of $7.5 million at June 30, 2019, of which $5.2 million was related to approximately $30.0 million in net operating loss carryovers. At December 31, 2018, FNCB’s net deferred tax assets were $10.7 million.

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

Management performed an evaluation of FNCB’s deferred tax assets at June 30, 2019 taking into consideration all available positive and negative evidence at that time. Based on this evaluation, management believes that FNCB’s future taxable income will be sufficient to utilize deferred tax assets. Accordingly, a valuation allowance for deferred tax assets was not required at June 30, 2019 and December 31, 2018.

Note 6.  Related Party Transactions

In conducting its business, FNCB has engaged in, and intends to continue to engage in, banking and financial transactions with directors, executive officers and their related parties.

FNCB has granted loans, letters of credit and lines of credit to directors, executive officers and their related parties. The following table summarizes the changes in the total amounts of such outstanding loans, advances under lines of credit, net of any participations sold, as well as repayments during the three and six months ended June 30, 2019 and 2018.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Balance, beginning of period	$72,150	$65,884	$64,634	$55,576
Additions, new loans and advances	12,004	11,946	29,093	43,115
Repayments	(5,402)	(8,004)	(14,975)	(28,865)
Balance, end of period	$78,752	$69,826	$78,752	$69,826

At June 30, 2019, there were no loans made to directors, executive officers and their related parties that were not performing in accordance with the terms of the loan agreements.

Deposits from directors, executive officers and their related parties held by the Bank at June 30, 2019 and December 31, 2018 amounted to $90.5 million and $115.5 million, respectively, a decrease of $25.0 million. The decrease was due to cyclical outflows from several large commercial deposit relationships that are owned by, or a related party to, certain directors. Interest paid on the deposits amounted to $241 thousand and $157 thousand for the six months ended June 30, 2019 and 2018, respectively.

In the course of its operations, FNCB acquires goods and services from, and transacts business with, various companies of related parties, which include, but are not limited to, employee health insurance, fidelity bond and errors and omissions insurance, legal services, and repair of repossessed automobiles for resale. FNCB recorded payments to related parties for goods and services of $0.5 million and $1.0 million for the three and six months ended June 30, 2019, respectively, and $0.6 million and $1.0 million for the respective periods of 2018.

On February 8, 2019, FNCB accelerated the final $5.0 million principal repayment, which was due and payable on September 1, 2019, along with all accrued interest, of which $3.1 million was paid to directors and/or their related interests.  Subordinated notes (the “Notes”) held by directors and/or their related parties totaled $3.1 million at December 31, 2018. Interest expense recorded and paid on the Notes for directors and/or their related parties through February 8, 2019, the date of final payment, was $27 thousand. Regular quarterly interest payments on the Notes paid by FNCB to its directors and/or their related parties totaled $35 thousand and $70 thousand for the three and six months ended June 30, 2018, respectively.

On January 28, 2019, FNCB commenced a public offering of shares of its common stock in a firm commitment underwritten offering. The offering closed on February 8, 2019 and FNCB issued 3,285,550 shares of its common stock at an offering price of $7.00 per share. Shares acquired by directors, executive officers and their related parties as part of this offering were 340,600, or 10.4%, of the total common shares issued. For more information about the public offering, refer to Note 9, “Regulatory Matters/Subsequent Event” to these consolidated financial statements.

Note 7. Commitments and Contingencies

Leases

FNCB is obligated under operating leases for certain bank branches, office space and automobiles. Operating lease ROU assets represent our right to use an underlying asset during the lease term and operating liabilities represent our obligation to make lease payments under the lease agreement. ROU assets and operating lease liabilities are recognized at lease commencement based on the present value of the remaining lease payments using a discount rate that represents FNCB's incremental borrowing rate at the commencement date. ROU assets are included in other assets and operating lease liabilities are included in other liabilities in the consolidated statements of financial condition. As of June 30, 2019 ROU assets and lease liabilities were $ 3.2 million and $3.5 million, respectively. There were no new operating leases that have not yet commenced as of June 30, 2019.

The following table summarizes the components of FNCB's operating lease expense for the three and six months ended June 30, 2019. Operating lease expense associated with bank branches and office space is included in occupancy expense, while operating lease expense associated with automobiles is included in equipment expense in the consolidated statements of income.

(in thousands)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost - bank branches	$86	$171
Operating lease cost - automobiles	6	8
Short-term lease cost - office space	9	24
Short-term lease cost - automobiles	2	5
Variable lease cost	-	-
Total lease cost	$103	$208

The following table summarizes the maturity of remaining operating lease liabilities as of June 30, 2019:

(in thousands)	June 30, 2019
2019	$171
2020	371
2021	337
2022	316
2023	312
2024 and thereafter	3,095
Total lease payments	4,602
Less: imputed interest	1,071
Present value of operating lease liabilities	$3,531

The following table presents other information related to our operating leases:

(dollars in thousands)	June 30, 2019
Weighted average remaining lease term	14.7 years
Weighted average discount rate	3.45%
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$202

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

Note 8. Stock Compensation Plans/Subsequent Event

FNCB has a Long-Term Incentive Compensation Plan (“LTIP”) for directors, executives and key employees. The LTIP authorizes up to 1,200,000 shares of common stock for issuance and provides the Board of Directors with the authority to offer several different types of long-term incentives, including stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares. During the six months ended June 30, 2019 and 2018, the Board of Directors granted 57,684 and 57,829 shares of restricted stock, respectively, under the LTIP. At June 30, 2019, there were 865,783 shares of common stock available for award under the LTIP. For the six months ended June 30, 2019 and 2018, stock-based compensation expense, which is included in salaries and benefits expense in the consolidated statements of income, totaled $140 thousand and $137 thousand, respectively. Total unrecognized compensation expense related to unvested restricted stock awards was $970 thousand and $819 thousand at June 30, 2019 and 2018, respectively. Unrecognized compensation expense related to unvested shares of restricted stock is expected to be recognized over a weighted-average period of 4.2 years.

On July 1, 2019, 1,956 shares of  FNCB's common stock were granted, under the LTIP, to ten of FNCB Bank's directors, excluding the President and CEO, or 19,560 shares in the aggregate. The shares of common stock immediately vested to each director upon grant, and the fair value of the shares on the grant date was $7.67 per share. Directors fees totaling $150 thousand will be recognized as part of this grant on July 1, 2019.

The following table summarizes the activity related to FNCB’s unvested restricted stock awards during the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
		Weighted-		Weighted-		Weighted-		Weighted-
		Average		Average		Average		Average
	Restricted	Grant Date	Restricted	Grant Date	Restricted	Grant Date	Restricted	Grant Date
(dollars in thousands)	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Unvested restricted stock awards:
Total outstanding, beginning of period	172,386	$7.55	162,679	$7.05	114,702	$7.50	106,129	$6.23
Awards granted	-	-	-	-	57,684	7.64	57,829	8.54
Forfeitures	(781)	7.68	-	-	(781)	7.68	(1,279)	6.88
Vestings	(37,558)	6.80	(46,358)	5.93	(37,558)	6.80	(46,358)	5.93
Total outstanding, end of period	134,047	$7.75	116,321	$7.50	134,047	$7.75	116,321	$7.50

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

FNCB’s ability to pay dividends to its shareholders is largely dependent on the Bank’s ability to pay dividends to FNCB. Bank regulations limit the amount of dividends that may be paid without prior approval of the Bank’s regulatory agency. For the three and six months ended June 30, 2019, cash dividends declared and paid by FNCB were $0.05 per share and $0.10 per share, respectively, and $0.04 per share and $0.08 per share, respectively, for the three and six months ended June 30, 2018. FNCB offers a Dividend Reinvestment and Stock Purchase Plan (“DRP”) to its shareholders. For the three and six months ended June 30, 2019 and 2018, dividend reinvestment shares were purchased in open market transactions, however shares under the optional cash purchase feature of the DRP were issued from authorized but unissued common shares. Common shares issued under the DRP for the three and six months ended June 30, totaled 1,899 and 3,538, respectively in 2019 and 4,139 and 12,776, respectively in 2018. Subsequent to June 30, 2019, on July 25, 2019, FNCB declared a cash dividend for the third quarter of 2019 of $0.05 per share, which is payable on September 16, 2019 to shareholders of record as of September 3, 2019.

FNCB and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on FNCB’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, FNCB and the Bank must meet specific capital guidelines that involve quantitative measures of FNCB's and the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. FNCB's and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.  Management believes, as of June 30, 2019, that FNCB and the Bank meet all applicable capital adequacy requirements.

Current quantitative measures established by regulation to ensure capital adequacy require FNCB to maintain minimum amounts and ratios (set forth in the tables below) of Total capital, Tier I capital, and Tier I common equity (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).

The following tables present summary information regarding FNCB’s and the Bank’s risk-based capital and related ratios at June 30, 2019 and December 31, 2018:

	Consolidated		Bank Only		Minimum Required For Capital Adequacy Purposes	Minimum Required For Capital Adequacy Purposes with Conservation Buffer	Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations*
(in thousands)	Amount	Ratio	Amount	Ratio	Ratio	Ratio	Ratio
June 30, 2019

Total capital (to risk-weighted assets)	$140,425	15.71%	$135,998	15.25%	8.00%	10.500%	10.00%

Tier I capital (to risk-weighted assets)	131,147	14.67%	126,720	14.21%	6.00%	8.500%	8.00%

Tier I common equity (to risk-weighted assets)	121,147	13.56%	126,720	14.21%	4.50%	7.000%	6.50%

Tier I capital (to average assets)	131,147	11.02%	126,720	10.69%	4.00%	4.000%	5.00%

Total risk-weighted assets	893,705		891,578

Total average assets	1,190,442		1,185,645

	Consolidated		Bank Only		Minimum Required For Capital Adequacy Purposes	Minimum Required For Capital Adequacy Purposes with Conservation Buffer	Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations*
(in thousands)	Amount	Ratio	Amount	Ratio	Ratio	Ratio	Ratio
December 31, 2018

Total capital (to risk-weighted assets)	$117,213	12.69%	$112,128	12.17%	8.00%	9.875%	10.00%

Tier I capital (to risk-weighted assets)	105,439	11.42%	102,354	11.11%	6.00%	7.875%	8.00%

Tier I common equity (to risk-weighted assets)	96,692	10.47%	102,354	11.11%	4.50%	6.375%	6.50%

Tier I capital (to average assets)	105,439	8.50%	102,354	8.27%	4.00%	4.000%	5.00%

Total risk-weighted assets	923,441		921,126

Total average assets	1,239,898		1,238,347

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

At June 30, 2019, FNCB owned five corporate debt securities with an aggregate amortized cost and fair value of $6.0 million and $6.1 million, respectively. The market for four of the five corporate debt securities at June 30, 2019 was not active and markets for similar securities are also not active.  FNCB obtained valuations for these securities from third-party service providers that prepared the valuations using a discounted cash flow approach.  Management takes measures to validate the service providers’ analysis and is actively involved in the valuation process, including reviewing and verifying the assumptions used in the valuation calculations. Results of a discounted cash flow test are significantly affected by variables such as the estimate of the probability of default, estimates of future cash flows, discount rates, prepayment rates and the creditworthiness of the underlying issuers.  FNCB considers these inputs to be unobservable Level 3 inputs because they are based on estimates about the assumptions market participants would use in pricing this type of asset and developed based on the best information available in the circumstances rather than on observable inputs. As it relates to fair value measurements, once each issuer is categorized and the forecasted default rates have been applied, the expected cash flows are modeled using the variables described above. Discount rates ranging from 5.73% to 6.23% were applied to the expected cash flows to estimate fair value. Management will continue to monitor the market for these securities to assess the market activity and the availability of observable inputs and will continue to apply these controls and procedures to the valuations received from its third-party service provider for the period it continues to use an outside valuation service.

Equity Securities

The estimated fair values of equity securities are determined by obtaining quoted prices on nationally recognized exchanges (Level 1 inputs).

Assets Measured at Fair Value on a Recurring Basis

The following tables present the financial assets that are measured at fair value on a recurring basis at June 30, 2019 and December 31, 2018, and the fair value hierarchy of the respective valuation techniques utilized by FNCB to determine the fair value:

	Fair Value Measurements at June 30, 2019
			Significant	Significant
		Quoted Prices	Other	Other
		in Active Markets	Observable	Unobservable
		for Identical Assets	Inputs	Inputs
(in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Available-for-sale debt securities:
Obligations of state and political subdivisions	$117,245	$-	$117,245	$-
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	66,727	-	66,727	-
Collateralized mortgage obligations - commercial	57,865	-	57,865	-
Mortgage-backed securities	20,940	-	20,940	-
Private collateralized mortgage obligations	10,697	-	10,697	-
Corporate debt securities	6,121	-	1,040	5,081
Asset-backed securities	3,832	-	3,832	-
Negotiable certificates of deposit	2,428	-	2,428	-
Total available-for-sale debt securities	$285,855	$-	$280,774	$5,081

Equity securities:
Mutual fund	$917	$917	$-	$-

	Fair Value Measurements at December 31, 2018
			Significant	Significant
		Quoted Prices	Other	Other
		in Active Markets	Observable	Unobservable
		for Identical Assets	Inputs	Inputs
(in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Available-for-sale debt securities:
Obligations of state and political subdivisions	$152,187	$-	$152,187	$-
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	34,207	-	34,207	-
Collateralized mortgage obligations - commercial	73,640	-	73,640	-
Mortgage-backed securities	23,934	-	23,934	-
Private collateralized mortgage obligations	2,913	-	2,913	-
Corporate debt securities	4,936	-	1,007	3,929
Asset-backed securities	1,802	-	1,802	-
Negotiable certificates of deposit	2,413	-	2,413	-
Total available-for-sale debt securities	$296,032	$-	$292,103	$3,929

Equity securities:
Mutual fund	$891	$891	$-	$-

There were no transfers between levels within the fair value hierarchy during the six months ended June 30, 2019 and 2018.

The following table presents a reconciliation and statement of operations classifications of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3), which consisted entirely of corporate debt securities, for the six months ended June 30, 2019 and 2018.

Fair Value Measurements
Using Significant Unobservable Inputs (Level 3)
	Corporate Debt Securities
	For the Six Months Ended June 30,
(in thousands)	2019	2018
Balance at January 1,	$3,929	$4,058
Additions	1,000	-
Payments Received	-	-
Sales	-	-
Total gains or losses (realized/unrealized):
Included in earnings	-	-
Included in other comprehensive income (loss)	152	(101)
Balance at June 30,	$5,081	$3,957

Assets Measured at Fair Value on a Non-Recurring Basis

The following tables present assets and liabilities measured at fair value on a non-recurring basis at June 30, 2019 and December 31, 2018, and additional quantitative information about the valuation techniques and inputs utilized by FNCB to determine fair value. All assets were measured using Level 3 inputs.

	June 30, 2019
	Fair Value Measurement			Quantitative Information
	Recorded	Valuation	Fair	Valuation	Unobservable	Value/
(in thousands)	Investment	Allowance	Value	Technique	Inputs	Range
Impaired loans - collateral dependent	$7,849	$4	$7,845	Appraisal of collateral	Selling cost	10.0%
Impaired loans - other	4,533	298	4,235	Discounted cash flows	Discount rate	4.0%-7.5%
Other real estate owned	52	-	52	Appraisal of collateral	Selling cost	10.0%

	December 31, 2018
	Fair Value Measurement			Quantitative Information
	Recorded	Valuation	Fair	Valuation	Unobservable	Value/
(in thousands)	Investment	Allowance	Value	Technique	Inputs	Range
Impaired loans - collateral dependent	$8,020	$606	$7,414	Appraisal of collateral	Selling cost	10.0%
Impaired loans - other	4,397	51	4,346	Discounted cash flows	Discount rate	3.7%-7.5%
Other real estate owned	919	-	919	Appraisal of collateral	Selling cost	10.0%

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

The following table summarizes the estimated fair values of FNCB’s financial instruments using an exit price notion at June 30, 2019 and at December 31, 2018. FNCB discloses fair value information about financial instruments, whether or not recognized in the statements of financial condition, for which it is practicable to estimate that value. The fair value of financial instruments that are not measured at fair value in the financial statements were based on the exit price notion. The following estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, management judgment is required to interpret data and develop fair value estimates. Accordingly, the estimates below are not necessarily indicative of the amounts FNCB could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	Fair Value	June 30, 2019		December 31, 2018
(in thousands)	Measurement	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Cash and short term investments	Level 1	$29,904	$29,904	$36,481	$36,481
Available-for-sale debt securities	See previous table	285,855	285,855	296,032	296,032
Equity securities, at fair value	Level 1	917	917	891	891
Restricted stock	Level 2	4,618	4,618	3,123	3,123
Loans held for sale	Level 2	419	419	820	820
Loans, net	Level 3	805,475	796,141	829,581	816,234
Accrued interest receivable	Level 2	3,640	3,640	3,614	3,614
Equity securities without readily determinable fair values	Level 3	1,658	1,658	1,658	1,658
Servicing rights	Level 3	347	836	350	878

Financial liabilities
Deposits	Level 2	961,064	960,855	1,095,629	1,093,797
Borrowed funds	Level 2	97,533	97,679	34,240	34,108
Accrued interest payable	Level 2	389	389	338	338

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

The following table presents the calculation of both basic and diluted earnings per share of common stock for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share data)	2019	2018	2019	2018
Net income	$2,549	$2,412	$5,184	$4,431

Basic weighted-average number of common shares outstanding	20,129,150	16,792,812	19,428,717	16,778,188
Plus: Common share equivalents	4,700	26,474	6,359	23,238
Diluted weighted-average number of common shares outstanding	20,133,850	16,819,286	19,435,076	16,801,426

Income per common share:
Basic	$0.13	$0.14	$0.27	$0.26
Diluted	$0.13	$0.14	$0.27	$0.26

For the three and six months ended June 30, 2019 and 2018, common stock equivalents reflected in the table above were related entirely to the incremental shares of unvested restricted stock. As of June 30, 2019, there were no outstanding stock options. Stock options of 19,200 outstanding at June 30, 2018 were excluded from common stock equivalents for the three and six months ended June 30, 2018. The exercise prices of stock options exceeded the average market price of FNCB’s common shares at June 30, 2018; therefore, inclusion of these common stock equivalents would be anti-dilutive to the diluted earnings per common share calculation. The stock options expired on January 5, 2019.

Note 12. Other Comprehensive Income

The following table summarizes the reclassifications out of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2019 and 2018, comprised entirely of unrealized gains and losses on available-for-sale debt securities:

	Three Months Ended June 30, 2019		Six Months Ended June 30, 2019
(in thousands)	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Consolidated Statements of Income	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Consolidated Statements of Income
Available-for-sale debt securities:
Reclassification adjustment for net gains reclassified into net income	$(163)	Net gain (loss) on the sale of available-for-sale debt securities	$(323)	Net gain (loss) on the sale of available-for-sale debt securities
Taxes	34	Income taxes	68	Income taxes
Net of tax amount	$(129)		$(255)

	Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
(in thousands)	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Consolidated Statements of Income	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Consolidated Statements of Income
Available-for-sale debt securities:
Reclassification adjustment for net loss reclassified into net income	$4	Net gain (loss) on the sale of available-for-sale debt securities	$4	Net gain (loss) on the sale of available-for-sale debt securities
Taxes	(1)	Income taxes	(1)	Income taxes
Net of tax amount	$3		$3

The following table summarizes the changes in accumulated other comprehensive (loss) income, net of tax for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Balance, beginning of period	$(989)	$(5,612)	$(4,540)	$(1,745)
Other comprehensive income (loss) before reclassifications	4,431	(1,453)	8,108	(5,385)
Amount reclassified from accumulated other comprehensive income (loss)	(129)	3	(255)	3
Net other comprehensive income (loss) during the period	4,302	(1,450)	7,853	(5,382)
Reclassification of net loss on equity securities upon adoption of ASU 2016-1	-	-	-	65
Balance, end of period	$3,313	$(7,062)	$3,313	$(7,062)

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

FNCB Bancorp, Inc. and its subsidiaries ("FNCB") are in the business of providing customary retail and commercial banking services to individuals, businesses and local governments and municipalities through its wholly-owned subsidiary, FNCB Bank, at its 17 full-service branch offices within its primary market area, Northeastern Pennsylvania, and a LPO based in Allentown, Lehigh County, Pennsylvania.

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

These forward-looking statements include statements with respect to FNCB’s beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, that are subject to significant risks and uncertainties, and are subject to change based on various factors (some of which are beyond our control). The words “may,” “could,” “should,” “will,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “project,” “future” and similar expressions are intended to identify forward-looking statements. The following factors, among others, could cause FNCB’s financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the ability of FNCB to manage credit risk; weakness in the economic environment, in general, and within FNCB’s market area; the deterioration of one or a few of the commercial real estate loans with relatively large balances contained in FNCB’s loan portfolio; greater risk of loan defaults and losses from concentration of loans held by FNCB, including those to insiders and related parties; if FNCB’s ALLL is not sufficient to absorb actual losses or if increases to the ALLL were required; if management concludes that the decline in value of any of FNCB’s investment securities is other-than-temporary; if FNCB’s risk management framework is ineffective in mitigating risks or losses to the Company; if FNCB’s portfolio of loans to small and mid-sized community-based businesses increases its credit risk; FNCB is subject to interest rate risk; changes in interest rates; if FNCB is unable to successfully compete with others for business; a loss of depositor confidence resulting from changes in either FNCB’s financial condition or in the general banking industry; if FNCB is unable to retain or grow its core deposit base; inability or insufficient dividends from its subsidiary, FNCB Bank; if FNCB loses access to wholesale funding sources; interruptions or security breaches of FNCB’s information systems; any systems failures or interruptions in information technology and telecommunications systems of third parties on which FNCB depends; security breaches; if FNCB’s information technology is unable to keep pace with growth or industry developments or if technological developments result in higher costs or less advantageous pricing; the loss of management and other key personnel; dependence on the use of data and modeling in both its management’s decision-making generally and in meeting regulatory expectations in particular; additional risk arising from new lines of business, products, product enhancements or services offered by FNCB; inaccuracy of appraisals and other valuation techniques FNCB uses in evaluating and monitoring loans secured by real property and other real estate owned; unsoundness of other financial institutions; damage to FNCB’s reputation; defending litigation and other actions; dependence on the accuracy and completeness of information about customers and counterparties; risks arising from future expansion or acquisition activity; environmental risks and associated costs on its foreclosed real estate assets; any remediation ordered, or adverse actions taken, by federal and state regulators, including requiring FNCB  to act as a source of financial and managerial strength for the FNCB Bank in times of stress;  costs arising from extensive government regulation, supervision and possible regulatory enforcement actions; new or changed legislation or regulation and regulatory initiatives; noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations; failure to comply with numerous "fair and responsible banking" laws; any violation of laws regarding privacy, information security and protection of personal information or another incident involving personal, confidential or proprietary information of individuals; any rulemaking changes implemented by the Consumer Financial Protection Bureau; inability to attract and retain its highest performing employees due to potential limitations on incentive compensation contained in proposed federal agency rulemaking; any future increases in FNCB Bank’s FDIC deposit insurance premiums and assessments; and the success of FNCB at managing the risks involved in the foregoing and other risks and uncertainties, including those detailed in FNCB’s filings with the SEC.

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

On a quarterly basis, management evaluates individual investment securities in an unrealized loss position for other than temporary impairment (“OTTI”). The evaluation for OTTI requires the use of various assumptions, including but not limited to, the length of time an investment’s fair value is less than book value, the severity of the investment’s decline, any credit deterioration of the issuer, whether management intends to sell the security, and whether it is more-likely-than-not that FNCB will be required to sell the security prior to recovery of its amortized cost basis. Debt investment securities deemed to have OTTI are written down by the impairment related to the estimated credit loss, and the non-credit related impairment loss is recognized in other comprehensive income. FNCB did not recognize any OTTI charges on investment securities for the three and six months ended June 30, 2019 and 2018 within the consolidated statements of income.

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

In connection with determining the income tax provision or benefit, management considers maintaining liabilities for uncertain tax positions and tax strategies that it believes contain an element of uncertainty. Periodically, management evaluates each of FNCB’s tax positions and strategies to determine whether a liability for uncertain tax benefits is required. As of June 30, 2019 and December 31, 2018, management determined that FNCB did not have any uncertain tax positions or tax strategies and that no liability was required to be recorded.

Refer to Note 5, “Income Taxes,” of the notes to consolidated financial statements included in Item 1 hereof for additional information about income taxes.

New Authoritative Accounting Guidance and Accounting Guidance to be Adopted in Future Periods

Refer to Note 2, “New Authoritative Accounting Guidance,” of the notes to consolidated financial statements included in Item 1 hereof for information about new authoritative accounting guidance adopted by FNCB during the three months ended June 30, 2019, as well as new accounting guidance issued, but not previously reported, that will be adopted by FNCB in future periods.

Executive Summary

The following overview should be read in conjunction with this MD&A in its entirety.

FNCB recorded consolidated net income of $2.5 million, or $0.13 per basic and diluted common share, for the three months ended June 30, 2019, an increase of $137 thousand, or 5.7%, compared to $2.4 million, or $0.14 per basic and diluted common share, for the three months ended June 30, 2018. Net income for the six months ended June 30, 2019 totaled $5.2 million, or $0.27 per basic and diluted share, an increase of $753 thousand, or 17.0%, from $4.4 million, or $0.26 per basic and diluted share, for the same six months of 2018. The earnings improvement for both the three months and six months ended June 30, 2019 was largely due to a reduction in the provision for loan and lease losses, coupled with an increase in non-interest income. Partially offsetting these positive factors was a decrease in net interest income and an increase in non-interest expense.

For the three months and six months ended June 30, 2019, the annualized return on average assets was 0.85% and 0.86%, respectively, and 0.79% and 0.75%, respectively, for the same periods of 2018. The annualized return on average equity was 8.19% and 8.89%, respectively, for the three- and six-month periods ended June 30, 2019, compared to 11.23% and 10.34%, respectively, for the comparable periods of 2018. FNCB declared and paid dividends to holders of common stock of $0.05 per share for the second quarter and $0.10 per share for the six months ended June 30, 2019, a 25.0% increase compared to $0.04 per share and $0.08 per share for the same periods of 2018.

Total assets decreased $38.9 million, or 3.1%, to $1.199 billion at June 30, 2019 from $1.238 billion at December 31, 2018. The change in total assets primarily reflected a $24.7 million, or 2.9%, decrease in loans, net of deferred costs and unearned income to $814.4 million at June 30, 2019 from $839.1 million at December 31, 2018. The planned runoff of indirect automobile loans, coupled with the anticipated payoff of two municipal loans were the primary factors leading to the declines in loans. Also contributing to the balance sheet contraction was a $10.2 million, or 3.4%, decrease in available-for-sale debt securities to $285.8 million at June 30, 2019 from $296.0 million at December 31, 2018.  Total deposits decreased by $134.6 million, or 12.3%, to $961.1 million at June 30, 2019 from $1.096 billion at December 31, 2018. The decline in deposits was primarily attributable to cyclical net outflows of public funds. Borrowed funds increased $63.3 million, or 185.0%, to $97.5 million at June 30, 2019 from $34.2 million at December 31, 2018.

Total shareholders’ equity increased $32.5 million, or 33.4%, to $129.7 million at June 30, 2019 from $97.2 million at December 31, 2018.  FNCB successfully completed a public offering of its common stock in February 2019, which resulted in a net increase to capital after offering expenses of $21.3 million. Also contributing to the increase in capital was net income for the six months ended June 30, 2019 of $5.2 million and a $7.9 million increase in accumulated other comprehensive income related to appreciation in the fair value of FNCB’s available-for-sale securities, net of income taxes. Partially offsetting these increases were dividends declared and paid of $2.0 million for the six months ended June 30, 2019.

During the second quarter of 2019, FNCB opened a de novo branch in Mountain Top, Luzerne County, Pennsylvania in a facility that was purchased in the fourth quarter of 2018. Also, in the second quarter of 2019, FNCB completed the construction and relocation of its main office into a new state-of-the-art facility. The new main office is located directly across the street from the former main office at 100 S. Blakely Street, Dunmore, Lackawanna County, Pennsylvania. Both the Mountain Top community office and the new Main Office feature the personal banker model and a relaxed, cafe-like atmosphere designed to enhance the customer's in-branch banking experience. The cost of the main office relocation project approximated $2.0 million and was funded by cash generated from operations. The former main office is currently being renovated and will house members of FNCB's Commercial Lending and Retail Banking Units.

Following the close of the U.S. Stock Market on June 28, 2019, FNCB was added as a member of the Russell 3000® Index, when FTSE Russell reconstituted its comprehensive set of U.S. and global equity indexes. The annual Russell indexes reconstitution captures the 4,000 largest U.S. stock and ranks them by total market capitalization. Russell indexes are widely used by investment managers and institutional investors for index funds and as benchmarks for active investment strategies. As such, management believes that inclusion in Russell 3000® Index will continue to increase the visibility and liquidity of FNCB's common stock, as well as provide exposure to leading institutional investors.

For the remainder of 2019, management is focused on strategic business market opportunities that would enhance shareholder value, diversify revenue, grow revenues and asset size, create operating efficiencies and enhance profitability. In order to assist in these initiatives, at the beginning of 2019, FNCB appointed a Chief Banking Officer to its Executive Management Team. The Chief Banking Officer, who has extensive retail financial sales and managerial experience oversees FNCB's commercial lending and retailing lending and banking units. Additionally, FNCB will be enhancing its mobile-banking platforms and will begin offering electronic payment alternatives including Apple Pay, Samsung Pay and Google Pay to customers in the second half of 2019, and electronic money transfer through Zelle scheduled for the first half of 2020.

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

During the first half of 2019, the Federal Open Market Committee (“FOMC”) left the federal funds target rate unchanged at 2.50%, which was 50 basis points higher than 2.00% at June 30, 2018. The FOMC raised the target rate a total of  100 basis points through four 25-basis point increases in 2018. Correspondingly, the national prime rate was 5.50% at June 30, 2019, 50 basis points higher than 5.00% at June 30, 2018. FNCB continued to experience increases in loan yields throughout the first half of 2019, as variable- and adjustable-rate loans continue to reprice upward and new loans are consummated at higher interest rates. However, the increase in market interest rates led to substantial cost increases across all funding sources, including retail deposits, which more than offset the positive effects on earning asset yields.

Net interest income on a tax-equivalent basis decreased $300 thousand, or 3.2%, to $9.1 million for the three months ended June 30, 2019 from $9.4 million for the comparable period of 2018.  Tax-equivalent interest income increased $211 thousand, or 1.9%, to $11.6 million for the three months ended June 30, 2019 from $11.4 million for the same period of 2018.  However, for the three months ended June 30, 2019, interest expense increased $511 thousand, or 25.6%, to $2.5 million from $2.0 million for the same period of 2018, which primarily reflected the significant increase in funding costs. Tax-equivalent net interest margin, a key measurement used in the banking industry to measure income from earning assets relative to the cost to fund those assets, is calculated by dividing tax-equivalent net interest income by average interest-earning assets. Despite the reduction in tax-equivalent net interest income, FNCB’s tax-equivalent net interest margin contracted only 1 basis points to 3.25% for the second quarter of 2019 from 3.26% for the same quarter of 2018, due largely to a reduction in average earning asset levels of $33.6 million, or 2.9%. Rate spread, the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities shown on a fully tax-equivalent basis, contracted to a greater extent, by 8 basis points to 3.04% for the three months ended June 30, 2019 from 3.12% for the same period of 2018. FNCB’s tax-equivalent net interest margin for the six months ended June 30, 2019 decreased by 7 basis points to 3.19%, as compared to 3.26% the same period of 2018, while the tax-equivalent rate spread contracted 14 basis points to 3.00% from 3.14% comparing the six months ended June 30, 2019 and 2018.

For the three months ended June 30, 2019, the $511 thousand, or 25.5%, increase in interest expense was largely due to an increase in deposit costs, coupled with an increase in average interest-bearing deposits. Partially offsetting the effects of the increase in deposit costs and balances was a decrease in the average balance of borrowed funds. The cost of interest-bearing deposits increased 44 basis points to 1.01% for the second quarter of 2019 from 0.57% for the same period of 2018, resulting in an increase to interest expense of $842 thousand. Specifically, the cost of interest-bearing demand deposits and certificates of deposit increased 36 basis points and 65 basis points comparing the three months ended June 30, 2019 and 2018. With regard to deposit volumes, average interest-bearing deposits increased $61.5 million, or 7.8% to $851.7 million for the three months ended June 30, 2019 from $790.2 million for the same three months of 2018, resulting in an increase in interest expense due to volume of $168 thousand. The increase in interest expense due to changes in deposit volumes and rates was partially offset by a reduction in average borrowed funds of $111.2 million, or 68.0%, to $52.3 million for the second quarter of 2019 from $163.5 million for the same quarter of 2018. The reduction in utilization of borrowed funds resulted in a corresponding reduction in interest expense of $460 thousand comparing the second quarters of 2019 and 2018.

Partially mitigating the higher amount of interest expense was a $211 thousand increase in tax-equivalent interest income due primarily to an increase in the tax-equivalent yield on earning assets, partially offset by a reduction in average earning asset levels. The tax-equivalent yield on earning assets increased to 4.15% for the second quarter of 2019 from 3.96% for the same quarter of 2018, which resulted in an increase in tax-equivalent interest income of $537 thousand. Specifically, the tax-equivalent yield on the loan portfolio increased 26 basis points to 4.64% for the three months ended June 30, 2019 from 4.38% for the same three months of 2018, which caused a corresponding increase in tax-equivalent interest income of $519 thousand, accounting for 96.6% of the total increase in tax-equivalent interest income due to changes in rate. Average earning assets decreased $33.6 million, or 2.9%, comparing the three months ended June 30, 2019 and 2018, which resulted in a decrease to tax-equivalent interest income of $326 thousand. Planned runoff of indirect automobile loans and the payoffs of two large tax-free loans were the predominant factors causing a decrease in average loans of $14.3 million, or 1.7%, to $820.0 million for the second quarter of 2019 from $834.3 million for the same quarter of 2018. Additionally, comparing the second quarters of 2019 and 2018, average securities decreased $31.1 million, or 10.0%, as proceeds from security sales were not fully reinvested back into the portfolio.

For the six months ended June 30, 2019, net interest income on a tax-equivalent basis decreased $197 thousand, or 1.1%, to $18.1 million from $18.3 million for the comparable period in 2018.  Comparing the year-to-date periods of 2019 and 2018, a  $1.4 million or 6.5% increase in tax-equivalent interest income was more than entirely offset by a $1.6 million, or 45.3% increase in interest expense.  The increase in year-to-date tax-equivalent interest income was due primarily to an increase in the tax-equivalent yield on earning assets, coupled with an increase in the average balance of earning assets. Due to higher market rates, the tax-equivalent yield on earning assets increased 21 basis points to 4.11% for the six months ended June 30, 2019 from 3.90% for the same period of 2018 and resulted in additional tax-equivalent interest income of $1.1 million. Specifically, increases in loan yields accounted for the majority of the rate variance, as the tax-equivalent yield on loans increased 27 basis points to 4.58% from 4.31% comparing the six months ended June 30, 2019 and 2018, respectively. Additionally, an $11.6 million, or 1.0%, increase in average earning assets resulted in additional interest income of $285 thousand. Specifically, comparing the six months ended June 30, 2019 and 2018, the average balance of total loans increased $18.1 million, or 2.2%, while average interest-bearing deposits in other banks increased $8.7 million, or 271.4%, resulting in increases in tax-equivalent interest income of $391 thousand and $99 thousand respectively. Partially offsetting the growth in loans and interest-bearing deposits in other banks was a decrease in average securities of $15.3 million, or 5.0%, which caused a corresponding reduction in tax-equivalent interest income of $205 thousand.

Interest expense increased $1.6 million, or 45.3%, to $5.2 million for the six months ended June 30, 2019 from $3.6 million for the same six months of 2018. Similar to the second quarter, the year-to-date increase in interest expense was largely due to an increase in deposit costs, coupled with an increase in average interest-bearing deposits, partially offset by a decrease in the average balance of borrowed funds. The cost of interest-bearing deposits increased 45 basis points to 1.00% for the six months ended June 30, 2019 from 0.55% for the same period of 2018, resulting in an increase to interest expense of $1.8 million. Specifically, comparing the six months ended June 30, 2019 and 2018, the cost of interest-bearing demand deposits rose 35 basis points resulting in an increase in interest expense of $894 thousand,  while the cost for certificates of deposit increased 69 basis points, which caused a corresponding increase in interest expense of $857 thousand. With regard to deposit volumes, average interest-bearing deposits increased $79.2 million, or 9.9% to $877.5 million for the six months ended June 30, 2019 from $798.3 million for the same six months of 2018, resulting in an increase in interest expense due to volume of $427 thousand.  Partially offsetting the increase in average interest-bearing deposit volumes was a reduction in average borrowed funds of $77.9 million, or 58.5%, to $55.3 million for the first half of 2019 from $133.3 million for the same period of 2018. The reduction in utilization of borrowed funds resulted in a corresponding decrease in interest expense of $606 thousand comparing the six months ended June 30, 2019 and 2018.

Net interest income depends upon the relative amount of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them. The following tables present certain information about FNCB’s consolidated statements of financial condition and consolidated statements of income for the three and six-month periods ended June 30, 2019 and 2018, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are calculated by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include amortization of fees which are considered adjustments to yields.

	Three Months Ended
	June 30, 2019			June 30, 2018
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Assets
Earning assets (2)(3)
Loans-taxable (4)	$778,540	$9,084	4.67%	$784,427	$8,631	4.40%
Loans-tax free (4)	41,436	423	4.08%	49,855	506	4.06%
Total loans (1)(2)	819,976	9,507	4.64%	834,282	9,137	4.38%
Securities-taxable	274,552	1,927	2.81%	305,627	2,153	2.82%
Securities-tax free	4,624	48	4.15%	4,677	48	4.11%
Total securities (1)(5)	279,176	1,975	2.83%	310,304	2,201	2.84%
Interest-bearing deposits in other banks	14,420	79	2.19%	2,629	12	1.83%
Total earning assets	1,113,572	11,561	4.15%	1,147,215	11,350	3.96%
Non-earning assets	94,709			83,903
Allowance for loan and lease losses	(9,280)			(9,715)
Total assets	$1,199,001			$1,221,403

Liabilities and Shareholders' Equity
Interest-bearing liabilities
Interest-bearing demand deposits	$502,973	1,053	0.84%	$483,519	582	0.48%
Savings deposits	93,447	33	0.14%	100,939	34	0.13%
Time deposits	255,306	1,058	1.66%	205,775	518	1.01%
Total interest-bearing deposits	851,726	2,144	1.01%	790,233	1,134	0.57%
Borrowed funds and other interest-bearing liabilities	52,313	364	2.78%	163,547	863	2.11%
Total interest-bearing liabilities	904,039	2,508	1.11%	953,780	1,997	0.84%
Demand deposits	158,413			173,037
Other liabilities	11,698			8,444
Shareholders' equity	124,851			86,142
Total liabilities and shareholder's equity	$1,199,001			$1,221,403

Net interest income/interest rate spread (6)		9,053	3.04%		9,353	3.12%
Tax equivalent adjustment		(99)			(116)
Net interest income as reported		$8,954			$9,237

Net interest margin (7)			3.25%			3.26%

	Six Months Ended
	June 30, 2019			June 30, 2018
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Assets
Earning assets (2)(3)
Loans-taxable (4)	$781,434	$18,024	4.61%	$766,501	$16,565	4.32%
Loans-tax free (4)	50,279	1,014	4.03%	47,134	954	4.05%
Total loans (1)(2)	831,712	19,038	4.58%	813,635	17,519	4.31%
Securities-taxable	286,956	4,046	2.82%	303,342	4,262	2.81%
Securities-tax free	4,631	95	4.10%	3,507	73	4.19%
Total securities (1)(5)	291,586	4,141	2.84%	306,849	4,335	2.83%
Interest-bearing deposits in other banks	11,971	125	2.09%	3,224	35	2.17%
Total earning assets	1,135,270	23,304	4.11%	1,123,708	21,889	3.90%
Non-earning assets	93,136			84,557
Allowance for loan and lease losses	(9,477)			(9,411)
Total assets	$1,218,929			$1,198,854

Liabilities and Shareholders' Equity
Interest-bearing liabilities
Interest-bearing demand deposits	$515,280	2,084	0.81%	$489,845	1,134	0.46%
Savings deposits	92,651	65	0.14%	102,810	68	0.13%
Time deposits	269,561	2,233	1.66%	205,664	999	0.97%
Total interest-bearing deposits	877,491	4,382	1.00%	798,319	2,201	0.55%
Borrowed funds and other interest-bearing liabilities	55,341	789	2.85%	133,280	1,358	2.04%
Total interest-bearing liabilities	932,832	5,171	1.11%	931,599	3,559	0.76%
Demand deposits	156,777			171,254
Other liabilities	11,749			9,547
Shareholders' equity	117,571			86,454
Total liabilities and shareholder's equity	$1,218,929			$1,198,854

Net interest income/interest rate spread (6)		18,133	3.00%		18,330	3.14%
Tax equivalent adjustment		(233)			(215)
Net interest income as reported		$17,900			$18,115

Net interest margin (7)			3.19%			3.26%

(1)	Interest income is presented on a tax equivalent basis using a 21% rate.
(2)	Loans are stated net of unearned income.
(3)	Non-accrual loans are included in loans within earning assets
(4)	Loan fees included in interest income are not significant
(5)	The yields for securities that are classified as available for sale is based on the average historical amortized cost.
(6)	Interest rate spread represents the difference between the average yield on interest earning assets and the cost of interest bearing liabilities and is presented on a tax equivalent basis.
(7)	Net interest income as a percentage of total average interest earning assets.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2019 vs. 2018			2019 vs. 2018
	Increase (Decrease)			Increase (Decrease)
	Due to	Due to	Total	Due to	Due to	Total
(dollars in thousands)	Volume	Rate	Change	Volume	Rate	Change
Interest income:
Loans - taxable	$(64)	$517	$453	$328	$1,131	$1,459
Loans - tax free	(85)	2	(83)	63	(3)	60
Total loans	(149)	519	370	391	1,128	1,519
Securities - taxable	(220)	(6)	(226)	(229)	13	(216)
Securities - tax free	(1)	1	-	24	(2)	22
Total securities	(221)	(5)	(226)	(205)	11	(194)
Interest-bearing deposits in other banks	44	23	67	99	(9)	90
Total interest income	(326)	537	211	285	1,130	1,415

Interest expense:
Interest-bearing demand deposits	24	447	471	56	894	950
Savings deposits	(3)	2	(1)	(6)	3	(3)
Time deposits	147	393	540	377	857	1,234
Total interest-bearing deposits	168	842	1,010	427	1,754	2,181
Borrowed funds and other interest-bearing liabilities	(460)	(39)	(499)	(606)	37	(569)
Total interest expense	(292)	803	511	(179)	1,791	1,612
Net interest income	$(34)	$(266)	$(300)	$464	$(661)	$(197)

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

FNCB recorded a provision for loan and lease losses of $347 thousand for the three-month period ended June 30, 2019, a decrease of $533 thousand, or 60.6%, compared to a provision of $880 thousand for the three months ended June 30, 2018. The provision for loan losses amounted to $193 thousand for the six months ended June 30, 2019, a decrease of $1.4 million, or 87.9%, from $1.6 million for the same six months of 2018. The reduction in the provision for loan losses for the quarter and year-to-date periods primarily reflected a decrease in loan balances, coupled with a decrease in historical net charge-off rates.

Non-interest Income

Non-interest income increased $49 thousand, or 3.2%, to $1.6 million for the three months ended June 30, 2019 from  $1.5 million for the same three months of 2018. For the six months ended June 30, 2019, non-interest income increased $45 thousand, or 1.5%, to $3.1 million from $3.0 million for the same six-month period of 2018. An increase in net gains realized on the sale of available-for-sale debt securities, coupled with a net gain on equity securities, partially offset by reductions in net gains on the sale of SBA-guaranteed loans and deposit service charges were the predominant factors leading to the modest increase in non-interest income comparing the quarter and year-to-date periods ending June 30, 2019 and 2018. FNCB realized net gains on the sale of available-for-sale debt securities of $163 thousand and $323 thousand for the three months and six months ended June 30, 2019, respectively, compared to a net loss of $4 thousand for both respective periods of 2018. Additionally, FNCB realized net gains on equity securities of $14 thousand and $26 thousand for the three and six months ended June 30, 2019, respectively, compared to net losses of $7 thousand and $26 thousand for the respective periods of 2018. For the three and six months ended June 30, 2018, FNCB realized net gains on the sale of SBA-guaranteed loans of $71 thousand and $322 thousand. FNCB did not sell any SBA-guaranteed loans in the respective periods of 2019. Deposit service charges decreased $26 thousand, or 3.5%, comparing the second quarters of 2019 and 2018, and $43 thousand, or 3.0%, comparing the six months ended June 30, 2019 and 2018. FNCB implemented a tiered structure for NSF charges for consumer checking accounts during the first quarter of 2019, which was the primary factor causing the reduction in deposit service charges.

Non-interest Expense

Non-interest expense increased $156 thousand, or 2.2%, to $7.1 million for the three months ended June 30, 2019 from $7.0 million for the same three months of 2018. The change primarily reflected an increase of $339 thousand, or 9.7%, in salaries and employee benefits expense related to recent staff additions, coupled with an increase in data processing expenses of $142 thousand, or 22.0%, attributable to recent technology enhancements. Partially offsetting these increases were reductions in regulatory assessments, other losses and occupancy expense. For the three months ended June 30, 2019, regulatory assessments decreased $120 thousand, or 61.4% to $76 thousand in 2019 from $196 thousand for the same period of 2018. The decrease  reflected a reduction in the FDIC deposit insurance assessment rate due to FNCB's improved capital position. For the second quarter of 2018, FNCB recorded other losses of  $86 thousand related primarily to the abandonment of fixed assets as part of a branch consolidation and an ATM skimming event. Other losses recorded during the second quarter of 2019 were $1 thousand. Comparing the second quarters of 2019 and 2018, occupancy expense decreased $82 thousand, or 15.7%, due to reductions in depreciation on leasehold improvements, building maintenance and utility expenses.

For the six months ended June 30, 2019, non-interest expense increased $349 thousand, or 2.5%, to $14.5 million from $14.2 million for the same six months of 2018. Similar to the second quarter comparison, the increase for the year-to-date period was largely due to increases in salaries and employee benefits of $572 thousand, or 8.0%, and data processing expenses of $275 thousand, or 21.2%, partially offset by reductions in regulatory assessments of $153 thousand, or 38.5%, and occupancy expense of $135 thousand or 12.0%. Additionally, for the year-to-date period other operating expenses decreased $169 thousand, or 9.5%, comparing the six months ended June 30, 2019 and 2018. The decrease in other operating expense included a reduction in telecommunications expense related to network enhancements completed in 2018, coupled with a one-time application fee for FNCB's transition to the Nasdaq Capital Market for listing its shares of common stock paid in 2018.

Provision for Income Taxes

FNCB recorded income tax expense of $1.1 million for the six months ended June 30, 2019, an increase of $135 thousand, or 14.4%, compared to income tax expense of $934 thousand for the same period of 2018. The increase in income tax expense primarily reflected an increase in pre-tax net income of $888 thousand, or 16.6%, when comparing the six months ended June 30, 2019 and 2018.

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

Management performed an evaluation of FNCB’s deferred tax assets at June 30, 2019 taking into consideration both positive and negative evidence that existed as of that date. Based on this evaluation, management believes that FNCB’s future taxable income will be sufficient to utilize deferred tax assets. Accordingly, management concluded that no valuation allowance for deferred tax assets was required at June 30, 2019.

FINANCIAL CONDITION

Assets

Total assets decreased $38.9 million, or 3.1%, to $1.199 billion at June 30, 2019 from $1.238 billion at December 31, 2018. The change in total assets primarily reflected decreases in loans, available-for sale debt securities and cash and cash equivalents, partially offset by an increase in other assets. Loans, net of deferred costs and unearned income, decreased $24.7 million, or 2.9%, to $814.4 million at June 30, 2019 from $839.1 million at December 31, 2018, which primarily reflected the planned runoff of indirect automobile loan balances and the anticipated payoff of two large municipal loans, partially offset by growth in construction, land acquisition and development loans. Available-for-sale debt securities decreased  $10.2 million, or 3.4%, to $285.8 million at June 30, 2019 from $296.0 million at December 31, 2018.  Market opportunities allowed for the sale of securities to supplement cyclical deposit trends, minimize wholesale funding utilization and record additional non-interest income. Other assets increased $2.6 million, or 25.0%, to $12.7 million at June 30, 2019 from $10.1 million at December 31, 2018, which was largely due to the capitalization of the right of use assets associated with FNCB's operating leases upon the adoption of new accounting guidance for leases that became effective on January 1, 2019.  Total deposits decreased by $134.6 million, or 12.3%, to $961.1 million at June 30, 2019 from $1.096 billion at December 31, 2018. The deposit decrease was primarily attributable to cyclical net outflows of municipal deposits and a reduction in the utilization of wholesale brokered deposits. Conversely, borrowed funds increased $63.3 million, or 185.0%, to $97.5 million at June 30, 2019 as compared to $34.2 million at December 31, 2018.

Cash and Cash Equivalents

Cash and cash equivalents declined $6.6 million, or 18.0%, to $29.9 million at June 30, 2019 from $36.5 million at December 31, 2018. The reduction was due primarily to cyclical reductions in deposits, partially offset by an increase in borrowed funds and reduction in loan balances. FNCB paid dividends of $0.05 per share and $0.10 per share for the three months and six months ended June 30, 2019, respectively, an increase of 25.0% compared to dividends of $0.04 per share and $0.08 per share for the respective periods of 2018.

Securities

FNCB’s investment securities portfolio provides a source of liquidity needed to meet expected loan demand and interest income to increase profitability. Additionally, the investment securities portfolio is used to meet pledging requirements to secure public deposits and for other purposes. Debt securities are classified as either held-to-maturity or available-for-sale at the time of purchase based on management's intent. Held-to-maturity securities are carried at amortized cost, while available-for-sale securities are carried at fair value, with unrealized holding gains and losses reported as a component of shareholders’ equity in accumulated other comprehensive income (loss), net of tax. At June 30, 2019 and December 31, 2018, all debt securities were classified as available-for-sale. Equity securities with readily determinable fair values are carried at fair value, with gains and losses due to fluctuations in market value included in the consolidated statements of income. Securities with limited marketability and/or restrictions, such as FHLB of Pittsburgh stock, are carried at cost. Decisions to purchase or sell investment securities are based upon management’s current assessment of long- and short-term economic and financial conditions, including the interest rate environment and asset/liability management, liquidity and tax-planning strategies.

At June 30, 2019, the investment portfolio was comprised principally of fixed-rate and floating-rate securities issued by U.S. government or U.S. government-sponsored agencies, which include mortgage-backed securities and residential and commercial collateralized mortgage obligations (“CMOs”), fixed-rate taxable obligations of state and political subdivisions and corporate debt securities. Except for U.S. government and government-sponsored agencies, there were no securities of any individual issuer that exceeded 10.0% of shareholders’ equity at June 30, 2019.

The following table presents the carrying value of debt securities, all of which were classified as available-for-sale and carried at fair value at June 30, 2019 and December 31, 2018:

Composition of the Investment Portfolio

	June 30,	December 31,
(in thousands)	2019	2018
Available-for-sale debt securities
Obligations of state and political subdivisions	$117,245	$152,187
U.S. government/ government-sponsored agencies:
Collateralized mortgage obligations - residential	66,727	34,207
Collateralized mortgage obligations - commercial	57,865	73,640
Mortgage-backed securities	20,940	23,934
Private collateralized mortgage obligations	10,697	2,913
Corporate debt securities	6,121	4,936
Asset-backed securities	3,832	1,802
Negotiable certificates of deposit	2,428	2,413
Total available-for-sale debt securities	$285,855	$296,032

Management monitors the investment portfolio regularly and adjusts the investment strategy to reflect changes in liquidity needs, asset/liability strategy and tax planning requirements. FNCB currently has $30.0 million in net operating loss carryovers, which it uses to offset any taxable income. Because of this tax position, there is no benefit from holding tax-exempt obligations of state and political subdivisions. Accordingly, management actions during recent periods have reflected current tax planning initiatives focused on generating sustained taxable income to be able to reduce NOL carryovers.

FNCB's December 31, 2018 and March 31, 2019 ALCO model indicated that FNCB was liability sensitive for the first 18 to 24 months of the model. Market opportunities during the first half of 2019 allowed management to utilize FNCB's security portfolio to employ asset/liability strategies designed to shorten the liability sensitivity. During the six months ended June 30, 2019, FNCB sold 40 available-for-sale debt securities, including 32 taxable obligations of state and political subdivisions and one agency security and seven U.S. government- sponsored agency CMOs. The securities sold had an aggregate amortized cost of $60.9 million and a weighted average yield 2.58%.  Gross proceeds received totaled $61.3 million, with net gains of $323 thousand realized upon the sales, which was included in non-interest income for the six months ended June 30, 2019. For the six months ended June 30, 2019, FNCB purchased nine securities with an aggregate amortized cost of $44.5 million and a weighted-average yield of 3.02%. The purchases included six U.S. government agency CMOs, one private CMO, one asset-backed security and one corporate bond. In order to mitigate some of FNCB's liability sensitivity, five of the six U.S. government agency bonds purchased with an aggregate cost of $26.8 million were floating-rate securities issued by GNMA.

The following table presents the maturities of available-for-sale debt securities, based on carrying value at June 30, 2019 and the weighted average yields of such securities calculated on the basis of the amortized cost and effective yields weighted for the scheduled maturity of each security. The yields on tax-exempt obligations of state and political subdivisions are presented on a tax-equivalent basis using the federal corporate income tax rate of 21.0%. Because residential, commercial and private collateralized mortgage obligations, mortgage-backed securities and asset-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following summary.

Maturity Distribution of the Investment Portfolio

	June 30, 2019
(dollars in thousands)	Within One Year	>1 - 5 Years	6 - 10 Years	Over 10 Years	Collateralized Mortgage Obligations, Mortgage-Backed and Asset-Backed Securities	Total
Available-for-sale debt securities
Obligations of state and political subdivisions	$1,004	$50,575	$61,657	$4,009	$-	$117,245
Yield	2.30%	2.64%	2.88%	3.58%		2.79%
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	-	-	-	-	66,727	66,727
Yield					2.90%	2.90%
Collateralized mortgage obligations - commercial	-	-	-	-	57,865	57,865
Yield					2.47%	2.47%
Mortgage-backed securities	-	-	-	-	20,940	20,940
Yield					2.97%	2.97%
Private collateralized mortgage obligations	-	-	-	-	10,697	10,697
Yield					3.13%	3.13%
Corporate debt securities	-	-	6,121	-	-	6,121
Yield			6.46%			6.46%
Asset-backed securities	-	-	-	-	3,832	3,832
Yield					3.18%	3.18%
Negotiable certificates of deposit	1,734	694	-	-	-	2,428
Yield	2.08%	2.31%				2.14%
Total available-for-sale debt securities	$2,738	$51,269	$67,778	$4,009	$160,061	$285,855
Weighted average yield	2.16%	2.63%	3.20%	3.58%	2.78%	2.86%

OTTI Evaluation

There was no OTTI recognized during the six months ended June 30, 2019 or 2018. For additional information regarding management’s evaluation of securities for OTTI, see Note 3, “Securities” of the notes to consolidated financial statements included in Item 1 hereof.

The following table presents the investment in FNCB’s restricted securities, which have limited marketability and are carried at cost:

	June 30,	December 31,
(in thousands)	2019	2018
Stock in Federal Home Loan Bank of Pittsburgh	$4,608	$3,113
Stock in Atlantic Community Banker's Bank	10	10
Total restricted securities, at cost	$4,618	$3,123

Management noted no indicators of impairment for the Federal Home Loan Bank of Pittsburgh or Atlantic Community Banker’s Bank stock at June 30, 2019 and December 31, 2018.

FNCB owns a $1.7 million investment in the common stock of a privately-held bank holding company. The common stock was purchased during 2017 as part of a private placement pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, for offerings not involving any public offering. The common stock of such bank holding company is not currently traded on any established market and is not expected to be traded in the near future on any securities exchange or established over-the-counter market. FNCB has elected to account for this transaction as an investment in an equity security without a readily determinable fair value. An equity security without a readily determinable fair value shall be written down to its fair value if a qualitative assessment indicates that the investment is impaired, with a fair value less than its carrying value. The $1.7 million investment is included in other assets in the consolidated statements of financial condition at June 30, 2019 and December 31, 2018. As part of its qualitative assessment, management engaged an independent third party to provide a valuation of this investment as of June 30, 2019, which indicated that the investment was not impaired. Management determined that no adjustment for impairment was required at June 30, 2019.

Loans

FNCB's loan portfolio contracted during the first half of 2019, due largely to the planned runoff of indirect automobile loans and the anticipated payoffs of two large municipal loans, which more than entirely offset new loan originations. Total loans, gross decreased $23.9 million, or 2.9%, to $811.3 million at June 30, 2019 from $835.2 million at December 31, 2018. FNCB did experience moderate to strong growth in its construction, land acquisition and development, commercial real estate and commercial and industrial portfolios, which was overshadowed by reductions in the consumer, residential real estate and state and political subdivision portfolios.

Historically, commercial lending activities represent a significant portion of FNCB’s loan portfolio. Commercial lending includes commercial and industrial loans, commercial real estate loans and construction, land acquisition and development loans, and represented 56.1% and 52.0% of total loans at June 30, 2019 and December 31, 2018.

From a collateral standpoint, a majority of FNCB’s loan portfolio consists of loans secured by real estate. Real estate secured loans, which include commercial real estate, construction, land acquisition and development, residential real estate loans and home equity lines of credit (“HELOCs”), increased $7.2 million, or 1.5%, to $475.3 million at June 30, 2019 from $468.1 million at December 31, 2018. The increase was concentrated in commercial real estate loans. Real estate secured loans represented 56.2% and 56.0% of total loans at June 30, 2019 and December 31, 2018, respectively.

Construction, land acquisition and development loans increased $10.9 million, or 52.2%, to $31.7 million at June 30, 2019 from $20.8 million at December 31, 2018, while commercial and industrial loans grew $8.7 million, or 5.8%, to $159.7 million at June 30, 2019 from $151.0 million at December 31, 2018. Commercial and industrial loans consist primarily of equipment loans, working capital financing, revolving lines of credit and loans secured by cash and marketable securities. Additionally, loans secured by commercial real estate increased $1.0 million, or 0.4%, to $263.8 million at June 30, 2019 from $262.8 million at December 31, 2018. Commercial real estate loans include long-term commercial mortgage financing and are primarily secured by first or second lien mortgages.

Residential real estate loans totaled $161.6 million at June 30, 2019, a decrease of $3.2 million, or 2.0%, from $164.8 million at December 31, 2018. The components of residential real estate loans include fixed-rate and variable-rate, amortizing mortgage loans. HELOCs are not included in this category but are included in consumer loans. FNCB primarily underwrites fixed-rate residential mortgage loans for sale in the secondary market to reduce interest rate risk and provide funding for additional loans. Additionally, FNCB offers its proprietary “WOW” mortgage product, which is a non-saleable mortgage with maturity terms of 7.5 to 19.5 years that provides customers with an attractive fixed interest rate, low closing costs and a guaranteed 30-day close.

Consumer loans, which are primarily comprised of indirect automobile loans and HELOCs, decreased by $18.9 million, or 10.7%, to $157.9 million at June 30, 2019 from $176.8 million at December 31, 2018.The majority of this decrease was concentrated within the indirect auto loan portfolio, as FNCB did not aggressively compete for these loans during the first half of 2019. The balance of indirect automobile loans decreased $17.7 million, or 11.4%, to $137.4 million at June 30, 2019 from $155.1 million at December 31, 2018. Following the anticipated payoff of two large municipal loan relationships, loans to state and political subdivisions decreased $22.3 million, or 37.8%, to $36.7 million at June 30, 2019 from $59.0 million at December 31, 2018.

The following table presents loans receivable, net by major category at June 30, 2019 and December 31, 2018:

Loan Portfolio Detail

	June 30,	December 31,
(in thousands)	2019	2018
Residential real estate	$161,572	$164,833
Commercial real estate	263,781	262,778
Construction, land acquisition and development	31,686	20,813
Commercial and industrial	159,707	150,962
Consumer	157,878	176,784
State and political subdivisions	36,705	59,037
Total loans, gross	811,329	835,207
Unearned income	(61)	(70)
Net deferred loan costs	3,152	3,963
Allowance for loan and lease losses	(8,945)	(9,519)
Loans, net	$805,475	$829,581

Under industry regulations, a concentration is considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. Typically, industry guidelines require disclosure of concentrations of loans exceeding 10.0% of total loans outstanding. FNCB had no such concentrations at June 30, 2019 or December 31, 2018. In addition to industry guidelines, FNCB’s internal policy considers a concentration to exist in its loan portfolio if an aggregate loan balance outstanding to borrowers within a specific industry exceeds 25.0% of capital. However, management regularly reviews loans by all industry categories to determine if a potential concentration exists.

The following table presents industry concentrations within FNCB’s loan portfolio at June 30, 2019 and December 31, 2018:

Loan Concentrations

	June 30, 2019		December 31, 2018
(dollars in thousands)	Amount	% of Gross Loans	Amount	% of Gross Loans
Retail space/shopping centers	$39,923	4.92%	$48,021	5.75%
1-4 family residential investment properties	39,900	4.92%	38,756	4.64%
Physicians	26,142	3.22%	25,379	3.04%

Asset Quality

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at the amount of unpaid principal, net of unearned interest, deferred loan fees and costs, and reduced by the ALLL. The ALLL is established through a provision for loan and lease losses charged to earnings.

FNCB has established and consistently applies loan policies and procedures designed to foster sound underwriting and credit monitoring practices. Credit risk is managed through the efforts of loan officers, the Chief Credit Officer, the loan review function, and the Credit Risk Management, ALLL, Officers Loan and Directors Loan Committees, as well as through oversight of the Board of Directors. Management continually evaluates its credit risk management practices to ensure it is reacting to problems in the loan portfolio in a timely manner, although, as is the case with any financial institution, a certain degree of credit risk is dependent in part on local and general economic conditions that are beyond management’s control.

Under FNCB’s risk rating system, loans that are rated pass, special mention, substandard, doubtful, or loss are reviewed regularly as part of the risk management practices. The Credit Risk Management Committee, which consists of key members of management, from finance, legal, retail lending and credit administration, meet monthly or more often as necessary to review individual problem credits and workout strategies and provides monthly reports to the Board of Directors.

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

The following table presents information about non-performing assets and accruing TDRs at June 30, 2019 and December 31, 2018:

Non-performing Assets and Accruing TDRs

	June 30,	December 31,
(dollars in thousands)	2019	2018
Non-accrual loans	$5,302	$4,696
Loans past due 90 days or more and still accruing	-	-
Total non-performing loans	5,302	4,696
Other real estate owned	560	919
Other non-performing assets	1,900	1,900
Total non-performing assets	$7,762	$7,515

Accruing TDRs	$7,897	$8,457
Non-performing loans as a percentage of gross loans	0.65%	0.56%

Total non-performing assets increased $247 thousand, or 3.2%, to $7.8 million at June 30, 2019 from $7.5 million at December 31, 2018. The increase was attributable to an increase in non-accrual loans, partially offset by a decrease in OREO. The increase in non accrual loans resulted primarily from two commercial relationships that were placed on non-accrual status during the first quarter of 2019, which were partially offset by the charge off of one commercial and industrial loan in the second quarter of 2019. FNCB’s ratio of non-performing loans to total gross loans increased to 0.65% at June 30, 2019 from 0.56% at December 31, 2018. FNCB’s ratio of non-performing assets as a percentage of shareholders’ equity improved to 6.0% at June 30, 2019 from 8.7% at December 31, 2018, due to increases in FNCB's capital position following the capital raise completed in the first quarter of 2019 and net income generation. Management actively manages problem credits through workout efforts focused on developing strategies to resolve borrower difficulties through liquidation of collateral and other appropriate means. Additionally, management continues to monitor non-accrual loans, delinquency trends and economic conditions within FNCB’s market area on an on-going basis in order to proactively address any collection-related issues and mitigate any potential losses.

Other non-performing assets at June 30, 2019 and December 31, 2018 is comprised solely of a classified account receivable secured by an evergreen letter of credit in the amount of $1.9 million, received in 2011 as part of a settlement agreement for a large construction, land acquisition and development loan for a residential development project in the Pocono region of Monroe County, Pennsylvania. The agreement provides for payment to FNCB as real estate building lots are sold. The project was stalled due to a decline in real estate values in this area following the financial crisis of 2008. In 2016, management classified this receivable as substandard due to the length of holding time. Recently, economic development in this market area has improved. Management continues to monitor this project closely and has confirmed that the developer for this project has resumed construction activity, including the completion of substantial infrastructure for the development, and has increased marketing and sales initiatives related to the project. As of June 30, 2019, no single-unit lots have been sold.

There was one residential mortgage loan modified as a TDR during the three and six months ended June 30, 2019. The modification involved an extension of terms and the loan had a pre- and post-modification balance of $24 thousand. There were no loans modified as TDRs during the three and six months ended June 30, 2018. There was one consumer TDR that was modified within the previous 12 months in the amount of $103 thousand that defaulted (defined as past due 90 days or more) during the three and six months ended June 30, 2019. There were no TDRs modified within the previous 12 months that defaulted during the three and six months ended June 30, 2018. TDRs at June 30, 2019 and December 31, 2018 were $8.1 million and $9.2 million, respectively. Accruing and non-accruing TDRs were $7.9 million and $0.2 million, respectively at June 30, 2019 and $8.5 million and $0.7 million, respectively at December 31, 2018. FNCB was not committed to lend additional funds to any loan classified as a TDR at June 30, 2019.

The average balance of impaired loans was $12.9 million and $10.9 million for the six months ended June 30, 2019 and 2018, respectively. FNCB recognized $101 thousand and $205 thousand of interest income on impaired loans for the three and six months ended June 30, 2019, respectively and $101 thousand and $204 thousand for the respective periods of 2018.

The following table presents the changes in non-performing loans for the three and six months ended June 30, 2019 and 2018. Loan foreclosures represent recorded investment at time of foreclosure not including the effect of any guarantees. There was one residential mortgage loan foreclosed upon during the three and six months ended June 30, 2019. The loan was 100.0% sold to a third-party investor and had no recorded investment outstanding at time of foreclosure.

Changes in Non-Performing Loans

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Balance, beginning of period	$6,175	$2,403	$4,696	$2,578
Loans newly placed on non-accrual	816	2,680	3,094	3,064
Loans returned to performing status	(4)	(25)	(27)	(25)
Loan foreclosures	-	-	-	-
Loans charged-off	(1,120)	(1,305)	(1,567)	(1,694)
Loan payments received	(565)	(284)	(894)	(454)
Balance, end of period	$5,302	$3,469	$5,302	$3,469

The additional interest income that would have been earned on non-accrual and restructured loans had the loans been performing in accordance with their original terms for the three months and six months ended June 30, 2019 approximated $95 thousand and $177 thousand, respectively and $45 thousand and $85 thousand for the respective period of 2018.

The following table presents accruing loan delinquencies and non-accrual loans as a percentage of gross loans at June 30, 2019 and December 31, 2018:

Loan Delinquencies and Non-Accrual Loans

	June 30,	December 31,
	2019	2018
Accruing:
30-59 days	0.28%	0.32%
60-89 days	0.05%	0.05%
90+ days	0.00%	0.00%
Non-accrual	0.65%	0.56%
Total delinquencies	0.98%	0.93%

Total delinquencies as a percent of gross loans were 0.98% at June 30, 2019 compared to 0.93% at December 31, 2018.  The increase in total delinquent loans was primarily due to an increase in non-accrual loans of $0.6 million, partially offset by reductions in loans past due 30-89 days.

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

The ALLL equaled $8.9 million at June 30, 2019, a decrease of $0.6 million from $9.5 million at December 31, 2018. The decrease resulted from net loans charged-off of $0.8 million for the six months ended June 30, 2019, partially offset by a $0.2 million provision for loan and lease losses for the same time period.

The ALLL consists of both specific and general components. The component of the ALLL that is related to impaired loans that are individually evaluated for impairment, the guidance for which is provided by ASC 310 “Impairment of a Loan” (“ASC 310”), was $0.3 million, or 3.4%, of the total ALLL at June 30, 2019, compared to $0.7 million, or 6.9%, of the total ALLL at December 31, 2018. A general allocation of $8.6 million was calculated for loans analyzed collectively under ASC 450 “Contingencies” (“ASC 450”), which represented 96.6% of the total ALLL of $8.9 million. Comparatively, at December 31, 2018, the general allocation for loans collectively analyzed for impairment amounted to $8.9 million, or 93.1%, of the total ALLL. The ratio of the ALLL to total loans at June 30, 2019 and December 31, 2018 was 1.10% and 1.13%, respectively, based on loans, net of net deferred loan costs and unearned income of $814.4 million and $839.1 million, respectively.

The following table presents an allocation of the ALLL by major loan category and percent of loans in each category to total loans at June 30, 2019 and December 31, 2018:

Allocation of the ALLL

	June 30, 2019		December 31, 2018
		Percentage		Percentage
		of Loans		of Loans
		in Each		in Each
		Category		Category
	Allowance	to Total	Allowance	to Total
(dollars in thousands)	Amount	Loans	Amount	Loans
Residential real estate	$1,152	19.93%	$1,175	19.74%
Commercial real estate	3,429	32.51%	3,107	31.46%
Construction, land acquisition and development	178	3.90%	188	2.49%
Commercial and industrial	2,071	19.68%	2,552	18.07%
Consumer	1,839	19.46%	2,051	21.17%
State and political subdivision	211	4.52%	417	7.07%
Unallocated	65	0.00%	29	0.00%
Total	$8,945	100.00%	$9,519	100.00%

The following table presents an analysis of the ALLL by loan category for the three and six months ended June 30, 2019 and 2018:

Reconciliation of the ALLL

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(dollars in thousands)	2019	2018	2019	2018
Balance at beginning of period	$9,253	$9,562	$9,519	$9,034
Charge-offs:
Residential real estate	27	-	27	63
Commercial real estate	-	1,126	-	1,126
Construction, land acquisition and development	18	-	18	-
Commercial and industrial	621	4	760	81
Consumer	457	180	772	440
State and political subdivisions	-	-	-	-
Total charge-offs	1,123	1,310	1,577	1,710
Recoveries of charged-off loans:
Residential real estate	2	121	6	127
Commercial real estate	14	2	14	3
Construction, land acquisition and development	-	-	81	30
Commercial and industrial	123	75	207	147
Consumer	329	129	502	228
State and political subdivisions	-	-	-	-
Total recoveries	468	327	810	535
Net charge-offs	655	983	767	1,175
Provision for loan and lease losses	347	880	193	1,600
Balance at end of period	$8,945	$9,459	$8,945	$9,459

Net charge-offs as a percentage of average loans	0.08%	0.12%	0.09%	0.14%

Allowance for loan and lease losses as a percentage of gross loans outstanding at period end	1.10%	1.11%	1.10%	1.11%

Other Real Estate Owned

OREO consisted of four properties with an aggregate carrying value of $0.6 million at June 30, 2019 and six properties with an aggregate carrying value of $0.9 million at December 31, 2018. There was one property with a fair value less cost to sell of $52 thousand that was foreclosed upon during the six months ended June 30, 2019. The property foreclosed upon was the collateral supporting an investor-owned residential mortgage loan. The agreement with the investor requires FNCB to take title to the property upon foreclosure and FNCB is responsible for the property liquidation on behalf of the investor after foreclosure. There were three OREO properties, with an aggregate carrying value of $411 thousand, sold during the six months ended June 30, 2019. FNCB realized a net gain of $9 thousand upon the sales, which is including in non-interest income for the six months ended June 30, 2019. There were no properties foreclosed upon during the six months ended June 30, 2018. There were two OREO properties, with an aggregate carrying value of $439 thousand, that were sold during the six months ended June 30, 2018, which resulted in a net gain on the sales of $31 thousand.

The expenses related to maintaining OREO, not including adjustments to property values subsequent to foreclosure, and net of any income from operation of the properties, amounted to $14 thousand and $65 thousand for the three months and six months ended June 30, 2019, respectively, compared to $55 thousand and $83 thousand for the respective periods of 2018.

FNCB actively markets OREO properties for sale through a variety of channels including internal marketing and the use of outside brokers/realtors. The carrying value of OREO is generally calculated at an amount not greater than 90% of the most recent fair market appraised value unless specific conditions warrant an exception. A 10% factor is generally used to estimate costs to sell, which is based on typical cost factors, such as 6% broker commission, 1% transfer taxes, and 3% various other miscellaneous costs associated with the sales process. This fair value is updated on an annual basis or more frequently if new valuation information is available. Deterioration in the real estate market could result in additional losses on these properties. There were no valuation adjustments related to OREO properties for the six months ended June 30, 2019.  FNCB recorded a valuation adjustment of $17 thousand related to OREO properties for the six months ended June 30, 2018.

The following table presents the activity in OREO for the three and six months ended June 30, 2019 and 2018:

Activity in OREO

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Balance, beginning of period	$919	$579	$919	$1,023
Property foreclosures	52	-	52	-
Transfer from bank premises	-	220	-	220
Valuation adjustments	-	-	-	(17)
Carrying value of OREO sold	(411)	(12)	(411)	(439)
Balance, end of period	$560	$787	$560	$787

The following table presents a distribution of OREO at June 30, 2019 and December 31, 2018:

Distribution of OREO

	June 30,	December 31,
(in thousands)	2019	2018
Land / lots	$436	$436
Commercial real estate	72	438
Residential real estate	52	45
Total other real estate owned	$560	$919

Liabilities

Total liabilities were $1.069 billion at June 30, 2019, a decrease of $71.4 million, or 6.3%, from $1.141 billion at December 31, 2018. The decrease was primarily attributable to a decrease in total deposits, partially offset by an increase in borrowed funds. Total deposits decreased $134.6 million, or 12.3%, to $961.1 million at June 30, 2019 from $1.096 billion at December 31, 2018. Specifically, interest-bearing deposits decreased $135.8 million, or 14.5%, to $803.2 million at June 30, 2019 from $939.0 million at December 31, 2018, while non-interest-bearing demand deposits increased $1.2 million, or 0.8%, to $157.8 million at June 30, 2019 from $156.6 million at December 31, 2018. The decrease in total deposits primarily reflected cyclical net outflows of municipal deposits, coupled with a decrease in the utilization of brokered deposits as a wholesale source of funding. Conversely, borrowed funds increased $63.3 million, or 185.1%, to $97.5 million at June 30, 2019 from $34.2 million at December 31, 2018. Management regularly monitors wholesale funding sources taking into consideration the cost of funds, diversification between funding sources and asset/liability management strategies. FNCB utilizes brokered deposits, including one-way purchases through the Promontory Interfinancial Network, deposits acquired through a national listing service, as well as overnight and term advances through the FHLB of Pittsburgh as wholesale sources of funds to supplement its deposit gathering initiatives.

Equity

Total shareholders’ equity increased $32.5 million, or 33.4%, to $129.7 million at June 30, 2019 from $97.2 million at December 31, 2018. The improvement in capital resulted primarily from the completion of a public offering of FNCB's common stock in the first quarter of 2019, which resulted in a net increase to capital after offering expenses of $21.3 million. Also factoring into the capital improvement was net income for the six months ended June 30, 2019 of $5.2 million and a $7.9 million increase in accumulated other comprehensive income related to appreciation in the fair value of available-for-sale debt securities, net of deferred taxes. These improvements were partially offset by dividends declared and paid for the six months ended June 30, 2019 of $2.0 million. Book value per common share was $6.44 at June 30, 2019, an increase of $0.66, or 11.4%, compared to $5.78 at December 31, 2018.

FNCB's total regulatory capital increased $23.2 million to $140.4 million at June 30, 2019 from $117.2 million at December 31, 2018. FNCB's total risk-based capital and Tier 1 leverage ratios improved to 15.71% and 11.02%, respectively at June 30, 2019 from 12.69% and 8.50%, respectively, at December 31, 2018. FNCB's and the Bank's risk-based capital ratios exceeded the minimum regulatory capital ratios required for well capitalized under prompt corrective action regulations. Based on the most recent notification from its primary regulator, the Bank was considered well capitalized at June 30, 2019 and December 31, 2018. There are not conditions or events since that notification that management believes would have changed this capital designation.

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

The statements of cash flows present the change in cash and cash equivalents from operating, investing and financing activities. Cash and due from banks and interest-bearing deposits in other banks, which comprise cash and cash equivalents, are FNCB’s most liquid assets. At June 30, 2019, cash and cash equivalents totaled $29.9 million, a decrease of $6.6 million compared to $36.5 million at December 31, 2018, as net cash provided by operating and investing activities for the six months ended June 30, 2019 was more than entirely offset by cash used in financing activities during that same time frame. Operating activities for the six months ended June 30, 2019 provided net cash of $5.5 million.  FNCB's investing activities provided a net cash inflow of $39.8 million for the six months ended June 30, 2019, which resulted primarily from a net decrease in loans to customers of $23.1 million, coupled with net proceeds received from transactions related to available-for-sale debt securities of $20.0 million. Financing activities used $52.0 million in net cash for the six months ended June 30, 2019, which resulted primarily from a decrease in deposits of $134.6 million, partially offset by net proceeds from the issuance of common shares of $21.3 million and net proceeds from FHLB term and overnight advances of $68.3 million.

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

While ALCO regularly performs a wide variety of simulations under various strategic balance sheet and treasury yield curve scenarios, the following results reflect FNCB’s sensitivity over the subsequent twelve months based on the following assumptions:

●	asset and liability levels using June 30, 2019 as a starting point;
●	cash flows are based on contractual maturity and amortization schedules with applicable prepayments derived from internal historical data and external sources; and
●	cash flows are reinvested into similar instruments so as to keep interest-earning asset and interest-bearing liability levels constant.

The following table illustrates the simulated impact of parallel and instantaneous interest rate shocks of +400 basis points, +200 basis points, and -200 basis points on net interest income and the change in economic value over a one-year time horizon from the June 30, 2019 levels:

	Rates +200		Rates +400		Rates -200
	Simulation Results	Policy Limit	Simulation Results	Policy Limit	Simulation Results	Policy Limit
Earnings at risk:
Percent change in net interest income	(5.0)%	(12.5)%	(10.5)%	(20.0)%	(3.7)%	(12.5)%

Economic value at risk:
Percent change in economic value of equity	0.6%	(20.0)%	(2.0)%	(35.0)%	(24.4)%	(20.0)%

Model results at June 30, 2019 indicated that FNCB was liability rate sensitive over a one-year time horizon moving to an asset sensitive position in approximately months 15 though 18, and then continuing in an asset-sensitive position for the remaining periods of the model. The shift from liability sensitivity to asset sensitivity shortened by approximately three months from 18-24 months exhibited in the model results at March 31, 2019. During the second quarter of 2019, management took actions designed to shorten FNCB's liability sensitive position including reinvesting $26.2 million in proceeds from the sale of fixed-rate investments into floating-rate investments and converting $38.7 million in overnight FHLB advances into term borrowings with maturities of 9 and 24 months. Under the model, FNCB’s net interest income is expected to decrease 5.0% under a +200-basis point interest rate shock. Additionally, model results indicated that FNCB's economic value of equity is expected to decrease 0.6% under a parallel shift in interest rates of +200 basis points. Under a -200-basis point interest rate shock, model results indicated that FNCB's net interest income and economic value of equity would decrease 3.7% and 24.4%, respectively. Management does not believe that the modeled decrease in the economic value of equity of 24.4%, which is outside current policy limits, poses any undue interest rate risk at June 30, 2019. Comparatively, model results at March 31, 2019 indicated net interest income and economic value of equity were expected to decrease 7.4% and 2.5%, respectively, given a +200-basis point rate shock and would decrease 2.4% and 16.5%, respectively, given a -200-basis point rate shock.

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

As previously mentioned, as part of its ongoing monitoring, ALCO requires quarterly back testing of modeling results, which involves after-the-fact comparisons of projections with FNCB’s actual performance to measure the validity of assumptions used in the modeling techniques. As part of its quarterly review, management compared tax-equivalent net interest income recorded for the three months ended June 30, 2019 with tax-equivalent net interest income that was projected for the same three-month period. The variance between actual and projected tax-equivalent net interest income for the three-month period ended June 30, 2019 was $9 thousand, or 0.1%. ALCO performs a detailed rate/volume analysis between actual and projected results in order to continue to improve the accuracy of its simulation models.

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

For the three and six months ended June 30, 2019, FNCB did not engage in any off-balance sheet transactions that would have or would be reasonably likely to have a material effect on its consolidated financial condition.

Item 3 — Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in FNCB’s exposure to market risk during the six months ended June 30, 2019.  For discussion of FNCB’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in FNCB’s Form 10-K for the year ended December 31, 2018.

Item 4 — Controls and Procedures

FNCB’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of FNCB’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, FNCB’s Chief Executive Officer and Chief Financial Officer concluded FNCB’s disclosure controls and procedures were effective as of June 30, 2019.

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

The following exhibits are filed or furnished herewith or incorporated by reference.

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

Registrant:  FNCB BANCORP, INC.

Date: August 5, 2019	By:	/s/ Gerard A. Champi
Gerard A. Champi
President and Chief Executive Officer

Date: August 5, 2019	By:	/s/ James M. Bone, Jr.
James M. Bone, Jr., CPA
Executive Vice President and Chief Financial Officer
Principal Financial Officer

Date: August 5, 2019	By:	/s/ Stephanie A. Westington
Stephanie A. Westington, CPA
Senior Vice President and Controller
Principal Accounting Officer