Form 10-Q
period 2019-09-30
FNCB Bancorp, Inc.
filed 2019-11-05
CIK 1035976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 20,170,532 shares as of November 5, 2019

Part I - Financial Information

Item 1 - Financial Statements

FNCB BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(unaudited)

	September 30,	December 31,
(in thousands, except share data)	2019	2018
Assets
Cash and cash equivalents:
Cash and due from banks	$30,900	$26,673
Interest-bearing deposits in other banks	6,611	9,808
Total cash and cash equivalents	37,511	36,481
Available-for-sale debt securities, at fair value	254,666	296,032
Equity securities, at fair value	922	891
Restricted stock, at cost	4,194	3,123
Loans held for sale	1,140	820
Loans, net of allowance for loan and lease losses of $9,315 and $9,519	827,562	829,581
Bank premises and equipment, net	17,274	14,425
Accrued interest receivable	3,038	3,614
Bank-owned life insurance	31,104	31,015
Other real estate owned	412	919
Net deferred tax assets	6,691	10,693
Other assets	12,676	10,138
Total assets	$1,197,190	$1,237,732

Liabilities
Deposits:
Demand (non-interest-bearing)	$179,025	$156,600
Interest-bearing	785,035	939,029
Total deposits	964,060	1,095,629
Borrowed funds:
Federal Home Loan Bank of Pittsburgh advances	79,458	18,930
Subordinated debentures	-	5,000
Junior subordinated debentures	10,310	10,310
Total borrowed funds	89,768	34,240
Accrued interest payable	401	338
Other liabilities	10,394	10,306
Total liabilities	$1,064,623	$1,140,513

Shareholders' equity
Preferred shares ($1.25 par)
Authorized: 20,000,000 shares at September 30, 2019 and December 31, 2018
Issued and outstanding: 0 shares at September 30, 2019 and December 31, 2018	-	-
Common shares ($1.25 par)
Authorized: 50,000,000 shares at September 30, 2019 and December 31, 2018
Issued and outstanding: 20,169,492 shares at September 30, 2019 and 16,821,371 shares at December 31, 2018	25,211	21,026
Additional paid-in capital	81,058	63,547
Retained earnings	21,733	17,186
Accumulated other comprehensive income (loss)	4,565	(4,540)
Total shareholders' equity	132,567	97,219
Total liabilities and shareholders’ equity	$1,197,190	$1,237,732

The accompanying notes to consolidated financial statements are an integral part of these statements.

FNCB BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share data)	2019	2018	2019	2018
Interest income
Interest and fees on loans	$9,488	$9,501	$28,313	$26,820
Interest and dividends on securities:
U.S. government agencies	924	899	2,723	2,675
State and political subdivisions, tax free	37	37	112	95
State and political subdivisions, taxable	713	1,028	2,545	3,079
Other securities	314	211	729	646
Total interest and dividends on securities	1,988	2,175	6,109	6,495
Interest on interest-bearing deposits in other banks	30	17	155	52
Total interest income	11,506	11,693	34,577	33,367
Interest expense
Interest on deposits	1,901	1,559	6,283	3,760
Interest on borrowed funds:
Interest on Federal Home Loan Bank of Pittsburgh advances	448	715	988	1,774
Interest on subordinated debentures	-	58	24	171
Interest on junior subordinated debentures	106	106	331	292
Total interest on borrowed funds	554	879	1,343	2,237
Total interest expense	2,455	2,438	7,626	5,997
Net interest income before provision for loan and lease losses	9,051	9,255	26,951	27,370
Provision for loan and lease losses	637	1,149	830	2,749
Net interest income after provision for loan and lease losses	8,414	8,106	26,121	24,621
Non-interest income
Deposit service charges	797	711	2,203	2,160
Net gain (loss) on the sale of available-for-sale debt securities	379	-	702	(4)
Net gain (loss) on equity securities	5	(8)	31	(34)
Net gain on the sale of mortgage loans held for sale	69	71	198	171
Net gain on the sale of SBA guaranteed loans	-	-	-	322
Net gain on the sale of other real estate owned	11	-	20	31
Loan-related fees	80	85	231	245
Income from bank-owned life insurance	134	141	394	413
Merchant services revenue	142	135	391	365
Other	214	185	754	699
Total non-interest income	1,831	1,320	4,924	4,368
Non-interest expense
Salaries and employee benefits	3,911	3,581	11,634	10,732
Occupancy expense	460	500	1,454	1,629
Equipment expense	332	299	968	936
Advertising expense	228	193	579	519
Data processing expense	742	745	2,312	2,040
Regulatory assessments	21	251	265	648
Bank shares tax	205	278	760	767
Expense of other real estate owned	62	91	127	191
Professional fees	189	241	724	733
Insurance expense	128	130	374	398
Directors fees	236	85	405	256
Other losses	16	28	26	155
Other operating expenses	799	766	2,248	2,382
Total non-interest expense	7,329	7,188	21,876	21,386
Income before income tax expense	2,916	2,238	9,169	7,603
Income tax expense	513	388	1,582	1,322
Net income	$2,403	$1,850	$7,587	$6,281

Earnings per share
Basic	$0.12	$0.11	$0.39	$0.37
Diluted	$0.12	$0.11	$0.39	$0.37

Cash dividends declared per common share	$0.05	$0.04	$0.15	$0.12
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	20,168,529	16,818,625	19,678,031	16,791,815
Diluted	20,172,282	16,838,547	19,683,522	16,813,948

The accompanying notes to consolidated financial statements are an integral part of these statements.

FNCB BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Net income	$2,403	$1,850	$7,587	$6,281
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale debt securities	1,964	(2,302)	12,227	(9,118)
Taxes	(412)	483	(2,567)	1,914
Net of tax amount	1,552	(1,819)	9,660	(7,204)

Reclassification adjustment for (gains) losses included in net income	(379)	-	(702)	4
Taxes	79	-	147	(1)
Net of tax amount	(300)	-	(555)	3

Total other comprehensive income (loss)	1,252	(1,819)	9,105	(7,201)

Comprehensive income (loss)	$3,655	$31	$16,692	$(920)

The accompanying notes to consolidated financial statements are an integral part of these statements.

FNCB BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2019 and 2018
(unaudited)

(in thousands, except per share data)	Number of Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders' Equity
Balances, December 31, 2017	16,757,963	$20,947	$63,210	$6,779	$(1,745)	$89,191
Net income for the period	-	-	-	2,019	-	2,019
Cash dividends paid, $0.04 per share	-	-	-	(671)	-	(671)
Reclassification of unrealized loss on equity securities, net of tax	-	-	-	(65)	65	-
Restricted stock awards	-	-	72	-	-	72
Common shares issued through dividend reinvestment / optional cash purchase plan	8,637	11	53	(5)	-	59
Other comprehensive loss, net of tax of $1,044	-	-	-	-	(3,932)	(3,932)
Balances, March 31, 2018	16,766,600	20,958	63,335	8,057	(5,612)	86,738
Net income for the period	-	-	-	2,412	-	2,412
Cash dividends paid, $0.04 per share	-	-	-	(672)	-	(672)
Reclassification of unrealized loss on equity securities, net of tax	-	-	-	-	-	-
Restricted stock awards	-	-	65	-	-	65
Common shares issued under long-term incentive compensation plan	46,358	58	(58)	-	-	-
Common shares issued through dividend reinvestment / optional cash purchase plan	4,139	5	32	(5)	-	32
Other comprehensive loss, net of tax of $386	-	-	-	-	(1,450)	(1,450)
Balances, June 30, 2018	16,817,097	21,021	63,374	9,792	(7,062)	87,125
Net income for the period	-	-	-	1,850	-	1,850
Cash dividends paid, $0.04 per share	-	-	-	(673)	-	(673)
Reclassification of unrealized loss on equity securities, net of tax	-	-	-	-	-	-
Restricted stock awards	-	-	78	-	-	78
Common shares issued under long-term incentive compensation plan	-	-	-	-	-	-
Common shares issued through dividend reinvestment / optional cash purchase plan	2,374	3	17	(4)	-	16
Other comprehensive loss, net of tax of $483	-	-	-	-	(1,819)	(1,819)
Balances, September 30, 2018	16,819,471	$21,024	$63,469	$10,965	$(8,881)	$86,577

Balances, December 31, 2018	16,821,371	$21,026	$63,547	$17,186	$(4,540)	$97,219
Net income for the period	-	-	-	2,635	-	2,635
Cash dividends paid, $0.05 per share	-	-	-	(1,006)	-	(1,006)
Common shares issued for capital raise, net	3,285,550	4,107	17,201	-	-	21,308
Restricted stock awards	-	-	67	-	-	67
Common shares issued through dividend reinvestment / optional cash purchase plan	1,639	2	12	(6)	-	8
Other comprehensive income, net of tax of $944	-	-	-	-	3,551	3,551
Balances, March 31, 2019	20,108,560	25,135	80,827	18,809	(989)	123,782
Net income for the period	-	-	-	2,549	-	2,549
Cash dividends paid, $0.05 per share	-	-	-	(1,007)	-	(1,007)
Common shares issued for capital raise, net	-	-	-	-	-	-
Restricted stock awards	-	-	73	-	-	73
Common shares issued under long-term incentive compensation plan	37,558	47	(47)	-	-	-
Common shares issued through dividend reinvestment / optional cash purchase plan	1,899	2	11	(6)	-	7
Other comprehensive income, net of tax of $1,143	-	-	-	-	4,302	4,302
Balances, June 30, 2019	20,148,017	25,184	80,864	20,345	3,313	129,706
Net income for the period	-	-	-	2,403	-	2,403
Cash dividends paid, $0.05 per share	-	-	-	(1,008)	-	(1,008)
Common shares issued for capital raise, net	-	-	-	-	-	-
Restricted stock awards	-	-	56	-	-	56
Common shares issued under long-term incentive compensation plan	19,560	24	126	-	-	150
Common shares issued through dividend reinvestment / optional cash purchase plan	1,915	3	12	(7)	-	8
Other comprehensive income, net of tax of $333	-	-	-	-	1,252	1,252
Balances, September 30, 2019	20,169,492	$25,211	$81,058	$21,733	$4,565	$132,567

The accompanying notes to consolidated financial statements are an integral part of these statements.

FNCB BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
(in thousands)	2019	2018
Cash flows from operating activities:
Net income	$7,587	$6,281
Adjustments to reconcile net income to net cash provided by operating activities:
Investment securities amortization, net	613	607
Equity in trust	(10)	(9)
Depreciation and amortization	2,294	2,126
Valuation adjustment for loan servicing rights	6	-
Stock-based compensation expense	346	215
Provision for loan and lease losses	830	2,749
Valuation adjustment for off-balance sheet commitments	245	(111)
Net (gain) loss on the sale of available-for-sale debt securities	(702)	4
Net (gain) loss on equity securities	(31)	34
Net gain on the sale of mortgage loans held for sale	(198)	(171)
Net gain on the sale of SBA guaranteed loans	-	(322)
Net gain on the sale of other real estate owned	(20)	(31)
Valuation adjustment of other real estate owned	14	89
Loss on disposition of bank premises and equipment	4	44
Gain on bank-owned life insurance settlement	(114)	-
Income from bank-owned life insurance	(394)	(413)
Proceeds from the sale of mortgage loans held for sale	7,271	7,904
Funds used to originate mortgage loans held for sale	(7,393)	(7,576)
Decrease in net deferred tax assets	1,582	1,316
Decrease (increase) in accrued interest receivable	576	(827)
(Increase) decrease in prepaid expenses and other assets	(2,506)	1,311
Increase in accrued interest payable	63	77
Decrease in director indemnification liability	-	(2,553)
Decrease in accrued expenses and other liabilities	(491)	(177)
Total adjustments	1,985	4,286
Net cash provided by operating activities	9,572	10,567

Cash flows from investing activities:
Maturities, calls and principal payments of available-for-sale debt securities	6,454	4,675
Proceeds from the sale of available-for-sale debt securities	102,345	4,559
Purchases of available-for-sale debt securities	(55,819)	(18,280)
Purchase of the stock in Federal Home Loan Bank of Pittsburgh	(1,071)	(570)
Net increase in loans to customers	(29)	(102,370)
Proceeds from the sale of SBA guaranteed loans	-	6,032
Proceeds from the sale of other real estate owned	769	470
Proceeds received from bank-owned life insurance	419	-
Purchases of bank premises and equipment	(3,879)	(4,818)
Net cash provided by (used in) investing activities	49,189	(110,302)

Cash flows from financing activities:
Net (decrease) increase in deposits	(131,569)	92,673
Net proceeds from Federal Home Loan Bank of Pittsburgh advances - overnight	8,300	-
Proceeds from Federal Home Loan Bank of Pittsburgh advances - term	62,713	73,929
Repayment of Federal Home Loan Bank of Pittsburgh advances - term	(10,485)	(72,407)
Principal reduction on subordinated debentures	(5,000)	-
Proceeds from issuance of common shares, net of discount	21,331	107
Cash dividends paid	(3,021)	(2,016)
Net cash (used in) provided by financing activities	(57,731)	92,286
Net increase (decrease) in cash and cash equivalents	1,030	(7,449)
Cash and cash equivalents at beginning of period	36,481	37,746
Cash and cash equivalents at end of period	$37,511	$30,297

Supplemental cash flow information
Cash paid during the period for:
Interest	$7,563	$5,920
Income taxes	-	23
Other transactions:
Lease liabilities arising from obtaining right-of-use assets	78	-
Bank premises and equipment transferred to other real estate owned	-	220
Investor loans transferred to other real estate	256	-

The accompanying notes to consolidated financial statements are an integral part of these statements.

FNCB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1.   Basis of Presentation

The consolidated financial statements of FNCB are comprised of the accounts of FNCB Bancorp, Inc., and its wholly owned subsidiary, FNCB Bank (the “Bank”), as well as the Bank’s wholly owned subsidiaries (collectively, “FNCB”). The accounting and reporting policies of FNCB conform to accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all the information and accompanying notes required by GAAP for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included in the consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation. Prior period amounts have been reclassified when necessary to conform to the current period’s presentation. Such reclassifications did not have an impact on the operating results or financial position of FNCB. The operating results and financial position of FNCB for the three and nine months ended September 30, 2019, may not be indicative of future results of operations and financial position.

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

Note 2.   New Authoritative Accounting Guidance

Accounting Guidance to be Adopted in Future Periods

Accounting Standards Update ("ASU") 2016-13, Financial Instruments – Credit Losses (Topic 326): “Measurement of Credit Losses on Financial Instruments,” replaces the current loss impairment methodology under GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to form credit loss estimates in an effort to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit. Specifically, the amendments in this ASU will require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The amendments in this update affect entities holding financial assets and net investment in leases that are not accounted for at fair value through net income, including such financial assets as loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. On June 17, 2016, the four federal financial institution regulatory agencies (the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the National Credit Union Administration and the Office of the Comptroller of the Currency) issued a joint statement to provide information about ASU 2016-13 and the initial supervisory views regarding the implementation of the new standard. The joint statement applies to all banks, savings associations, credit unions and financial institution holding companies, regardless of asset size. The statement details the key elements of, and the steps necessary for, the successful transition to the new accounting standard. In addition, the statement notifies financial institutions that because the appropriate allowance levels are institution-specific amounts, the agencies will not establish benchmark targets or ranges for the change in institutions’ allowance levels upon adoption of the ASU, or for allowance levels going forward. Due to the importance of ASU 2016-13, the agencies encourage financial institutions to begin planning and preparing for the transition and state that senior management, under the oversight of the board of directors, should work closely with staff in their accounting, lending, credit risk management, internal audit, and information technology functions during the transition period leading up to, and well after, adoption. ASU 2016-13 was originally effective for public business entities that are registered with the U.S. Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934, as amended, including smaller reporting companies, for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. All entities may adopt the amendments in this ASU earlier as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. On October 16, 2019, the Financial Accounting Standards Board ("FASB") approved its August 2019 proposal to extend the effective date for implementation for smaller reporting companies, private companies and not-for-profits to fiscal years, and interim periods within those years, beginning after December 15, 2022. The FASB expects to issue a final ASU containing this decision in November 2019. Accordingly, FNCB will adopt this guidance on January 1, 2023. FNCB has created a Current Expected Credit Loss (“CECL”) task group comprised of members of its finance, credit administration, lending, internal audit, loan operations and information systems units. The CECL task group understands the provisions of ASU 2016-13 and is currently in the process of implementing the new guidance, which includes, but is not limited to: (1) identifying segments and sub-segments within the loan portfolio that have similar risk characteristics; (2) determining the appropriate methodology for each segment; (3) implementing changes that are necessary to its core operating system and interfaces to be able to capture appropriate data requirements; and (4) evaluating  qualitative factors and economic data to develop appropriate forecasts for integration into the model.  FNCB is currently evaluating the effect this guidance may have on its operating results and/or financial position, including assessing any potential impact on its capital.

Refer to Note 2 to FNCB’s consolidated financial statements included in the 2018 Annual Report on Form 10-K for a discussion of additional accounting guidance applicable to FNCB that will be adopted in future periods.

Note 3. Securities

Debt Securities

The following tables present the amortized cost, gross unrealized gains and losses, and the fair value of FNCB’s available-for-sale debt securities at September 30, 2019 and December 31, 2018:

	September 30, 2019
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(in thousands)	Cost	Gains	Losses	Value
Available-for-sale debt securities:
Obligations of state and political subdivisions	$98,358	$3,332	$7	$101,683
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	66,087	873	120	66,840
Collateralized mortgage obligations - commercial	42,812	1,025	15	43,822
Mortgage-backed securities	18,230	515	-	18,745
Private collateralized mortgage obligations	9,993	70	-	10,063
Corporate debt securities	6,000	104	3	6,101
Asset-backed securities	5,227	3	1	5,229
Negotiable certificates of deposit	2,181	2	-	2,183
Total available-for-sale debt securities	$248,888	$5,924	$146	$254,666

	December 31, 2018
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(in thousands)	Cost	Gains	Losses	Value
Available-for-sale debt securities:
Obligations of state and political subdivisions	$154,268	$214	$2,295	$152,187
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	35,147	6	946	34,207
Collateralized mortgage obligations - commercial	76,038	-	2,398	73,640
Mortgage-backed securities	24,165	47	278	23,934
Private collateralized mortgage obligations	2,908	7	2	2,913
Corporate debt securities	5,000	14	78	4,936
Asset-backed securities	1,825	-	23	1,802
Negotiable certificates of deposit	2,428	-	15	2,413
Total available-for-sale debt securities	$301,779	$288	$6,035	$296,032

Except for securities of U.S. government and government-sponsored agencies, there were no securities of any individual issuer that exceeded 10.0% of shareholders’ equity at September 30, 2019.

At September 30, 2019 and December 31, 2018, securities with a carrying amount of $233.3 million and $286.4 million, respectively, were pledged as collateral to secure public deposits and for other purposes.

The following table presents the maturity information of FNCB’s available-for-sale debt securities at September 30, 2019.  Expected maturities will differ from contractual maturity because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Because collateralized mortgage obligations, mortgage-backed securities and asset-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary.

	September 30, 2019
	Amortized	Fair
(in thousands)	Cost	Value
Amounts maturing in:
One year or less	$3,182	$3,187
After one year through five years	40,529	41,666
After five years through ten years	58,826	61,041
After ten years	4,002	4,073
Collateralized mortgage obligations	118,892	120,725
Mortgage-backed securities	18,230	18,745
Asset-backed securities	5,227	5,229
Total	$248,888	$254,666

Gross proceeds from the sale of available-for-sale debt securities were $40.9 million and $102.3 million for the three and nine months ended September 30, 2019, respectively. For the three months ended September 30, 2019 gross gains and losses realized upon the sales were $383 thousand and $4 thousand, respectively. Gross gains and losses realized upon the sales for the nine months ended September 30, 2019 totaled $732 thousand and $30 thousand, respectively. There  were no sales of available-for-sale debt securities for the three months ended September 30, 2018.  Gross proceeds from the sale of available-for-sale debt securities were $4.6 million for the nine months ended September 30, 2018, with gross losses of $4 thousand realized upon the sales. There were no gross gains realized upon the sales for the nine months ended September 30, 2018.

The following tables present the number, fair value and gross unrealized losses of available-for-sale debt securities with unrealized losses at September 30, 2019 and December 31, 2018, aggregated by investment category and length of time the securities have been in an unrealized loss position.

	September 30, 2019
	Less than 12 Months			12 Months or Greater			Total
	Number		Gross	Number		Gross	Number		Gross
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
(dollars in thousands)	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Obligations of state and political subdivisions	2	$2,590	$7	-	$-	$-	2	$2,590	$7
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	5	25,193	120	-	-	-	5	25,193	120
Collateralized mortgage obligations - commercial	1	2,498	15	-	-	-	1	2,498	15
Mortgage-backed securities	-	-	-	-	-	-	-	-	-
Private collateralized mortgage obligations	-	-	-	-	-	-	-	-	-
Corporate debt securities	1	1,997	3	-	-	-	1	1,997	3
Asset-backed securities	-	-	-	1	894	1	1	894	1
Negotiable certificates of deposit	-	-	-	-	-	-	-	-	-
Total available-for-sale debt securities	9	$32,278	$145	1	$894	$1	10	$33,172	$146

	December 31, 2018
	Less than 12 Months			12 Months or Greater			Total
	Number		Gross	Number		Gross	Number		Gross
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
(dollars in thousands)	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Obligations of state and political subdivisions	3	$7,154	$205	109	$112,563	$2,090	112	$119,717	$2,295
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	-	-	-	14	31,414	946	14	31,414	946
Collateralized mortgage obligations - commercial	-	-	-	25	73,640	2,398	25	73,640	2,398
Mortgage-backed securities	1	52	-	6	10,294	278	7	10,346	278
Private collateralized mortgage obligations	1	950	2	-	-	-	1	950	2
Corporate debt securities	2	2,922	78	-	-	-	2	2,922	78
Asset-backed securities	1	369	2	1	1,433	21	2	1,802	23
Negotiable certificates of deposit	3	740	3	7	1,673	12	10	2,413	15
Total available-for-sale debt securities	11	$12,187	$290	162	$231,017	$5,745	173	$243,204	$6,035

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

There were 10 securities in an unrealized loss position at September 30, 2019, including six securities issued by a U.S. government or government-sponsored agency, two obligations of state and political subdivisions, one asset-backed security and one corporate debt security. Management performed a review of all securities in an unrealized loss position as of September 30, 2019 and determined that changes in the fair values of the securities were consistent with movements in market interest rates. In addition, as part of its review, management noted that there was no material change in the credit quality of any of the issuers or any other event or circumstance that may cause a significant adverse effect on the fair value of these securities. Moreover, to date, FNCB has received all scheduled principal and interest payments and expects to fully collect all future contractual principal and interest payments on all securities in an unrealized loss position at September 30, 2019. FNCB does not intend to sell the securities, nor is it more likely than not that it will be required to sell the securities, prior to recovery of their amortized cost. Based on the results of its review and considering the attributes of these debt securities, management concluded that the individual unrealized losses were temporary and OTTI did not exist at September 30, 2019.

Equity Securities

FNCB’s investment in equity securities consists entirely of a mutual fund investment comprised of one- to four-family residential mortgage-backed securities collateralized by properties within FNCB’s geographical market. At September 30, 2019, this mutual fund had an amortized cost of $1 million and an unrealized loss of $78 thousand, resulting in a fair value of $922 thousand. In accordance with ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): “Recognition and Measurement of Financial Assets and Financial Liabilities” which became effective January 1, 2018, FNCB recognizes any changes in the fair value of this equity security in the consolidated statements of income on a prospective basis. Upon the adoption of this new accounting guidance on January 1, 2018, FNCB recorded a one-time reclassification between retained earnings and accumulated other comprehensive loss for the unrealized loss on this mutual fund, net of taxes, of $65 thousand. The following table presents unrealized and realized gains and losses recognized in net income on equity securities for the nine months ended September 30, 2019 and 2018.

	Nine Months Ended September 30,
(in thousands)	2019	2018
Net gains (losses) recognized on equity securities	$31	$(34)
Less: net gains (losses) recognized on equity securities sold	-	-
Unrealized gains (losses) on equity securities held	$31	$(34)

Restricted Securities

The following table presents FNCB's investment in restricted securities at September 30, 2019 and December 31, 2018.  Restricted securities have limited marketability and are carried at cost.

	September 30,	December 31,
(in thousands)	2019	2018
Stock in Federal Home Loan Bank of Pittsburgh	$4,184	$3,113
Stock in Atlantic Community Banker's Bank	10	10
Total restricted securities, at cost	$4,194	$3,123

Management noted no indicators of impairment for the Federal Home Loan Bank of Pittsburgh or Atlantic Community Banker’s Bank stock at September 30, 2019 and December 31, 2018.

Equity Securities without Readily Determinable Fair Values

FNCB owns a $1.7 million investment in the common stock of a privately-held bank holding company. The common stock was purchased during 2017 as part of a private placement pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, for offerings not involving any public offering. The common stock of such bank holding company is not currently traded on any established market and is not expected to be traded in the near future on any securities exchange or established over-the-counter market. FNCB has elected to account for this transaction as an investment in an equity security without a readily determinable fair value. An equity security without a readily determinable fair value shall be written down to its fair value if a qualitative assessment indicates that the investment is impaired and the fair value of the investment is less than its carrying value. The $1.7 million investment is included in other assets in the consolidated statements of financial condition at September 30, 2019 and December 31, 2018. As part of its qualitative assessment, management engaged an independent third party to provide a valuation of this investment as of September 30, 2019, which indicated that the investment was not impaired.  Management determined that no adjustment for impairment was required at September 30, 2019.

Note 4. Loans

The following table summarizes loans receivable, net, by category at September 30, 2019 and December 31, 2018:

	September 30,	December 31,
(in thousands)	2019	2018
Residential real estate	$165,850	$164,833
Commercial real estate	279,591	262,778
Construction, land acquisition and development	39,371	20,813
Commercial and industrial	163,464	150,962
Consumer	148,435	176,784
State and political subdivisions	37,636	59,037
Total loans, gross	834,347	835,207
Unearned income	(71)	(70)
Net deferred loan costs	2,601	3,963
Allowance for loan and lease losses	(9,315)	(9,519)
Loans, net	$827,562	$829,581

FNCB has granted loans, letters of credit and lines of credit to certain of its executive officers and directors as well as to certain of their related parties. For more information about related party transactions, refer to Note 6, “Related Party Transactions” to these consolidated financial statements.

FNCB originates 1-4 family mortgage loans for sale in the secondary market. During the three months and nine months ended September 30, 2019, one-to four-family mortgages sold on the secondary market were $2.9 million and $7.1 million, respectively. For the three and nine months ended September 30, 2018, 1-4 family residential mortgages sold on the secondary market were $2.7 million and $7.7 million, respectively. Net gains on the sale of residential mortgage loans for the three and nine months ended September 30, 2019 were $69 thousand and $198 thousand, respectively and $71 thousand and $171 thousand, respectively, for the comparable periods of 2018. FNCB retains servicing rights on mortgages sold on the secondary market. At September 30, 2019 and December 31, 2018, there were $1.1 million and $0.8 million in 1-4 family residential mortgage loans held for sale, respectively.

During the nine months ended September 30, 2018, FNCB sold the guaranteed principal balance of loans that were guaranteed by the Small Business Administration (“SBA”) totaling $5.7 million. For the nine months ended September 30, 2018, proceeds received from the sale of SBA-guaranteed loans were $6.0 million with net gains realized upon the sales of $0.3 million included in non-interest income. FNCB retained the servicing rights on these loans. There were no sales of SBA-guaranteed loans during the three and nine months ended September 30, 2019. The unpaid principal balance of loans serviced for others, including residential mortgages and SBA-guaranteed loans, were $106.1 million at September 30, 2019 and $108.4 million at December 31, 2018.

FNCB does not have any lending programs commonly referred to as "subprime lending." Subprime lending generally targets borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments, and bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burden ratios.

There were no material changes to the risk characteristics of FNCB’s loan segments, loan classification and credit grading systems and methodology for determining the adequacy of the ALLL during the nine months ended September 30, 2019. Refer to Note 2, “Summary of Significant Accounting Policies” to FNCB’s consolidated financial statements included in the 2018 Annual Report on Form 10-K for information about the risk characteristics related to FNCB’s loan segments, loan classification and credit grading systems and methodology for determining the adequacy of the ALLL.

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

The following table summarizes activity in the ALLL by loan category for the three and nine months ended September 30, 2019 and 2018.

			Construction,
			Land			State and
	Residential	Commercial	Acquisition and	Commercial		Political
(in thousands)	Real Estate	Real Estate	Development	and Industrial	Consumer	Subdivisions	Unallocated	Total
Three months ended September 30, 2019:
Allowance for loan losses:
Beginning balance, July 1, 2019	$1,152	$3,429	$178	$2,071	$1,839	$211	$65	$8,945
Charge-offs	-	-	-	(216)	(201)	-	-	(417)
Recoveries	1	-	1	58	90	-	-	150
Provisions (credits)	5	422	47	78	68	5	12	637
Ending balance, September 30, 2019	$1,158	$3,851	$226	$1,991	$1,796	$216	$77	$9,315

Three months ended September 30, 2018:
Allowance for loan losses:
Beginning balance, July 1, 2018	$1,201	$3,107	$251	$2,455	$2,006	$439	$-	$9,459
Charge-offs	-	(719)	-	(5)	(313)	-	-	(1,037)
Recoveries	5	39	-	58	154	-	-	256
Provisions (credits)	(39)	803	(56)	83	273	61	24	1,149
Ending balance, September 30, 2018	$1,167	$3,230	$195	$2,591	$2,120	$500	$24	$9,827

Nine months ended September 30, 2019:
Allowance for loan losses:
Beginning balance, January 1, 2019	$1,175	$3,107	$188	$2,552	$2,051	$417	$29	$9,519
Charge-offs	(27)	-	(18)	(976)	(973)	-	-	(1,994)
Recoveries	7	14	82	265	592	-	-	960
Provisions (credits)	3	730	(26)	150	126	(201)	48	830
Ending balance, September 30, 2019	$1,158	$3,851	$226	$1,991	$1,796	$216	$77	$9,315

Nine months ended September 30, 2018:
Allowance for loan losses:
Beginning balance, January 1, 2018	$1,236	$3,499	$209	$2,340	$1,395	$355	$-	$9,034
Charge-offs	(63)	(1,845)	-	(86)	(753)	-	-	(2,747)
Recoveries	132	42	30	205	382	-	-	791
Provisions (credits)	(138)	1,534	(44)	132	1,096	145	24	2,749
Ending balance, September 30, 2018	$1,167	$3,230	$195	$2,591	$2,120	$500	$24	$9,827

The following table represents the allocation of the ALLL and the related loan balance, by loan category, disaggregated based on the impairment methodology at September 30, 2019 and December 31, 2018:

			Construction,
			Land			State and
	Residential	Commercial	Acquisition and	Commercial		Political
(in thousands)	Real Estate	Real Estate	Development	and Industrial	Consumer	Subdivisions	Unallocated	Total
September 30, 2019
Allowance for loan losses:
Individually evaluated for impairment	$25	$228	$-	$38	$1	$-	$-	$292
Collectively evaluated for impairment	1,133	3,623	226	1,953	1,795	216	77	9,023
Total	$1,158	$3,851	$226	$1,991	$1,796	$216	$77	$9,315

Loans receivable:
Individually evaluated for impairment	$2,638	$9,383	$78	$733	$197	$-	$-	$13,029
Collectively evaluated for impairment	163,212	270,208	39,293	162,731	148,238	37,636	-	821,318
Total	$165,850	$279,591	$39,371	$163,464	$148,435	$37,636	$-	$834,347

December 31, 2018
Allowance for loan losses:
Individually evaluated for impairment	$14	$41	$-	$600	$2	$-	$-	$657
Collectively evaluated for impairment	1,161	3,066	188	1,952	2,049	417	29	8,862
Total	$1,175	$3,107	$188	$2,552	$2,051	$417	$29	$9,519

Loans receivable:
Individually evaluated for impairment	$1,847	$9,408	$82	$697	$383	$-	$-	$12,417
Collectively evaluated for impairment	162,986	253,370	20,731	150,265	176,401	59,037	-	822,790
Total	$164,833	$262,778	$20,813	$150,962	$176,784	$59,037	$-	$835,207

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

The following tables present the recorded investment in loans receivable by loan category and credit quality indicator at September 30, 2019 and December 31, 2018:

	Credit Quality Indicators
	September 30, 2019
	Commercial Loans						Other Loans
		Special				Subtotal	Accruing	Non-accrual	Subtotal	Total
(in thousands)	Pass	Mention	Substandard	Doubtful	Loss	Commercial	Loans	Loans	Other	Loans
Residential real estate	$32,373	$214	$226	$-	$-	$32,813	$131,809	$1,228	$133,037	$165,850
Commercial real estate	261,053	6,655	11,883	-	-	279,591	-	-	-	279,591
Construction, land acquisition and development	37,543	-	-	-	-	37,543	1,828	-	1,828	39,371
Commercial and industrial	153,618	2,474	1,878	-	-	157,970	5,494	-	5,494	163,464
Consumer	2,907	-	-	-	-	2,907	144,899	629	145,528	148,435
State and political subdivisions	37,615	-	-	-	-	37,615	21	-	21	37,636
Total	$525,109	$9,343	$13,987	$-	$-	$548,439	$284,051	$1,857	$285,908	$834,347

	Credit Quality Indicators
	December 31, 2018
	Commercial Loans						Other Loans
		Special				Subtotal	Accruing	Non-accrual	Subtotal	Total
(in thousands)	Pass	Mention	Substandard	Doubtful	Loss	Commercial	Loans	Loans	Other	Loans
Residential real estate	$33,573	$291	$154	$-	$-	$34,018	$130,132	$683	$130,815	$164,833
Commercial real estate	250,674	1,858	10,246	-	-	262,778	-	-	-	262,778
Construction, land acquisition and development	17,704	-	757	-	-	18,461	2,352	-	2,352	20,813
Commercial and industrial	137,888	4,193	2,448	-	-	144,529	6,421	12	6,433	150,962
Consumer	2,024	-	-	-	-	2,024	174,373	387	174,760	176,784
State and political subdivisions	57,345	1,665	27	-	-	59,037	-	-	-	59,037
Total	$499,208	$8,007	$13,632	$-	$-	$520,847	$313,278	$1,082	$314,360	$835,207

Included in loans receivable are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The recorded investment in these non-accrual loans was $6.1 million and $4.7 million at September 30, 2019 and December 31, 2018, respectively. Generally, loans are placed on non-accrual status when they become 90 days or more delinquent. Once a loan is placed on non-accrual status, it remains on non-accrual status until it has been brought current, has six months of performance under the loan terms, and factors indicating reasonable doubt about the timely collection of payments no longer exist. Therefore, loans may be current in accordance with their loan terms, or may be less than 90 days delinquent and still be on a non-accrual status. There were no loans past due 90 days or more and still accruing at September 30, 2019 and December 31, 2018.

The following tables present the delinquency status of past due and non-accrual loans at September 30, 2019 and December 31, 2018:

	September 30, 2019
	Delinquency Status
	0-29 Days	30-59 Days	60-89 Days	>/= 90 Days
(in thousands)	Past Due	Past Due	Past Due	Past Due	Total
Performing (accruing) loans:
Residential real estate	$163,591	$851	$-	$-	$164,442
Commercial real estate	275,847	-	414	-	276,261
Construction, land acquisition and development	39,371	-	-	-	39,371
Commercial and industrial	162,247	262	203	-	162,712
Consumer	145,989	1,500	317	-	147,806
State and political subdivisions	37,636	-	-	-	37,636
Total performing (accruing) loans	824,681	2,613	934	-	828,228

Non-accrual loans:
Residential real estate	552	-	-	856	1,408
Commercial real estate	1,133	-	428	1,769	3,330
Construction, land acquisition and development	-	-	-	-	-
Commercial and industrial	487	-	-	265	752
Consumer	226	73	153	177	629
State and political subdivisions	-	-	-	-	-
Total non-accrual loans	2,398	73	581	3,067	6,119

Total loans receivable	$827,079	$2,686	$1,515	$3,067	$834,347

	December 31, 2018
	Delinquency Status
	0-29 Days	30-59 Days	60-89 Days	>/= 90 Days
(in thousands)	Past Due	Past Due	Past Due	Past Due	Total
Performing (accruing) loans:
Residential real estate	$163,690	$319	$136	$-	$164,145
Commercial real estate	259,904	-	-	-	259,904
Construction, land acquisition and development	20,813	-	-	-	20,813
Commercial and industrial	150,108	87	20	-	150,215
Consumer	173,890	2,221	286	-	176,397
State and political subdivisions	59,037	-	-	-	59,037
Total performing (accruing) loans	827,442	2,627	442	-	830,511

Non-accrual loans:
Residential real estate	443	-	136	109	688
Commercial real estate	1,061	-	-	1,813	2,874
Construction, land acquisition and development	-	-	-	-	-
Commercial and industrial	677	50	-	20	747
Consumer	91	61	74	161	387
State and political subdivisions	-	-	-	-	-
Total non-accrual loans	2,272	111	210	2,103	4,696

Total loans receivable	$829,714	$2,738	$652	$2,103	$835,207

The following tables present a distribution of the recorded investment, unpaid principal balance and the related allowance for FNCB’s impaired loans, which have been analyzed for impairment under ASC 310, at September 30, 2019 and December 31, 2018. Non-accrual loans, other than TDRs, with balances less than the $100 thousand loan relationship threshold are not evaluated individually for impairment and accordingly, are not included in the following tables. However, these loans are evaluated collectively for impairment as homogeneous pools in the general allowance under ASC Topic 450. Total non-accrual loans, other than TDRs, with balances less than the $100 thousand loan relationship threshold that were evaluated under ASC Topic 450 amounted to $0.9 million at September 30, 2019 and $0.7 million at December 31, 2018.

	September 30, 2019
		Unpaid
	Recorded	Principal	Related
(in thousands)	Investment	Balance	Allowance
With no allowance recorded:
Residential real estate	$714	$777	$-
Commercial real estate	6,328	7,717	-
Construction, land acquisition and development	78	78	-
Commercial and industrial	675	880	-
Consumer	24	26	-
State and political subdivisions	-	-	-
Total impaired loans with no related allowance recorded	7,819	9,478	-

With a related allowance recorded:
Residential real estate	1,924	1,924	25
Commercial real estate	3,055	3,774	228
Construction, land acquisition and development	-	-	-
Commercial and industrial	58	658	38
Consumer	173	173	1
State and political subdivisions	-	-	-
Total impaired loans with a related allowance recorded	5,210	6,529	292

Total impaired loans:
Residential real estate	2,638	2,701	25
Commercial real estate	9,383	11,491	228
Construction, land acquisition and development	78	78	-
Commercial and industrial	733	1,538	38
Consumer	197	199	1
State and political subdivisions	-	-	-
Total impaired loans	$13,029	$16,007	$292

	December 31, 2018
		Unpaid
	Recorded	Principal	Related
(in thousands)	Investment	Balance	Allowance
With no allowance recorded:
Residential real estate	$313	$375	$-
Commercial real estate	7,149	8,795	-
Construction, land acquisition and development	82	82	-
Commercial and industrial	-	-	-
Consumer	26	28	-
State and political subdivisions	-	-	-
Total impaired loans with no related allowance recorded	7,570	9,280	-

With a related allowance recorded:
Residential real estate	1,534	1,534	14
Commercial real estate	2,259	2,259	41
Construction, land acquisition and development	-	-	-
Commercial and industrial	697	697	600
Consumer	357	357	2
State and political subdivisions	-	-	-
Total impaired loans with a related allowance recorded	4,847	4,847	657

Total impaired loans:
Residential real estate	1,847	1,909	14
Commercial real estate	9,408	11,054	41
Construction, land acquisition and development	82	82	-
Commercial and industrial	697	697	600
Consumer	383	385	2
State and political subdivisions	-	-	-
Total impaired loans	$12,417	$14,127	$657

The following table presents the average balance and interest income by loan category recognized on impaired loans for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
	Average	Interest	Average	Interest	Average	Interest	Average	Interest
(in thousands)	Balance	Income (1)	Balance	Income (1)	Balance	Income (1)	Balance	Income (1)
Residential real estate	$2,193	$21	$1,783	$21	$1,970	$62	$1,819	$63
Commercial real estate	9,012	73	9,296	79	9,290	226	8,320	231
Construction, land acquisition and development	78	1	83	1	80	4	84	3
Commercial and industrial	861	-	752	-	1,082	1	780	1
Consumer	198	2	386	5	259	9	389	12
State and political subdivisions	-	-	-	-	-	-	-	-
Total impaired loans	$12,342	$97	$12,300	$106	$12,681	$302	$11,392	$310

(1) Interest income represents income recognized on performing TDRs.

The additional interest income that would have been earned on non-accrual and restructured loans had these loans performed in accordance with their original terms approximated $90 thousand and $267 thousand, respectively for the three and nine months ended September 30, 2019 and $65 thousand and $150 thousand, respectively, for the three and nine months ended September 30, 2018.

Troubled Debt Restructured Loans

TDRs at September 30, 2019 and December 31, 2018 were $8.1 million and $9.2 million, respectively. Accruing and non-accruing TDRs were $7.8 million and $0.3 million, respectively, at September 30, 2019, and $8.5 million and $0.7 million, respectively, at December 31, 2018. Approximately $123 thousand and $651 thousand in specific reserves have been established for TDRs as of September 30, 2019 and December 31, 2018, respectively. FNCB was not committed to lend additional funds to any loan classified as a TDR at September 30, 2019.

The modification of the terms of loans classified as TDRs may include one or a combination of the following, among others: a reduction of the stated interest rate of the loan, an extension of the maturity date, capitalization of real estate taxes, a payment modification under a forbearance agreement, or a permanent reduction of the recorded investment in the loan. The following tables present the pre- and post-modification recorded investment in loans modified as TDRs by type of modification for the three and nine months ended September 30, 2019.

Three months ended September 30, 2019
Pre-Modification Outstanding Recorded Investment by Type of Modification
(in thousands)	Number of Contracts	Forbearance	Extension of Terms	Capitalization of Taxes	Total	Post-Modification Outstanding Recorded Investment
Types of modification:
Residential real estate	3	$208	-	$42	$250	$261
Commercial real estate	-	-	-	-	-	-
Construction, land acquisition and development	-	-	-	-	-	-
Commercial and industrial	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
State and political subdivisions	-	-	-	-	-	-
Total modifications	3	$208	$-	$42	$250	$261

Nine months ended September 30, 2019
Pre-Modification Outstanding Recorded Investment by Type of Modification
(in thousands)	Number of Contracts	Forbearance	Extension of Terms	Capitalization of Taxes	Total	Post-Modification Outstanding Recorded Investment
Types of modification:
Residential real estate	4	$208	24	$42	$274	$285
Commercial real estate	-	-	-	-	-	-
Construction, land acquisition and development	-	-	-	-	-	-
Commercial and industrial	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
State and political subdivisions	-	-	-	-	-	-
Total modifications	4	$208	$24	$42	$274	$285

There were no loans modified as a TDR during the three and nine months ended September 30, 2018. There were no loans modified as a TDR within the previous 12 months that subsequently defaulted, defined as 90 days or more past due, during the nine months ended September 30, 2019 and 2018.

Residential Real Estate Loan Foreclosures

There were two consumer mortgage loans with an aggregate recorded investment of $154 thousand secured by residential real estate properties in the process of foreclosure at September 30, 2019. There was one investor-owned residential real estate property with an aggregate carrying value of $204 thousand that was foreclosed upon during the three and nine months ended September 30, 2019. For the nine months ended September 30, 2019, there were two residential real estate properties with an aggregate carrying value of $256 thousand foreclosed upon and included in OREO at September 30, 2019.

There were four consumer mortgage loans secured by residential real estate properties with an aggregate recorded investment of $20 thousand in the process of foreclosure at September 30, 2018.  For the three and nine months ended September 30, 2018, there were no residential real estate properties foreclosed upon, and there was one residential real estate property with a carrying value of $59 thousand included in OREO at September 30, 2018.

Note 5. Income Taxes

The following table presents a reconciliation between the effective income tax expense and the income tax expense that would have been provided at the federal statutory tax rate of 21.0% for the three and nine months ended September 30, 2019 and 2018, respectively.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2019		2018		2019		2018
(dollars in thousands)	Amount	%	Amount	%	Amount	%	Amount	%
Provision at statutory tax rates	$612	21.00%	$471	21.00%	$1,925	21.00%	$1,597	21.00%
Add (deduct):
Tax effects of tax free interest income	(75)	(2.57)%	(101)	(4.52)%	(259)	(2.82)%	(271)	(3.57)%
Non-deductible interest expense	4	0.13%	4	0.20%	11	0.12%	10	0.14%
Bank-owned life insurance	(28)	(0.96)%	(30)	(1.33)%	(83)	(0.91)%	(87)	(1.14)%
Other items, net	-	0.00%	44	1.99%	(12)	(0.13)%	73	0.96%
Income tax provision	$513	17.60%	$388	17.34%	$1,582	17.26%	$1,322	17.39%

FNCB had net deferred tax assets of $6.7 million at September 30, 2019, of which $4.7 million was related to approximately $30.0 million in net operating loss carryovers. At December 31, 2018, FNCB’s net deferred tax assets were $10.7 million.

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

Management performed an evaluation of FNCB’s deferred tax assets at September 30, 2019 taking into consideration all available positive and negative evidence at that time. Based on this evaluation, management believes that FNCB’s future taxable income will be sufficient to utilize deferred tax assets. Accordingly, a valuation allowance for deferred tax assets was not required at September 30, 2019 and December 31, 2018.

Note 6.  Related Party Transactions

In conducting its business, FNCB has engaged in, and intends to continue to engage in, banking and financial transactions with directors, executive officers and their related parties.

FNCB has granted loans, letters of credit and lines of credit to directors, executive officers and their related parties. The following table summarizes the changes in the total amounts of such outstanding loans, advances under lines of credit, net of any participations sold, as well as repayments during the three and nine months ended September 30, 2019 and 2018.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Balance, beginning of period	$78,752	$69,826	$64,634	$55,576
Additions, new loans and advances	41,499	20,665	70,592	63,780
Repayments	(25,484)	(17,796)	(40,459)	(46,661)
Balance, end of period	$94,767	$72,695	$94,767	$72,695

At September 30, 2019, there were no loans made to directors, executive officers and their related parties that were not performing in accordance with the terms of the loan agreements.

Deposits from directors, executive officers and their related parties held by the Bank at September 30, 2019 and December 31, 2018 amounted to $95.0 million and $115.5 million, respectively, a decrease of $20.5 million. The decrease was due to cyclical outflows from several large commercial deposit relationships that are owned by, or a related party to, certain directors. Interest paid on the deposits amounted to $366 thousand and $255 thousand for the nine months ended September 30, 2019 and 2018, respectively.

In the course of its operations, FNCB acquires goods and services from, and transacts business with, various companies of related parties, which include, but are not limited to, employee health insurance, fidelity bond and errors and omissions insurance, legal services, and repair of repossessed automobiles for resale. FNCB recorded payments to related parties for goods and services of $0.6 million and $1.6 million for the three and nine months ended September 30, 2019, respectively, and $0.7 million and $1.7 million for the respective periods of 2018.

On February 8, 2019, FNCB accelerated the final $5.0 million principal repayment, which was due and payable on September 1, 2019, along with all accrued interest, of which $3.1 million was paid to directors and/or their related interests.  Subordinated notes (the “Notes”) held by directors and/or their related parties totaled $3.1 million at December 31, 2018. Interest expense recorded and paid on the Notes for directors and/or their related parties through February 8, 2019, the date of final payment, was $27 thousand. Regular quarterly interest payments on the Notes paid by FNCB to its directors and/or their related parties totaled $36 thousand and $106 thousand for the three and nine months ended September 30, 2018, respectively.

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

Note 7. Commitments and Contingencies

Leases

FNCB is obligated under operating leases for certain bank branches, office space, automobiles and equipment. Operating lease right of use ("ROU") assets represent FNCB's right to use an underlying asset during the lease term and operating liabilities represent our obligation to make lease payments under the lease agreement. ROU assets and operating lease liabilities are recognized at lease commencement based on the present value of the remaining lease payments using a discount rate that represents FNCB's incremental borrowing rate at the commencement date. ROU assets are included in other assets and operating lease liabilities are included in other liabilities in the consolidated statements of financial condition. As of September 30, 2019 ROU assets and lease liabilities were $ 3.2 million and $3.5 million, respectively. There were three new automobile and equipment operating leases that commenced during the nine months ended September 30, 2019 ROU assets and corresponding lease liabilities recorded for the new leases aggregated $78 thousand during the nine months ended September 30, 2019.

The following table summarizes the components of FNCB's operating lease expense for the three and nine months ended September 30, 2019. Operating lease expense associated with bank branches and office space is included in occupancy expense, while operating lease expense associated with automobiles and office equipment are included in equipment expense in the consolidated statements of income.

(in thousands)	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost - bank branches	$86	$257
Operating lease cost - automobiles and equipment	8	16
Short-term lease cost - office space	9	33
Short-term lease cost - automobiles and equipment	1	6
Variable lease cost	-	-
Total lease cost	$104	$312

The following table summarizes the maturity of remaining operating lease liabilities as of September 30, 2019:

(in thousands)	September 30, 2019
2019	$88
2020	382
2021	347
2022	327
2023	323
2024 and thereafter	3,100
Total lease payments	4,567
Less: imputed interest	1,047
Present value of operating lease liabilities	$3,520

The following table presents other information related to our operating leases:

(dollars in thousands)	September 30, 2019
Weighted-average remaining lease term	14.6 years
Weighted-average discount rate	3.43%
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$290

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

There have been no changes in the status of the other litigation, if any, disclosed in FNCB’s Annual Report on Form 10-K for the year ended December 31, 2018.

Note 8. Stock Compensation Plans

FNCB has a Long-Term Incentive Compensation Plan (“LTIP”) for directors, executives and key employees. The LTIP authorizes up to 1,200,000 shares of common stock for issuance and provides the Board of Directors with the authority to offer several different types of long-term incentives, including stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares. During the nine months ended September 30, 2019 and 2018, the Board of Directors granted 57,684 and 57,829 shares of restricted stock, respectively, under the LTIP. At September 30, 2019, there were 852,120 shares of common stock available for award under the LTIP. For the nine months ended September 30, 2019 and 2018, stock-based compensation expense, which is included in salaries and benefits expense in the consolidated statements of income, totaled $196 thousand and $215 thousand, respectively. Total unrecognized compensation expense related to unvested restricted stock awards was $869 thousand and $745 thousand at September 30, 2019 and 2018, respectively. Unrecognized compensation expense related to unvested shares of restricted stock is expected to be recognized over a weighted-average period of 3.9 years.

On July 1, 2019, 1,956 shares of  FNCB's common stock were granted, under the LTIP, to each of FNCB Bank's ten non-employee directors or 19,560 shares in the aggregate. The shares of common stock immediately vested to each director upon grant, and the fair value of the shares on the grant date was $7.67 per share. Directors fees totaling $150 thousand were recognized as part of this grant and included in director fees in the consolidated statements of income for the three and nine months ended September 30, 2019.

The following table summarizes the activity related to FNCB’s unvested restricted stock awards during the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
		Weighted-		Weighted-		Weighted-		Weighted-
		Average		Average		Average		Average
	Restricted	Grant Date	Restricted	Grant Date	Restricted	Grant Date	Restricted	Grant Date
(dollars in thousands)	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Unvested restricted stock awards:
Total outstanding, beginning of period	134,047	$7.75	116,321	$7.50	114,702	$7.50	106,129	$6.23
Awards granted	-	-	-	-	57,684	7.64	57,829	8.54
Forfeitures	(5,897)	7.61	(737)	7.93	(6,678)	7.61	(2,016)	7.26
Vestings	-	-	-	-	(37,558)	6.80	(46,358)	5.93
Total outstanding, end of period	128,150	$7.76	115,584	$7.49	128,150	$7.76	115,584	$7.49

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

FNCB’s ability to pay dividends to its shareholders is largely dependent on the Bank’s ability to pay dividends to FNCB. Bank regulations limit the amount of dividends that may be paid without prior approval of the Bank’s regulatory agency. For the three and nine months ended September 30, 2019, cash dividends declared and paid by FNCB were $0.05 per share and $0.15 per share, respectively, and $0.04 per share and $0.12 per share, respectively, for the three and nine months ended September 30, 2018. FNCB offers a Dividend Reinvestment and Stock Purchase Plan (“DRP”) to its shareholders. For the three and nine months ended September 30, 2019 and 2018, dividend reinvestment shares were purchased in open market transactions, however shares under the optional cash purchase feature of the DRP were issued from authorized but unissued common shares. Common shares issued under the DRP for the three and nine months ended September 30, totaled 1,907 and 5,453, respectively in 2019 and 1,915 and 15,150, respectively in 2018. Subsequent to September 30, 2019, on October 30, 2019, FNCB declared a cash dividend for the fourth quarter of 2019 of $0.05 per share, which is payable on December 16, 2019 to shareholders of record as of  December 2, 2019.

FNCB and the Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on FNCB’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, FNCB and the Bank must meet specific capital guidelines that involve quantitative measures of FNCB's and the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. FNCB's and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.  Management believes, as of September 30, 2019, that FNCB and the Bank meet all applicable capital adequacy requirements.

Current quantitative measures established by regulation to ensure capital adequacy require FNCB to maintain minimum amounts and ratios (set forth in the tables below) of Total capital, Tier I capital, and Tier I common equity (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).

The following tables present summary information regarding FNCB’s and the Bank’s risk-based capital and related ratios at  September 30, 2019 and December 31, 2018:

	Consolidated		Bank Only		Minimum Required For Capital Adequacy Purposes	Minimum Required For Capital Adequacy Purposes with Conservation Buffer	Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations*
(in thousands)	Amount	Ratio	Amount	Ratio	Ratio	Ratio	Ratio
September 30, 2019

Total capital (to risk-weighted assets)	$143,086	15.72%	$139,579	15.37%	8.00%	10.50%	10.00%

Tier I capital (to risk-weighted assets)	133,272	14.64%	129,765	14.29%	6.00%	8.50%	8.00%

Tier I common equity (to risk-weighted assets)	123,272	13.54%	129,765	14.29%	4.50%	7.00%	6.50%

Tier I capital (to average assets)	133,272	11.27%	129,765	11.01%	4.00%	4.00%	5.00%

Total risk-weighted assets	910,499		908,389

Total average assets	1,182,383		1,178,564

	Consolidated		Bank Only		Minimum Required For Capital Adequacy Purposes	Minimum Required For Capital Adequacy Purposes with Conservation Buffer	Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations*
(in thousands)	Amount	Ratio	Amount	Ratio	Ratio	Ratio	Ratio
December 31, 2018

Total capital (to risk-weighted assets)	$117,213	12.69%	$112,128	12.17%	8.00%	9.875%	10.00%

Tier I capital (to risk-weighted assets)	105,439	11.42%	102,354	11.11%	6.00%	7.875%	8.00%

Tier I common equity (to risk-weighted assets)	96,692	10.47%	102,354	11.11%	4.50%	6.375%	6.50%

Tier I capital (to average assets)	105,439	8.50%	102,354	8.27%	4.00%	4.000%	5.00%

Total risk-weighted assets	923,441		921,126

Total average assets	1,239,898		1,238,347

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

At September 30, 2019, FNCB owned five corporate debt securities with an aggregate amortized cost and fair value of $6.0 million and $6.1 million, respectively. The market for four of the five corporate debt securities at September 30, 2019 was not active and markets for similar securities are also not active.  FNCB obtained valuations for these securities from third-party service providers that prepared the valuations using a discounted cash flow approach.  Management takes measures to validate the service providers’ analysis and is actively involved in the valuation process, including reviewing and verifying the assumptions used in the valuation calculations. Results of a discounted cash flow test are significantly affected by variables such as the estimate of the probability of default, estimates of future cash flows, discount rates, prepayment rates and the creditworthiness of the underlying issuers.  FNCB considers these inputs to be unobservable Level 3 inputs because they are based on estimates about the assumptions market participants would use in pricing this type of asset and developed based on the best information available in the circumstances rather than on observable inputs. As it relates to fair value measurements, once each issuer is categorized and the forecasted default rates have been applied, the expected cash flows are modeled using the variables described above. Discount rates ranging from 5.53% to 6.03% were applied to the expected cash flows to estimate fair value. Management will continue to monitor the market for these securities to assess the market activity and the availability of observable inputs and will continue to apply these controls and procedures to the valuations received from its third-party service provider for the period it continues to use an outside valuation service.

Equity Securities

The estimated fair values of equity securities are determined by obtaining quoted prices on nationally recognized exchanges (Level 1 inputs).

Assets Measured at Fair Value on a Recurring Basis

The following tables present the financial assets that are measured at fair value on a recurring basis at September 30, 2019 and December 31, 2018, and the fair value hierarchy of the respective valuation techniques utilized by FNCB to determine the fair value:

	Fair Value Measurements at September 30, 2019
			Significant	Significant
		Quoted Prices	Other	Other
		in Active Markets	Observable	Unobservable
		for Identical Assets	Inputs	Inputs
(in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Available-for-sale debt securities:
Obligations of state and political subdivisions	$101,683	$-	$101,683	$-
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	66,840	-	66,840	-
Collateralized mortgage obligations - commercial	43,822	-	43,822	-
Mortgage-backed securities	18,745	-	18,745	-
Private collateralized mortgage obligations	10,063	-	10,063	-
Corporate debt securities	6,101	-	1,040	5,061
Asset-backed securities	5,229	-	5,229	-
Negotiable certificates of deposit	2,183	-	2,183	-
Total available-for-sale debt securities	$254,666	$-	$249,605	$5,061

Equity securities, at fair value	$922	$922	$-	$-

	Fair Value Measurements at December 31, 2018
			Significant	Significant
		Quoted Prices	Other	Other
		in Active Markets	Observable	Unobservable
		for Identical Assets	Inputs	Inputs
(in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Available-for-sale debt securities:
Obligations of state and political subdivisions	$152,187	$-	$152,187	$-
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	34,207	-	34,207	-
Collateralized mortgage obligations - commercial	73,640	-	73,640	-
Mortgage-backed securities	23,934	-	23,934	-
Private collateralized mortgage obligations	2,913	-	2,913	-
Corporate debt securities	4,936	-	1,007	3,929
Asset-backed securities	1,802	-	1,802	-
Negotiable certificates of deposit	2,413	-	2,413	-
Total available-for-sale debt securities	$296,032	$-	$292,103	$3,929

Equity securities, at fair value	$891	$891	$-	$-

There were no transfers between levels within the fair value hierarchy during the nine months ended September 30, 2019 and 2018.

The following table presents a reconciliation and statement of operations classifications of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3), which consisted entirely of corporate debt securities, for the nine months ended September 30, 2019 and 2018.

Fair Value Measurements
Using Significant Unobservable Inputs (Level 3)
	Corporate Debt Securities
	For the Nine Months Ended September 30,
(in thousands)	2019	2018
Balance at January 1,	$3,929	$4,058
Additions	1,000	-
Payments Received	-	-
Sales	-	-
Total gains or losses (realized/unrealized):
Included in earnings	-	-
Included in other comprehensive income (loss)	132	(126)
Balance at September 30,	$5,061	$3,932

Assets Measured at Fair Value on a Non-Recurring Basis

The following tables present assets and liabilities measured at fair value on a non-recurring basis at September 30, 2019 and December 31, 2018, and additional quantitative information about the valuation techniques and inputs utilized by FNCB to determine fair value. All assets were measured using Level 3 inputs.

	September 30, 2019
	Fair Value Measurement			Quantitative Information
	Recorded	Valuation	Fair	Valuation	Unobservable	Value/
(in thousands)	Investment	Allowance	Value	Technique	Inputs	Range
Impaired loans - collateral dependent	$8,655	$206	$8,449	Appraisal of collateral	Selling cost	10.0%
Impaired loans - other	4,374	86	4,288	Discounted cash flows	Discount rate	4.0%-7.5%
Other real estate owned	256	-	256	Appraisal of collateral	Selling cost	10.0%

	December 31, 2018
	Fair Value Measurement			Quantitative Information
	Recorded	Valuation	Fair	Valuation	Unobservable	Value/
(in thousands)	Investment	Allowance	Value	Technique	Inputs	Range
Impaired loans - collateral dependent	$8,020	$606	$7,414	Appraisal of collateral	Selling cost	10.0%
Impaired loans - other	4,397	51	4,346	Discounted cash flows	Discount rate	3.7%-7.5%
Other real estate owned	919	-	919	Appraisal of collateral	Selling cost	10.0%

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

The following table summarizes the estimated fair values of FNCB’s financial instruments using an exit price notion at September 30, 2019 and at December 31, 2018. FNCB discloses fair value information about financial instruments, whether or not recognized in the statements of financial condition, for which it is practicable to estimate that value. The fair value of financial instruments that are not measured at fair value in the financial statements were based on the exit price notion. The following estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, management judgment is required to interpret data and develop fair value estimates. Accordingly, the estimates below are not necessarily indicative of the amounts FNCB could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	Fair Value	September 30, 2019		December 31, 2018
(in thousands)	Measurement	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Cash and short term investments	Level 1	$37,511	$37,511	$36,481	$36,481
Available-for-sale debt securities	See previous table	254,666	254,666	296,032	296,032
Equity securities, at fair value	Level 1	922	922	891	891
Restricted stock	Level 2	4,194	4,194	3,123	3,123
Loans held for sale	Level 2	1,140	1,140	820	820
Loans, net	Level 3	827,562	818,925	829,581	816,234
Accrued interest receivable	Level 2	3,038	3,038	3,614	3,614
Equity securities without readily determinable fair values	Level 3	1,658	1,658	1,658	1,658
Servicing rights	Level 3	355	805	350	878

Financial liabilities
Deposits	Level 2	964,060	964,119	1,095,629	1,093,797
Borrowed funds	Level 2	89,768	89,897	34,240	34,108
Accrued interest payable	Level 2	401	401	338	338

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

The following table presents the calculation of both basic and diluted earnings per share of common stock for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share data)	2019	2018	2019	2018
Net income	$2,403	$1,850	$7,587	$6,281

Basic weighted-average number of common shares outstanding	20,168,529	16,818,625	19,678,031	16,791,815
Plus: Common share equivalents	3,753	19,922	5,491	22,133
Diluted weighted-average number of common shares outstanding	20,172,282	16,838,547	19,683,522	16,813,948

Income per common share:
Basic	$0.12	$0.11	$0.39	$0.37
Diluted	$0.12	$0.11	$0.39	$0.37

For the three and nine months ended September 30, 2019 and 2018, common stock equivalents reflected in the table above were related entirely to the incremental shares of unvested restricted stock. As of September 30, 2019, there were no outstanding stock options. Stock options of 19,200 outstanding at September 30, 2018 were excluded from common stock equivalents for the three and nine months ended September 30, 2018. The exercise prices of stock options exceeded the average market price of FNCB’s common shares at September 30, 2018; therefore, inclusion of these common stock equivalents would be anti-dilutive to the diluted earnings per common share calculation. The stock options expired on January 5, 2019.

Note 12. Other Comprehensive Income

The following table summarizes the reclassifications out of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2019 and 2018, comprised entirely of unrealized gains and losses on available-for-sale debt securities:

	Three Months Ended September 30, 2019		Nine Months Ended September 30, 2019
(in thousands)	Amount Reclassifed from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Consolidated Statements of Income	Amount Reclassifed from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Consolidated Statements of Income
Available-for-sale debt securities:
Reclassification adjustment for net (gains) losses reclassified into net income	$(379)	Net gain (loss) on the sale of available-for-sale debt securities	$(702)	Net gain (loss) on the sale of available-for-sale debt securities
Taxes	79	Income taxes	147	Income taxes
Net of tax amount	$(300)		$(555)

	Three Months Ended September 30, 2018		Nine Months Ended September 30, 2018
(in thousands)	Amount Reclassifed from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Consolidated Statements of Income	Amount Reclassifed from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Consolidated Statements of Income
Available-for-sale debt securities:
Reclassification adjustment for net (gains) losses reclassified into net income	$-	Net gain (loss) on the sale of available-for-sale debt securities	$4	Net gain (loss) on the sale of available-for-sale debt securities
Taxes	-	Income taxes	(1)	Income taxes
Net of tax amount	$-		$3

The following table summarizes the changes in accumulated other comprehensive (loss) income, net of tax for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Balance, beginning of period	$3,313	$(7,062)	$(4,540)	$(1,745)
Other comprehensive income (loss) before reclassifications	1,552	(1,819)	9,660	(7,204)
Amount reclassified from accumulated other comprehensive income (loss)	(300)	-	(555)	3
Net other comprehensive income (loss) during the period	1,252	(1,819)	9,105	(7,201)
Reclassification of net loss on equity securities upon adoption of ASU 2016-1	-	-	-	65
Balance, end of period	$4,565	$(8,881)	$4,565	$(8,881)

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

FNCB Bancorp, Inc. and its subsidiaries ("FNCB") are in the business of providing customary retail and commercial banking services to individuals, businesses and local governments and municipalities through its wholly-owned subsidiary, FNCB Bank, at its 17 full-service branch offices within its primary market area, Northeastern Pennsylvania, and a limited purpose office based in Allentown, Lehigh County, Pennsylvania.

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

The ALLL consists of two components, a specific component and a general component. The specific component relates to loans that are classified as impaired. For such loans, an allowance is established when the discounted cash flows, collateral value or observable market price of the impaired loan is lower than the carrying value of that loan. The general component covers all other loans and is based on historical loss experience adjusted by qualitative factors. The general reserve component of the ALLL is based on pools of unimpaired loans segregated by loan segment and risk rating categories of “Pass,” “Special Mention” or “Substandard and Accruing.” Historical loss factors and various qualitative factors are applied based on the risk profile in each risk rating category to determine the appropriate reserve related to those loans. Substandard loans on non-accrual status above the $100 thousand loan relationship threshold and all loans considered troubled debt restructurings (“TDRs”) are classified as impaired.

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

On a quarterly basis, management evaluates individual investment securities in an unrealized loss position for other than temporary impairment (“OTTI”). The evaluation for OTTI requires the use of various assumptions, including but not limited to, the length of time an investment’s fair value is less than book value, the severity of the investment’s decline, any credit deterioration of the issuer, whether management intends to sell the security, and whether it is more-likely-than-not that FNCB will be required to sell the security prior to recovery of its amortized cost basis. Debt investment securities deemed to have OTTI are written down by the impairment related to the estimated credit loss, and the non-credit related impairment loss is recognized in other comprehensive income. FNCB did not recognize any OTTI charges on investment securities for the three and nine months ended September 30, 2019 and 2018 within the consolidated statements of income.

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

In connection with determining the income tax provision or benefit, management considers maintaining liabilities for uncertain tax positions and tax strategies that it believes contain an element of uncertainty. Periodically, management evaluates each of FNCB’s tax positions and strategies to determine whether a liability for uncertain tax benefits is required. As of September 30, 2019 and December 31, 2018, management determined that FNCB did not have any uncertain tax positions or tax strategies and that no liability was required to be recorded.

Refer to Note 5, “Income Taxes,” of the notes to consolidated financial statements included in Item 1 hereof for additional information about income taxes.

New Authoritative Accounting Guidance and Accounting Guidance to be Adopted in Future Periods

Refer to Note 2, “New Authoritative Accounting Guidance,” of the notes to consolidated financial statements included in Item 1 hereof for information about new authoritative accounting guidance adopted by FNCB during the three months ended September 30, 2019, as well as new accounting guidance issued, but not previously reported, that will be adopted by FNCB in future periods.

Executive Summary

The following overview should be read in conjunction with this MD&A in its entirety.

FNCB recorded consolidated net income of $2.4 million, or $0.12 per basic and diluted common share, for the three months ended September 30, 2019, an increase of $553 thousand, or 29.9%, compared to $1.9 million, or $0.11 per basic and diluted common share, for the three months ended September 30, 2018. Net income for the nine months ended September 30, 2019 totaled $7.6 million, or $0.39 per basic and diluted share, an increase of $1.3 million, or 20.8%, from $6.3 million, or $0.37 per basic and diluted share, for the same nine months of 2018. The earnings improvement for both the three months and nine months ended September 30, 2019 was largely due to a reduction in the provision for loan and lease losses, coupled with an increase in non-interest income. Partially offsetting these positive factors was a decrease in net interest income and an increase in non-interest expense.

For the three months and nine months ended September 30, 2019, the annualized return on average assets was 0.80% and 0.84%, respectively, and 0.59% and 0.69%, respectively, for the same periods of 2018. The annualized return on average equity was 7.30% and 8.32%, respectively, for the three- and nine-month periods ended September 30, 2019, compared to 8.41% and 9.68%, respectively, for the comparable periods of 2018. FNCB declared and paid dividends to holders of common stock of $0.05 per share for the third quarter and $0.15 per share for the nine months ended September 30, 2019, a 25.0% increase compared to $0.04 per share and $0.12 per share for the same periods of 2018. The dividend pay-out ratio for the nine months ended September 30, 2019, was 39.8%, compared to 30.3% for the comparable period of 2018.

Total assets decreased $40.5 million, or 3.3%, to $1.197 billion at September 30, 2019 from $1.238 billion at December 31, 2018. The change in total assets primarily reflected a $2.2 million, or 0.3%, decrease in loans, net of deferred costs and unearned income to $836.9 million at September 30, 2019 from $839.1 million at December 31, 2018. The planned runoff of indirect automobile loans, coupled with the anticipated payoff of two municipal loans were the primary factors leading to the declines in loans. Also contributing to the balance sheet contraction was a $41.4 million, or 14.0%, decrease in available-for-sale debt securities to $254.6 million at September 30, 2019 from $296.0 million at December 31, 2018.  Total deposits decreased by $131.6 million, or 12.0%, to $964.1 million at September 30, 2019 from $1.096 billion at December 31, 2018. The decline in deposits was primarily attributable to cyclical net outflows of public funds. Borrowed funds increased $55.5 million, or 162.2%, to $89.8 million at September 30, 2019 from $34.2 million at December 31, 2018.

Total shareholders’ equity increased $35.4 million, or 36.4%, to $132.6 million at September 30, 2019 from $97.2 million at December 31, 2018.  FNCB successfully completed a public offering of its common stock in February 2019, which resulted in a net increase to capital after offering expenses of $21.3 million. Also contributing to the increase in capital was net income for the nine months ended September 30, 2019 of $7.6 million and a $9.1 million increase in accumulated other comprehensive income related to appreciation in the fair value of FNCB’s available-for-sale securities, net of income taxes. Partially offsetting these increases were dividends declared and paid of $3.0 million for the nine months ended September 30, 2019.

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

Following the close of the U.S. Stock Market on June 28, 2019, FNCB was added as a member of the Russell 3000® Index, when FTSE Russell reconstituted its comprehensive set of U.S. and global equity indexes. The annual Russell indexes reconstitution captures the 4,000 largest U.S. stocks and ranks them by total market capitalization. Russell indexes are widely used by investment managers and institutional investors for index funds and as benchmarks for active investment strategies. As such, management believes that inclusion in Russell 3000® Index will continue to increase the visibility and liquidity of FNCB's common stock, as well as provide exposure to leading institutional investors.

Throughout 2019, management has been focused on strategic business market opportunities that would enhance shareholder value through balance sheet repositioning, net interest margin improvement and diversification and growth of non-interest revenue streams, while creating operating efficiencies and enhancing profitability. In order to assist in these initiatives, in 2019, FNCB appointed a Chief Banking Officer and a Chief Business Development Officer to its Executive Management Team. The Chief Banking Officer, who has extensive retail financial sales and managerial experience oversees FNCB's commercial lending, retail lending and retail banking units.  The Chief Business Development Office brings years of banking industry experience and will work to identify and develop business opportunities in new and existing markets.

During the third quarter of 2019, management also engaged an independent third party consultant under a revenue share agreement to conduct an evaluation of FNCB’s non-interest revenue streams and fee structure to identify opportunities for enhancement. The initial assessment has been completed and recommendations have been provided and approved by management. Implementation of the approved recommendations will be finalized in the fourth quarter of 2019. Additionally, in the fourth quarter of 2019 FNCB will extend its automated teller machine ("ATM") and mobile-banking platforms. On October 4, 2019, FNCB joined AllPoint®, a third-party ATM network that will provide customers with approximately 55,000 surcharge free ATMs throughout the United States, Canada, Mexico and the United Kingdom. With regard to mobile-banking, FNCB will begin offering several electronic payment alternatives including Apple Pay, Samsung Pay and Google Pay to its customers in the fourth quarter of 2019, and electronic money transfer through Zelle® in first half of 2020.

Summary of Performance

Net Interest Income

The $236 thousand, or 2.5%, decrease in tax-equivalent net interest income comparing the third quarters of 2019 and 2018, was due to a $219 thousand, or 1.9%, reduction in tax-equivalent interest income, coupled with a $17 thousand increase in interest expense. The reduction in tax-equivalent interest income comparing the three months ended September 30, 2019 and 2018 was caused primarily by a decrease in average earning assets, partially offset by an increase in the tax-equivalent yield on earning assets. Earning assets averaged $1.1 billion for the three months ended September 30, 2019, a decrease of $69.7 million, or 6.0%, compared to $1.2 billion for the same three months of 2018, which resulted in a corresponding decrease in tax-equivalent interest income of $683 thousand. Specifically, comparing the third quarters of 2019 and 2018, average loans and investment securities decreased $39.6 million, or 4.6%, and $36.4 million, or 11.8%, respectively, which caused corresponding decreases in tax-equivalent interest income of $438 thousand and $265 thousand respectively. Partially offsetting the decreases due to changes in volumes of earning assets, was an 18-basis point increase in the tax-equivalent yield on earning assets to 4.22% for the third quarter of 2019 from 4.04% for the same quarter of 2018, which resulted in an increase to tax-equivalent interest income of $464 thousand. Comparing the three months ended September 30, the tax-equivalent yield on the loan portfolio increased 19 basis points to 4.67% in 2019 from 4.48% in 2018, resulting in a corresponding increase in tax-equivalent interest income of $393 thousand. Additionally, the tax-equivalent yield on the investment portfolio increased 11 basis points to 2.95% in 2019 compared to 2.84% in 2018, resulting in additional tax-equivalent interest income of $78 thousand.

The $17 thousand increase in interest expense comparing the third quarters of 2019 and 2018 was caused by higher funding costs, partially offset by a reduction in average interest-bearing liabilities. FNCB’s cost of funds increased 11 basis points to 1.11% for the three months ended September 30, 2019 from 1.00% for the same three months of 2018, resulting in an increase to interest expense of $518 thousand. Specifically, increases in rates paid on interest-bearing demand deposits and time deposit specials resulted in an increase in the cost of interest-bearing deposits of 21 basis points to 0.96% in 2019 from 0.75% in 2018, which resulted in an increase to interest expense of $439 thousand. Additionally, the cost of borrowed funds increased 23 basis points to 2.58% in 2019 from $2.35% in 2018, resulting in an increase to interest expense of $79 thousand. Partially offsetting these increases was a reduction in the average balances of interest-bearing liabilities. For the three months ended September 30, 2019, interest-bearing liabilities averaged $880.9 million, a decrease of $96.4 million, or 9.9%, from $977.3 million for the same three months of 2018, which resulted in a decrease to interest expense of $501 thousand. Specifically, average borrowed funds decreased $63.8 million, or 42.6%, to $85.9 million in 2019 from $149.7 million in 2018, as FNCB reduced its reliance on wholesale funding. The reduction in borrowed funds accounted for $404 thousand, or 80.6%, of the decrease in interest expense due to changes in volumes of interest-bearing liabilities. Additionally, reductions in brokered deposits and runoff of retail time deposit specials resulted in a $32.6 million, or 3.9%, decrease in average deposits to $795.0 million in 2019 from $827.6 million in 2018. The decrease in average deposit volumes resulted in a corresponding decrease to interest expense of $97 thousand comparing the three months ended September 30, 2019 and 2018.

For the nine months ended September 30, 2019, tax-equivalent net interest income decreased $434 thousand, or 1.6%, to $27.3 million from $27.7 million for the same period of 2018, as a $1.6 million, or 27.2%, increase in interest expense overshadowed an $1.2 million, or 3.5%, increase in tax-equivalent interest income. The increase in interest expense comparing the year-to-date periods of 2019 and 2018 was caused by higher funding costs, partially offset by a reduction in average interest-bearing liabilities. FNCB’s cost of funds increased 27 basis points to 1.11% for the nine months ended September 30, 2019 from 0.84% for the same nine months of 2018, resulting in an increase to interest expense of $2.7 million. Specifically, increases in average rates paid on interest-bearing demand deposits and time deposit specials resulted in an increase in the cost of interest-bearing deposits of 37 basis points to 0.99% in 2019 from 0.62% in 2018, which resulted in an increase to interest expense of $2.2 million. Additionally, the cost of borrowed funds increased 58 basis points to 2.73% in 2019 from 2.15% in 2018, resulting in an increase to interest expense of $0.5 million. Partially offsetting these increases was a reduction in the average balances of interest-bearing liabilities. For the nine months ended September 30, 2019, interest-bearing liabilities averaged $915.3 million, a decrease of $31.6 million, or 3.3%, from $947.0 million for the same period of 2018, which resulted in a decrease to interest expense of $1.0 million. Management was focused on reducing FNCB’s reliance on wholesale funding during the nine months ended September 30, 2019. As a result, average borrowed funds decreased $73.2 million, or 52.7%, to $65.6 million in 2019 from $138.8 million in 2018, which caused a corresponding decrease to interest expense of $1.4 million. Conversely, increases in average interest-bearing deposits and average time deposits, partially offset by a reduction in average savings accounts resulted in a $41.5 million, or 5.1%, increase in average deposits to $849.7 million in 2019 from $808.2 million in 2018. The increase in average deposit volumes resulted in a corresponding increase to interest expense of $0.4 million comparing the year-to-date periods of 2019 and 2018.

Partially offsetting the increase in interest expense was a $1.2 million, or 3.5%, increase in tax-equivalent interest income to $34.9 million for the nine months ended September 30, 2019 from $33.7 million for the comparable period of 2018. The increase was caused primarily by an increase in the tax-equivalent yield on earning assets, partially offset by a reduction in average earnings assets. The tax-equivalent yield on earning assets increased 20 basis points to 4.14% for the nine months ended September 30, 2019 from 3.94% for the same period of 2018, which resulted in an increase to tax-equivalent interest income of $1.6 million. Comparing the nine months ended September 30, the tax-equivalent yield on the loan portfolio increased 25 basis points to 4.61% in 2019 from 4.36% in 2018, resulting in a corresponding increase in tax-equivalent interest income of $1.5 million. Additionally, the tax-equivalent yield on the investment portfolio increased 4 basis points to 2.87% in 2019 compared to 2.83% in 2018, resulting in additional tax-equivalent interest income of $90 thousand. Average earning assets decreased of $15.8 million, or 1.4%, comparing the year-to-date periods of 2019 and 2018, which resulted in a corresponding decrease in tax-equivalent interest income of $0.4 million. Specifically, comparing the nine months ended September 30, 2019 and 2018, average investment securities decreased $22.4 million, or 7.3%, while average loans decreased $1.3 million, or 0.2%, which caused corresponding decreases in tax-equivalent interest income of $471 thousand and $35 thousand, respectively. Partially offsetting the decreases in average investments and average loans was a $7.9 million, or 233.0%, increase in average interest-bearing deposits in other banks to $11.3 million in 2019 from $3.4 million in 2018, which contributed $133 thousand in tax-equivalent interest income.

Net interest income depends upon the relative amount of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them. The following tables present certain information about FNCB’s consolidated statements of financial condition and consolidated statements of income for the three and nine-month periods ended September 30, 2019 and 2018, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are calculated by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include amortization of fees which are considered adjustments to yields.

	Three Months Ended
	September 30, 2019			September 30, 2018
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Assets
Earning assets (2)(3)
Loans-taxable (4)	$781,963	$9,170	4.69%	$803,314	$9,059	4.51%
Loans-tax free (4)	37,638	403	4.28%	55,848	559	4.01%
Total loans (1)(2)	819,601	9,573	4.67%	859,162	9,618	4.48%
Securities-taxable	266,653	1,951	2.93%	303,037	2,138	2.82%
Securities-tax free	4,611	47	4.08%	4,664	47	4.03%
Total securities (1)(5)	271,264	1,998	2.95%	307,701	2,185	2.84%
Interest-bearing deposits in other banks	10,007	30	1.20%	3,735	17	1.82%
Total earning assets	1,100,872	11,601	4.22%	1,170,598	11,820	4.04%
Non-earning assets	99,888			85,091
Allowance for loan and lease losses	(9,081)			(9,573)
Total assets	$1,191,679			$1,246,116

Liabilities and Shareholders' Equity
Interest-bearing liabilities
Interest-bearing demand deposits	$480,277	1,011	0.84%	$481,120	722	0.60%
Savings deposits	93,369	31	0.13%	97,634	33	0.14%
Time deposits	221,325	859	1.55%	248,816	804	1.29%
Total interest-bearing deposits	794,971	1,901	0.96%	827,570	1,559	0.75%
Borrowed funds and other interest-bearing liabilities	85,927	554	2.58%	149,682	879	2.35%
Total interest-bearing liabilities	880,898	2,455	1.11%	977,252	2,438	1.00%
Demand deposits	169,416			173,616
Other liabilities	10,730			7,983
Shareholders' equity	130,635			87,265
Total liabilities and shareholder's equity	$1,191,679			$1,246,116

Net interest income/interest rate spread (6)		9,146	3.11%		9,382	3.04%
Tax equivalent adjustment		(95)			(127)
Net interest income as reported		$9,051			$9,255

Net interest margin (7)			3.32%			3.21%

	Nine Months Ended
	September 30, 2019			September 30, 2018
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Assets
Earning assets (2)(3)
Loans-taxable (4)	$781,612	$27,194	4.64%	$778,906	$25,624	4.39%
Loans-tax free (4)	46,019	1,417	4.11%	50,071	1,514	4.03%
Total loans (1)(2)	827,631	28,611	4.61%	828,977	27,138	4.36%
Securities-taxable	280,114	5,997	2.85%	303,239	6,400	2.81%
Securities-tax free	4,624	142	4.09%	3,897	120	4.11%
Total securities (1)(5)	284,738	6,139	2.87%	307,136	6,520	2.83%
Interest-bearing deposits in other banks	11,309	155	1.83%	3,396	52	2.04%
Total earning assets	1,123,678	34,905	4.14%	1,139,509	33,710	3.94%
Non-earning assets	95,412			84,737
Allowance for loan and lease losses	(9,344)			(9,465)
Total assets	$1,209,746			$1,214,781

Liabilities and Shareholders' Equity
Interest-bearing liabilities
Interest-bearing demand deposits	$503,483	3,095	0.82%	$486,904	1,855	0.51%
Savings deposits	92,893	96	0.14%	101,066	101	0.13%
Time deposits	253,306	3,092	1.63%	220,206	1,804	1.09%
Total interest-bearing deposits	849,682	6,283	0.99%	808,176	3,760	0.62%
Borrowed funds and other interest-bearing liabilities	65,648	1,343	2.73%	138,808	2,237	2.15%
Total interest-bearing liabilities	915,330	7,626	1.11%	946,984	5,997	0.84%
Demand deposits	161,036			172,050
Other liabilities	11,406			9,019
Shareholders' equity	121,974			86,728
Total liabilities and shareholder's equity	$1,209,746			$1,214,781

Net interest income/interest rate spread (6)		27,279	3.03%		27,713	3.10%
Tax equivalent adjustment		(328)			(343)
Net interest income as reported		$26,951			$27,370

Net interest margin (7)			3.24%			3.24%

(1)	Interest income is presented on a tax equivalent basis using a 21% rate.
(2)	Loans are stated net of unearned income.
(3)	Non-accrual loans are included in loans within earning assets.
(4)	Loan fees included in interest income are not significant.
(5)	The yields for securities that are classified as available for sale is based on the average historical amortized cost.
(6)	Interest rate spread represents the difference between the average yield on interest earning assets and the cost of interest bearing liabilities and is presented on a tax equivalent basis.
(7)	Net interest income as a percentage of total average interest earning assets.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019 vs. 2018			2019 vs. 2018
	Increase (Decrease)			Increase (Decrease)
	Due to	Due to	Total	Due to	Due to	Total
(in thousands)	Volume	Rate	Change	Volume	Rate	Change
Interest income:
Loans - taxable	$(245)	$356	$111	$89	$1,480	$1,569
Loans - tax free	(193)	37	(156)	(124)	28	(96)
Total loans	(438)	393	(45)	(35)	1,508	1,473
Securities - taxable	(264)	77	(187)	(494)	91	(403)
Securities - tax free	(1)	1	-	23	(1)	22
Total securities	(265)	78	(187)	(471)	90	(381)
Interest-bearing deposits in other banks	20	(7)	13	133	(30)	103
Total interest income	(683)	464	(219)	(373)	1,568	1,195

Interest expense:
Interest-bearing demand deposits	(1)	290	289	65	1,175	1,240
Savings deposits	(1)	(1)	(2)	(8)	3	(5)
Time deposits	(95)	150	55	302	986	1,288
Total interest-bearing deposits	(97)	439	342	359	2,164	2,523
Borrowed funds and other interest-bearing liabilities	(404)	79	(325)	(1,389)	495	(894)
Total interest expense	(501)	518	17	(1,030)	2,659	1,629
Net interest income	$(182)	$(54)	$(236)	$657	$(1,091)	$(434)

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

FNCB recorded a provision for loan and lease losses of $0.6 million for the three-month period ended September 30, 2019, a decrease of $0.5 million, or 44.6%, compared to a provision of $1.1 million for the three months ended September 30, 2018. The provision for loan losses amounted to $0.8 million for the nine months ended September 30, 2019, a decrease of $1.9 million, or 69.8%, from $2.7 million for the same nine months of 2018. The reduction in the provision for loan losses for the quarter and year-to-date periods primarily reflected a decrease in loan balances, coupled with a decrease in historical net charge-off rates.

Non-interest Income

Non-interest income increased $511 thousand, or 38.7%, to $1.8 million for the three months ended September 30, 2019 from $1.3 million for the same three months of 2018. For the nine months ended September 30, 2019, non-interest income increased $556 thousand, or 12.7%, to $4.9 million from $4.4 million for the same nine-month period of 2018. An increase in net gains realized on the sale of available-for-sale debt securities, higher deposit service charges and other income, were the predominant factors leading to the increase in non-interest income comparing the quarter and year-to-date periods ending September 30, 2019 and 2018. Also impacting the year-to-date period was a reduction in net gains on the sale of SBA-guaranteed loans. FNCB realized net gains on the sale of available-for-sale debt securities of $379 thousand and $702 thousand for the three months and nine months ended September 30, 2019, respectively, compared to net losses of $4 thousand for the nine-month period ended September 30, 2018. There were no gains on the sale of available-for-sale debt securities for the three months ended September 30, 2018.  Additionally, FNCB realized net gains on equity securities of $5 thousand and $31 thousand for the three and nine months ended September 30, 2019, respectively, compared to net losses of  $8 thousand and $34 thousand for the respective periods of 2018. For the nine months ended September 30, 2018, FNCB realized net gains on the sale of SBA-guaranteed loans of $322 thousand. FNCB did not sell any SBA-guaranteed loans in the respective periods of 2019. Deposit service charges increased $86 thousand, or 12.1%, comparing the third quarters of 2019 and 2018, and $43 thousand, or 2.0%, comparing the nine months ended September 30, 2019 and 2018.

During the third quarter of 2019, management engaged an independent third party under a revenue share agreement to conduct an evaluation of FNCB’s non-interest revenue streams and fee structure to identify opportunities for enhancement. The initial assessment has been completed and recommendations have been provided and approved by management. Implementation of the approved recommendations will be finalized in the fourth quarter of 2019.

Non-interest Expense

Non-interest expense increased $141 thousand, or 2.0%, to $7.3 million for the three months ended September 30, 2019 from $7.2 million for the same three months of 2018. The change primarily reflected an increase of $330 thousand, or 9.2%, in salaries and employee benefits expense, to $3.9 million for the three months ended September 30, 2019 from $3.6 million for the same three months of 2018 due to staff additions in 2019. Also contributing to the increase in non-interest expense was a $151 thousand increase in director fees to $236 thousand for the third quarter of 2019 from $85 thousand for the same quarter of 2018.  On July 1, 2019, FNCB granted 1,956 shares of FNCB's common stock under the the Company's Long-Term Incentive Compensation Plan ("LTIP") to each of the Bank's ten non-employee directors for a total of 19,560 shares.  The fair value on the grant date was $7.67 per share. Accordingly, FNCB recorded directors fees of $150 thousand as part of this grant during the third quarter of 2019.  Partially offsetting these increases were reductions in regulatory assessments and occupancy expenses. For the three months ended September 30, 2019, regulatory assessments decreased $230 thousand, or 91.6%, to $21 thousand in 2019 from $251 thousand for the same period of 2018, primarily due to the small bank assessment credit, coupled with a reduction in the FDIC deposit insurance assessment rate resulting from FNCB's improved capital position. Comparing the third quarters of 2019 and 2018, occupancy expense decreased $40 thousand, or 8.0%, due to reductions in depreciation on leasehold improvements, building maintenance and utility expenses.

For the nine months ended September 30, 2019, non-interest expense increased $490 thousand, or 2.3%, to $21.9 million from $21.4 million for the same nine months of 2018. Similar to the third quarter comparison, the increase for the year-to-date period was largely due to increases in salaries and employee benefits of $902 thousand, or 8.4%, to $11.6 million for the nine months ended September 30, 2019 from $10.7 million for the same period of 2018, and a $149 thousand, or 58.2%, increase in directors fees following the grant of shares of common stock under the LTIP. Additionally, data processing expenses increased $272 thousand, or 13.4%, to $2.3 million in for the nine months ended September 30, 2019 from $2.0 million for the same nine months of 2018. Partially offsetting these increases comparing the nine months ended September 30, 2019 and 2018 were reductions in regulatory assessments of $383 thousand, or 59.1%, and occupancy expense of $175 thousand, or 10.7%.

Provision for Income Taxes

FNCB recorded income tax expense of $1.6 million for the nine months ended September 30, 2019, an increase of $260 thousand, or 19.6%, compared to income tax expense of $1.3 million for the same period of 2018. The increase in income tax expense primarily reflected an increase in pre-tax net income of $1.6 million, or 20.5%, when comparing the nine months ended September 30, 2019 and 2018.

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

Management performed an evaluation of FNCB’s deferred tax assets at September 30, 2019 taking into consideration both positive and negative evidence that existed as of that date. Based on this evaluation, management believes that FNCB’s future taxable income will be sufficient to utilize deferred tax assets. Accordingly, management concluded that no valuation allowance for deferred tax assets was required at September 30, 2019.

FINANCIAL CONDITION

Assets

Total assets decreased $40.5 million, or 3.3%, to $1.197 billion at September 30, 2019 from $1.238 billion at December 31, 2018. The change in total assets primarily reflected decreases in loans and available-for sale debt securities, partially offset by an increase in cash and cash equivalents and other assets. Net loans decreased $2.0 million, or 0.2%, to $827.6 million at September 30, 2019 from $829.6 million at December 31, 2018, which primarily reflected the planned runoff of indirect automobile loan balances and the anticipated payoff of two large municipal loans, partially offset by growth in construction, land acquisition and development loans. Available-for-sale debt securities decreased  $41.4 million, or 14.0%, to $254.6 million at September 30, 2019 from $296.0 million at December 31, 2018.  Market opportunities allowed for the sale of securities to supplement cyclical deposit trends, minimize wholesale funding utilization and record additional non-interest income. Bank premises and equipment, net increased $2.8 million, or 19.7%, which largely reflected the completion of the new Main Office. Other assets increased $2.6 million, or 25.0%, to $12.7 million at September 30, 2019 from $10.1 million at December 31, 2018, which was largely due to the capitalization of the right of use assets associated with FNCB's operating leases upon the adoption of new accounting guidance for leases that became effective on January 1, 2019.  Total deposits decreased by $131.6 million, or 12.0%, to $964.1 million at September 30, 2019 from $1.096 billion at December 31, 2018. The deposit decrease was primarily attributable to cyclical net outflows of municipal deposits and a reduction in the utilization of wholesale brokered deposits. Conversely, borrowed funds increased $55.5 million, or 162.2%, to $89.8 million at September 30, 2019 as compared to $34.2 million at December 31, 2018.

Cash and Cash Equivalents

Cash and cash equivalents increased $1.0 million, or 2.8%, to $37.5 million at September 30, 2019 from $36.5 million at December 31, 2018. The increase was due primarily to proceeds received from the capital raise, from sale and repayments of available-for-sale debt securities, net of purchases and an increase in borrowed funds, partially offset by cyclical reductions in deposits. FNCB paid dividends of $0.05 per share and $0.15 per share for the three months and nine months ended September 30, 2019, respectively, an increase of 25.0% compared to dividends of $0.04 per share and $0.12 per share for the respective periods of 2018.

Securities

FNCB’s investment securities portfolio provides a source of liquidity needed to meet expected loan demand and interest income to increase profitability. Additionally, the investment securities portfolio is used to meet pledging requirements to secure public deposits and for other purposes. Debt securities are classified as either held-to-maturity or available-for-sale at the time of purchase based on management's intent. Held-to-maturity securities are carried at amortized cost, while available-for-sale securities are carried at fair value, with unrealized holding gains and losses reported as a component of shareholders’ equity in accumulated other comprehensive income (loss), net of tax. At September 30, 2019 and December 31, 2018, all debt securities were classified as available-for-sale. Equity securities with readily determinable fair values are carried at fair value, with gains and losses due to fluctuations in market value included in the consolidated statements of income. Securities with limited marketability and/or restrictions, such as FHLB of Pittsburgh stock, are carried at cost. Decisions to purchase or sell investment securities are based upon management’s current assessment of long- and short-term economic and financial conditions, including the interest rate environment and asset/liability management, liquidity and tax-planning strategies.

At September 30, 2019, the investment portfolio was comprised principally of fixed-rate and floating-rate securities issued by U.S. government or U.S. government-sponsored agencies, which include mortgage-backed securities and residential and commercial collateralized mortgage obligations (“CMOs”), fixed-rate taxable obligations of state and political subdivisions and corporate debt securities. Except for U.S. government and government-sponsored agencies, there were no securities of any individual issuer that exceeded 10.0% of shareholders’ equity at September 30, 2019.

The following table presents the carrying value of debt securities, all of which were classified as available-for-sale and carried at fair value at September 30, 2019 and December 31, 2018:

Composition of the Investment Portfolio

	September 30,	December 31,
(in thousands)	2019	2018
Available-for-sale debt securities
Obligations of state and political subdivisions	$101,683	$152,187
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	66,840	34,207
Collateralized mortgage obligations - commercial	43,822	73,640
Mortgage-backed securities	18,745	23,934
Private collateralized mortgage obligations	10,063	2,913
Corporate debt securities	6,101	4,936
Asset-backed securities	5,229	1,802
Negotiable certificates of deposit	2,183	2,413
Total available-for-sale debt securities	$254,666	$296,032

Management monitors the investment portfolio regularly and adjusts the investment strategy to reflect changes in liquidity needs, asset/liability strategy and tax planning requirements. FNCB currently has $30.0 million in net operating loss ("NOL") carryovers, which it uses to offset any taxable income. Because of this tax position, there is no benefit from holding tax-exempt obligations of state and political subdivisions. Accordingly, management actions during recent periods have reflected current tax planning initiatives focused on generating sustained taxable income to be able to reduce NOL carryovers.

Market opportunities during the three and nine months ended September 30, 2019 provided management with the ability to sell lower-yielding securities at a gain and reinvest a portion of the proceeds into higher yielding securities within FNCB's risk tolerance. Additionally, the current ALCO strategy involves utilizing FNCB's security portfolio to shorten FNCB's short-term liability sensitivity. During the three months ended September 30, 2019, FNCB sold 26 available-for-sale debt securities including 19 taxable obligations of state and political subdivisions and seven U.S. government/government-sponsored agency mortgage-backed securities and CMOs. The securities sold had an aggregate amortized cost of $40.7 million with a weighted-average yield of 2.20%. For the third quarter of 2019, gross proceeds received totaled $41.1 million, with a net gain of $379 thousand realized upon the sales included in non-interest income. For the three months ended September 30, 2019, purchases of available-for-sale debt securities totaled $11.3 million with a weighted-average yield of 2.64%, including two U.S. government/government-sponsored CMOs, one taxable obligations of state and political subdivisions and one private asset-backed security.

During the nine months ended September 30, 2019, FNCB sold 66 available-for-sale debt securities, including 51 taxable obligations of state and political subdivisions and 14 U.S. government/government-sponsored agency mortgage-backed securities and CMOs. The securities sold had an aggregate amortized cost of $101.6 million and a weighted average yield 2.43%.  Gross proceeds received totaled $102.3 million, with net gains of $702 thousand realized upon the sales, which was included in non-interest income. For the nine months ended September 30, 2019, FNCB purchased 13 securities with an aggregate amortized cost of $55.8 million and a weighted-average yield of 2.94%. The purchases included eight U.S. government agency CMOs, one private CMO, two asset-backed securities, one state and political subdivisions and one corporate bond. In order to mitigate FNCB's short-term liability sensitivity, six of the eight U.S. government agency bonds purchased with an aggregate cost of $30.6 million were floating-rate securities issued by GNMA. Additionally, at September 30, 2019, FNCB committed to purchase three securities, when issued, including two taxable obligations of state and political subdivisions and one private CMO with an aggregate cost of $6.0 million and a weighted-average yield of 2.78%.

The following table presents the maturities of available-for-sale debt securities, based on carrying value at September 30, 2019 and the weighted average yields of such securities calculated on the basis of the amortized cost and effective yields weighted for the scheduled maturity of each security. The yields on tax-exempt obligations of state and political subdivisions are presented on a tax-equivalent basis using the federal corporate income tax rate of 21.0%. Because residential, commercial and private collateralized mortgage obligations, mortgage-backed securities and asset-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following summary.

Maturity Distribution of the Investment Portfolio

	September 30, 2019
(dollars in thousands)	Within One Year	>1 - 5 Years	6 - 10 Years	Over 10 Years	Collateralized Mortgage Obligations, Mortgage-Backed and Asset-Backed Securities	Total
Available-for-sale debt securities
Obligations of state and political subdivisions	$1,004	$41,666	$54,940	$4,073	$-	$101,683
Yield	2.30%	2.79%	2.92%	3.58%		2.89%
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	-	-	-	-	66,840	66,840
Yield					2.82%	2.82%
Collateralized mortgage obligations - commercial	-	-	-	-	43,822	43,822
Yield					2.49%	2.49%
Mortgage-backed securities	-	-	-	-	18,745	18,745
Yield					3.06%	3.06%
Private collateralized mortgage obligations	-	-	-	-	10,063	10,063
Yield					3.16%	3.16%
Corporate debt securities	-	-	6,101	-	-	6,101
Yield			6.46%			6.46%
Asset-backed securities	-	-	-	-	5,229	5,229
Yield					2.98%	2.98%
Negotiable certificates of deposit	2,183	-	-	-	-	2,183
Yield	2.17%					2.17%
Total available-for-sale debt securities	$3,187	$41,666	$61,041	$4,073	$144,699	$254,666
Weighted average yield	2.21%	2.79%	3.27%	3.58%	2.78%	2.91%

OTTI Evaluation

There was no OTTI recognized during the nine months ended September 30, 2019 or 2018. For additional information regarding management’s evaluation of securities for OTTI, see Note 3, “Securities” of the notes to consolidated financial statements included in Item 1 hereof.

The following table presents the investment in FNCB’s restricted securities, which have limited marketability and are carried at cost, at September 30, 2019 and December 31, 2018:

	September 30,	December 31,
(in thousands)	2019	2018
Stock in Federal Home Loan Bank of Pittsburgh	$4,184	$3,113
Stock in Atlantic Community Banker's Bank	10	10
Total restricted securities, at cost	$4,194	$3,123

Management noted no indicators of impairment for the Federal Home Loan Bank of Pittsburgh or Atlantic Community Banker’s Bank stock at September 30, 2019 and December 31, 2018.

FNCB owns a $1.7 million investment in the common stock of a privately-held bank holding company. The common stock was purchased during 2017 as part of a private placement pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, for offerings not involving any public offering. The common stock of such bank holding company is not currently traded on any established market and is not expected to be traded in the near future on any securities exchange or established over-the-counter market. FNCB has elected to account for this transaction as an investment in an equity security without a readily determinable fair value. An equity security without a readily determinable fair value shall be written down to its fair value if a qualitative assessment indicates that the investment is impaired, with a fair value less than its carrying value. The $1.7 million investment is included in other assets in the consolidated statements of financial condition at September 30, 2019 and December 31, 2018. As part of its qualitative assessment, management engaged an independent third party to provide a valuation of this investment as of September 30, 2019, which indicated that the investment was not impaired. Management determined that no adjustment for impairment was required at September 30, 2019.

Loans

Total loans, gross decreased $0.9 million, or 0.1%, to $834.3 million at September 30, 2019 from $835.2 million at December 31, 2018 due largely to the planned runoff of indirect automobile loans the anticipated payoffs of two large municipal loans, which more than entirely offset new loan originations. FNCB did experience moderate to strong growth in its construction, land acquisition and development, commercial real estate and commercial and industrial portfolios, however this growth was overshadowed by the reductions in the consumer and state and political subdivision portfolios.

Historically, commercial lending activities represent a significant portion of FNCB’s loan portfolio. Commercial lending includes commercial and industrial loans, commercial real estate loans and construction, land acquisition and development loans, and represented 57.8% and 52.0% of total loans at September 30, 2019 and December 31, 2018.

From a collateral standpoint, a majority of FNCB’s loan portfolio consists of loans secured by real estate. Real estate secured loans, which include commercial real estate, construction, land acquisition and development, residential real estate loans and home equity lines of credit (“HELOCs”), increased $33.8 million, or 7.2%, to $501.9 million at September 30, 2019 from $468.1 million at December 31, 2018. The increase was concentrated in construction, land acquisition and development loans and commercial real estate loans. Real estate secured loans represented 60.2% and 56.0% of total loans at September 30, 2019 and December 31, 2018, respectively.

Construction, land acquisition and development loans increased $18.6 million, or 89.2%, to $39.4 million at September 30, 2019 from $20.8 million at December 31, 2018, while commercial real estate loans grew $16.8 million, or 6.4%, to $279.6 million at September 30, 2019 from $262.8 million at December 31, 2018. Commercial real estate loans include long-term commercial mortgage financing and are primarily secured by first or second lien mortgages. Commercial and industrial loans, which consist primarily of equipment loans, working capital financing, revolving lines of credit and loans secured by cash and marketable securities, increased $12.5 million, or 8.3%, to $163.5 million at September 30, 2019 from $151.0 million at December 31, 2018.

Residential real estate loans totaled $165.8 million at September 30, 2019, an increase of $1.0 million, or 0.6%, from $164.8 million at December 31, 2018. The components of residential real estate loans include fixed-rate and variable-rate, amortizing mortgage loans. HELOCs are not included in this category but are included in consumer loans. FNCB primarily underwrites fixed-rate residential mortgage loans for sale in the secondary market to reduce interest rate risk and provide funding for additional loans. Additionally, FNCB offers its proprietary “WOW” mortgage product, which is a non-saleable mortgage with maturity terms of 7.5 to 19.5 years that provides customers with an attractive fixed interest rate, low closing costs and a guaranteed 30-day close.

Consumer loans, which are primarily comprised of indirect automobile loans and HELOCs, decreased by $28.4 million, or 16.0%, to $148.4 million at September 30, 2019 from $176.8 million at December 31, 2018.The majority of this decrease was concentrated within the indirect auto loan portfolio, as FNCB did not aggressively compete for these loans throughout 2019. The balance of indirect automobile loans decreased $26.4 million, or 17.0%, to $128.7 million at September 30, 2019 from $155.1 million at December 31, 2018. Due to the anticipated payoff of two large municipal loan relationships in the second quarter of 2019, loans to state and political subdivisions decreased $21.4 million, or 36.3%, to $37.6 million at September 30, 2019 from $59.0 million at December 31, 2018.

The following table presents loans receivable, net by major category at September 30, 2019 and December 31, 2018:

Loan Portfolio Detail

	September 30,	December 31,
(in thousands)	2019	2018
Residential real estate	$165,850	$164,833
Commercial real estate	279,591	262,778
Construction, land acquisition and development	39,371	20,813
Commercial and industrial	163,464	150,962
Consumer	148,435	176,784
State and political subdivisions	37,636	59,037
Total loans, gross	834,347	835,207
Unearned income	(71)	(70)
Net deferred loan costs	2,601	3,963
Allowance for loan and lease losses	(9,315)	(9,519)
Loans, net	$827,562	$829,581

Under industry regulations, a concentration is considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. Typically, industry guidelines require disclosure of concentrations of loans exceeding 10.0% of total loans outstanding. FNCB had no such concentrations at September 30, 2019 or December 31, 2018. In addition to industry guidelines, FNCB’s internal policy considers a concentration to exist in its loan portfolio if an aggregate loan balance outstanding to borrowers within a specific industry exceeds 25.0% of capital. However, management regularly reviews loans by all industry categories to determine if a potential concentration exists.

The following table presents industry concentrations within FNCB’s loan portfolio at September 30, 2019 and December 31, 2018:

Loan Concentrations

	September 30, 2019		December 31, 2018
(in thousands)	Amount	% of Gross Loans	Amount	% of Gross Loans
1-4 family residential investment properties	44,204	5.30%	38,756	4.64%
Retail space/shopping centers	$39,704	4.76%	$48,021	5.75%
Physicians	26,788	3.21%	25,379	3.04%

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

Under FNCB’s risk rating system, loans that are rated pass, special mention, substandard, doubtful, or loss are reviewed regularly as part of the risk management practices. The Credit Risk Management Committee, which consists of key members of management from finance, legal, retail lending and credit administration, meet monthly or more often as necessary to review individual problem credits and workout strategies and provides monthly reports to the Board of Directors.

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

The following table presents information about non-performing assets and accruing TDRs at September 30, 2019 and December 31, 2018:

Non-performing Assets and Accruing TDRs

	September 30,	December 31,
(dollars in thousands)	2019	2018
Non-accrual loans	$6,119	$4,696
Loans past due 90 days or more and still accruing	-	-
Total non-performing loans	6,119	4,696
Other real estate owned	412	919
Other non-performing assets	1,900	1,900
Total non-performing assets	$8,431	$7,515

Accruing TDRs	$7,828	$8,457
Non-performing loans as a percentage of gross loans	0.73%	0.56%

Total non-performing assets increased $916 thousand, or 12.2%, to $8.4 million at September 30, 2019 from $7.5 million at December 31, 2018. The increase was attributable to an increase in non-accrual loans, partially offset by a decrease in OREO. The increase in non-accrual loans resulted primarily from four large commercial relationships that were placed on non-accrual status throughout 2019, partially offset by the charge off of one non-accrual commercial and industrial loan in the second quarter of 2019. FNCB’s ratio of non-performing loans to total gross loans increased to 0.73% at September 30, 2019 from 0.56% at December 31, 2018. FNCB’s ratio of non-performing assets as a percentage of shareholders’ equity improved to 5.9% at September 30, 2019 from 8.7% at December 31, 2018, due to increases in FNCB's capital position following the capital raise completed in the first quarter of 2019 and net income generation. Management actively manages problem credits through workout efforts focused on developing strategies to resolve borrower difficulties through liquidation of collateral and other appropriate means. Additionally, management continues to monitor non-accrual loans, delinquency trends and economic conditions within FNCB’s market area on an on-going basis in order to proactively address any collection-related issues and mitigate any potential losses.

Other non-performing assets at September 30, 2019 and December 31, 2018 is comprised solely of a classified account receivable secured by an evergreen letter of credit in the amount of $1.9 million, received in 2011 as part of a settlement agreement for a large construction, land acquisition and development loan for a residential development project in the Pocono region of Monroe County, Pennsylvania. The agreement provides for payment to FNCB as real estate building lots are sold. The project was stalled due to a decline in real estate values in this area following the financial crisis of 2008. In 2016, management classified this receivable as substandard due to the length of holding time. In 2019, economic development in this market area has improved. Management continues to monitor this project closely and has confirmed that the developer for this project has resumed construction activity, including the completion of substantial infrastructure for the development, and has increased marketing and sales initiatives related to the project. As of September 30, 2019, no single-unit lots have been sold.

There were three residential mortgage loans modified as TDRs during the three months ended September 30, 2019. The modifications included a principal forbearance, capitalization of taxes and extension of terms and the loans had an aggregate pre and post-modification balance of $250 thousand and $261 thousand, respectively. For the nine months ended, September 30, 2019, four residential mortgage loans were modified as TDRs with an aggregate pre- and post-modification balance of $274 thousand and $285 thousand, respectively. There were no loans modified as TDRs during the three and nine months ended September 30, 2018. There were no TDRs modified within the previous 12 months that defaulted during the three and nine months ended September 30, 2019 and 2018. TDRs at September 30, 2019 and December 31, 2018 were $8.1 million and $9.2 million, respectively. Accruing and non-accruing TDRs were $7.8 million and $0.3 million, respectively at September 30, 2019 and $8.5 million and $0.7 million, respectively at December 31, 2018. FNCB was not committed to lend additional funds to any loan classified as a TDR at September 30, 2019.

The average balance of impaired loans was $12.3 million for both the three and nine months ended September 30, 2019 and 2018. For the nine months ended September 30, 2019 and 2018, impaired loans averaged $12.7 million and $11.4 million, respectively. FNCB recognized $97 thousand and $302 thousand of interest income on impaired loans for the three and nine months ended September 30, 2019, respectively and $106 thousand and $310 thousand for the respective periods of 2018.

The following table presents the changes in non-performing loans for the three and nine months ended September 30, 2019 and 2018. Loan foreclosures represent recorded investment at time of foreclosure not including the effect of any guarantees. There was one residential mortgage loan foreclosed upon during the three and nine months ended September 30, 2019. The loan was 100.0% sold to a third-party investor and had no recorded investment outstanding at time of foreclosure.

Changes in Non-Performing Loans

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Balance, beginning of period	$5,302	$3,469	$4,696	$2,578
Loans newly placed on non-accrual	1,707	2,261	4,801	5,325
Loans returned to performing status	-	-	(27)	-
Loan foreclosures	-	-	-	(25)
Loans charged-off	(411)	(1,032)	(1,978)	(2,726)
Loan payments received	(479)	(307)	(1,373)	(761)
Balance, end of period	$6,119	$4,391	$6,119	$4,391

The additional interest income that would have been earned on non-accrual and restructured loans had the loans been performing in accordance with their original terms for the three and nine months ended September 30, 2019 approximated $90 thousand and $267 thousand, respectively and $65 thousand and $150 thousand for the respective period of 2018.

The following table presents accruing loan delinquencies and non-accrual loans as a percentage of gross loans at September 30, 2019 and December 31, 2018:

Loan Delinquencies and Non-Accrual Loans

	September 30,	December 31,
	2019	2018
Accruing:
30-59 days	0.32%	0.32%
60-89 days	0.11%	0.05%
90+ days	0.00%	0.00%
Non-accrual	0.73%	0.56%
Total delinquencies	1.16%	0.93%

Total delinquencies as a percent of gross loans were 1.16% at September 30, 2019 compared to 0.93% at December 31, 2018.  The increase in total delinquent loans was primarily due to an increase in non-accrual loans of $1.4 million, coupled with an increase in accruing loans past due 60-89 days.

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

The ALLL equaled $9.3 million at September 30, 2019, a decrease of $0.2 million from $9.5 million at December 31, 2018. The decrease resulted from net loans charged-off of $1.0 million for the nine months ended September 30, 2019, partially offset by a $0.8 million provision for loan and lease losses for the same time period.

The ALLL consists of both specific and general components. The component of the ALLL that is related to impaired loans that are individually evaluated for impairment, the guidance for which is provided by ASC 310 “Impairment of a Loan” (“ASC 310”), was $0.3 million, or 3.1%, of the total ALLL at September 30, 2019, compared to $0.7 million, or 6.9%, of the total ALLL at December 31, 2018. A general allocation of $9.0 million was calculated for loans analyzed collectively under ASC 450 “Contingencies” (“ASC 450”), which represented 96.9% of the total ALLL of $9.3 million. Comparatively, at December 31, 2018, the general allocation for loans collectively analyzed for impairment amounted to $8.9 million, or 93.1%, of the total ALLL. The ratio of the ALLL to total loans at September 30, 2019 and December 31, 2018 was 1.11% and 1.13%, respectively, based on loans, net of net deferred loan costs and unearned income of $836.9 million and $839.1 million, respectively.

The following table presents an allocation of the ALLL by major loan category and percent of loans in each category to total loans at September 30, 2019 and December 31, 2018:

Allocation of the ALLL

	September 30, 2019		December 31, 2018
		Percentage		Percentage
		of Loans		of Loans
		in Each		in Each
		Category		Category
	Allowance	to Total	Allowance	to Total
(dollars in thousands)	Amount	Loans	Amount	Loans
Residential real estate	$1,158	19.88%	$1,175	19.74%
Commercial real estate	3,851	33.51%	3,107	31.46%
Construction, land acquisition and development	226	4.72%	188	2.49%
Commercial and industrial	1,991	19.59%	2,552	18.07%
Consumer	1,796	17.79%	2,051	21.17%
State and political subdivision	216	4.51%	417	7.07%
Unallocated	77	0.00%	29	0.00%
Total	$9,315	100.00%	$9,519	100.00%

The following table presents an analysis of the ALLL by loan category for the three and nine months ended September 30, 2019 and 2018:

Reconciliation of the ALLL

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(dollars in thousands)	2019	2018	2019	2018
Balance at beginning of period	$8,945	$9,459	$9,519	$9,034
Charge-offs:
Residential real estate	-	-	27	63
Commercial real estate	-	719	-	1,845
Construction, land acquisition and development	-	-	18	-
Commercial and industrial	216	5	976	86
Consumer	201	313	973	753
State and political subdivisions	-	-	-	-
Total charge-offs	417	1,037	1,994	2,747
Recoveries of charged-off loans:
Residential real estate	1	5	7	132
Commercial real estate	-	39	14	42
Construction, land acquisition and development	1	-	82	30
Commercial and industrial	58	58	265	205
Consumer	90	154	592	382
State and political subdivisions	-	-	-	-
Total recoveries	150	256	960	791
Net charge-offs	267	781	1,034	1,956
Provision for loan and lease losses	637	1,149	830	2,749
Balance at end of period	$9,315	$9,827	$9,315	$9,827

Net charge-offs as a percentage of average loans	0.03%	0.09%	0.13%	0.24%

Allowance for loan and lease losses as a percentage of gross loans outstanding at period end	1.11%	1.14%	1.11%	1.14%

Other Real Estate Owned

OREO consisted of four properties with an aggregate carrying value of $0.4 million at September 30, 2019 and six properties with an aggregate carrying value of $0.9 million at December 31, 2018. There were two properties with an aggregate fair value less cost to sell of $256 thousand that were foreclosed upon during the nine months ended September 30, 2019. The properties foreclosed upon were the collateral supporting investor-owned residential mortgage loans. The agreement with the investor requires FNCB to take title to the property upon foreclosure and FNCB is responsible for the property liquidation on behalf of the investor after foreclosure. There were four OREO properties, with an aggregate carrying value of $749 thousand, sold during the nine months ended September 30, 2019. FNCB realized a net gain of $20 thousand upon the sales, which is included in non-interest income for the nine months ended September 30, 2019. There were no properties foreclosed upon during the nine months ended September 30, 2018. There were two OREO properties, with a carrying value of $439 thousand, that were sold during the nine months ended September 30, 2018, which resulted in a net gain on the sales of $31 thousand.

The expenses related to maintaining OREO, not including adjustments to property values subsequent to foreclosure, and net of any income from operation of the properties, amounted to $48 thousand and $113 thousand for the three months and nine months ended September 30, 2019, respectively, compared to $19 thousand and $102 thousand for the respective periods of 2018.

FNCB actively markets OREO properties for sale through a variety of channels including internal marketing and the use of outside brokers/realtors. The carrying value of OREO is generally calculated at an amount not greater than 90% of the most recent fair market appraised value unless specific conditions warrant an exception. A 10% factor is generally used to estimate costs to sell, which is based on typical cost factors, such as 6% broker commission, 1% transfer taxes, and 3% various other miscellaneous costs associated with the sales process. This fair value is updated on an annual basis or more frequently if new valuation information is available. Deterioration in the real estate market could result in additional losses on these properties. For the three and nine months ended September 30, 2019, FNCB recorded valuation adjustments of $14 thousand. FNCB recorded valuation adjustments of  $72 thousand and $89 thousand related to OREO properties for the three and nine months ended September 30, 2018.

The following table presents the activity in OREO for the three and nine months ended September 30, 2019 and 2018:

Activity in OREO

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Balance, beginning of period	$560	$787	$919	$1,023
Property foreclosures	204	-	256	220
Valuation adjustments	(14)	(72)	(14)	(89)
Carrying value of OREO sold	(338)	-	(749)	(439)
Balance, end of period	$412	$715	$412	$715

The following table presents a distribution of OREO at September 30, 2019 and December 31, 2018:

Distribution of OREO

	September 30,	December 31,
(in thousands)	2019	2018
Land / lots	$85	$436
Commercial real estate	72	438
Residential real estate	255	45
Total other real estate owned	$412	$919

Liabilities

Total liabilities, which consist primarily of total deposits and borrowed funds, were $1.065 billion at September 30, 2019, a decrease of $75.9 million, or 6.6%, from $1.141 billion at December 31, 2018. The decrease was primarily attributable to a decrease in total deposits, partially offset by an increase in borrowed funds. Total deposits decreased $131.6 million, or 12.0%, to $964.1 million at September 30, 2019 from $1.096 billion at December 31, 2018. Specifically, interest-bearing deposits decreased $154.0 million, or 16.4%, to $785.0 million at September 30, 2019 from $939.0 million at December 31, 2018, while non-interest-bearing demand deposits increased $22.4 million, or 14.3%, to $179.0 million at September 30, 2019 from $156.6 million at December 31, 2018. The decrease in total deposits primarily reflected cyclical net outflows of municipal deposits, coupled with a decrease in the utilization of brokered deposits as a wholesale source of funding. Conversely, borrowed funds increased $55.5 million, or 162.2%, to $89.8 million at September 30, 2019 from $34.2 million at December 31, 2018. Management regularly monitors wholesale funding sources taking into consideration the cost of funds, diversification between funding sources and asset/liability management strategies. FNCB utilizes brokered deposits, including one-way purchases through the Promontory Interfinancial Network, deposits acquired through a national listing service, as well as overnight and term advances through the FHLB of Pittsburgh as wholesale sources of funds to supplement its deposit gathering initiatives.

Equity

Total shareholders’ equity increased $35.3 million, or 36.4%, to $132.6 million at September 30, 2019 from $97.2 million at December 31, 2018. The improvement in capital resulted primarily from the completion of a public offering of FNCB's common stock in the first quarter of 2019, which resulted in a net increase to capital after offering expenses of $21.3 million. Also factoring into the capital improvement was net income for the nine months ended September 30, 2019 of $7.6 million and a $9.1 million increase in accumulated other comprehensive income related to appreciation in the fair value of available-for-sale debt securities, net of deferred taxes. These improvements were partially offset by dividends declared and paid for the nine months ended September 30, 2019 of $3.0 million. Book value per common share was $6.57 at September 30, 2019, an increase of $0.79, or 13.7%, compared to $5.78 at December 31, 2018.

FNCB's total regulatory capital increased $25.9 million to $143.1 million at September 30, 2019 from $117.2 million at December 31, 2018. FNCB's total risk-based capital and Tier 1 leverage ratios improved to 15.72% and 11.27%, respectively at September 30, 2019 from 12.69% and 8.50%, respectively, at December 31, 2018. FNCB's and the Bank's risk-based capital ratios exceeded the minimum regulatory capital ratios required for well capitalized under prompt corrective action regulations. Based on the most recent notification from its primary regulator, the Bank was considered well capitalized at September 30, 2019 and December 31, 2018. There are not conditions or events since that notification that management believes would have changed this capital designation.

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

The statements of cash flows present the change in cash and cash equivalents from operating, investing and financing activities. Cash and due from banks and interest-bearing deposits in other banks, which comprise cash and cash equivalents, are FNCB’s most liquid assets. At September 30, 2019, cash and cash equivalents totaled $37.5 million, an increase of $1.0 million compared to $36.5 million at December 31, 2018, as net cash provided by operating and investing activities for the nine months ended September 30, 2019 was almost entirely offset by cash used in financing activities during that same time frame. Operating activities for the nine months ended September 30, 2019 provided net cash of $9.6 million.  Net cash provided by FNCB's investing activities was $49.2 million for the nine months ended September 30, 2019, which resulted primarily from sales and repayments of available-for-sale debt securities of $108.8 million, partially offset by cash used for purchases of available for sale debt securities of $55.8 million. Financing activities used $57.7 million in net cash for the nine months ended September 30, 2019, which resulted primarily from a decrease in deposits of $131.6 million, a principal reduction on subordinated debentures of $5.0 million and cash dividends paid of $3.0 million. Partially offsetting these cash outflows was proceeds from the issuance of common shares of $21.3 million and net proceeds from FHLB term and overnight advances of $60.5 million.

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

While ALCO regularly performs a wide variety of simulations under various strategic balance sheet and treasury yield curve scenarios, the following results reflect FNCB’s sensitivity over the subsequent twelve months based on the following assumptions:

●	asset and liability levels using September 30, 2019 as a starting point;
●	cash flows are based on contractual maturity and amortization schedules with applicable prepayments derived from internal historical data and external sources; and
●	cash flows are reinvested into similar instruments so as to keep interest-earning asset and interest-bearing liability levels constant.

The following table illustrates the simulated impact of parallel and instantaneous interest rate shocks of +400 basis points, +200 basis points, and -100 basis points on net interest income and the change in economic value over a one-year time horizon from the September 30, 2019 levels:

	Rates +200		Rates +400		Rates -100
	Simulation Results	Policy Limit	Simulation Results	Policy Limit	Simulation Results	Policy Limit
Earnings at risk:
Percent change in net interest income	(3.6)%	(12.5)%	(7.7)%	(20.0)%	1.3%	(10.0)%

Economic value at risk:
Percent change in economic value of equity	7.7%	(20.0)%	11.0%	(35.0)%	(10.0)%	(10.0)%

Model results at September 30, 2019 indicated that FNCB was liability rate sensitive over a one-year time horizon moving to an asset sensitive position in approximately months 13 though 15, and then continuing in an asset-sensitive position for the remaining periods of the model. The shift from liability sensitivity to asset sensitivity has continued to shorten. Model results as of June 30, 2019 indicated the shift from liability sensitivity to asset sensitivity would occur approximately in months 15-18, while model results as of March 31, 2019 showed the shift in months 18-24. During 2019, management took actions designed to shorten FNCB's liability sensitive position including reinvesting $40.3 million in proceeds from the sale of fixed-rate investments into floating-rate investments and converting $38.7 million in overnight FHLB advances into term borrowings with maturities of 9 and 24 months. Under the model, FNCB’s net interest income is expected to decrease 3.6% under a +200-basis point interest rate shock. Additionally, model results indicated that FNCB's economic value of equity is expected to increase 7.7% under a parallel shift in interest rates of +200 basis points. Under a -100-basis point interest rate shock, model results indicated that FNCB's net interest income would increase 1.3%, while the economic value of equity would decrease 10.0%, respectively. Management does not believe that the modeled decrease in the economic value of equity of 10.0%, which is equal to the current policy limit, poses any undue interest rate risk at September 30, 2019. Comparatively, model results at June 30, 2019 indicated net interest income would be expected to decrease 5.0% and economic value of equity would be expected to increase 0.6%given a +200-basis point rate shock. Conversely, given a -100 basis point rate shock at June 30, 2019, net interest income would be expected to increase 1.6% and the economic value of equity would decrease 5.2%.

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

As previously mentioned, as part of its ongoing monitoring, ALCO requires quarterly back testing of modeling results, which involves after-the-fact comparisons of projections with FNCB’s actual performance to measure the validity of assumptions used in the modeling techniques. As part of its quarterly review, management compared tax-equivalent net interest income recorded for the three months ended September 30, 2019 with tax-equivalent net interest income that was projected for the same three-month period. The variance between actual and projected tax-equivalent net interest income for the three-month period ended September 30, 2019 was $19 thousand, or 0.2%. ALCO performs a detailed rate/volume analysis between actual and projected results in order to continue to improve the accuracy of its simulation models.

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

For the three and nine months ended September 30, 2019, FNCB did not engage in any off-balance sheet transactions that would have or would be reasonably likely to have a material effect on its consolidated financial condition.

Item 3 — Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in FNCB’s exposure to market risk during the nine months ended September 30, 2019.  For discussion of FNCB’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in FNCB’s Form 10-K for the year ended December 31, 2018.

Item 4 — Controls and Procedures

FNCB’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of FNCB’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, FNCB’s Chief Executive Officer and Chief Financial Officer concluded FNCB’s disclosure controls and procedures were effective as of September 30, 2019.

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

There have been no changes in the status of the other litigation, if any, disclosed in FNCB’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

Registrant:  FNCB BANCORP, INC.

Date: November 5, 2019	By:	/s/ Gerard A. Champi
Gerard A. Champi
President and Chief Executive Officer

Date: November 5, 2019	By:	/s/ James M. Bone, Jr.
James M. Bone, Jr., CPA
Executive Vice President and Chief Financial Officer
Principal Financial Officer

Date: November 5, 2019	By:	/s/ Stephanie A. Westington
Stephanie A. Westington, CPA
Senior Vice President and Controller
Principal Accounting Officer