Form 10-K
period 2019-12-31
FNCB Bancorp, Inc.
filed 2020-03-09
CIK 1035976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File No. 001-38408

FNCB BANCORP, INC.

(Exact Name of Registrant as Specified in Its Charter)

Pennsylvania	23-2900790
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

102 E. Drinker St., Dunmore, PA	18512
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code (570) 346-7667

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock $1.25 Par Value	FNCB	Nasdaq Capital Market

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

The aggregate market value of the voting and non-voting common stock of the registrant, held by non-affiliates was $131,946,706 at June 30, 2019.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 20,173,308 shares of common stock as of March 9, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Items 10, 11, 12, 13 and 14 is incorporated by reference into Part III hereof from portions of the Proxy Statement for the registrant’s 2020 Annual Meeting of Shareholders.

Cautionary Note Regarding Forward-Looking Statements.

This Annual Report on Form 10-K contains statements which are forward-looking statements within the meaning of Section 27A of the Securities Act, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include statements relating to the outlook for which are subject to risks and uncertainties. These statements are based on assumptions and may describe future plans, strategies, financial conditions, results of operations and expectations of FNCB Bancorp, Inc. and its direct and indirect subsidiaries (collectively, “FNCB”). These forward-looking statements are generally identified by use of the words “may”, “should”, “will”, “could”, “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project”, “plan”, “future” or similar expressions. All statements in this report, other than statements of historical facts, are forward-looking statements.

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

●

weakness in the economic environment, in general, and within FNCB's market area could pose significant challenges for FNCB and could adversely affect FNCB's financial condition and results of operations;

●	FNCB’s concentrations of loans, including those to insiders and related parties, may create a greater risk of loan defaults and losses;
●

FNCB’s financial condition and results of operations would be adversely affected if the allowance for loan and lease losses is not sufficient to absorb actual losses or if increases to the allowance for loan and lease losses were required;

●

if management concludes that the decline in value of any of FNCB’s investment securities is other-than-temporary, FNCB is required to write down the security to reflect credit-related impairments through a charge to earnings;

●	changes in interest rates could reduce income, cash flows and asset values;
●	FNCB may not be able to retain or grow its core deposit base, which could adversely impact its funding costs;
●	FNCB is subject to credit risk, which could adversely affect its profitability;
●	FNCB’s risk management framework may not be effective in mitigating risks or losses to it;
●	FNCB is dependent on the use of data and modeling in both its management’s decision-making generally and in meeting regulatory expectations in particular;
●	FNCB’s portfolio of loans to small and mid-sized community-based businesses may increase its credit risk;
●	new lines of business, products, product enhancements or services may subject FNCB to additional risk;
●	the appraisals and other valuation techniques FNCB uses in evaluating and monitoring loans secured by real property and other real estate owned may not accurately reflect the net value of the asset;
●	FNCB depends on information technology and telecommunications systems of third parties, and any systems failures or interruptions could adversely affect its operations and financial condition;
●	FNCB may be adversely affected by the soundness of other financial institutions;
●	FNCB may face risks with respect to future expansion of acquisition activity;
●	FNCB depends on the accuracy and completeness of information provided by customers and counterparties;
●	FNCB could be subject to environmental risks and associated costs on its foreclosed real estate assets;
●	FNCB may not be able to successfully compete with others for business;
●	changes in either FNCB’s financial condition or in the general banking industry could result in a loss of depositor confidence;
●	FNCB is a bank holding company and depend on dividends from its subsidiary, FNCB Bank, to operate;
●	if FNCB loses access to wholesale funding sources, it may not be able to meet the cash flow requirements of its depositors, creditors, and borrowers, or have the operating cash needed to fund corporate expansion and other corporate activities;
●	interruptions or security breaches of FNCB’s information systems could negatively affect its financial performance, financial condition or reputation;
●

FNCB is subject to cybersecurity risks and security breaches and may incur increasing costs in an effort to minimize those risks and to respond to cyber incidents, and FNCB may experience harm to its reputation and liability exposure from security breaches;

●

if FNCB’s information technology is unable to keep pace with growth or industry developments or if technological developments result in higher costs or less advantageous pricing, financial performance may suffer;

●	FNCB relies on management and other key personnel and the loss of any of them may adversely affect its operations;
●	FNCB may be a defendant from time to time in a variety of litigation and other actions, which could have a material adverse effect on its financial condition, results of operations and cash flows;
●	the requirements of being a public company may strain FNCB’s resources and divert management's attention;
●	any deficiencies in FNCB’s financial reporting or internal controls could materially and adversely affect its business and the market price of FNCB’s common stock;
●	FNCB’s disclosure controls and procedures and internal controls over financial reporting may not achieve their intended objectives;
●	federal and state regulators periodically examine FNCB’s business and may require FNCB to remediate adverse examination findings or may take enforcement action against FNCB;
●	FNCB may be required to act as a source of financial and managerial strength for FNCB Bank in times of stress;
●	FNCB faces a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations;
●	FNCB is subject to numerous “fair and responsible” banking laws designed to protect consumers, and failure to comply with these laws could lead to a wide variety of sanctions;
●

FNCB is subject to laws regarding the privacy, information security and protection of personal information and any violation of these laws or another incident involving personal, confidential or proprietary information of individuals could damage FNCB’s reputation and otherwise adversely affect FNCB’s business;

●	rulemaking changes implemented by the Consumer Financial Protection Bureau will result in higher regulatory and compliance costs that may adversely affect FNCB’s business;
●	potential limitations on incentive compensation contained in proposed federal agency rulemaking may adversely affect FNCB’s ability to attract and retain its highest performing employees;
●	FNCB Bank’s FDIC deposit insurance premiums and assessments may increase;
●	new or changed legislation or regulation and regulatory initiatives could adversely affect FNCB through increased regulation and increased costs of doing business;
●	changes in accounting standards could impact FNCB’s reported earnings;
●	FNCB is subject to extensive government regulation, supervision and possible regulatory enforcement actions, which may subject FNCB to higher costs and lower shareholder returns;
●	FNCB may need to raise additional capital in the future, but that capital may not be available when it is needed and on terms favorable to shareholders;
●	damage to FNCB’s reputation could significantly harm its businesses, competitive position and prospects for growth;
●	short sellers of FNCB’s stock may be manipulative and may drive down the market price of FNCB’s common stock; and
●	other factors and risks described in Part II, Item 1A of this Annual Report on Form 10-K under the caption “Risk Factors.”

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. FNCB undertakes no obligation, other than as required by law, to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1.	Business

Overview

The Company

FNCB Bancorp, Inc. is a Pennsylvania business corporation and a registered bank holding company headquartered in Dunmore, Pennsylvania. FNCB Bancorp, Inc. incorporated in 1997 under its former name, First National Community Bancorp, Inc. and became an active bank holding company on July 1, 1998 when it acquired 100% ownership of FNCB Bank, formerly First National Community Bank. In this report, the terms “FNCB,” "the Company," “we,” “us,” and “our” refer to FNCB Bancorp, Inc. and its subsidiaries, unless the context requires otherwise. In certain circumstances, however, FNCB Bancorp, Inc. uses the term “FNCB” to refer to itself.

FNCB’s primary activity consists of owning and operating the Bank, which provides substantially all of FNCB’s earnings as a result of its banking services.

FNCB had net income of $11.1 million, $13.3 million, and $0.1 million in 2019, 2018 and 2017, respectively. Total assets were $1.204 billion at December 31, 2019, $1.238 billion at December 31, 2018 and $1.162 billion at December 31, 2017.

The Bank

Established as a national banking association in 1910, as of December 31, 2019 the Bank operated 17 full-service branch offices within its primary market area, Northeastern Pennsylvania, and a Limited Purpose Banking Office (“LPO”) based in Allentown, Lehigh County, Pennsylvania.

Mission and Vision

FNCB's mission is to make the banking experience of its customers, shareholders and employees simply better. FNCB strives to be a growing independent community bank, helping people, businesses and investors reach their financial goals.

Products and Services

Retail Banking

FNCB accomplishes its mission and vision by providing a wide variety of traditional banking products and services to individuals and businesses, including online, mobile and telephone banking, debit cards, check imaging and electronic statements. Deposit products include various checking, savings and certificate of deposit products, as well as a line of preferred products for higher-balance customers. The Bank is a member of the Promontory Interfinancial Network and participates in their Certificate of Deposit Account Registry (“CDARs”) and Insured Cash Sweep (“ICS”) programs, which provides customers with ability to secure Federal Deposit Insurance Corporation (“FDIC”) insurance on balances in excess of the standard limitations.

The Bank offers customers the convenience of 24-hour banking, seven days a week, through FNCB Online Banking (“FNCB Online”) and FNCB Business Online Banking via a secure website, https://www.fncb.com. FNCB’s online product suite includes bill payment, internal and external funds transfer and POP Money (person to person transfers), and Purchase Rewards. Through FNCB Online, customers can directly access their accounts, open new accounts and apply for a mortgage or obtain a pre-qualification approval through the Bank’s mortgage center. Customers can also access FNCB Online through the Bank’s mobile applications. Telephone banking (“Account Link”), a service that provides customers with the ability to access account information and perform related account transfers through the use of a touch tone telephone, is also available. FNCB’s mobile deposit, available to personal banking customers with access to FNCB Online and an eligible deposit account, allows customers to deposit checks, electronically from start to finish, from anywhere at any time. FNCB also offers its customers mobile payment solutions including Apple Pay®, Samsung Pay® and Google Pay®.

In addition, customers can access money from their deposit accounts by using their debit card to make purchases or withdraw cash from any automated teller machines (“ATMs”) including ATMs located in each of the Bank’s branch offices as well as additional locations. In 2019, FNCB became a member of AllPoint, the largest surcharge-free ATM network. AllPoint provides FNCB customers with access to over 55,000 ATMs, free of charge world wide, as well as a convenient mobile application to find the location of ATMs within the network. FNCB also provides its customers with CardValet®, a mobile application that allows FNCB debit cardholders the ability to receive fraud alert messages and manage when, where and how their debit card is used.

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

The Bank offers its retail and business customers several overdraft protection products including Bounce Protection, Instant Money and transfer from another FNCB checking or savings account, which provide customers with an added level of protection against unanticipated overdrafts due to cash flow emergencies and account reconciliation errors.

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

Residential Mortgage Loans and Home Equity Term Loans

FNCB offers a variety of fixed-rate 1-4 family residential loans and home equity term loans. FNCB’s suite of residential mortgage products include First Time Homebuyer mortgages, FHA and Home Possible® mortgages with low down payments to meet the home financing needs of customers. Home equity term loans have fixed interest rates with terms of up to 15 years. FNCB also offers a proprietary “WOW” mortgage, a first-lien, fixed-rate mortgage product with maturity terms ranging from 7.5 to 19.5 years. At December 31, 2019, 1-4 family residential mortgage loans totaled $170.7 million, or 20.7%, of the total loan portfolio. Except for the WOW mortgage, 1-4 family mortgage loans are originated generally for sale in the secondary market. However, FNCB may hold in portfolio 1-4 family residential mortgage loans as deemed necessary according to current asset/liability management strategies. During the year ended December 31, 2019, the Bank sold $9.6 million of 1-4 family mortgages. FNCB retains servicing rights on these mortgages.

Construction, Land Acquisition and Development Loans

FNCB offers interim construction financing secured by residential property for the purpose of constructing 1-4 family homes. FNCB also offers interim construction financing for the purpose of constructing residential developments and various commercial properties including shopping centers, office complexes and single purpose owner-occupied structures and for land acquisition. At December 31, 2019, construction, land acquisition and development loans amounted to $47.5 million and represented 5.7% of the total loan portfolio.

Commercial Real Estate Loans

Commercial real estate loans represent the largest portion of FNCB’s total loan portfolio and loans in this portfolio generally have larger loan balances. These loans are secured by a broad range of real estate, including but not limited to, office complexes, shopping centers, hotels, warehouses, gas stations, convenience markets, residential care facilities, nursing care facilities, restaurants, multifamily housing, farms and land subdivisions. At December 31, 2019, FNCB’s commercial real estate loans totaled $278.4 million, or 33.7%, of the total loan portfolio.

Commercial and Industrial Loans

FNCB generally offers commercial loans to sole proprietors and businesses located in its primary market area. The commercial loan portfolio includes, but is not limited to, lines of credit, dealer floor plan lines, equipment loans, vehicle loans and term loans. These loans are primarily secured by vehicles, machinery and equipment, inventory, accounts receivable, marketable securities and deposit accounts. At December 31, 2019, FNCB’s commercial and industrial loans totaled $147.6 million, or 17.9%, of the total loan portfolio.

Consumer Loans

Consumer loans include indirect automobile loans originated through various auto dealers in the Bank's market area, secured and unsecured installment loans, direct new and used automobile financing, home equity and personal lines of credit and overdraft protection loans.  Home equity lines of credit have adjustable interest rates based on the prime interest rate for the United States and are offered up to a maximum combined loan-to-value ratio of 90%, based on the property’s appraised value. At December 31, 2019, FNCB’s consumer loans totaled $138.2 million, or 16.7%, of the total loan portfolio.

State and Political Subdivision Loans

FNCB originates state and political subdivision loans, including general obligation and tax anticipation notes, primarily to municipalities in the Bank’s market area. At December 31, 2019, FNCB’s state and political subdivision loans totaled $43.9 million, or 5.3%, of the total loan portfolio.

See Note 2, “Summary of Significant Accounting Policies” and Note 5, "Loans" to the consolidated financial statements included in Item 8, "Financial Statements and Supplementary Data," to this Annual Report on Form 10-K for additional information regarding FNCB's loan portfolio and lending policies.

Wealth Management

FNCB offers customers wealth management services through a revenue share agreement with a third-party provider. Customers are able to access alternative deposit products such as mutual funds, annuities, stocks, and bonds directly for purchase from an outside provider. FNCB receives a percentage of the commission revenue generated from these transactions.

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

With certain limited exceptions, a bank holding company is prohibited from acquiring control of any voting shares of any company which is not a bank or bank holding company and from engaging directly or indirectly in any activity other than banking or managing or controlling banks or furnishing services to or performing services for its authorized subsidiaries.  A bank holding company may, however, engage in, or acquire an interest in a company that engages in, activities that the FRB has determined by order or regulation to be so closely related to banking or managing or controlling banks as to be properly incidental thereto.  In making such a determination, the FRB is required to consider whether the performance of such activities can reasonably be expected to produce benefits to the public, such as convenience, increased competition or gains in efficiency, which outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. The FRB is also empowered to differentiate between activities commenced de novo and activities commenced by the acquisition, in whole or in part, of a going concern.  Some of the activities that the FRB has determined by regulation to be closely related to banking include making or servicing loans, performing certain data processing services, acting as a fiduciary or investment or financial advisor, and making investments in corporations or projects designed primarily to promote community welfare.

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

FNCB also is subject to the periodic reporting requirements and anti-fraud regulations of the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") and, in connection with the offer and sale of securities, including FNCB's securities, the Securities Act of 1933, as amended.

FNCB’s shares of common stock began trading on the Nasdaq Capital Market on March 5, 2018 under the symbol "FNCB." Accordingly, FNCB is subject to certain financial, liquidity and corporate governance requirements imposed by Nasdaq. Non-compliance of these requirements could subject FNCB to potential denial of listing, or additional conditions, as necessary, to protect investors and the public interest. Prior to March 5, 2018, FNCB’s shares of common stock traded on the OTCQX marketplace under the symbol “FNCB.”

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

Branching and Interstate Banking. The federal banking agencies are generally authorized to approve interstate bank merger transactions.

The Dodd-Frank Act amended federal banking law to permit banks to establish de novo branches in other states to the same extent as a bank chartered by that state would be so permitted. The interstate banking and branching provisions of the federal banking laws would permit the Bank to merge with banks in other states and branch into other states and would also permit banks from other states to acquire banks in the Bank's market area and to establish de novo branches in the Bank’s market area.

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

Financial institutions are subject to extensive and detailed capital requirements, which generally follow a framework of rules adopted by the Basel Committee on Banking Supervision commonly referred to as Basel III. Basel III calls for the following capital requirements:

●	A minimum ratio of common equity tier I (“CET I”) capital to risk-weighted assets of 4.5%.
●	A minimum ratio of tier I capital to risk-weighted assets of 6%.
●	A minimum ratio of total capital to risk-weighted assets of 8%.
●	A minimum leverage ratio of 4%.

Basel III also establishes a "capital conservation buffer" of 2.5% above the regulatory minimum capital requirements for each of the CET I, tier I capital, and total capital ratios. The buffer must consist entirely of CET I capital. As a result, if a banking organization does not have a CET I, Tier I capital, and total capital ratios of at least 7.0%, 8.5% and 10.5%, respectively, its ability to make or commit to discretionary dividends and discretionary bonus payments to "executive officers" or engage in share repurchases or redemptions generally will be restricted in accordance with a pre-determined "maximum payout ratio."  Under the maximum payout ratio formula, a banking organization with a capital conservation buffer of less than 2.5% of risk-weighted assets would become subject to increasingly restrictive limitations on covered distributions (as a percentage of eligible retained income) as the capital conservation buffer decreases.

Basel III also included, as part of the definition of CET I capital, a requirement that banking institutions include the amount of Accumulated Other Comprehensive Income (“AOCI”), which primarily consists of unrealized gains and losses, net of tax, on available-for-sale securities, that are not other than temporarily impaired (“OTTI”) in calculating regulatory capital, unless the institution made a timely, one-time opt-out election from this provision. FNCB and the Bank elected to exclude AOCI in calculating regulatory capital.

Basel III provides for new deductions from and adjustments to CET I. These include, for example, under current rules, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from CET I to the extent that any one such category exceeds 25.00% of CET I.

Basel III also imposed changes to methodologies for determining risk weighted assets, including revisions to recognition of credit risk mitigation, such as a greater recognition of financial collateral and a wider range of eligible guarantors, the risk weighting of equity exposures and past due loans, and higher (greater than 100%) risk weighting for certain commercial real estate exposures that have higher credit risk profiles, including higher loan to value and equity components.

As noted in the discussion below relating Economic Growth, Regulatory Relief, and Consumer Protection Act, the FRB, effective August 30, 2018, raised the threshold of its "Small Bank Holding Company" exemption to the application of consolidated capital requirements for qualifying small bank holding companies from $1 billion to $3 billion of consolidated assets. Consequently, bank holding companies having less than $3 billion of consolidated assets are not subject to the consolidated capital requirements unless otherwise directed by the FRB.

Prompt Corrective Action. Under Section 38 of the Federal Deposit Insurance Act ("FDIA"), each federal banking agency is required to implement a system of prompt corrective action for an insured institution which it regulates. The federal banking agencies have promulgated substantially similar regulations, which integrate Basel III capital requirements, to implement the system of prompt corrective action established by Section 38 of the FDIA.

The following are the capital requirements under Basel III as integrated into the prompt corrective action category definitions. As of December 31, 2019, the following capital requirements were applicable to the Bank for purposes of Section 38 of the FDIA.

	Total	Tier I
	Risk-Based	Risk-Based	CET I	Leverage	Tangible Equity
Capital Category	Capital Ratio	Capital Ratio	Capital Ratio	Ratio	to Assets
Well capitalized	>/= 10.0%	>/= 8.0%	>/= 6.5%	>/= 5.0%	N/A
Adequately capitalized with conservation buffer	>/= 10.5%	>/= 8.5%	>/= 7.0%	>/= 4.0%	N/A
Adequately capitalized	>/= 8.0%	>/= 6.0%	>/= 4.5%	>/= 4.0%	N/A
Undercapitalized	< 8.0%	< 6.0%	< 4.5%	< 4.0%	N/A
Significantly undercapitalized	< 6.0%	< 4.0%	< 3.0%	< 3.0%	N/A
Critically undercapitalized	N/A	N/A	N/A	N/A	Less than 2.0%

Overall, management believes that implementation of Basel III did not have a material adverse effect on FNCB’s or the Bank’s capital ratios, earnings, shareholder’s equity, or its ability to pay discretionary bonuses to executive officers. At December 31, 2019, the Bank was “well capitalized” under the applicable requirements with a CET I capital and Tier I capital to risk-weighted assets ratios (for the Bank only) of 13.70%, a total capital to risk-weighted assets ratio of 14.77% and a leverage ratio of 10.36%. Similarly, at December 31, 2018, FNCB exceeded capital requirements for an institution to be considered "well capitalized" with with CET I capital and Tier I capital to risk-weighted assets ratios of 11.11%, a total capital to risk-weighted assets ratio of 12.17% and a leverage ratio of 8.27%.

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

●	creates the Financial Stability Oversight Council with authority to identify institutions and practices that might pose a systemic risk;
●	introduces additional corporate governance and executive compensation requirements on companies subject to the Exchange Act;
●	permits FDIC-insured banks to pay interest on business demand deposits;
●	requires that holding companies and other companies that directly or indirectly control an insured depository institution serve as a source of financial strength;
●	makes permanent the $250 thousand limit for federal deposit insurance at all insured depository institutions; and
●	permits national and state banks to establish interstate branches to the same extent as the branch host state allows establishment of in-state branches.

Consumer Financial Protection Bureau. The Dodd-Frank Act created the CFPB, which is granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act (“TILA”), Real Estate Settlement Procedures Act (“RESPA”), Fair Credit Reporting Act, Fair Debt Collection Practices Act, Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act, and certain other statutes. The CFPB has examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Smaller institutions are subject to rules promulgated by the CFPB, but continue to be examined and supervised by federal banking regulators for consumer compliance purposes. The CFPB has authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products. For example, the Dodd-Frank Act authorizes the CFPB to establish certain minimum standards for the origination of residential mortgages including, in certain circumstances, a determination of the borrower’s ability to repay. In addition, the Dodd-Frank Act allows certain borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage” as defined by the CFPB. The Dodd-Frank Act permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations.

Ability to Repay and Qualified Mortgage Rule. Pursuant to the Dodd-Frank Act in 2014, the CFPB amended Regulation Z, implementing the Truth in Lending Act, requiring mortgage lenders to make a reasonable and good faith determination based on verified and documented information that a consumer applying for certain mortgage loans has a reasonable ability to repay the loan according to its terms. In connection with certain mortgage loan transactions, lenders are required to determine consumers’ ability to repay in one of two ways. The first alternative requires the mortgage lender to consider the following eight underwriting factors when making the credit decision:

●	current or reasonably expected income or assets;
●	current employment status;
●	the monthly payment on the covered transaction;
●	the monthly payment on any simultaneous loan;
●	the monthly payment for mortgage-related obligations;
●	current debt obligations, alimony, and child support;
●	the monthly debt-to-income ratio or residual income; and
●	credit history.

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

TILA/RESPA Integrated Disclosures (“TRID”). In 2015, the CFPB implemented a rule combining the mortgage disclosures consumers previously received under TILA and RESPA. For more than 30 years, the TILA and RESPA mortgage disclosures had been administered separately by, respectively, the FRB and the U.S. Department of Housing and Urban Development. The rule requires lenders to provide applicants with the new Loan Estimate and Closing Disclosure and generally applies to most closed-end consumer mortgage loans.

The CFPB’s rulemaking, examination and enforcement authority has and will continue to significantly affect financial institutions offering consumer financial products and services, including FNCB and the Bank. These regulatory activities may limit the types of financial services and products the Bank may offer, which in turn may reduce FNCB’s revenues.

FDIC Insurance Premiums. Under the FDIC's risk-based assessment system, insured institutions were previously assigned one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution's assessment rate depended largely on the category to which it was assigned, with institutions deemed less risky paying lower FDIC deposit insurance premiums. The Dodd-Frank Act required the FDIC to revise its procedures to base deposit insurance assessments on each insured institution's total assets less tangible equity instead of deposits and also mandated that the Deposit Insurance Fund achieve a reserve ratio of 1.35% of insured deposits by September 2020.  Effective April 1, 2011, the range of possible base assessments was set between 2.5 and 45 basis points of total assets less tangible equity.  Effective July 1, 2016, the FDIC eliminated the previously utilized risk categories and based assessments for most banks on certain financial measures and supervisory ratings derived from statistical modeling estimating the probability of failure over three years, and also set maximum rates for institutions with composite CAMELS ratings of 1 or 2 and minimum rates for other institutions.  In connection with the Deposit Insurance Fund reserve ratio achieving 1.5% in July 2016, the total base assessment range (after possible adjustments) was reduced for most banks to 1.5 basis points to 30 basis points.  As of the September 2019 assessment date, when the Deposit Insurance Fund reserve ratio reached or exceeded 1.38%, banks with less than $10 billion of total consolidated assets began receiving certain "small bank assessment credits" for the portion of their assessments that contributed to the growth in the FDIC's fund reserve ratio from 1.15% to 1.35%; credits will be applied so long as the Deposit Insurance Fund reserve ratio is at or above 1.35%.

At December 31, 2019, the Bank was considered in the lowest risk category, for deposit insurance assessments and paid an annual assessment rate ranging from 0.0005 basis points to 0.0006 basis points on the assessment base of average consolidated total assets less the average tangible equity during the assessment period.

Economic Growth, Regulatory Relief, and Consumer Protection Act. The Economic Growth. Regulatory Relief, and Consumer Protection Act, enacted in May 2018 (the “Regulatory Relief Act”), amended certain provisions of the Dodd-Frank Act, as well as certain other statutes administered by the federal banking agencies.  Some of the key provisions of the Regulatory Relief Act as it relates to community banks and bank holding companies include: (i) designating mortgages held in portfolio as “qualified mortgages” for banks with less than $10 billion in assets, subject to certain documentation and product limitations; (ii) exempting banks with less than $10 billion in assets (and total trading assets and trading liabilities of 5% or less of total assets) from Volcker Rule requirements relating to proprietary trading; (iii) simplifying capital calculations for banks with less than $10 billion in assets by requiring federal banking agencies to establish a community bank leverage ratio of tangible equity to average consolidated assets of not less than 8% or more than 10%, and provide that banks that maintain tangible equity in excess of such ratio will be deemed to be in compliance with risk-based capital and leverage requirements; (iv) assisting smaller banks with obtaining stable funding by providing an exception for reciprocal deposits from FDIC restrictions on acceptance of brokered deposits; (v) raising the eligibility for use of short-form Call Reports from $1 billion to $5 billion in assets; (vi) clarifying definitions pertaining to high volatility commercial real estate loans (HVCRE), which require higher capital allocations, so that only loans with increased risk are subject to higher risk weightings; and (vii) changing the eligibility for use of the small bank holding company policy statement from institutions with under $1 billion in assets to institutions with under $3 billion in assets.

In September 2019, the federal banking agencies approved the final rule to implement the provisions of Section 201 of the Regulatory Relief Act.  Under the new rule, which became effective January 1, 2020, a qualifying community banking organization is defined as a depository institution or depository institution holding company with less than $10 billion in assets.  A qualifying community banking organization has the option to elect the Community Bank Leverage Ratio ("CBLR") framework if its CBLR is greater than 9%, it has off-balance sheet exposures of 25% or less of consolidated assets, and trading assets and liabilities of 5% or less of total consolidated assets. The leverage ratio for purposes of the CBLR is calculated as Tier I capital divided by average total assets, consistent with the manner banking organizations calculate the leverage ratio under generally applicable capital rules. Qualifying community banking organizations that exceed the CBLR level established by the agencies, and that elect to be covered by the CBLR framework, will be considered to have met:  (i) the generally applicable leverage and risk-based capital requirements under the banking agencies’ capital rules; (ii) the capital ratio requirements necessary to be considered “well capitalized” under the banking agencies’ prompt corrective action framework in the case of insured depository institutions; and (iii) any other applicable capital or leverage requirements.  For institutions that fall below the 9% capital requirement but remain above 8%, are allowed a two-quarter grace period to either meet the qualifying criteria again or to comply with the generally applicable capital rules. FNCB is still evaluating whether to elect to use the CBLR framework. FNCB does not believe that the changes resulting from the Regulatory Relief Act, including whether it elects to use the CBLR framework, will materially impact FNCB’s business, operations, or financial results.

Dividend Restrictions

FNCB is a legal entity separate and distinct from the Bank. FNCB ’s revenues (on a parent company only basis) and its ability to pay dividends to its shareholders are almost entirely dependent upon the receipt of dividends from the Bank. The right of FNCB, and consequently the rights of its creditors and shareholders to participate in any distribution of the assets or earnings of any subsidiary through the payment of such dividends or otherwise is necessarily subject to the prior claims of creditors of the subsidiary (including depositors) except to the extent that claims of FNCB , in its capacity as a creditor, may be recognized. Additionally, the ability of the Bank to pay dividends to FNCB is subject to Pennsylvania state law and various regulatory restrictions.

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

Employees

As of December 31, 2019, FNCB, including the Bank employed 224 persons, including 28 part-time employees.

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

The operations and financial results of FNCB are subject to various risks and uncertainties, including those described below. The risks and uncertainties described  below are not the only ones FNCB faces. Additional risks and uncertainties FNCB is unaware of, or currently believes are not material, may also become important factors affecting FNCB. If any of the following risks occur, FNCB’s business, financial condition, operating results and prospects could be materially and adversely affected. In that event, the price of the FNCB’s common stock could decline.

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

FNCB’s success depends primarily on the general economic conditions in the Commonwealth of Pennsylvania and the specific local markets in which it operates. Unlike larger national or other regional banks that are more geographically diversified, FNCB provides banking and financial services to customers primarily in the Lackawanna, Luzerne, Lehigh and Wayne County markets. The local economic conditions in these areas have a significant impact on the demand for FNCB’s products and services as well as the ability of customers to repay loans, the value of the collateral securing loans, and the stability of deposit funding sources. A significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, severe weather or natural disasters, outbreak of hostilities or other international or domestic occurrences, unemployment, changes in securities markets or other factors could impact these local economic conditions and, in turn, have a material adverse effect on FNCB’s financial condition and results of operations. Specifically, weakness in economic conditions could result in one or more of the following:

●	A decrease in the demand for FNCB's loans and other products and services;
●	A decrease in customer savings generally and in the demand for FNCB's savings and other deposit products; and
●	An increase in the number of customers and counterparties who become delinquent, file for protection under bankruptcy laws, or default on their loans or other obligations.

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

As of December 31, 2019, approximately 39.4% of FNCB’s loan portfolio consisted of commercial real estate loans and construction, land acquisition and development loans. These types of loans are generally viewed as having a higher risk of default than residential real estate loans or consumer loans. These types of loans are also typically larger than residential real estate loans and consumer loans. Because FNCB’s loan portfolio contains a significant number of commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. All non-performing loans totaled $9.1 million, or 1.10% of total gross loans, as of December 31, 2019, and $4.7 million, or 0.56% of total gross loans, as of December 31, 2018. Additional increases in non-performing loans in the future could result in an increase in the provision for loan and lease losses and an increase in loan charge-offs, both of which could have a material adverse effect on FNCB’s financial condition and results of operations. The lending activities in which the Bank engages carry the risk that the borrowers will be unable to perform on their obligations. As such, general economic conditions, nationally and in FNCB’s primary market area, will have a significant impact on its results of operations.

FNCB’s concentrations of loans, including those to insiders and related parties, may create a greater risk of loan defaults and losses.

A substantial portion of FNCB’s loans are secured by real estate in the Northeastern Pennsylvania market, and substantially all of its loans are to borrowers in that area. FNCB also has a significant amount of commercial real estate, commercial and industrial, construction, land acquisition and development loans and land-related loans for residential and commercial developments. At December 31, 2019, $513.7 million, or 62.2%, of gross loans were secured by real estate, primarily commercial real estate. Management has taken steps to mitigate commercial real estate concentration risk by diversification among the types and characteristics of real estate collateral properties, sound underwriting practices, and ongoing portfolio monitoring and market analysis. Of total gross loans, $47.5 million, or 5.7%, were construction, land acquisition and development loans. Construction, land acquisition and development loans have the highest risk of uncollectability. An additional $147.6 million, or 17.9%, of portfolio loans were commercial and industrial loans not secured by real estate. Historically, commercial and industrial loans generally have had a higher risk of default than other categories of loans, such as single family residential mortgage loans. The repayment of these loans often depends on the successful operation of a business and are more likely to be adversely affected by adverse economic conditions. While management believes that the loan portfolio is well diversified in terms of borrowers and industries, these concentrations expose FNCB to the risk that adverse developments in the real estate market, or in the general economic conditions in its general market area, could increase the levels of non-performing loans and charge-offs, and reduce loan demand. In that event, FNCB would likely experience lower earnings or losses. Additionally, if, for any reason, economic conditions in its market area deteriorate, or there is significant volatility or weakness in the economy or any significant sector of the area’s economy, FNCB’s ability to develop business relationships may be diminished, the quality and collectability of its loans may be adversely affected, the value of collateral may decline and loan demand may be reduced.

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

Outstanding loans and line of credit balances to directors, officers and their related parties totaled $77.9 million as of December 31, 2019. At December 31, 2019, there were no loans to directors, officers and their related parties that were categorized as criticized loans within the Bank’s risk rating system, meaning they are not considered to present a higher risk of collection than other loans. See Note 11, “Related Party Transactions” to the consolidated financial statements included in Item 8, "Financial Statements and Supplementary Data" and Item 13, “Certain Relationships and Related Transactions, and Director Independence” to this Annual Report on Form 10-K for more information regarding loans to officers and directors and/or their related parties.

FNCB’s financial condition and results of operations would be adversely affected if the ALLL is not sufficient to absorb actual losses or if increases to the ALLL were required.

The lending activities in which the Bank engages carry the risk that the borrowers will be unable to perform on their obligations, and that the collateral securing the payment of their obligations may be insufficient to assure repayment. FNCB may experience significant credit losses, which could have a material adverse effect on its operating results. Management makes various assumptions and judgments about the collectability of FNCB’s loan portfolio, including the creditworthiness of its borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of its loans, which it uses as a basis to estimate and establish its reserves for losses. In determining the amount of the ALLL, management reviews loans, loss and delinquency experience, and evaluates current economic conditions. If these assumptions prove to be incorrect, the ALLL may not cover inherent losses in FNCB’s loan portfolio at the date of its financial statements. Material additions to FNCB’s allowance or extensive charge-offs would materially decrease its net income. At December 31, 2019, the ALLL totaled $9.0 million, representing 1.08% of total loans.

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

FNCB held approximately $3.8 million in capital stock of the Federal Home Loan Bank of Pittsburgh (“FHLB”) as of December 31, 2019. FNCB must own such capital stock to qualify for membership in the Federal Home Loan Bank system which enables it to borrow funds under the FHLB advance program. If the FHLB were to cease operations, FNCB’s business, financial condition, liquidity, capital and results of operations may be materially and adversely affected.

FNCB’s risk management framework may not be effective in mitigating risks or losses.

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

FNCB uses simulation analysis to model net interest income for various interest rate scenarios over a five-year time horizon. Based on the simulation analysis, FNCB’s interest sensitivity profile at December 31, 2019 displayed liability sensitivity in the near term, next 12-15 months, moving to an asset sensitivity position in the later years of the model. Accordingly, based on its interest sensitivity profile, FNCB would expect a decrease in net interest income if interest rates rise over the next 12 months. However, net interest income is projected to trend upwards over the life of the simulation due primarily to higher replacement rates on loans and securities exceeding funding cost increases quarter over quarter. Conversely, FNCB would expect an increase in net interest income if interest rates decrease over the next 12 months, with net interest income projected to trend downward over the life of the simulation due primarily to lower replacements rates on loans and securities exceeding funding cost decreases quarter over quarter. These simulations are based on numerous assumptions, including but not limited to: the nature and timing of interest rate levels, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment of asset and liability cash flows, customer behavior in a rising rate environment and other factors. When short-term interest rates rise, the rate of interest FNCB pays on its interest-bearing liabilities may rise more quickly than the rate of interest that FNCB receives on its interest-earning assets, which may cause FNCB’s net interest income to decrease.

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

Uncertainty relating to the expected phase-out of the London Interbank Offered Rate (“LIBOR”) in 2021 may adversely affect FNCB.

LIBOR has been used extensively in the United States as a reference rate for various financial contracts, including adjustable-rate loans, asset-backed securities, and interest rate swaps. In 2017, the Chief Executive of the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced that the Financial Conduct Authority ("FCA") will not compel panel banks to submit rates for the calculation of LIBOR after 2021. The announcement means that the continuation of LIBOR on the current basis cannot be guaranteed after 2021. At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR, and it is impossible to predict the effect of any such alternatives on the value of LIBOR-based variable rate loans and other securities or financial arrangements, given LIBOR's current role in determining market interest rates globally. The uncertainty as to the nature and effect of such reforms and actions relating to the discontinuance of LIBOR may adversely affect the value of and return on certain of our financial assets and liabilities that are based on or are linked to LIBOR, which may adversely affect FNCB's results of operations or financial condition. In addition, LIBOR-related reforms may also require changes to the agreements that govern these LIBOR-based products, as well as FNCB's internal systems and processes.

FNCB may not be able to successfully compete with others for business.

FNCB competes for loans, deposits and investment dollars with numerous regional and national banks and other community banking institutions, online divisions of banks located in other markets as well as other kinds of financial institutions and enterprises, such as securities firms, insurance companies, savings associations, credit unions, mortgage brokers, private lenders and Fintech companies. There is also competition for banking business from competitors outside of its market area. As noted above, FNCB and the Bank are subject to extensive regulations and supervision, including, in many cases, regulations that limit the type and scope of activities. Many competitors have substantially greater resources and may offer certain services that FNCB and the Bank does not provide, and operate under less stringent regulatory environments. The differences in available resources and applicable regulations may make it harder for FNCB to compete profitably, reduce the rates that it can earn on loans and investments, increase the rates it must offer on deposits and other funds, and adversely affect its overall financial condition and earnings. Refer to the section entitled “Business – Competition” included in Item 1, "Business" to this Annual Report on Form 10-K for an additional discussion of FNCB's competitive environment.

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

Like many financial institutions, FNCB relies on customer deposits as its primary source of funding for its lending activities, and FNCB continues to seek customer deposits to maintain this funding base. FNCB’s future growth will largely depend on its ability to retain and grow its deposit base. As of December 31, 2019, FNCB had $1.002 billion in deposits. FNCB’s deposits are subject to potentially dramatic fluctuations in availability or price due to certain factors outside of its control, such as increasing competitive pressures for deposits, changes in interest rates and returns on other investment classes, customer perceptions of its financial health and general reputation, and a loss of confidence by customers in FNCB or the banking sector generally, which could result in significant outflows of deposits within short periods of time or significant changes in pricing necessary to maintain current customer deposits or attract additional deposits. Any such loss of funds could result in lower loan originations, which could have a material adverse effect on FNCB’s business, financial condition and results of operations.

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

FNCB is subject to cybersecurity risks and security breaches and may incur increasing costs in an effort to minimize those risks and to respond to cyber incidents, and FNCB may experience harm to its reputation and liability exposure from security breaches.

FNCB’s business involves the storage and transmission of customers' proprietary information and security breaches could expose FNCB to a risk of loss or misuse of this information, litigation and potential liability. While FNCB has not incurred a material cyber-attack or security breach to date, a number of other financial services and other companies have disclosed cyber-attacks and security breaches, some of which have involved intentional attacks. Attacks may be targeted at FNCB, its customers or both. Although FNCB devotes significant resources to maintain, regularly update and backup its systems and processes that are designed to protect the security of FNCB’s computer systems, software, networks and other technology assets and the confidentiality, integrity and availability of information belonging to FNCB or its customers, its security measures may not be effective against all potential cyber-attacks or security breaches. Despite FNCB’s efforts to ensure the integrity of its systems, it is possible that FNCB may not be able to anticipate, or implement effective preventive measures against, all security breaches of these types, especially because the techniques used change frequently or are not recognized until launched, and because cyber-attacks can originate from a wide variety of sources, including persons who are involved with organized crime or associated with external service providers or who may be linked to terrorist organizations or hostile foreign governments. These risks may increase in the future as FNCB continues to increase FNCB’s internet-based product offerings and expand its internal usage of web-based products and applications. If an actual or perceived security breach occurs, customer perception of the effectiveness of FNCB’s security measures could be harmed and could result in the loss of customers.

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

FNCB’s actual or perceived failure to identify and address various issues, including failure to properly address operational risks, could also give rise to reputation risk that could negatively impact business prospects. These issues include legal and regulatory requirements; consumer protection, fair lending, and privacy issues; properly maintaining customer and associated personal information; record keeping; protecting against money laundering; sales and trading practices; and ethical issues.

FNCB may be a defendant from time to time in a variety of litigation and other actions, which could have a material adverse effect on its financial condition, results of operations and cash flows.

FNCB has been and may continue to be involved from time to time in a variety of litigation matters arising out of its business. An increased number of lawsuits, including purported class action lawsuits and other consumer driven litigation, have been filed and will likely continue to be filed against financial institutions, which may involve substantial compensatory and/or punitive damages. Management believes the risk of litigation generally increases during downturns in the national and local economies. FNCB’s insurance may not cover all claims that may be asserted against it, and any claims asserted against it, regardless of merit or eventual outcome, may harm its reputation and may cause it to incur significant expense. Should the ultimate judgments or settlements in any litigation exceed insurance coverage, they could have a material adverse effect on its financial condition, results of operations and cash flows. In addition, FNCB may not be able to obtain appropriate types or levels of insurance in the future, nor may it be able to obtain adequate replacement policies with acceptable terms, if at all. Refer to Item 3, “Legal Proceedings” to this Annual Report on Form 10-K for an additional discussion of FNCB's current legal matters.

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

The outbreak of the recent coronavirus ("COVID-19"), or an outbreak of another highly infectious or contagious disease, could adversely affect FNCB’s business, financial condition and results of operations.

FNCB's business is dependent upon the willingness and ability of its customers to conduct banking and other financial transactions. The spread of a highly infectious or contagious disease, such as COVID-19, could cause severe disruptions in the U.S. economy, which could in turn disrupt the business, activities, and operations of FNCB’s customers, as well the business and operations of FNCB. Moreover, since the beginning of January 2020, the coronavirus outbreak has caused significant disruption in the financial markets both globally and in the United States. The spread of COVID-19, or an outbreak of another highly infectious or contagious disease, may result in a significant decrease in business and/or cause FNCB’s customers to be unable to meet existing payment or other obligations to FNCB, particularly in the event of a spread of COVID-19 or an outbreak of an infectious disease in FNCB’s market area. Although FNCB maintains contingency plans for pandemic outbreaks, a spread of COVID-19, or an outbreak of another contagious disease, could also negatively impact the availability of key personnel of FNCB necessary to conduct the business of FNCB.  Such a spread or outbreak could also negatively impact the business and operations of third party service providers who perform critical services for FNCB’s business.  If COVID-19, or another highly infectious or contagious disease, spreads or the response to contain COVID-19 is unsuccessful, FNCB could experience a material adverse effect on its business, financial condition, and results of operations.

Risks Related to FNCB’s Industry

Federal and state regulators periodically examine FNCB’s business and may require FNCB to remediate adverse examination findings or may take enforcement action against FNCB.

The Federal Reserve, the Federal Deposit Insurance Corporation (“FDIC”) and the Pennsylvania Department of Banking and Securities (“PADOBS”), periodically examine FNCB’s business, including its compliance with laws and regulations. If, as a result of an examination, the Federal Reserve, FDIC or PADOBS were to determine that FNCB’s financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of any of FNCB’s operations had become unsatisfactory, or that FNCB were in violation of any law or regulation, they may take a number of different remedial actions as they deem appropriate. These actions include the power to require FNCB to remediate any such adverse examination findings.

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

The banking industry is subject to extensive regulation and supervision that govern almost all aspects of its operations. The extensive regulatory framework is primarily intended to protect the federal deposit insurance fund and depositors, not shareholders. Compliance with applicable laws and regulations can be difficult and costly and, in some instances, may put banks at a competitive disadvantage compared to less regulated competitors such as finance companies, mortgage banking companies, leasing companies and internet-based Fintech companies. FNCB’s regulatory authorities have extensive discretion in their supervisory and enforcement activities, including with respect to the imposition of restrictions on the operation of a bank or a bank holding company, the imposition of significant fines, the ability to delay or deny merger or other regulatory applications, the classification of assets by a bank, and the adequacy of a bank’s allowance for loan losses, among other matters. If they deem FNCB to be operating in a manner inconsistent with safe and sound banking practices, these regulatory authorities can require the entry into informal and formal supervisory agreements, including board resolutions, memorandum of understanding, settlement agreements and consent or cease and desist orders, pursuant to which FNCB would be required to implement identified corrective actions to address cited concerns and/or to refrain from taking certain actions in the form of injunctive relief. In recent years, the banking industry has faced increased regulation and scrutiny; for instance, areas such as BSA compliance (including BSA and related anti-money laundering regulations) and real estate-secured consumer lending (such as Truth-in-Lending regulations, changes in Real Estate Settlement Procedures Act regulations, implementation of licensing and registration requirements for mortgage originators and more recently, heightened regulatory attention to mortgage and foreclosure-related activities and exposures) are being confronted with escalating regulatory expectations and scrutiny. Non-compliance with laws and regulations such as these, even in cases of inadvertent non-compliance, could result in litigation, significant fines and/or sanctions. Any failure to comply with, or any change in, any applicable regulation and supervisory requirement, or change in regulation or enforcement by such authorities, whether in the form of policies, regulations, legislation, rules, orders, enforcement actions, or decisions, could have a material impact on FNCB, the Bank and other affiliates, and its operations. Federal economic and monetary policy may also affect FNCB’s ability to attract deposits and other funding sources, make loans and investments, and achieve satisfactory interest spreads. Any failure to comply with such regulation or supervision could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on FNCB’s business, financial condition and results of operations. In addition, compliance with any such action could distract management’s attention from FNCB’s operations, cause it to incur significant expenses, restrict it from engaging in potentially profitable activities and limit its ability to raise capital.

New or changed legislation or regulation and regulatory initiatives could adversely affect FNCB through increased regulation and increased costs of doing business.

Changes in federal and state legislation and regulation may affect FNCB’s operations. New and modified regulations, such as the Dodd-Frank Act and Basel III, may have unforeseen or unintended consequences on the banking industry. The Dodd-Frank Act has implemented significant changes to the U.S. financial system, including the creation of new regulatory agencies (such as the Financial Stability Oversight Council to oversee systemic risk and the CFPB to develop and enforce rules for consumer financial products), changes in retail banking regulations, and changes to deposit insurance assessments. For example, the Dodd-Frank Act has implemented new requirements with respect to “qualified mortgages” and new mortgage servicing standards have, and may continue to, increase costs associated with this business. Refer to the section entitled “Business – The Bank – Consumer Financial Protection Bureau” included in Item 1, "Business" to this Annual Report on Form 10-K for a more detailed description of new or changed legislation or regulation and regulatory initiatives.

Additionally, final rules to implement Basel III adopted in July 2013 revise risk-based and leverage capital requirements and limit capital distributions and certain discretionary bonuses if a banking organization does not hold the required “capital conservation buffer.” The rule became effective for FNCB on January 1, 2015, with some additional transition periods. This additional regulation could increase compliance costs and otherwise adversely affect operations. Refer to the description in Item 1, "Business" to this Annual Report on Form 10-K under the heading “Capital Adequacy Requirements” for a more detailed description of the final rules. The potential also exists for additional federal or state laws or regulations, or changes in policy or interpretations, affecting many of FNCB’s operations, including capital levels, lending and funding practices, insurance assessments, and liquidity standards. The effect of any such changes and their interpretation and application by regulatory authorities cannot be predicted, may increase FNCB’s cost of doing business and otherwise affect FNCB’s operations, may significantly affect the markets in which it does business, and could have a materially adverse effect on FNCB.

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

In September 2019, the federal banking agencies approved the final rule to implement the provisions of Section 201 of the Regulatory Relief Act. Under the new rule, which became effective on January 1, 2020, a qualifying community banking organization is defined as a depository institution or depository institution holding company with less than $10.0 billion in assets. A qualifying community banking organization has the option to elect the CBLR framework if its CBLR is greater than 9.0% and it has off-balance sheet exposures of 25.0% or less of consolidated assets, and trading assets and liabilities of 5.0% or less of total consolidated assets. Qualifying community banking organizations that exceed the CBLR level established by the agencies, and that elect to be covered by the CBLR framework, will be considered to have met:  (i) the generally applicable leverage and risk-based capital requirements under the banking agencies’ capital rules; (ii) the capital ratio requirements necessary to be considered “well capitalized” under the banking agencies’ prompt corrective action framework in the case of insured depository institutions; and (iii) any other applicable capital or leverage requirements. This simplified capital regime, can provide no assurance that satisfaction of the CBLR will provide adequate capital for FNCB's operations and growth, or an adequate cushion against increase levels of nonperforming assets or weakened economic conditions.

Any new or revised standards adopted in the future may require us to maintain materially more capital, with common equity as a more predominant component, or manage the configuration of our assets and liabilities to comply with formulaic liquidity requirements. We may not be able to raise additional capital at all, or on terms acceptable to us. Failure to maintain capital to meet current or future regulatory requirements could have a significant material adverse effect on our business, financial condition and results of operations.

FNCB faces a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.

The Bank Secrecy Act of 1970, the Uniting and Strengthening America by Providing Appropriate Tools to Intercept and Obstruct Terrorism Act of 2001, or the USA Patriot Act or Patriot Act, and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and to file reports such as suspicious activity reports and currency transaction reports. FNCB is required to comply with these and other anti-money laundering requirements. FNCB’s federal and state banking regulators, the Financial Crimes Enforcement Network (“FinCEN”), and other government agencies are authorized to impose significant civil money penalties for violations of anti-money laundering requirements. FNCB is also subject to increased scrutiny of compliance with the regulations issued and enforced by the Office of Foreign Assets Control (“OFAC”). If FNCB’s program is deemed deficient, FNCB could be subject to liability, including fines, civil money penalties and other regulatory actions, which may include restrictions on FNCB’s business operations and its ability to pay dividends, restrictions on mergers and acquisitions activity, restrictions on expansion, and restrictions on entering new business lines. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have significant consequences to FNCB's reputation. Any of these circumstances could have a material adverse effect on FNCB’s business, financial condition or results of operations.

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

Until March 5, 2018, FNCB’s shares of common stock were quoted on the OTCQX.  An average of 5,669 shares of FNCB’s common stock traded on the OTCQX during 2017 on a daily basis. On March 5, 2018, FNCB’s shares of common stock began trading on The Nasdaq Capital Market®. An active, liquid market for FNCB’s shares of common stock did not previously exist; there can be no assurance that an active and liquid market will develop, or if one does develop, if it can be maintained. The absence of an active trading market may make it difficult for FNCB shareholders to sell FNCB’s shares of common stock at the prevailing price when desired or at all, particularly in large quantities. For a further discussion, see Item 5, “Market for Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities” to this Annual Report on Form 10-K.

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

FNCB’s common stock is not a bank deposit and, therefore, is not insured against loss by the FDIC, any other deposit insurance fund or by any other public or private entity. Investment in FNCB’s common stock is inherently risky for the reasons described in this “Risk Factors” section, and elsewhere in FNCB’s reports filed with the SEC, including under heading “Risk Factors” in this Annual Report on Form 10-K, or any subsequent report filed by FNCB. Investment in FNCB’s common stock is also subject to the market forces that affect the price of common stock in any company. As a result, shareholders may lose some or all of their investment in FNCB’s common stock.

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

FNCB is a public company, subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and applicable securities rules and regulations. Under FDIC regulations, the Sarbanes-Oxley Act and regulations increase the scope, complexity and cost of corporate governance, reporting and disclosure practices over those of non-public or non-reporting companies. Among other things, the Exchange Act requires that FNCB file annual, quarterly and current reports with respect to its business and operating results and maintain effective disclosure controls and procedures and internal control over financial reporting. As a Nasdaq listed company, FNCB is also required to prepare and file proxy materials which meet the requirements of the Exchange Act and the SEC's proxy rules. Compliance with these rules and regulations increase FNCB’s legal and financial compliance costs, make some activities more difficult, time-consuming or costly, and increase demand on FNCB’s systems and resources, particularly if FNCB becomes ineligible to report as a “smaller reporting company” as defined in the SEC’s regulations. In order to maintain, appropriately document and, if required, improve FNCB’s disclosure controls and procedures and internal control over financial reporting to meet the standards required by the Sarbanes-Oxley Act, significant resources and management oversight may be required. As a result, management's attention may be diverted from other business concerns, which could harm FNCB’s business and operating results. Additionally, any failure by FNCB to file its periodic reports with the SEC in a timely manner could, among other things, harm its reputation, cause its investors and potential investors to lose confidence in FNCB, restrict trading in or reduce the market price of FNCB’s common stock, and potentially limit its ability to access the capital markets.

As a public company, FNCB incurs significant legal, accounting, insurance, compliance and other expenses. Any deficiencies in FNCB’s financial reporting or internal controls could materially and adversely affect its business and the market price of FNCB’s common stock.

As a public company, FNCB incurs significant legal, accounting, insurance and other expenses. These costs and compliance with the rules of the SEC and the rules of Nasdaq increase FNCB’s legal and financial compliance costs and make some activities more time consuming and costly. SEC rules require that FNCB’s Chief Executive Officer and Chief Financial Officer periodically certify the existence and effectiveness of its internal control over financial reporting. In addition, FNCB is required to engage an independent registered public accounting firm to audit and opine on the design and operating effectiveness of its internal control over financial reporting. This process requires significant documentation of policies, procedures and systems, and review of that documentation and testing of FNCB’s internal control over financial reporting by its internal auditing and accounting staff and an independent registered public accounting firm. This process requires considerable time and attention from management, which could prevent FNCB from successfully implementing its business initiatives and improving its business, financial condition and results of operations, which may strain FNCB’s internal resources, and may increase its operating costs. FNCB may experience higher than anticipated operating expenses and outside auditor fees during the implementation of these changes and thereafter.

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

Changes which have been approved for future implementation, or which are currently proposed or expected to be proposed or adopted include requirements that we: (i) calculate the allowance for loan losses on the basis of the current expected credit losses over the lifetime of our loans, referred to as the CECL model, which is expected to be applicable to us beginning in 2023; and (ii) record the value of and liabilities relating to operating leases on our balance sheet, which was implemented in the beginning of 2019. These changes could adversely affect our capital, regulatory capital ratios, ability to make larger loans, earnings and performance metrics. Any such changes could have a material adverse effect on our business, financial condition and results of operations.

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

FNCB currently conducts business from its headquarters located at 102 E. Drinker Street, Dunmore, Pennsylvania, which now also houses the Bank’s Commercial Lending and Retail Banking Units. The Bank's new main office is located at 100 S. Blakely Street, Dunmore, Pennsylvania, 18512. At December 31, 2019, FNCB also operated sixteen additional community banking offices located throughout Lackawanna, Luzerne and Wayne counties, an LPO located in Allentown, Lehigh County, Pennsylvania, two administrative offices and another lending center located in Dunmore, Lackawanna County, Pennsylvania. Eight of the offices, as well as the LPO are leased and the balance are owned by the Bank. Except for potential remodeling of certain facilities to provide for the efficient use of work space and/or to maintain an appropriate appearance, each property is considered reasonably suitable and adequate for current and immediate future purposes except as discussed below.

As part of its responsibilities, management regularly evaluates FNCB’s delivery system and facilities including analyzing each office’s operating efficiency, location, foot traffic, structure and design. FNCB and the Bank have an ongoing comprehensive branch network improvement program that focuses on strengthening, better positioning and expanding its market coverage by developing new state-of-the-art customer facilities, as well as relocating and consolidating select locations. Initiatives FNCB executed under the branch network improvement program during the years ended December 31, 2019 and 2018 include:

●

On January 12, 2018, FNCB purchased a building that houses administrative offices located at 200 S. Blakely Street, Dunmore, Pennsylvania, for $2.15 million. FNCB had been leasing this property since 1994;

●

On May 30, 2018, FNCB completed the relocation and consolidation of three branches located in Luzerne County, Pennsylvania into a new state-of-the-art branch office. The three branches that were relocated are: the Hanover Township Branch located at 734 San Souci Parkway, Hanover Township, Pennsylvania; the Plains Township Branch located at 27 North River Street, Plains, Pennsylvania; and the Route 315 Branch located at 3 Old Boston Road, Pittston, Pennsylvania. The new branch office is located in the Richland 315 Development at 1150 Route 315, Wilkes-Barre (Plains Township), Luzerne County, Pennsylvania. FNCB leased the three relocated branches and leases the new Luzerne County facility. The Hanover Township Branch lease expired October 1, 2018. The Plains Township lease expires on October 31, 2020. FNCB currently operates an offsite, remote ATM at this location. Upon relocation, FNCB transferred the leasehold improvements for the Route 315 Branch to OREO at their fair value less cost to sell based upon a signed sales agreement from a third party. The sale was completed during 2019;

●

On June 14, 2018, FNCB purchased the real property, improvements and fixtures located at 196 N. Main Street, Shavertown, Luzerne County, Pennsylvania for $750 thousand to relocate its Back Mountain Branch located at 1919 Memorial Highway, Shavertown, Luzerne County, Pennsylvania. The new location facilitates accessibility for customers and provides FNCB with improved retail and commercial visibility. The relocation was completed on December 19, 2018. FNCB was under an operating lease for the former location, which expired on February 28, 2019;

●

At the end of the second quarter of 2019, FNCB completed the construction and re-location of its former main office located at 102 E. Drinker Street, Lackawanna County, Pennsylvania, into a new state-of-the-art office that was constructed directly across the street at 100 S. Blakely Street, Dunmore, Lackawanna, County, Pennsylvania. The property is owned by the Bank and housed a separate drive-thru location, as well as a drive-thru and a walk-up ATM. FNCB abandoned the existing drive-thru location and recorded an abandonment charge of $148 thousand, which was included in other losses in the consolidated statement of income for the year ended December 31, 2018. The project amounted to approximately $2.0 million in costs that were funded by cash generated through normal operations. The relocation has created operating efficiencies, enhanced customer service and improved accessibility.

●

Also in the second quarter of 2019 the Bank opened a new branch in Mountain Top, Pennsylvania. FNCB had purchased the real property, improvements and fixtures on December 14, 2018, which is located at 360 South Mountain Boulevard, Mountain Top, Luzerne County, Pennsylvania for $550 thousand. The deed contained a restriction under which FNCB had to agree not to operate, sell, or lease the property for a period of six months from the recording of the deed.

See Note 6, "Bank Premises and Equipment" of the notes to consolidated financial statements included in Item 8, "Financial Statements and Supplementary Data" to this Annual Report on Form 10-K for additional information about FNCB's properties.

Item 3.	Legal Proceedings

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

Market Prices of Stock and Dividends Paid

Effective with the market opening on Monday, March 5, 2018, FNCB’s common shares began trading on The Nasdaq Stock Market LLC ("Nasdaq") under the symbol "FNCB." Prior to the market opening on March 5, 2018, FNCB's common shares were quoted on the OTCQX under the symbol “FNCB.”

On January 28, 2019, FNCB announced that it had commenced a public offering of its shares of common stock in a firm commitment underwritten offering. On February 8, 2019, FNCB announced the closing of the public offering of 3,285,550 shares of its common stock, which includes 428,550 shares of common stock issued upon the exercise in full of the option to purchase additional shares granted to the underwriters, at a public offering price of $7.00 per share, less an underwriting discount of $0.35 per share. FNCB received net proceeds after deducting underwriting discounts and offering expenses of $21.3 million.

Following the close of the U.S. Stock Market on June 28, 2019, FNCB was added as member of the Russell 3000® index, when FTSE Russell reconstituted its comprehensive set of U.S. global equity indexes. The annual Russell indexes reconstitution captures the 4,000 largest U.S. stocks and ranks them by total market capitalization. Russell indexes are widely used by investment managers and institutional investors for index funds and as benchmarks for active investment strategies. As such, management believes that inclusion in Russell 3000® Index will continue to increase the visibility and liquidity of FNCB's common stock, as well as provide exposure to leading institutional investors.

Holders

As of February 28, 2020, there were approximately 1,703 holders of record of FNCB’s common shares. Because many of FNCB’s shares are held by brokers and other institutions on behalf of shareholders, FNCB is unable to estimate the total number of shareholders represented by these record holders.

Dividends

Dividends declared and paid were $4.0 million, or $0.20 per share, in 2019 and $2.9 million, or $0.17 per share, in 2018. The dividend payout ratio was 36.4% for the year ended December 31, 2019 and 21.4% for the year ended December 31, 2018. It is the present intent of the Board of Directors to continue paying quarterly dividends going forward. However, FNCB’s ability to declare and pay future dividends is dependent upon earnings, financial position, appropriate restrictions under applicable laws, legal and regulatory restrictions and other factors relevant at the time FNCB’s Board of Directors considers any declaration of any dividends. For a further discussion of FNCB’s and the Bank’s dividend restrictions, refer to Note 14, “Regulatory Matters/Subsequent Events” in the notes to consolidated financial statements in this Annual Report on Form 10-K.

On January 22, 2020, the Board of Directors declared a dividend of $0.055 per share for the first quarter of 2020. The dividend is payable on March 16, 2020 to shareholders of record as of March 2, 2020.

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

	For the Years Ended December 31,
(dollars in thousands, except per share data)	2019	2018	2017	2016	2015
Balance Sheet Data:
Total assets	$1,203,541	$1,237,732	$1,162,305	$1,195,599	$1,090,618
Available-for-sale debt securities	272,839	296,032	290,387	276,015	257,042
Net loans	819,529	829,581	761,609	722,860	721,926
Total deposits	1,001,709	1,095,629	1,002,448	1,015,139	821,546
Borrowed funds	57,219	34,240	60,278	78,847	160,112
Shareholders' equity	133,607	97,219	89,191	90,371	86,178

Income Statement Data:
Interest income	$46,056	$45,085	$37,848	$34,748	$32,201
Interest expense	9,796	8,578	4,800	4,197	4,801
Net interest income before provision (credit) for loan and lease losses	36,260	36,507	33,048	30,551	27,400
Provision (credit) for loan and lease losses	797	2,550	769	1,153	(1,345)
Non-interest income	7,620	11,790	7,225	6,203	7,800
Non-interest expense	29,682	29,327	28,069	27,545	28,464
Income before income taxes	13,401	16,420	11,435	8,056	8,081
Income tax expense (benefit)	2,326	3,071	11,288	1,747	(27,759)
Net income	11,075	13,349	147	6,309	35,840
Earnings per share, basic and diluted	0.56	0.79	0.01	0.38	2.17

Capital and Related Ratios:
Cash dividends declared per share	$0.20	$0.17	$0.13	$0.09	$-
Book value per share	6.62	5.78	5.32	5.43	5.22
Tier I leverage ratio (FNCB Bank only)	10.36%	8.27%	8.24%	8.63%	9.79%
Total risk-based capital to risk-adjusted assets (FNCB Bank only)	13.70%	12.17%	12.49%	12.81%	13.83%
Average equity to average total assets (1)	10.32%	7.10%	8.36%	8.42%	5.64%
Tangible equity to tangible assets	11.10%	7.85%	7.67%	7.56%	7.89%

Selected Performance Ratios:
Return on average assets (1)	0.92%	1.09%	0.01%	0.57%	3.57%
Return on average equity (1)	8.88%	15.38%	0.15%	6.82%	63.24%
Net interest margin (2)	3.27%	3.22%	3.23%	3.13%	2.99%
Noninterest income/operating income (2)	17.19%	20.56%	15.79%	14.88%	18.73%

Asset Quality Ratios:
Allowance for loan and lease losses/total loans	1.08%	1.13%	1.17%	1.15%	1.20%
Nonperforming loans/total loans	1.10%	0.56%	0.34%	0.31%	0.52%
Allowance for loan and lease losses/nonperforming loans	98.53%	202.7%	350.43%	376.86%	232.05%
Net charge-offs/average loans	0.16%	0.25%	0.02%	0.21%	0.20%
Loan loss provision/net charge-offs	58.35%	123.49%	499.35%	75.66%	***

*** Ratio is not meaningful for 2015.
(1) Average balances were calculated using average daily balances. Average balances for loans include non-accrual loans.
(2) Tax-equivalent adjustments were calculated using rates of 21.0 percent for 2019 & 2018 and 34.0 percent for prior years.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis (“MD&A”) represents an overview of the financial condition and results of operations of FNCB and should be read in conjunction with our consolidated financial statements and notes thereto included in Item 8, "Financial Statements and Supplementary Data" and Item 1A, "Risk Factors" of Part I to this Annual Report on Form 10-K.

FNCB is in the business of providing customary retail and commercial banking services to individuals, businesses and local governments and municipalities through its wholly-owned subsidiary, FNCB Bank’s 17 full-service branch offices within its primary market area, Northeastern Pennsylvania, and a LPO based in Allentown, Lehigh County, Pennsylvania.

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

Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumption that are difficult to predict, including those under "Part I, Item 1A. Risk Factors," and elsewhere in this Annual Report on Form 10-K. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are also cautioned not to place undue reliance on any forward-looking statements, which reflect management’s analysis only as of the date of this report, even if subsequently made available by FNCB on its website or otherwise.  FNCB does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of FNCB to reflect events or circumstances occurring after the date of this report.

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

The ALLL consists primarily of two components, a specific component and a general component. The specific component relates to loans that are classified as impaired. For such loans, an allowance is established when the discounted cash flows, collateral value or observable market price of the impaired loan is lower than the carrying value of that loan. The general component covers all other loans and is based on historical loss experience adjusted by qualitative factors. The general reserve component of the ALLL is based on pools of unimpaired loans segregated by loan segment and risk rating categories of “Pass”, “Special Mention” or “Substandard and Accruing.” Historical loss factors and various qualitative factors are applied based on the risk profile in each risk rating category to determine the appropriate reserve related to those loans. Substandard loans on non-accrual status above the $100 thousand loan relationship threshold and all loans considered troubled debt restructurings (“TDRs”) are classified as impaired. Based on its evaluations, management may establish an unallocated component that is used to cover any inherent losses that exist as of the evaluation date, but which may not have been identified under the methodology.

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

On a quarterly basis, management evaluates individual investment securities in an unrealized loss position for other than temporary impairment (“OTTI”). The evaluation for OTTI requires the use of various assumptions, including but not limited to, the length of time an investment’s fair value is less than book value, the severity of the investment’s decline, any credit deterioration of the issuer, whether management intends to sell the security, and whether it is more-likely-than-not that FNCB will be required to sell the security prior to recovery of its amortized cost basis. Debt investment securities deemed to have OTTI are written down by the impairment related to the estimated credit loss, and the non-credit related impairment loss is recognized in other comprehensive income. FNCB did not recognize any OTTI charges on investment securities for years ended December 31, 2019 and 2018 within the consolidated statements of income.

See Note 2, “Summary of Significant Accounting Policies” and Note 4, “Securities” of the notes to consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data” to this Annual Report on Form 10-K for additional information about valuation of securities and management's evaluation for OTTI.

Other Real Estate Owned

OREO consists of property acquired by foreclosure, abandonment or conveyance of deed in-lieu of foreclosure of a loan, and bank premises that are no longer used for operation or for future expansion. OREO is held for sale and is initially recorded at fair value less estimated costs to sell at the date of acquisition or transfer, which establishes a new cost basis. Upon acquisition of the property through foreclosure, or deed-in-lieu of foreclosure, any adjustment to fair value less estimated selling costs is recorded to the ALLL. The determination is made on an individual asset basis. Bank premises no longer used for operations or future expansion are transferred to OREO at fair value less estimated selling costs with any related write-down included in non-interest expense. Subsequent to acquisition, valuations are periodically performed and the assets are carried at the lower of cost or fair value less estimated cost to sell. Fair value is determined through external appraisals, current letters of intent, broker price opinions or executed agreements of sale, unless management determines that conditions exist that warrant an adjustment to the value. Costs relating to the development and improvement of the OREO properties may be capitalized; holding period costs and any subsequent changes to the valuation allowance are charged to expense as incurred.

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

FNCB records an income tax provision or benefit based on the amount of tax currently payable or receivable and the change in deferred tax assets and liabilities. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes. Management conducts quarterly assessments of all available positive and negative evidence to determine the amount of deferred tax assets that will more likely than not be realized. FNCB establishes a valuation allowance for deferred tax assets and records a charge to income if management determines, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, management considers past operating results, estimates of future taxable income based on approved business plans, future capital requirements and ongoing tax planning strategies. This evaluation process involves significant management judgment about assumptions that are subject to change from period to period depending on the related circumstances. The recognition of deferred tax assets requires management to make significant assumptions and judgments about future earnings, the periods in which items will impact taxable income, future corporate tax rates, and the application of inherently complex tax laws. The use of different estimates can result in changes in the amounts of deferred tax items recognized, which may result in equity and earnings volatility because such changes are reported in current period earnings. Management’s evaluation as of December 31, 2019 and 2018 concluded that no valuation allowance was necessary for net deferred tax assets.

In connection with determining the income tax provision or benefit, management considers maintaining liabilities for uncertain tax positions and tax strategies that it believes contain an element of uncertainty. Periodically, management evaluates each of FNCB’s tax positions and strategies to determine whether a liability for uncertain tax benefits is required. As of December 31, 2019 and 2018, management determined that FNCB did not have any uncertain tax positions or tax strategies and that no liability was required to be recorded.

See Note 2, “Summary of Significant Accounting Policies” and Note 10, “Income Taxes” of the notes to consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data” to this Annual Report on Form 10-K for additional information about the accounting for income taxes.

New Authoritative Accounting Guidance and Accounting Guidance to be Adopted in Future Periods

For information regarding new authoritative accounting guidance adopted by FNCB during the year ended December 31, 2019 and accounting guidance that FNCB will adopt in future periods, see Note 2, “Summary of Significant Accounting Policies” of the notes to consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data” to this Annual Report on Form 10-K.

EXECUTIVE OVERVIEW

The following overview should be read in conjunction with this MD&A in its entirety.

Public Offering

FNCB successfully completed a public offering of its common stock on February 8, 2019. The offering, which commenced on January 28, 2019, was a firm commitment underwritten offering. Upon the close of the offering, FNCB issued 3,285,550 shares of its common stock, including 428,550 shares issued upon the full exercise of the option granted to underwriters to purchase additional shares, at an offering price of $7.00 per share, less an underwriting discount of $0.35 per share. FNCB received net proceeds after deducting underwriting discounts and offering expenses of $21.3 million. Following the receipt of the proceeds, FNCB made a capital investment in FNCB Bank, its wholly-owned subsidiary of $17.8 million in the first quarter of 2019. Additionally, FNCB accelerated the final $5.0 million principal payment on the Subordinated debentures, which was originally due and payable on September 1, 2019 to February 8, 2019. Accelerating the principal payment resulted in interest cost savings of approximately $126 thousand in 2019.

Results of Operations

FNCB reported earnings in 2019 of $11.1 million, or $0.56 per diluted common share, a decrease of $2.2 million, or 17.0%, compared to $13.3 million, or $0.79 per diluted common share, in 2018. The decrease in 2019 net income compared to 2018 was primarily attributable to decreases in non-interest income and net interest income and an increase in non-interest expense, partially offset by reductions in the provision for loan and lease losses and income tax expense. Non-interest income decreased $4.2 million, or 35.6%, to $7.6 million in 2019 from $11.8 million in 2018. FNCB received an insurance recovery of $6.0 million in the fourth quarter of 2018, which was the primary contributor to the elevated level of non-interest income for that year. However, non-interest income in 2019 was positively impacted by net gains realized on the sale of available-for-sale securities of $1.2 million, compared to a net loss of $4 thousand realized on the sale of available-for-sale securities in 2018. Higher funding costs, coupled with reductions in earning asset volumes overshadowed an improvement in earning asset yields and reduced reliance on wholesale funding, which led to a slight decrease in net interest income of $0.2 million, or 4.4%, to $36.3 million in 2019 from $36.5 million in 2018. Non-interest expense increased by a modest $0.4 million, or 1.2%, to $29.7 million in 2019 from $29.3 million, which primarily reflected higher salaries and employee benefits, data processing costs and other operating expenses, partially offset by declines in regulatory assessments and other losses. The provision for loan and lease losses decreased $1.8 million to $0.8 million in 2019, from $2.6 million in 2018, which was caused largely by a decrease in the amount of net loans charged off and lower loan balances. Income tax expense decreased $0.8 million, or 24.3%, to $2.3 million in 2019 as compared to $3.1 million in 2018.

Return on average assets and return on average shareholders’ equity equaled 0.92% and 8.88%, respectively, in 2019, compared to 1.09% and 15.38%, respectively, in 2018.  FNCB paid dividends to holders of common stock of $0.20 per share in 2019, an increase of $0.03 per share, or 17.6%, compared to $0.17 per share in 2018. Total dividends declared and paid in 2019 equated to a dividend yield of approximately 2.37% based on the closing stock price of $8.45 per share on December 31, 2019. The dividend payout ratio increased to 36.4% in 2019 from 21.4% in 2018.

Balance Sheet Profile

Total assets decreased $34.2 million, or 2.8%, to $1.204 billion at December 31, 2019 from $1.238 billion at December 31, 2018. The decrease in total assets primarily reflected a decline in interest-earning assets. Specifically, loans, net of net deferred costs and unearned income, decreased $10.6 million, or 1.3%, to $828.5 million at December 31, 2019 from $839.1 million at December 31, 2018.  In addition, available-for-sale debt securities decreased $23.2 million, or 7.8%, to $272.8 million at December 31, 2019 from $296.0 million at December 31, 2018. Total deposits declined by $93.9 million, or 8.6%, to $1.002 billion at December 31, 2019 from $1.096 billion at December 31, 2018.  The decrease in deposits was primarily attributable to decreases in retail and wholesale time deposits, partially offset by an increase in non-interest bearing demand deposits. Borrowed funds amounted to $57.2 million at December 31, 2019, an increase of $23.0 million, or 67.1%, compared to $34.2 million at December 31, 2018. Specifically, Federal Home Loan Bank of Pittsburgh advances increased $28.0 million, or 147.8%, to $46.9 million at December 31, 2019 from $18.9 million at December 31, 2018, which was partially offset by the final $5.0 million principal repayment on the subordinated debentures.

Total shareholders’ equity increased $36.4 million, or 37.4%, to $133.6 million at December 31, 2019 from $97.2 million at the end of 2018, which was largely due to the completion of the public offering. Also factoring in to the capital improvement was net income in 2019 of $11.1 million and a $7.6 million increase in accumulated other comprehensive income related to appreciation in the fair value of available-for-sale debt securities, net of deferred taxes, partially offset by year-to-date dividends declared of $4.0 million. At December 31, 2019, FNCB Bank’s total risk-based capital ratio and the Tier 1 leverage ratio were 14.77% and 10.36%, respectively, which exceeded the 10.00% and 5.00% required to be well capitalized under the prompt corrective action provisions of the Basel III capital framework for U.S. banking organizations.

Management’s Focus in 2019

During 2019, management developed strategies and initiatives aimed at delivering its mission of bettering the banking experience for customers, while creating long-term value for shareholders. Initiatives to improve the customer experience included branch network expansion and modernization, as well as expanding and enhancing FNCB's electronic and traditional product and service offerings. With regard to creating long-term shareholder value, management has been focused on strategic business market opportunities to drive FNCB's financial performance through balance sheet repositioning, net interest margin enhancement, growth and diversification of non-interest revenue streams, as well as enhancing the marketability and liquidity of FNCB's stock. In order to assist in these initiatives, in 2019, FNCB appointed a Chief Banking Officer and a Chief Business Development Officer to its Executive Management Team. The Chief  Banking Officer, who has extensive retail financial sales and managerial experience oversees, FNCB's commercial lending, retail lending and retail banking units. The Chief Business Development Officer brings years of banking industry experience and will work to identify and develop business opportunities in new and existing markets.

As previously mentioned, FNCB successfully completed a public offering of its common stock in February 2019, which resulted in a net increase to capital after offering expenses of $21.3 million. Following the close of the U.S. Stock Market on June 28, 2019, FNCB was added as a member of the Russell 3000® Index, when FTSE Russell reconstituted its comprehensive set of U.S. and global equity indexes.  The annual Russell indexes reconstitution captures the 4,000 largest U.S. stocks and ranks them by total market capitalization. Russell indexes are widely used by investment managers and institutional investors for index funds and as benchmarks for active investment strategies.  As such, management believes that inclusion in Russell 3000® index will continue to increase the visibility and liquidity of FNCB's common stock, as well as provide exposure to leading institutional investors.

To facilitate loan and deposit growth initiatives, enhance efficiency, and improve the customer experience, during the second quarter of 2019, FNCB opened a de novo branch in Mountain Top, Luzerne County, Pennsylvania in a facility that was purchased in the fourth quarter of 2018.  Also in the second quarter of 2019, FNCB completed the construction and relocation of its main office into a new state-of-the-art facility.  The new main office is located directly across the street from the former main office at 100 S. Blakely Street, Dunmore, Lackawanna County, Pennsylvania.  The cost of the main office relocation project was approximately $2.0 million, which was funded by cash generated from operations in 2019. Both new branches feature the personal banker model and a relaxed, cafe-like atmosphere designed to enhance the customer's in-branch banking experience. The former main office has been renovated and now houses members of FNCB's Commercial Lending and Retail Banking Units. Additionally, FNCB is in the process of renovating several existing branch offices and making aesthetic enhancements to it's Dunmore, Pennsylvania campus including installing drainage, lighting, landscaping and decorative fencing and paving several parking lots.

In addition to its brick and mortar locations, management evaluates all of FNCB’s delivery channels on an ongoing basis as part of its comprehensive network improvement plan and has executed the following initiatives:

●

During 2019, FNCB continued to make enhancements to its entire automated teller machine (“ATM”) network which included the replacement of all existing machines with the newest generation machines. This initiative better safeguards sensitive customer information and creates internal efficiency as the new machines are equipped with anti-fraud and anti-skimming technology and provides for the direct imaging of all deposit transactions;

●

On October 4, 2019, FNCB joined AllPoint®, a third party ATM network that provides customers with access to approximately 55,000 surcharge-free ATMs throughout the United States, Canada, Mexico and the United Kingdom;

●

In the fourth quarter of 2019, FNCB began offering several electronic payment alternatives to customers, including Apple Pay, Samsung Pay and Google Pay, and plans to offer electronic money transfer through Zelle® in the first half of 2020; and

●	Also in the fourth quarter of 2019, FNCB launched a fresh and more user-friendly re-design of its website, www.fncb.com.

During the third quarter of 2019, management engaged an independent third party consultant under a revenue share agreement to conduct an evaluation of FNCB's non-interest revenue streams and fee structure to identify opportunities for enhancement.  Recommendations have been provided to and approved by management. Implementation of the approved recommendations were rolled out in the fourth quarter of 2019.

Focus for 2020

Looking ahead to 2020, management will complete renovations and enhancements to FNCB's branch infrastructure as well as certain administrative facilities. Additionally, management will continue to evaluate opportunities to expand FNCB's presence within the Lehigh Valley market area, as well as other opportunities for both organic and inorganic growth that may be presented.

SUMMARY OF FINANCIAL PERFORMANCE

Net Interest Income

Net interest income is the difference between (i) interest income, interest and fees on interest-earning assets, and (ii) interest expense, interest paid on deposits and borrowed funds. Net interest income represents the largest component of FNCB’s operating income and, as such, is the primary determinant of profitability. Net interest income is impacted by variations in the volume, rate and composition of earning assets and interest-bearing liabilities, changes in general market rates and the level of non-performing assets. Interest income is shown on a fully tax-equivalent basis using the corporate statutory tax rate of 21.0% in 2019 and 2018 and 34.0% in 2017.

Over the past year, the Federal Open Market Committee (“FOMC”) decreased the target rate a total of 75 basis points through three 25-basis point actions, occurring on August 1, 2019, September 19, 2019 and October 31, 2019. These actions resulted in corresponding decreases in the national prime rate to 4.75% at December 31, 2019 from 5.50% at December 31, 2018. FNCB experienced an increase in loan yields throughout 2019, despite variable- and adjustable-rate loans repricing downward and new loans originating at slightly lower interest rates in the later part of the year, compared to 2018. Throughout 2019, although there was a decrease in market interest rates the Bank remained competitive in rate offerings and experienced a slight increase in funding costs across interest-bearing deposits and borrowed funds.

Tax-equivalent net interest income declined slightly in 2019, decreasing $0.3 million to $36.7 million compared to $37.0 million in 2018. The decrease in tax-equivalent net interest income primarily reflected a $1.2 million increase in interest expense, which was partially offset by a $0.9 million increase in tax-equivalent interest income. The increase in interest expense reflected higher funding costs in the rates paid on interest-bearing demand deposits, time deposits, and borrowed funds, coupled with a slight increase in the volume of time deposits, which was partially offset by the decline in borrowed funds, as management was focused on reducing FNCB's reliance on wholesale funding. As a result average borrowed funds decreased $56.0 million, or 46.7% to $63.6 million in 2019 from $119.6 million in 2018. Tax-equivalent interest income in 2019 was positively impacted by higher rates on average earning assets, despite a decline in the overall volume of average earning assets.

Despite the slight decline in tax-equivalent net interest income, FNCB’s tax-equivalent interest margin increased 5 basis points to 3.27% in 2019 from 3.22% in 2018. Tax-equivalent net interest margin, a key measurement used in the banking industry to measure income from earning assets relative to the cost to fund those assets, is calculated by dividing tax-equivalent net interest income by average interest-earning assets. Additionally, rate spread, the difference between the average yield on interest-earning assets shown on a fully tax-equivalent basis and the average cost of interest-bearing liabilities, was stable at 3.07% for the years ended December 31, 2019 and 2018.

An increase in funding costs was the driving factor leading to the increase in interest expense of $1.2 million, or 14.2%, to $9.8 million in 2019 from $8.6 million in 2018. Rates paid on interest-bearing deposits increased 25 basis points to 0.96% in 2019 from 0.71% in 2018. The increase in deposit rates was concentrated in interest-bearing demand deposits, which increased 24 basis points to 0.81% in 2019 as compared to 0.57% in 2018, and time deposits, which increased 37 basis points to 1.60% in 2019 as compared to 1.23% in 2018. The increases in rates on interest-bearing demand and time deposits contributed $1.2 million and $0.9 million, respectively, to the increase in interest expense.  The rate paid on savings deposits remained steady at 0.13% for both 2019 and 2018. Additionally, the rate paid on borrowed funds increased 44 basis points to 2.66% in 2019 from 2.22% in 2018, contributing $0.5 million to the overall increase in interest expense. Partially offsetting the increase to interest expense due to the increase in funding costs was a decrease in volumes of interest-bearing liabilities. Average interest-bearing liabilities decreased $49.2 million, or 5.1%, to $908.4 million in 2019 from $957.6 million in 2018 and resulted in a $1.3 million decrease in interest expense. Specifically, a $56.0 million, or 46.8%, decrease in average borrowed funds to $63.6 million in 2019 as compared to $119.6 million in 2018 was the primary contributor to the decrease in interest expense. This was slightly offset by an increase in average interest-bearing demand deposits of $10.6 million, or 2.1% to $513.5 million in 2019 from $503.0 million in 2018. Average balances of interest-bearing time deposits remained fairly steady when comparing 2019 and 2018, increasing by only $2.0 million or 0.8% , while average savings deposits declined $5.8 million, or 5.8%, comparing the same time periods.

The increase in interest expense was partially mitigated by an increase in tax-equivalent interest income of $1.0 million, or 2.0%, to $46.5 million in 2019 from $45.5 million in 2018, which reflected higher earning asset yields partially offset by a reduction in volumes of average earning assets. The tax-equivalent yield on average earning assets increased 18 basis points to 4.15% in 2019 from 3.97% in 2018. Comparing 2019 and 2018, the tax-equivalent yield earned on the loan portfolio increased 20 basis points, while the tax-equivalent yield earned on the investment portfolio increased 8 basis points, contributing $1.6 million and $0.2 million, respectively, to the improvement in tax-equivalent interest income.  With regard to the decline in earning asset volumes, average investments decreased $27.1 million, or 8.9%, to $279.4 million in 2019 from $306.5 million in 2018, resulting in a decrease to tax-equivalent interest income of $0.8 million. In addition, average loans decreased $6.3 million, or 0.8%, to $829.4 million in 2019 from $835.7 million in 2018, resulting in a decrease to tax-equivalent interest income of $0.3 million. Meanwhile, average interest-bearing deposits increased $8.0 million, or 172.2%, to $12.7 million in 2019 from $4.7 million in 2018, resulting in an increase to tax-equivalent interest income of $0.1 million.

Non-accrual loans

The interest income that would have been earned on non-accrual and restructured loans outstanding at December 31, 2019 and 2018 in accordance with their original terms approximated $381 thousand and $218 thousand, respectively. Interest income on impaired loans of $398 thousand and $417 thousand was recognized based on payments received in 2019 and 2018, respectively.

The following table presents the components of net interest income for the three years ended December 31, 2019, 2018 and 2017:

Summary of Net Interest Income

	For the Year Ended December 31,
	2019			2018			2017
	Average		Yield/	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost
Assets:
Earning assets (2)(3)
Loans-taxable (4)	$784,124	$36,332	4.63%	$783,438	$34,714	4.43%	$697,377	$28,519	4.09%
Loans-tax free (4)	45,246	1,881	4.16%	52,251	2,110	4.04%	40,903	1,973	4.82%
Total loans (1)(2)	829,370	38,213	4.61%	835,689	36,824	4.41%	738,280	30,492	4.13%
Securities-taxable	274,739	7,901	2.88%	302,418	8,483	2.81%	288,823	7,798	2.70%
Securities-tax free	4,618	189	4.09%	4,087	168	4.11%	1,212	74	6.11%
Total securities (1)(5)	279,357	8,090	2.90%	306,505	8,651	2.82%	290,035	7,872	2.71%
Interest-bearing deposits in other banks	12,704	188	1.48%	4,667	88	1.89%	17,874	180	1.01%
Total earning assets	1,121,431	46,491	4.15%	11,146,861	45,563	3.97%	1,046,189	38,544	3.68%
Non-earning assets	96,479			84,283			99,993
Allowance for loan and lease losses	(9,359)			(9,584)			(8,626)
Total assets	$1,208,551			$1,221,560			$1,137,556

Liabilities and Shareholders' Equity:
Interest-bearing liabilities
Interest-bearing demand deposits	$513,542	4,167	0.81%	$502,978	2,881	0.57%	$502,170	1,800	0.36%
Savings deposits	93,114	124	0.13%	98,927	133	0.13%	101,952	136	0.13%
Time deposits	238,145	3,810	1.60%	236,162	2,911	1.23%	198,143	1,585	0.80%
Total interest-bearing deposits	844,801	8,101	0.96%	838,067	5,925	0.71%	802,265	3,521	0.44%
Borrowed funds and other interest-bearing liabilities	63,640	1,695	2.66%	119,573	2,653	2.22%	72,795	1,279	1.76%
Total interest-bearing liabilities	908,441	9,796	1.08%	957,640	8,578	0.90%	875,060	4,800	0.55%
Demand deposits	164,035			168,313			156,670
Other liabilities	11,395			8,831			10,770
Shareholders' equity	124,680			86,776			95,056
Total liabilities and shareholders' equity	$1,208,551			$1,221,560			$1,137,556
Net interest income/interest rate spread (6)		36,695	3.07%		36,985	3.07%		33,744	3.13%
Tax equivalent adjustment		(435)			(478)			(696)
Net interest income as reported		$36,260			$36,507			$33,048

Net interest margin (7)			3.27%			3.22%			3.23%

(1)	Interest income is presented on a tax-equivalent basis using a 21% rate for 2019 and 2018, and a 34% rate for 2017.
(2)	Loans are stated net of unearned income.
(3)	Non-accrual loans are included in loans within earning assets.
(4)	Loan fees included in interest income are not significant.
(5)	The yields for securities that are classified as available for sale are based on the average historical amortized cost.
(6)	Interest rate spread represents the difference between the average yield on interest earning assets and the cost of average interest bearing liabilities and is presented on a tax equivalent basis.
(7)	Net interest income as a percentage of total average interest earning assets.

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

Rate Volume Analysis

	For the Year Ended December 31,
	2019 vs. 2018			2018 vs. 2017
	Increase (Decrease) Due to Change in			Increase (Decrease) Due to Change in
(in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loans - taxable	$30	$1,588	$1,618	$3,695	$2,500	$6,195
Loans - tax free	(290)	61	(229)	491	(354)	137
Total loans	(260)	1,649	1,389	4,186	2,146	6,332
Securities - taxable	(792)	210	(582)	375	310	685
Securities - tax free	22	(1)	21	125	(31)	94
Total securities	(770)	209	(561)	500	279	779
Interest-bearing deposits in other banks	123	(23)	100	(186)	94	(92)
Total interest income	(908)	1,836	928	4,500	2,519	7,019

Interest expense:
Interest-bearing demand deposits	62	1,224	1,286	3	1,078	1,081
Savings deposits	(8)	(1)	(9)	(4)	1	(3)
Time deposits	25	874	899	347	979	1,326
Total interest-bearing deposits	79	2,097	2,176	346	2,058	2,404
Borrowed funds and other interest-bearing liabilities	(1,415)	457	(958)	975	399	1,374
Total interest expense	(1,336)	2,554	1,218	1,321	2,457	3,778
Net interest income	$428	$(718)	$(290)	$3,179	$62	$3,241

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

FNCB recorded a provision for loan and lease losses of $0.8 million for the year ended December 31, 2019, a decrease of $1.8 million compared to $2.6 million for the year ended December 31, 2018. The decrease in the provision for loan and lease losses was due largely to a $0.7 million, or 33.9%, decrease in net charge-offs to $1.4 million in 2019 compared to $2.1 million in 2018, coupled with an $8.8 million, or 1.1%, reduction in total loans, gross to $826.4 million at December 31, 2019 from $835.2 million at December 31, 2018.

Non-Interest Income

The following table presents the components of non-interest income for the years ended December 31, 2019 and 2018:

Components of Non-Interest Income

	Year Ended December 31,
(in thousands)	2019	2018
Deposit service charges	$3,035	$2,885
Net gain (loss) on the sale of available-for-sale securities	1,227	(4)
Net gain (loss) on equity securities	29	(27)
Net gain on the sale of mortgage loans held for sale	253	210
Net gain on the sale of SBA guaranteed loans	-	322
Net gain on the sale of other real estate owned	20	31
Loan-related fees	378	390
Income from bank-owned life insurance	520	555
Insurance recovery	-	6,027
Loan referral fees	703	-
Other	1,455	1,401
Total non-interest income	$7,620	$11,790

For the year ended December 31, 2019, non-interest income decreased $4.2 million, or 35.4%, to $7.6 million compared to $11.8 million for the year ended December 31, 2018. The decrease in non-interest income was primarily due to an insurance recovery, net of related expenses, of $6.0 million received in the fourth quarter of 2018 after FNCB, the Bank and Fidelity Deposit Company of Maryland resolved a dispute by entering into a mutual release of all claims. Also contributing to the decline in non-interest income was a decrease in net gains on the sale of guaranteed principal balances of loans guaranteed by the SBA; no gains were recognized in 2019 compared to $322 thousand recorded in 2018.

Partially offsetting the decreases to non-interest income were net gains realized on the sale of available-for-sale debt securities, coupled with an unrealized net gain on equity securities and increases in deposit service charges and other non-interest income. FNCB recognized net gains of $1.2 million on the sale of available-for-sale securities in 2019 compared to a net loss of $4 thousand recorded during 2018. FNCB also recorded a net gain on equity securities of $29 thousand in 2019 compared to a net loss of $27 thousand during 2018. Deposit service charges increased $150 thousand to $3.0 million in 2019 from $2.9 million in 2018, which primarily reflected increases in ATM-related fees and commissions received on debit card usage. Additionally FNCB recorded $703 thousand in loan referral fees received from a third party correspondent bank related to an off-balance sheet commercial loan interest-rate hedge program and a $114 thousand BOLI death benefit claim, included in other non-interest income, in 2019. There were no loan referral fees or BOLI death benefit claims in 2018.

Non-Interest Expense

The following table presents the major components of non-interest expense for the years ended December 31, 2019 and 2018:

Components of Non-Interest Expense

	Year Ended December 31,
(in thousands)	2019	2018
Salaries and employee benefits	$15,518	$14,780
Occupancy expense	1,948	2,191
Equipment expense	1,319	1,254
Advertising expense	738	699
Data processing expense	3,113	2,799
Regulatory assessments	306	861
Bank shares tax	566	636
Professional fees	1,056	1,028
Other losses	156	598
Other operating expenses	4,962	4,481
Total non-interest expense	$29,682	$29,327

Non-interest expense totaled $29.7 million in 2019, an increase of $0.4 million, or 1.2%, from $29.3 million in 2018. The increase resulted primarily from increases in salaries and employee benefits, data processing expense and other operating expenses. Partially mitigating these increases were decreases in occupancy costs, other losses and regulatory assessments.

Salaries and employee benefits increased by $0.7 million, or 4.9%, to $15.5 million in 2019 from $14.8 million in 2018, which reflected recent staff additions and annual salary and wage performance adjustments. Data processing expenses increased $0.3 million, or 11.2%, to $3.1 million in 2019 as compared to $2.8 million in 2018, as the Bank continues to invest in technology.

Other operating expenses increased $0.5 million, or 10.7%, to $5.0 million in 2019 from $4.5 million in 2018. The increase in other operating expenses was largely to due an increase in the provision for off-balance sheet commitments and directors fees, partially offset by reductions in lending-related expenses. FNCB recorded a provision for off-balance sheet commitments of $0.4 million in 2019 compared to a credit of $0.1 million in 2018 The increase reflected a significant increase in off-balance sheet commitments related to outstanding availability on commercial construction loans at December 31, 2019. Additionally, director fees increased $0.2 million comparing 2019 and 2018. On July 1, 2019, under FNCB's Long-term Incentive Plan ("LTIP"), 1,956 shares of FNCB's common stock were granted to each of the Bank's non-employee directors for a total of 19,560 shares. The fair value on July 1, 2019, the grant date, was $7.67 per share, resulting in $150 thousand in additional directors fees recorded in 2019. Lending-related expenses include primarily costs to obtain credit reports and appraisals, satisfaction fees, costs to service purchased loans and transaction costs for procuring credit applications from third-party automobile dealerships. Lending-related expenses decreased $0.1 million to $0.2 million in 2019 from $0.3 million in 2018. The decrease was largely due to costs to procure indirect automobile loans due to a decline in FNCB's appetite for this product in 2019.

Occupancy costs decreased $0.3 million, or 11.1%, to $1.9 million in 2019 from $2.2 million in 2018, which reflected cost savings in rent expense, depreciation on leasehold improvements and various operating expenses following branch consolidations in Luzerne and Wayne Counties during 2018. Other losses decreased $0.4 million, or 73.9%, to $0.2 million in 2019 from $0.6 million in 2018, which was due largely to a reduction in fraud-related charges. Additionally, in 2018, FNCB incurred abandonment charges totaling $0.2 million related to the Wayne County branch consolidation and main office relocation project.

Regulatory assessments include FDIC insurance assessments and fees imposed by the Pennsylvania Department of Banking and Securities. Regulatory assessments decreased $0.6 million, or 64.5%, to $0.3 million in 2019 compared to $0.9 million in 2018, which was primarily due to the small bank assessment credit, coupled with a reduction in the FDIC deposit insurance assessment rate resulting from FNCB's improved capital position.

Provision for Income Taxes

FNCB recorded income tax expense of $2.3 million in 2019, a decrease of $0.8 million, or 24.3%, compared to $3.1 million in 2018. The decrease in income tax expense was due to lower taxable income in 2019 as compared to 2018.

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

Management performed an evaluation of FNCB’s deferred tax assets at December 31, 2019 taking into consideration both positive and negative evidence as of that date.  Based on this evaluation, management believes that FNCB's future taxable income will be sufficient to utilize deferred tax assets.  Accordingly, management concluded that no valuation allowance for deferred tax assets was required at December 31, 2019 or 2018.

FINANCIAL CONDITION

Total assets were $1.204 billion at December 31, 2019, a decrease of $34.2 million, or 2.8%, from $1.238 billion at December 31, 2018. The decrease in total assets resulted from the decline in interest-earning assets, specifically a decrease in available-for-sale debt securities of $23.2 million, or 7.8%, to $272.8 million at December 31, 2019 from $296.0 million at December 31, 2018. Loans, net of the allowance for loan and lease losses, also declined by $10.1 million, or 8.9%, to $819.5 million at December 31, 2019 from $829.6 million at December 31, 2018. In addition, total deposits decreased  $93.9 million, or 8.6%, to $1.002 billion at December 31, 2019 from $1.096 billion at December 31, 2018. The decrease in deposits was primarily attributable to the decline in retail and wholesale time deposits.  Borrowings from the Federal Home Loan Bank of Pittsburgh increased $28.0 million, or 147.8% to $46.9 million at December 31, 2019 from $18.9 million at December 31, 2018.

Total shareholders’ equity increased $36.4 million, or 37.4%, to $133.6 million at December 31, 2019 from $97.2 million at the end of 2018. FNCB successfully completed a public offering of its common stock in February 2019, which resulted in a net increase to capital after offering expenses of $21.3 million. Also contributing to the increase was net income in 2019 of $11.1 million, a $7.6 million increase in accumulated other comprehensive income related to appreciation in the fair value of available-for-sale debt securities, net of deferred taxes, which was partially offset by year-to-date dividends declared of $4.0 million. Dividends declared and paid by FNCB on its common stock totaled $0.20 per share in 2019, an increase of $0.03 per share, or 17.6%, compared to $0.17 per share in 2018. On January 22, 2020, the Board of Directors of FNCB declared a $0.055 per share dividend for the first quarter of 2020, a 10.0% increase over the $0.05 per share dividend declared for the same quarter of 2019. The first quarter 2020 dividend is payable on March 16, 2020 to shareholders of record on March 2, 2020.

Securities

FNCB’s investment securities portfolio provides a source of liquidity needed to meet expected loan demand and interest income to increase profitability. Additionally, the investment securities portfolio is used to meet pledging requirements to secure public deposits and for other purposes. Debt securities are classified as either held-to-maturity or available-for-sale at the time of purchase based on management's intent. Held-to-maturity securities are carried at amortized cost, while available-for-sale securities are carried at fair value, with unrealized holding gains and losses reported as a component of shareholders’ equity in accumulated other comprehensive income (loss), net of tax. At December 31, 2019 and 2018, all debt securities were classified as available-for-sale. Equity securities with readily determinable fair values are carried at fair value, with gains and losses due to fluctuations in market value included in the consolidated statements of income. Securities with limited marketability and/or restrictions, such as FHLB of Pittsburgh stock, are carried at cost. Decisions to purchase or sell investment securities are based upon management’s current assessment of long- and short-term economic and financial conditions, including the interest rate environment and asset/liability management, liquidity and tax-planning strategies.

At December 31, 2019, the investment portfolio was comprised principally of fixed-rate securities issued by U.S. government or U.S. government-sponsored agencies, which include mortgage-backed securities and residential and commercial CMOs, fixed-rate taxable obligations of state and political subdivisions, private CMOs and corporate debt securities. Except for U.S. government and government-sponsored agencies, there were no securities of any individual issuer that exceeded 10.0% of shareholders’ equity as of December 31, 2019.

Because of the predominantly fixed-rate nature of the portfolio, FNCB’s debt securities are inherently subject to interest rate risk, defined as the risk that an investment’s value will change due to a change in interest rates, in the spread between two rates and in the shape of the yield curve. A security’s value is usually affected inversely by changes in rates. During 2019, short-term U.S. Treasury rates decreased steadily over the course of the year. In addition, spreads between short- and long-term rates narrowed even further, resulting in an even flatter yield curve, before widening slightly at the end 2019. The 2-year Treasury rate, which was 2.48% at December 31, 2018, fell 98 basis points to a low of 1.50% at August 31, 2019 before rebounding 8 basis points to 1.58% at December 31, 2019. Similarly, the 10-year Treasury rate, which was 2.69% at December 31, 2018, dropped 119 basis points to 1.50% at August 31, 2019 prior to increasing 42 basis points to close 2019 at 1.92%. The spread between the 2-year and 10-year U.S. Treasury rate, which was 21 basis points at December 31, 2018 compressed to 0 basis points at August 31, 2019 before widening to 34 basis points at December 31, 2019. FNCB reported a net unrealized holding gain on its investment portfolio of $3.1 million, net of income taxes of $0.8 million at December 31, 2019, compared to an unrealized holding loss of $4.5 million, net of income taxes of $1.2 million, at December 31, 2018. However, any increase in interest rates could result in depreciation in the fair value of FNCB’s securities portfolio and capital position.

The following table presents the carrying value of available-for-sale debt securities, all of which were classified as available-for-sale and carried at fair value at December 31, 2019, 2018 and 2017:

Composition of the Investment Portfolio

	December 31,
(in thousands)	2019	2018	2017
Available-for-sale debt securities
Obligations of state and political subdivisions	$117,763	$152,187	$145,999
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	80,294	34,207	35,657
Collateralized mortgage obligations - commercial	17,723	73,640	75,418
Mortgage-backed securities	18,485	23,934	22,311
Private collateralized mortgage obligations	25,075	2,913	-
Corporate debt securities	7,182	4,936	4,058
Asset-backed securities	5,621	1,802	3,086
Negotiable certificates of deposit	696	2,413	2,930
Total available-for-sale debt securities	$272,839	$296,032	$289,459

Management monitors the investment portfolio regularly and adjusts the investment strategy to reflect changes in liquidity needs, asset/liability strategy and tax-planning requirements. FNCB currently has $20.7 million in net operating loss (“NOL”) carryovers, which it uses to offset any taxable income. Because of this tax position, there is no benefit from holding tax-exempt obligations of state and political subdivisions. Accordingly, management’s actions during recent periods with regard to managing the investment portfolio have reflected current tax-planning initiatives focused on generating sustained taxable income to be able to reduce NOL carryovers.

Market conditions allowed management to sell lower-yielding securities at a gain and reinvest a portion of the proceeds into higher yielding securities within FNCB's risk tolerance. FNCB sold available-for-sale securities in 2019 with an aggregate amortized cost of $127.0 million. Gross proceeds received totaled $128.2 million, with net gains of $1.2 million realized upon the sales and included in non-interest income. The securities sold had a weighted-average yield of 2.43%.

Securities purchased during the year ended December 31, 2019 totaled $106.0 million, including $55.1 million in CMOs of U.S. government-sponsored agencies, $23.9 million in private CMOs, $19.7 million in obligations of state and political subdivisions, $5.3 million in asset-backed securities, and $2.0 million in corporate debt securities. Securities purchased during 2019 had a weighted-average yield of 2.88%.

The following table presents the maturities of available-for-sale debt securities, based on carrying value at December 31, 2019, and the weighted average yields of such securities calculated on the basis of the amortized cost and effective yields weighted for the scheduled maturity of each security. The yields on tax-exempt obligations of states and political subdivisions are presented on a tax-equivalent basis using the federal corporate income tax rate of 21.0%. Because residential, commercial and private collateralized mortgage obligations, mortgage-backed securities and asset-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following summary.

Maturity Distribution of the Investment Portfolio

	December 31, 2019
(dollars in thousands)	Within One Year	> 1 – 5 Years	6-10 Years	Over 10 Years	Collateralized Mortgage Obligations, Mortgage-Backed and Asset-Backed Securities	No Fixed Maturity	Total
Available-for-sale debt securities
Obligations of state and political subdivisions	$1,505	$50,936	$45,343	$19,979	$-	$-	$117,763
Yield	2.30%	2.80%	2.94%	2.87%			2.86%
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	-	-	-	-	80,294	-	80,294
Yield					2.68%		2.68%
Collateralized mortgage obligations - commercial	-	-	-	-	17,723	-	17,723
Yield					2.51%		2.51%
Mortgage-backed securities	-	-	-	-	18,485	-	18,485
Yield					3.08%		3.08%
Private collateralized mortgage obligations	-	-	-	-	25,075	-	25,075
Yield					2.94%		2.94%
Corporate debt securities	-	-	7,182	-	-	-	7,182
Yield			6.27%				6.27%
Asset-backed securities	-	-	-	-	5,621	-	5,621
Yield					2.89%		2.89%
Negotiable certificates of deposit	696	-	-	-	-	-	696
Yield	2.31%	-%					2.31%
Total available-for-sale maturities	$2,201	$50,936	$52,525	$19,979	$147,198	$-	$272,839
Weighted average yield	2.30%	2.80%	3.40%	2.87%	2.76%	-%	2.90%

OTTI Evaluation

There was no OTTI recognized during the years ended December 31, 2019 and 2018. For additional information regarding management’s evaluation of securities for OTTI, see Note 4, “Securities” of the notes to consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data” to this Annual Report on Form 10-K.

The following table presents FNCB's investment in restricted securities at December 31, 2019, 2018 and 2017.  Restricted securities have limited marketability and are carried at cost.

	December 31,
(in thousands)	2019	2018	2017
Stock in Federal Home Loan Bank of Pittsburgh	$3,794	$3,113	$2,753
Stock in Atlantic Community Bankers Bank	10	10	10
Total restricted securities, at cost	$3,804	$3,123	$2,763

Management noted no indicators of impairment for the FHLB of Pittsburgh or Atlantic Community Bankers Bank stock at December 31, 2019, 2018 and 2017.

FNCB owns 201,000 shares of the common stock of a privately-held bank holding company. The common stock was purchased during 2017 for $8.25 per share, or $1.7 million in aggregate, as part of a private placement pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended for offerings not involving any public offering. The common stock of such bank holding company is not currently traded on any established market and is not expected to be traded in the near future on any securities exchange or established over-the-counter market. The $1.7 million investment is included in other assets in the consolidated statements of financial condition at December 31, 2019 and 2018. FNCB has elected to account for this transaction as an investment in an equity security without a readily determinable fair value. Under GAAP, an equity security without a readily determinable fair value shall be written down to its fair value if a qualitative assessment indicates that the investment is impaired and the fair value of the investment is less than its carrying value.

On December 18, 2019, management became aware that this privately held bank holding company had entered into an Agreement and Plan of Merger (“Merger Agreement”) with a publicly traded bank holding company. Pursuant to the Merger Agreement, this privately held bank holding company will merge with and into the publicly traded bank holding company with that company surviving the merger (“surviving company”). At the effective time of the merger, anticipated to be sometime in the third quarter of 2020, each share of the privately held bank holding company’s common stock issued and outstanding prior to the effective time of merger will be converted into the right to receive 0.6212 shares of common stock of the surviving company or $16.50 in cash, at the election of holder; provided, however, individual shareholder elections of consideration will be prorated as necessary to ensure that, in aggregate, 25% of the privately held bank holding company’s stock will be converted into the cash consideration with the remaining 75% converted into the stock consideration. Based on this event, management determined that no adjustment for impairment was required at December 31, 2019.

Loans

Total loans, gross decreased by $8.9 million, or 1.1%, to $826.3 million at December 31, 2019 from $835.2 million at December 31, 2018. The reduction in loan balances largely reflected the planned runoff of the indirect automobile loans and the anticipated payoffs of two large municipal loans and paydown of a commercial line of credit. FNCB did experience strong demand for real estate secured loans across all sectors.

Historically, commercial lending activities have represented a significant portion of FNCB’s loan portfolio. Commercial lending includes commercial and industrial loans, commercial real estate loans and construction, land acquisition and development loans, and represented 57.3% and 52.0% of total loans at December 31, 2019 and December 31, 2018, respectively. The increase in commercial lending was largely due to increases in commercial real estate loans and construction, land acquisition and development loans.

From a collateral standpoint, a majority of FNCB’s loan portfolio consists of loans secured by real estate. Real estate secured loans, which include commercial real estate, construction, land acquisition and development, residential real estate loans and home equity lines of credit (“HELOCs”), increased by $45.6 million, or 9.7%, to $513.7 million at December 31, 2019 from $468.1 million at December 31, 2018. The increase was primarily attributable to strong demand for commercial construction loans, which increased $26.7 million to $47.5 million at December 31, 2019 from $20.8 million at December 31, 2018. Real estate secured loans as a percentage of total gross loans increased to 62.2% at December 31, 2019 from 56.0% at December 31, 2018.

Commercial and industrial loans decreased $3.3 million, or 2.2%, during the year to $147.6 million at December 31, 2019 from $151.0 million at December 31, 2018. Commercial and industrial loans consist primarily of equipment loans, working capital financing, revolving lines of credit and loans secured by cash and marketable securities. Loans secured by commercial real estate increased $15.6 million, or 5.9%, to $278.4 million at December 31, 2019 from $262.8 million at December 31, 2018. Commercial real estate loans include long-term commercial mortgage financing and are primarily secured by first or second lien mortgages. Construction, land acquisition and development loans increased by $26.7 million, or 128.1%, during the year to $47.5 million at December 31, 2019, from $20.8 million at December 31, 2018.

Residential real estate loans totaled $170.7 million at December 31, 2019, an increase of $5.9 million, or 3.6%, from $164.8 million at December 31, 2018. The components of residential real estate loans include fixed-rate and variable-rate mortgage loans. HELOCs are not included in this category but are included in consumer loans. FNCB primarily underwrites fixed-rate purchase and refinance of residential mortgage loans for sale in the secondary market to reduce interest rate risk and provide funding for additional loans. Additionally, FNCB offers a “WOW” mortgage product, which is a non-saleable mortgage with maturity terms of 7.5 to 19.5 years, and offers customers an attractive fixed interest rate, low closing costs and a guaranteed 30-day close. WOW mortgages increased $9.2 million, or 22.1%, to $51.0 million at December 31, 2019 from $41.8 million at December 31, 2018.

Consumer loans totaled $138.2 million at December 31, 2019, a decrease of $38.5 million, or 21.8%, from $176.8 million at December 31, 2018. The majority of the decrease was concentrated within the indirect auto loan portfolio, as FNCB did not aggressively compete for these loans in 2019. Due to the anticipated payoff of two large loan relationships in the second quarter of 2019, loans to state and municipal governments decreased $15.1 million, or 25.6%, to $43.9 million at December 31, 2019 from $59.0 million at December 31, 2018.

The following table presents loans receivable, net by major category at December 31, for each of the last five years:

Loan Portfolio Detail

	December 31,
(in thousands)	2019	2018	2017	2016	2015
Residential real estate	$170,723	$164,833	$158,020	$144,260	$130,696
Commercial real estate	278,379	262,778	261,783	243,830	245,198
Construction, land acquisition and development	47,484	20,813	20,981	18,357	30,843
Commercial and industrial	147,623	150,962	150,103	150,758	146,826
Consumer	138,239	176,784	134,653	127,844	128,533
State and political subdivisions	43,908	59,037	42,529	43,709	46,056
Total loans, gross	826,356	835,207	768,069	728,758	728,152
Unearned income	(69)	(70)	(80)	(48)	(98)
Net deferred loan costs	2,192	3,963	2,654	2,569	2,662
Allowance for loan and lease losses	(8,950)	(9,519)	(9,034)	(8,419)	(8,790)
Loans, net	$819,529	$829,581	$761,609	$722,860	$721,926

The following table presents the maturity distribution and interest rate information of the loan portfolio by major category as of December 31, 2019:

Maturity Distribution of the Loan Portfolio

	December 31, 2019
	Within One	One to Five	Over Five
(in thousands)	Year	Years	Years	Total
Residential real estate	$2,487	$7,903	$160,333	$170,723
Commercial real estate	8,561	44,137	225,681	278,379
Construction, land acquisition and development	6,624	12,625	28,235	47,484
Commercial and industrial	69,947	50,495	27,182	147,623
Consumer	6,389	81,541	50,309	138,239
State and political subdivisions	1,837	5,863	36,208	43,908
Total loans, gross	$95,844	$202,564	$527,948	$826,356

Loans with predetermined interest rates	$13,629	$166,214	$209,202	$389,045
Loans with floating rates	82,215	36,350	318,746	437,311
Total loans, gross	$95,844	$202,564	$527,948	$826,356

Under industry regulations, a concentration is considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. Typically, industry guidelines require disclosure of concentrations of loans exceeding 10.0% of total loans outstanding. FNCB had no such concentrations at December 31, 2019 and 2018. In addition to industry guidelines, FNCB’s internal policy considers a concentration to exist in its loan portfolio if an aggregate loan balance outstanding to borrowers within a specific industry exceeds 25.0% of capital. However, management regularly reviews loans by all industry categories to determine if a potential concentration exists.

The following table presents loans by industry, the percentage to gross loans and indicates concentrations greater than 25% of capital at December 31, 2019 and 2018:

Loan Concentrations

	December 31,
	2019			2018
			% of Gross		% of Gross
(dollars in thousands)	Amount		Loans	Amount	Loans
Retail space/shopping centers	$43,865		5.31%	$48,021	5.75%
1-4 family residential investment properties	38,122		4.61%	38,756	4.64%
Physicians	26,739	*	3.24%	25,379	3.04%

*Not considered a concentration, shown for comparative purposes only.

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

A loan is considered impaired when it is probable that FNCB will be unable to collect all amounts due (including principal and interest) according to the contractual terms of the note and loan agreement. For purposes of the analysis, all TDRs, loan relationships with an aggregate outstanding balance greater than $100 thousand rated substandard and non-accrual, and loans that are identified as doubtful or loss are considered impaired. Impaired loans are analyzed individually to determine the amount of impairment. For collateral-dependent loans, impairment is measured based on the fair value of the collateral supporting the loans. A loan is determined to be collateral dependent when repayment of the loan is expected to be provided through the operation or liquidation of the collateral held. For impaired loans that are secured by real estate, management obtains external appraisals annually, or more frequently as warranted, to ascertain a fair value so that the impairment analysis can be updated. Should a current appraisal not be available at the time of impairment analysis, management may use other valuations sources, including current letters of intent, broker price opinions or executed agreements of sale. For non-collateral-dependent loans, impairment is measured based on the present value of expected future cash flows, net of any deferred fees and costs, discounted at the loan’s original effective interest rate.

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

Non-performing loans are monitored on an ongoing basis as part of FNCB’s loan review process. Additionally, work-out for non-performing loans and OREO are actively monitored through the Credit Risk Management Committee. A potential loss on a non-performing asset is generally determined by comparing the outstanding loan balance to the fair market value of the pledged collateral, less estimated cost to sell.

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

Management actively manages impaired loans in an effort to mitigate loss to FNCB by working with customers to develop strategies to resolve borrower difficulties, through sale or liquidation of collateral, foreclosure, and other appropriate means. In addition, management monitors employment and economic conditions within FNCB’s market area, as weakening of conditions could result in real estate devaluations and an increase in loan delinquencies, which could negatively impact asset quality and cause an increase in the provision for loan and lease losses. Management monitors employment conditions within FNCB's market area. Employment conditions in FNCB’s market area worsened slightly in 2019 as evidenced by an increase in the seasonally-adjusted unemployment rate for the Scranton/Wilkes-Barre/Hazleton Pennsylvania metropolitan area to 5.5% for December 2019 from 5.1% for December 2018. Additionally, the unemployment rate for FNCB's primary market area was above the rate for the entire Commonwealth of Pennsylvania of 4.5% and the rate for the United States of 3.5% for December 2019.

Under the fair value of collateral method, the impaired amount of the loan is deemed to be the difference between the loan amount and the fair value of the collateral, less the estimated costs to sell. For real estate secured loans, management generally estimates selling costs using a factor of 10%, which is based on typical cost factors, such as a 6% broker commission, 1% transfer taxes, and 3% various other miscellaneous costs associated with the sales process. If the valuation indicates that the fair value has deteriorated below the carrying value of the loan, the difference between the fair value and the principal balance is either charged off or a specific reserve is established. For impaired loans for which the value of the collateral less estimated costs to sell exceeds the loan value, the impairment is determined to be zero.

The following table presents information about non-performing assets and accruing TDRs as of December 31, for each of the last five years:

Non-performing Assets and Accruing TDRs

	December 31,
(dollars in thousands)	2019	2018	2017	2016	2015
Non-accrual loans, including non-accrual TDRs	$9,084	$4,696	$2,578	$2,234	$3,788
Loans past due 90 days or more and still accruing	-	-	-	-	-
Total non-performing loans	9,084	4,696	2,578	2,234	3,788
Other real estate owned	289	919	1,023	2,048	3,154
Other non-performing assets	1,900	1,900	1,900	2,160	-
Total non-performing assets	$11,273	$7,515	$5,501	$6,442	$6,942

Accruing TDRs	$7,745	$8,457	$9,299	$4,176	$4,982
Non-performing loans as a percentage of total loans, gross	1.10%	0.56%	0.34%	0.31%	0.52%

Total non-performing assets increased $3.8 million, or 50.0%, to $11.3 million at December 31, 2019 from $7.5 million at December 31, 2018. The increase was due to an increase in non-accrual loans of $4.4 million, partially offset by a $0.6 million decrease in OREO. The increase in non-accrual loans was primarily attributable to several large commercial relationships that were placed on non-accrual status during 2019. FNCB’s ratio of non-performing loans to total gross loans increased to 1.10% at December 31, 2019 from 0.56% at December 31, 2018. FNCB’s ratio of non-performing assets as a percentage of shareholders’ equity was 8.4% at December 31, 2019 from 8.7% at December 31, 2018. Management has increased workout efforts directed at these larger commercial relationships and continues to monitor all non-accrual loans, delinquency trends and economic conditions within FNCB’s market area on an on-going basis to proactively address any collection-related issues and mitigate potential losses.

Other non-performing assets at December 31, 2019 and 2018 is comprised solely of a classified account receivable secured by an evergreen letter of credit in the amount of $1.9 million, received in 2011 as part of a settlement agreement for a large construction, land acquisition and development loan for a residential development project in the Pocono region of Monroe County. The project was stalled due to a decline in real estate values in this area following the financial crisis of 2008. The agreement provides for payment to FNCB as real estate building lots are sold. In 2016, management classified this receivable as substandard due to length of holding time and continues to monitor this project closely. Economic development in this market area has recently improved and construction activity including substantial infrastructure, related to this project by the developer has increased. However, no lots have been sold to date.

TDRs at December 31, 2019 and 2018 were $9.1 million and $9.2 million, respectively. Accruing and non-accruing TDRs were $7.7 million and $1.4 million, respectively at December 31, 2019 and $8.5 million and $0.7 million, respectively at December 31, 2018.  There were seven loan relationships modified as TDRs during the year ended December 31, 2019, which incorporated a total of ten individual loans. There was one loan relationship with an aggregate post-modification recorded investment of $865 thousand that was comprised of two commercial real estate loans and one commercial and industrial loan for which terms were extended and taxes capitalized. Additional TDRs included four residential real estate loans with a post-modification recorded investment totaling $289 thousand and three other commercial and industrial loans totaling $712 thousand, involving  an extension of terms. Subsequent to modification, FNCB charged-off one of the commercial loans in the amount of $235 thousand. There were no loans modified as TDRs during 2018.

For additional information about TDRs, see Note 5, "Loans" of the notes to consolidated financial statements included in Item 8, "Financial Statements and Supplementary Data" to this Annual Report on Form 10-K.

The average balance of impaired loans was $13.8 million and $11.6 million for the years ended December 31, 2019 and 2018, respectively. FNCB recognized interest on impaired loans of $398 thousand in 2019 and $417 thousand in 2018.

The following table presents the changes in non-performing loans for the years ended December 31, 2019 and 2018. Loan foreclosures represent recorded investment at time of foreclosure not including the effect of any guarantees:

Changes in Non-performing Loans

	Year ended December 31,
(in thousands)	2019	2018
Balance, January 1	$4,696	$2,578
Loans newly placed on non-accrual	9,030	6,262
Change in loans past due 90 days or more and still accruing	-	-
Loans transferred to OREO	-	(112)
Loans returned to performing status	(45)	(38)
Loans charged-off	(2,589)	(3,110)
Loan payments received	(2,008)	(884)
Balance, December 31	$9,084	$4,696

The additional interest income that would have been earned on non-accrual and restructured loans had the loans been performing in accordance with their original terms approximated to $0.4 million and $0.2 million for the years ended December 31, 2019 and 2018, respectively.

The following table presents accruing loan delinquencies and non-accrual loans as a percentage of gross loans at December 31, 2019 and 2018:

Loan Delinquencies and Non-accrual Loans

	December 31,
	2019	2018
Accruing:
30-59 days	0.26%	0.32%
60-89 days	0.10%	0.05%
90+ days	0.00%	0.00%
Non-accrual	1.10%	0.56%
Total delinquencies	1.46%	0.93%

Total delinquencies as a percent of gross loans increased to 1.46% at December 31, 2019 from 0.93% at December 31, 2018. The most predominant factor contributing to the increase in total delinquencies was a net increase in non-accrual loans of $4.4 million, concentrated in the commercial real estate segment.  Loans 30-59 days past due decreased, which surpassed the increase in  loans balances that were 60-89 days past due.

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

The ALLL equaled $8.9 million at December 31, 2019, a decrease of $0.6 million, or 6.0%, from $9.5 million at December 31, 2018, as net loan charge-offs of $1.4 million more than offset the provisions for loan and lease losses of $0.8 million The decrease in in the provision for loan losses largely reflected a reduction in outstanding loan balances at December 31, 2019 as compared to December 31, 2018, coupled with a decrease in historical net charge-offs. Net charge-offs were $1.4 million for the year ended December 31, 2019, a decrease of $0.7 million, or 33.8%, compared to $2.1 million for the year ended December 31, 2018.

The ALLL consists of both specific and general components. The component of the ALLL that is related to impaired loans that are individually evaluated for impairment, the guidance for which is provided by ASC 310 “Impairment of a Loan” (“ASC 310”), was $473 thousand, or 5.3%, of the total ALLL at December 31, 2019, compared to $657 thousand, or 6.9%, of the total ALLL at December 31, 2018. A general reserve of $8.5 million was established for loans analyzed collectively under ASC 450 “Contingencies” (“ASC 450”), which represented 94.7% of the total ALLL of $9.0 million at December 31, 2019. Included in the general component of the ALLL at December 31, 2019 and 2018 were unallocated reserves of $426 thousand and $29 thousand, respectively. Based on its evaluations, management may establish an unallocated component to cover any inherent losses that exist as of the evaluation date, but which may not have been identified under the methodology. FNCB received a significant payment on a large commercial line of credit just prior to December 31, 2019, which was a contributing factor to the overall decrease in commercial and industrial loans. The commercial customer is expected to re-draw on the line of credit in the first quarter of 2020. Additionally, construction, land acquisition and development loans have a negative historical net charge-off ratio used in the evaluation of the ALLL at December 31, 2019, which would result in a negative provision. Construction, land acquisition and development loans generally have a greater amount of inherent risk than other types of loans. For this reason, management reclassified the negative provision associated with the net recovery position into an unallocated reserve. Based on these circumstances, management believes the increase and level of the unallocated reserve to be appropriate at December 31, 2019. The ratio of the ALLL to total loans at December 31, 2019 and December 31, 2018 was 1.08% and 1.13%, respectively, based on loans, net of net deferred loan costs and unearned income of $828.5 million and $839.1 million, respectively.

The following table presents an allocation of the ALLL by major loan category and percent of loans in each category to total loans at December 31, for each of the last five years:

Allocation of the ALLL

	December 31,
	2019		2018		2017		2016		2015
(dollars in thousands)	Allowance	Percentage of Loans in Each Category to Total Loans	Allowance	Percentage of Loans in Each Category to Total Loans	Allowance	Percentage of Loans in Each Category to Total Loans	Allowance	Percentage of Loans in Each Category to Total Loans	Allowance	Percentage of Loans in Each Category to Total Loans
Residential real estate	$1,147	20.66%	$1,175	19.74%	$1,236	20.58%	$1,171	19.72%	$1,333	17.87%
Commercial real estate	3,198	33.69%	3,107	31.46%	3,499	34.08%	3,297	33.32%	3,346	33.54%
Construction, land acquisition and development	271	5.75%	188	2.49%	209	2.73%	268	2.51%	853	4.22%
Commercial and industrial	1,997	17.86%	2,552	18.07%	2,340	19.54%	1,736	21.01%	1,205	20.49%
Consumer	1,658	16.73%	2,051	21.17%	1,395	17.53%	1,457	17.47%	1,494	17.58%
State and political subdivisions	253	5.31%	417	7.07%	355	5.54%	490	5.97%	485	6.30%
Unallocated	426	0.00%	29	0.00%	-	0.00%	-	0.00%	74	0.00%
Total	$8,950	100.00%	$9,519	100.00%	$9,034	100.00%	$8,419	100.00%	$8,790	100.00%

The following table presents an analysis of the ALLL by loan category for each of the last five years:

Reconciliation of the ALLL

	For the Year Ended December 31,
(dollars in thousands)	2019	2018	2017	2016	2015
Balance, January 1,	$9,519	$9,034	$8,419	$8,790	$11,520
Charge-offs:
Residential real estate	27	63	192	153	139
Commercial real estate	-	1,845	159	398	912
Construction, land acquisition and development	18	-	-	-	688
Commercial and industrial	1,258	97	495	1,107	180
Consumer	1,311	1,134	603	960	716
State and political subdivision	-	-	-	-	-
Total charge-offs	2,614	3,139	1,449	2,618	2,635
Recoveries of charged-off loans:
Residential real estate	9	135	29	4	58
Commercial real estate	32	42	45	6	307
Construction, land acquisition and development	82	30	480	9	-
Commercial and industrial	364	291	360	507	400
Consumer	761	576	381	568	485
State and political subdivision	-	-	-	-	-
Total recoveries	1,248	1,074	1,295	1,094	1,250
Net charge-offs	1,366	2,065	154	1,524	1,385
Provision (credit) for loan and lease losses	797	2,550	769	1,153	(1,345)
Balance, December 31	$8,950	$9,519	$9,034	$8,419	$8,790

Ratios:
Net charge-offs as a percentage of average loans	0.16%	0.25%	0.02%	0.21%	0.20%

Allowance for loan and lease losses as a percent of gross loans outstanding at period end	1.08%	1.13%	1.17%	1.15%	1.20%

Other Real Estate Owned

At December 31, 2019, there were two properties with an aggregate carrying value of $0.3 million in OREO, compared to six properties with an aggregate balance of $0.9 million at December 31, 2018. During the year ended December 31, 2019, FNCB foreclosed upon two  properties with a carrying value of $256 thousand. The properties foreclosed upon were the collateral supporting investor-owned residential mortgage loans. The agreement with the investor requires FNCB to take title to the property upon foreclosure and FNCB is responsible for the property liquidation on behalf of the investor after foreclosure. During the year ended December 31, 2018, FNCB foreclosed upon one commercial real estate property with an aggregate carrying value of $146 thousand.

During the year ended December 31, 2019, there were five sales of properties with an aggregate carrying value of $0.8 million. Net gains realized on the sale of these properties was $20 thousand. There were two sales of properties with an aggregate carrying value of $0.4 million during the twelve months ended December 31, 2018, with net gains realized on the sales of $31 thousand. Net gains on the sale of OREO properties were included in non-interest income for the years ended December 31, 2019 and 2018.

FNCB actively markets OREO properties for sale through a variety of channels including internal marketing and the use of outside brokers/realtors. The carrying value of OREO is generally calculated at an amount not greater than 90% of the most recent fair market appraised value unless specific conditions warrant an exception. A 10% factor is generally used to estimate costs to sell, which is based on typical cost factors, such as 6% broker commission, 1% transfer taxes, and 3% various other miscellaneous costs associated with the sales process. This fair value is updated on an annual basis or more frequently if new valuation information is available. Deterioration in the real estate market could result in additional losses on these properties. Valuation adjustments related to OREO totaled $85 thousand for the year ended December 31, 2019 and $102 thousand for the year ended December 31, 2018, which are included in other operating expense in the consolidated statements of income.

The following table presents the activity in OREO for the years ended December 31, 2019 and 2018:

Activity in OREO

	For the Years Ended December 31,
(in thousands)	2019	2018
Balance, Janauary 1	$919	$1,023
Real estate foreclosures	256	146
Transfer from bank premises	-	291
Valuation adjustments	(85)	(102)
Carrying value of OREO sold	(801)	(439)
Balance, December 31	$289	$919

The following table presents a distribution of OREO at December 31, for the past five years:

Distribution of OREO

	December 31,
(in thousands)	2019	2018	2017	2016	2015
Land / lots	$85	$436	$516	$641	$785
Commercial real estate	-	438	427	1,380	2,342
Residential real estate	204	45	80	27	27
Total other real estate owned	$289	$919	$1,023	$2,048	$3,154

The expenses related to maintaining OREO include the subsequent write-downs of the properties related to declines in value since foreclosure, net of any income received. OREO expenses amounted to $231 thousand and $257 thousand, and are included in other operating expense in the consolidated statements of income, for the years ended December 31, 2019 and 2018, respectively.

Deposits

Management recognizes the importance of deposit growth as its primary funding source for loan products and regularly evaluates new products and strategies focused on growing commercial, consumer and municipal deposit relationships.

Total deposits decreased $93.9 million, or 8.6%, to $1.002 billion at December 31, 2019 from $1.096 billion at December 31, 2018. Interest-bearing deposits decreased $116.8 million, or 12.4%, to $822.2 million at December 31, 2019 from $939.0 million at December 31, 2018. Partially offsetting the decrease in interest-bearing deposits was an increase in non-interest-bearing demand deposits of $22.9 million, or 14.6%., to $179.5 million at December 31, 2019 from $156.6 million at December 31, 2018. The increase in non-interest-bearing deposits was concentrated in small business and retail demand deposit accounts. With regard to interest-bearing deposits, the decrease primarily reflected a $53.1 million reduction in higher-costing wholesale time deposits, coupled with decreases in interest-bearing demand deposits and retail time deposits. Interest-bearing demand deposits decreased $23.1 million, or 4.1%, to $534.7 million at December 31, 2019 from $557.8 million at December 31, 2018, which was concentrated in the municipal sector. Retail time deposits decreased $20.3 million, or 42.2%, to $193.0 million at December 31, 2019 from $213.3 million at December 31, 2018, which was caused primarily by the runoff of certificate deposit specials having promotional interest rates. At December 31, 2019, FNCB had no brokered time deposits outstanding, compared to $53.1 million at December 31, 2018.

Non-interest-bearing demand deposits averaged $4.3 million, or 2.5%, lower at $164.0 million in 2019 as compared to $168.3 million in 2018. Interest-bearing deposits averaged $844.8 million in 2019, an increase of $6.7 million, or 0.8%, compared to $838.1 million in 2018. The increase was concentrated in average interest-bearing demand deposits which increased $10.6 million, or 2.1% comparing 2019 and 2018. In addition, average time deposits, increased $2.0 million, or 0.8%, to $238.2 million in 2019 from $236.2 million in 2018. Partially offsetting these increases was a decrease of $5.8 million, or 5.9%, in average savings deposits to $93.1 million in 2019 from $98.9 million in 2018. FNCB’s deposit funding costs increased 25 basis points, to 0.96% in 2019 from 0.71% in 2018. Rates on interest-bearing demand and time deposits increased by 24 basis points and 37 basis points, respectively, while rates on savings deposits remained steady at 0.13% comparing 2019 and 2018. The increase in deposit costs reflected higher market interest rates and increased competition sustained for the majority of 2019.

The average balance of, and the rate paid on, the major classifications of deposits for the past three years are summarized in the following table:

Deposit Distribution

	For the Year Ended December 31,
	2019		2018		2017
	Average		Average		Average
(dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate
Interest-bearing deposits:
Demand	$513,542	0.81%	$502,978	0.57%	$502,170	0.36%
Savings	93,114	0.13%	98,927	0.13%	101,952	0.13%
Time	238,145	1.60%	236,162	1.23%	198,143	0.80%
Total interest-bearing deposits	844,801	0.96%	838,067	0.71%	802,265	0.44%

Non-interest-bearing deposits	164,035		168,313		156,670

Total deposits	$1,008,836		$1,006,380		$958,935

The following table presents the maturity distribution of time deposits of $100,000 or more at December 31, 2019 and 2018:

Maturity Distribution of Time Deposits $100,000 or More

	December 31,
(in thousands)	2019	2018
3 months or less	$17,471	$49,056
Over 3 through 6 months	21,620	13,381
Over 6 through 12 months	35,299	48,273
Over 12 months	27,371	26,069
Total	$101,761	$136,779

Borrowings

Short-term borrowings generally represent overnight borrowing transactions through the FHLB of Pittsburgh, which provide for short-term funding requirements of FNCB and mature within one business day of the transaction. Short-term borrowings may also include federal funds purchased and borrowings through the Federal Reserve Discount Window, which are generally considered to be a contingency source of funding. FNCB periodically tests and/or confirms the availability of funding through the Federal Reserve Discount Window and federal funds lines of credit. There were no borrowings through the Federal Reserve Discount Window or under federal funds lines of credit outstanding at December 31, 2019 and 2018. At December 31, 2019, FNCB had $14.1 million in overnight advances outstanding with the FHLB of Pittsburgh, an increase of $7.5 million, or 113.6%, compared to $6.6 million in overnight advances outstanding at December 31, 2018.

Long-term debt is comprised of FHLB of Pittsburgh term advances, subordinated debentures and junior subordinated debentures and totaled $43.1 million at December 31, 2019, an increase of $15.5 million, or 56.0%, from $27.6 million at December 31, 2018. Term advances through the FHLB of Pittsburgh increased $20.5 million to $32.8 million at December 31, 2019 from $12.3 million at December 31, 2018. FHLB of Pittsburgh overnight and term advances are collateralized under a blanket pledge agreement, and FNCB is also required to purchase FHLB of Pittsburgh stock based upon the amount of advances outstanding. At December 31, 2019, FNCB’s maximum borrowing capacity with the FHLB of Pittsburgh was $333.3 million.

On September 1, 2009, FNCB offered only to accredited investors up to $25.0 million principal amount of unsecured subordinated debentures due September 1, 2019 (the "Notes"). The Notes had a principal balance of $5.0 million on December 31, 2018. The Notes had a fixed interest rate of 4.50%. Subsequent to December 31, 2018, on January 30, 2019, the Board of Directors of FNCB approved the acceleration of the final $5.0 million principal repayment on the Notes.  The $5.0 million final payment, which was due and payable on September 1, 2019, was paid to Noteholders on February 8, 2019.

FNCB also had $10.3 million of junior subordinated debentures outstanding at December 31, 2019 and 2018. The interest rate on these debentures resets quarterly at a spread of 1.67% above the current 3-month LIBOR rate. The average interest rate paid on the junior subordinated debentures in 2019 was 4.17%, compared to 3.88% in 2018.

Average borrowed funds decreased $56.0 million, or 46.8%, to $63.6 million in 2019 from $119.6 million in 2018. The average rate paid on borrowed funds increased 44 basis points to 2.66% in 2019 from 2.22% in 2018. The increase in rate on borrowed funds was due to increases in the rates paid for FHLB borrowings and junior subordinated debentures due to higher market interest rates for the majority of 2019. The maximum amount of total borrowings outstanding at any month end during the years ended December 31, 2019 and 2018 were $97.5 million and $203.2 million, respectively.

See Note 8, “Borrowed Funds” of the Notes to consolidated financial statements included in Item 8, "Financial Statements and Supplementary Data" to this Annual Report on Form 10-K for additional information about FNCB's borrowed funds.

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

The statements of cash flows present the change in cash and cash equivalents from operating, investing and financing activities. Cash and due from banks and interest-bearing deposits in other banks, which comprise cash and cash equivalents, are FNCB’s most liquid assets.  At December 31, 2019, cash and cash equivalents totaled $34.6 million, a decrease of $1.9 million from $36.5 million at December 31, 2018. The modest decrease in cash and cash equivalents was due to net cash inflows from investing and operating activities, which was slightly more than offset by a net cash outflow from financing activities.

Cash inflows from investing activities provided $37.1 million of cash and cash equivalents during the year ended December 31, 2019, which was due largely due to the net proceeds received from sales, maturities, calls and principal payments from available for sale debt securities in 2019 providing  $139.3 million of cash and cash equivalents, partially offset by $106.0 million in  purchases of available-for-sale securities. Also factoring into the net cash inflow from investing activities, was a net decrease in loans to customers of $7.7 million. FNCB also received $0.8 million in proceeds from the sale of OREO and $0.4 million in a settlement from bank-owned life insurance. FNCB utilized $4.5 million in cash and cash equivalents for the purchases of bank premises and equipment. Operating activities include net income, adjusted for the effects of non-cash transactions including, among others, depreciation and amortization and the provision for loan and lease losses, and is the primary source for the remaining funds from operations. Specifically, in 2019 FNCB recorded net income of $11.1 million and non-cash adjustments to income of $3.6 million, for a total of $14.7 million in net cash provided by operations.

Financing activities used $53.6 million in net cash, which resulted primarily from a $93.9 million net decrease in deposits in 2019, coupled with cash dividends paid totaling $4.0 million. Partially offsetting these outflows were net proceeds of $28.0 million from FHLB of Pittsburgh advances and $21.3 million from the issuance of common shares.

Management believes that FNCB’s liquidity position is sufficient to meet its cash flow needs as of December 31, 2019. FNCB generally utilizes core deposits as its primary source of liquidity. Core deposits include non-interest-bearing and interest-bearing demand deposits, savings deposits and other time deposits, net of brokered deposits and one-way purchased deposits generated through the Promontory Interfinancial Network, which include time deposits issued under CDARs program and money market and NOW accounts issued through the ICS program. Participating in the Promontory Interfinancial Network programs allows FNCB to service and attract potential high-balance deposits customers who want the security of full-FDIC insurance but want to maintain a local deposit relationship. Reciprocal deposits issued through the Promontory Interfinancial Network program are considered to be core deposits. As of December 31, 2019, FNCB had approximately $24.2 million placed into the reciprocal program. Core deposits averaged $974.6 million for the year ended December 31, 2019, an increase of $2.0 million, or 0.2%, compared to $972.6 million for the year ended December 31, 2018. The increase in core deposits primarily reflected higher volumes of interest-bearing demand deposits due to increases in its personal relationship checking and interest-earning business checking products. Management reduced FNCB's utilization of wholesale funds, which include brokered certificates of deposit and FHLB of Pittsburgh advances. As of December 31, 2019 wholesale funding totaled $46.9 million, a decrease of $47.9 million, or 50.5%, from $94.8 million at December 31, 2018. The decrease was due to a reduction of $75.8 million in brokered deposits, partially offset by a $28.0 million increase in FHLB of Pittsburgh advances. FNCB had available borrowing capacity with the FHLB of Pittsburgh of $333.3 million. Bank policy limits FHLB borrowing to 25% of Total Assets, or $297.8 million. In addition, FNCB had $40.0 million in federal fund lines of credit available through correspondent banks at December 31, 2019.

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

The following schedules present information regarding the Bank’s risk-based capital at December 31, 2019 and 2018, and selected other capital ratios:

	FNCB Bank		Minimum Required For Capital Adequacy Purposes	Minimum Required For Capital Adequacy Purposes with Conservation Buffer	Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
(dollars in thousands)	Amount	Ratio	Ratio	Ratio	Ratio
December 31, 2019

Total capital (to risk-weighted assets)	$133,406	14.77%	8.00%	10.50%	10.00%

Tier I capital (to risk-weighted assets)	123,753	13.70%	6.00%	8.50%	8.00%

Tier I common equity (to risk-weighted assets)	123,753	13.70%	4.50%	7.00%	6.50%

Tier I capital (to average assets)	123,753	10.36%	4.00%	4.000%	5.00%

Total risk-weighted assets	903,172

Total average assets	1,194,789

	FNCB Bank		Minimum Required For Capital Adequacy Purposes	Minimum Required For Capital Adequacy Purposes with Conservation Buffer	Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
(dollars in thousands)	Amount	Ratio	Ratio	Ratio	Ratio
December 31, 2018

Total capital (to risk-weighted assets)	$112,128	12.17%	8.00%	9.875%	10.00%

Tier I capital (to risk-weighted assets)	102,354	11.11%	6.00%	7.875%	8.00%

Tier I common equity (to risk-weighted assets)	102,354	11.11%	4.50%	6.375%	6.50%

Tier I capital (to average assets)	102,354	8.27%	4.00%	4.00%	5.00%

Total risk-weighted assets	921,126

Total average assets	1,238,347

FNCB’s total regulatory capital increased $21.3 million to $133.4 million at December 31, 2019 from $112.1 million at December 31, 2018. The Bank’s risk-based capital ratios exceeded the minimum regulatory capital ratios required for adequately capitalized institutions. Based on the most recent notification from its primary regulators, the Bank was categorized as well capitalized at December 31, 2019 and 2018. There are no conditions or events since this notification that management believes have changed this category.

As of December 31, 2019, FNCB had 29,828,592 shares of common stock available for future sale or share dividends. The number of shareholders of record at December 31, 2019 was 1,735. Quarterly market highs and lows, dividends paid and known market makers are highlighted in Part I, Item 5, “Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities” of this Annual Report on Form 10-K. For further discussion of FNCB’s capital requirements and dividend limitations, refer to Note 14, “Regulatory Matters,” of the notes to consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Additionally, FNCB has available 20,000,000 authorized shares of preferred stock. There were no preferred shares issued and outstanding at December 31, 2019 and 2018.

On January 28, 2019, FNCB announced that it had commenced a public offering of its shares of common stock in a firm commitment underwritten offering. The offering closed on February 8, 2019, FNCB issued 3,285,550 shares of its common stock, which included 428,550 shares of common stock issued upon the exercise in full of the option to purchase additional shares granted to underwriters, at a public offering price of $7.00 per share, less an underwriting discount of $0.35 per share. FNCB received net proceeds after deducting underwriting discounts and offering expenses of $21.3 million. Following the receipt of the proceeds during the first quarter of 2019, FNCB made a capital investment in FNCB Bank, it's wholly-owned subsidiary of $17.8 million.

FNCB’s ability to pay dividends to its shareholders is largely dependent on the Bank’s ability to pay dividends to FNCB. Bank regulations limit the amount of dividends that may be paid without prior approval of the Bank’s regulatory agency. Cash dividends declared and paid by FNCB during 2019 and 2018 were $0.20 per share and $0.17 per share, respectively. FNCB offers a Dividend Reinvestment and Stock Purchase plan ("DRP") to its shareholders. For the years ended December 31, 2019 and 2018 dividend reinvestment shares were purchased in open market transactions, however shares under the optional cash purchase feature of the DRP were issued from authorized but unissued common shares. Shares of common stock issued under the DRP totaled 7,369 and 17,050 for the years ended December 31, 2019 and 2018, respectively. Subsequent to December 31, 2019, on January 22, 2020, FNCB declared a $0.055 per share dividend payable on March 16, 2020 to shareholders of record on March 2, 2020.

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

For the year ended December 31, 2019, FNCB did not engage in any off-balance sheet transactions that would have or would be reasonably likely to have a material effect on its consolidated financial condition. For a further discussion of FNCB’s off-balance sheet arrangements, refer to Note 12, “Commitments, Contingencies, and Concentrations” to the notes to the consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.

The following table presents off-balance financial instruments whose contractual amounts represent credit risk at December 31, 2019 and 2018. With the exception of credit availability for certain commercial construction, land acquisition and development loans having a 24-month draw period, all of the off-balance sheet financial instruments outstanding at December 31, 2019 expire within one year of their respective contract dates.

Off-Balance Sheet Commitments

	December 31,
(in thousands)	2019	2018
Commitments to extend credit	$275,891	$181,322
Standby letters of credit	15,081	15,121

In order to provide for probable losses inherent in these instruments, FNCB recorded reserves for unfunded commitments of $703 thousand and $255 thousand at December 31, 2019 and 2018, respectively, which were included in other liabilities in the consolidated statements of financial condition.

FNCB’s Finance unit proactively monitors the level of unused commitments against the available sources of liquidity from its investment portfolio, from deposit gathering activities as well as available unused borrowing capacity from the FHLB and the Federal Reserve. The Finance unit reports the results of its liquidity monitoring regularly to FNCB’s Asset and Liability Management Committee, the Rate and Liquidity Committee, the Executive Management Committee and the Board of Directors.

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

While ALCO regularly performs a wide variety of simulations under various strategic balance sheet and treasury yield curve scenarios, the following results reflect FNCB’s sensitivity over the subsequent twelve months based on the following assumptions:

●	asset and liability levels as of December 31, 2019 as a starting point;
●	cash flows are based on contractual maturity and amortization schedules with applicable prepayments derived from internal historical data and external sources; and
●	cash flows are reinvested into similar instruments to keep interest-earning asset and interest-bearing liability levels constant.

The following table illustrates the simulated impact of parallel and instantaneous interest rate shocks of +400 basis points, +200 basis points and -100 basis points on net interest income and the change in economic value over a one-year time horizon from the December 31, 2019 levels:

	Rates +200		Rates +400		Rates -100
	Simulation	Policy	Simulation	Policy	Simulation	Policy
	Results	Limit	Results	Limit	Results	Limit
Earnings at risk:
Percent change in net interest income	(4.8)%	(12.5)%	(9.5)%	(20.0)%	1.9%	(10.0)%

Economic value at risk:
Percent change in economic value of equity	1.7%	(20.0)%	1.7%	(35.0)%	(7.1)%	(10.0)%

FNCB was liability rate sensitive at December 31, 2019, as a greater volume of interest-bearing liabilities than interest-earning assets will mature or reprice within a one-year time frame, due to a significant amount of non-maturity, interest-bearing deposit balances at the end of the period. Accordingly, model results at December 31, 2019 indicate that FNCB’s net interest income is expected to decrease 4.8%, while FNCB's economic value of equity is expected to increase 1.7% under a +200-basis point interest rate shock. In comparison, model results at December 31, 2018 indicated net interest income and the economic value of equity were expected to decrease 9.3% and 3.0% given a +200 basis point rate shock. Model results at December 31, 2019 continue to indicate that FNCB is short-term liability sensitive and long-term asset sensitive.

Model results at December 31, 2019 indicated that FNCB was liability rate sensitive over a one-year time horizon moving to an asset sensitive position in approximately months 13 though 15, and then continuing in an asset-sensitive position for the remaining periods of the model. The shift from liability sensitivity to asset sensitivity shortened by approximately three months from 18-24 months exhibited in the model results at December 31, 2018. During the third quarter of 2019, management took actions designed to shorten FNCB's liability sensitive position including reinvesting $36.9 million in proceeds from the sale of fixed-rate investments into floating-rate investments. Under the model, FNCB’s net interest income is expected to decrease 4.8% under a +200-basis point interest rate shock, while FNCB's economic value of equity is expected to increase 1.9% under a parallel shift in interest rates of +200 basis points. Under a -100-basis point interest rate shock, model results indicated that FNCB's net interest income would increase 1.7% and economic value of equity would decrease 7.1%. Comparatively, model results at December 31, 2018 indicated net interest income and economic value of equity were expected to decrease 9.3% and 3.0%, respectively, given a +200-basis point rate shock, while net interest income would increase 3.0% and economic value of equity would decrease 2.6%, respectively, given a -100-basis point rate shock.

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

As previously mentioned, as part of its ongoing monitoring, ALCO requires quarterly back testing of modeling results, which involves after-the-fact comparisons of projections with FNCB’s actual performance to measure the validity of assumptions used in the modeling techniques. As part of its quarterly review, management compared tax-equivalent net interest income recorded for the three months ended December 31, 2019 with tax-equivalent net interest income that was projected for the same three-month period. The variance between actual and projected tax-equivalent net interest income for the three-month period ended December 31, 2019 was $97 thousand or 1.1%. Although the variance was deemed immaterial, ALCO performs a rate/volume analysis between actual and projected results to continue to improve the accuracy of its simulation models.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of
FNCB Bancorp, Inc. and Subsidiaries

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial condition of FNCB Bancorp, Inc. and Subsidiaries (the "Company") as of December 31, 2019 and 2018, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows, for the years then ended and the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework: (2013) issued by COSO.

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

/s/ Baker Tilly Virchow Krause, LLP

We have served as the Company’s auditor since 2014.

Wilkes-Barre, Pennsylvania

March 9, 2020

FNCB BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,	December 31,
(in thousands, except share data)	2019	2018
Assets
Cash and cash equivalents:
Cash and due from banks	$22,861	$26,673
Interest-bearing deposits in other banks	11,704	9,808
Total cash and cash equivalents	34,565	36,481
Available-for-sale debt securities, at fair value	272,839	296,032
Equity securities, at fair value	920	891
Restricted stock, at cost	3,804	3,123
Loans held for sale	1,061	820
Loans, net of allowance for loan and lease losses of $8,950 and $9,519	819,529	829,581
Bank premises and equipment, net	17,518	14,425
Accrued interest receivable	3,234	3,614
Bank-owned life insurance	31,230	31,015
Other real estate owned	289	919
Net deferred tax assets	6,278	10,693
Other assets	12,274	10,138
Total assets	$1,203,541	$1,237,732

Liabilities
Deposits:
Demand (non-interest-bearing)	$179,465	$156,600
Interest-bearing	822,244	939,029
Total deposits	1,001,709	1,095,629
Borrowed funds:
Federal Home Loan Bank of Pittsburgh advances	46,909	18,930
Subordinated debentures	-	5,000
Junior subordinated debentures	10,310	10,310
Total borrowed funds	57,219	34,240
Accrued interest payable	258	338
Other liabilities	10,748	10,306
Total liabilities	1,069,934	1,140,513

Shareholders' equity
Preferred stock ($1.25 par)
Authorized: 20,000,000 shares at December 31, 2019 and December 31, 2018
Issued and outstanding: 0 shares at December 31, 2019 and December 31, 2018	-	-
Common stock ($1.25 par)
Authorized: 50,000,000 shares at December 31, 2019 and December 31, 2018
Issued and outstanding: 20,171,408 shares at December 31, 2019 and 16,821,371 shares at December 31, 2018	25,214	21,026
Additional paid-in capital	81,130	63,547
Retained earnings	24,207	17,186
Accumulated other comprehensive income (loss)	3,056	(4,540)
Total shareholders' equity	133,607	97,219
Total liabilities and shareholders’ equity	$1,203,541	$1,237,732

The accompanying notes to consolidated financial statements are an integral part of these statements.

FNCB BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended December 31,
(in thousands, except share data)	2019	2018
Interest income
Interest and fees on loans	$37,818	$36,381
Interest and dividends on securities:
U.S. government agencies	3,545	3,565
State and political subdivisions, tax-free	149	133
State and political subdivisions, taxable	3,263	4,105
Other securities	1,093	813
Total interest and dividends on securities	8,050	8,616
Interest on interest-bearing deposits in other banks	188	88
Total interest income	46,056	45,085
Interest expense
Interest on deposits	8,101	5,925
Interest on borrowed funds:
Federal Home Loan Bank of Pittsburgh advances	1,241	2,025
Subordinated debentures	24	228
Junior subordinated debentures	430	400
Total interest on borrowed funds	1,695	2,653
Total interest expense	9,796	8,578
Net interest income before provision for loan and lease losses	36,260	36,507
Provision for loan and lease losses	797	2,550
Net interest income after provision for loan and lease losses	35,463	33,957
Non-interest income
Deposit service charges	3,035	2,885
Net gain (loss) on the sale of available-for-sale securities	1,227	(4)
Net gain (loss) on equity securities	29	(27)
Net gain on the sale of mortgage loans held for sale	253	210
Net gain on the sale of SBA guaranteed loans	-	322
Net gain on the sale of other real estate owned	20	31
Loan-related fees	378	390
Income from bank-owned life insurance	520	555
Insurance recovery	-	6,027
Loan referral fees	703	-
Other	1,455	1,401
Total non-interest income	7,620	11,790
Non-interest expense
Salaries and employee benefits	15,518	14,780
Occupancy expense	1,948	2,191
Equipment expense	1,319	1,254
Advertising expense	738	699
Data processing expense	3,113	2,799
Regulatory assessments	306	861
Bank shares tax	566	636
Professional fees	1,056	1,028
Other losses	156	598
Other operating expenses	4,962	4,481
Total non-interest expense	29,682	29,327
Income before income tax expense	13,401	16,420
Income tax expense	2,326	3,071
Net income	$11,075	$13,349

Earnings per share
Basic	$0.56	$0.79
Diluted	$0.56	$0.79

Cash dividends declared per common share	$0.20	$0.17
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	19,802,095	16,799,004
Diluted	19,807,592	16,820,753

The accompanying notes to consolidated financial statements are an integral part of these statements.

FNCB BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Year Ended December 31,
(in thousands)	2019	2018
Net income	$11,075	$13,349
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale debt securities	10,842	(3,624)
Taxes	(2,277)	761
Net of tax amount	8,565	(2,863)

Reclassification adjustment for net (gains) losses included in net income	(1,227)	4
Taxes	258	(1)
Net of tax amount	(969)	3

Total other comprehensive income (loss)	7,596	(2,860)

Comprehensive income	$18,671	$10,489

The accompanying notes to consolidated financial statements are an integral part of these statements.

FNCB BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the Years Ended December 31, 2019 and 2018

					Accumulated
	Number		Additional		Other	Total
	of Common	Common	Paid-in	Retained	Comprehensive	Shareholders'
(in thousands, except share data)	Shares	Stock	Capital	Earnings	(Loss) Income	Equity
Balances, December 31, 2017	16,757,963	$20,947	$63,210	$6,779	$(1,745)	$89,191
Net income for the year	-	-	-	13,349	-	13,349
Cash dividends paid, $0.17 per share	-	-	-	(2,857)	-	(2,857)
Reclassification of unrealized loss on equity securities	-	-	-	(65)	65	-
Restricted stock awards	-	-	279	-	-	279
Common shares issued under long-term incentive compensation plan	46,358	58	(58)	-	-	-
Common shares issued through dividend reinvestment/optional cash purchase plan	17,050	21	116	(20)	-	117
Other comprehensive loss, net of tax of $760	-	-	-	-	(2,860)	(2,860)
Balances, December 31, 2018	16,821,371	$21,026	$63,547	$17,186	$(4,540)	$97,219
Net income for the year	-	-	-	11,075	-	11,075
Cash dividends paid, $0.20 per share	-	-	-	(4,030)	-	(4,030)
Common shares issued for capital raise, net	3,285,550	4,107	17,201			21,308
Restricted stock awards	-	-	255	-	-	255
Common shares issued under long-term incentive compensation plan	57,118	71	79	-	-	150
Common shares issued through dividend reinvestment/optional cash purchase plan	7,369	10	48	(24)	-	34
Other comprehensive income, net of tax of $2,019	-	-	-	-	7,596	7,596
Balances, December 31, 2019	20,171,408	$25,214	$81,130	$24,207	$3,056	$133,607

The accompanying notes to consolidated financial statements are an integral part of these statements.

FNCB BANCORP, INC AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
(in thousands)	2019	2018
Cash flows from operating activities:
Net income	$11,075	$13,349
Adjustments to reconcile net income to net cash provided by operating activities:
Investment securities amortization, net	746	824
Equity in trust	(13)	(12)
Depreciation and amortization	2,987	2,968
Valuation adjustment for loan servicing rights	2	-
Stock-based compensation expense	405	279
Provision for loan and lease losses	797	2,550
Valuation adjustment for off-balance sheet commitments	448	(127)
Net (gain) loss on the sale of available-for-sale debt securities	(1,227)	4
Net (gain) loss on equity securities	(29)	27
Net gain on the sale of mortgage loans held for sale	(253)	(210)
Net gain on the sale of SBA guaranteed loans	-	(322)
Net gain on the sale of other real estate owned	(20)	(31)
Valuation adjustment of other real estate owned	85	102
Loss on the disposition of bank premises and equipment	35	328
Gain on bank-owned life insurance settlement	(114)	-
Income from bank-owned life insurance	(520)	(555)
Proceeds from the sale of mortgage loans held for sale	9,900	9,819
Funds used to originate mortgage loans held for sale	(9,887)	(9,334)
Decrease in net deferred tax assets	2,396	5,835
Decrease (increase) in accrued interest receivable	380	(380)
Increase in prepaid expenses and other assets	(2,107)	(2,347)
(Decrease) increase in accrued interest payable	(80)	97
Decrease in director indemnification liability	-	(2,553)
(Decrease) increase in accrued expenses and other liabilities	(354)	2,839
Total adjustments	3,577	9,801
Net cash provided by operating activities	14,652	23,150

Cash flows from investing activities:
Maturities, calls and principal payments of available-for-sale debt securities	11,051	6,676
Proceeds from the sale of available-for-sale debt securities	128,233	4,559
Purchases of available-for-sale debt securities	(105,995)	(22,256)
Purchase of the stock in Federal Home Loan Bank of Pittsburgh	(681)	(360)
Net decrease (increase) in loans to customers	7,737	(77,924)
Proceeds from the sale of SBA guaranteed loans	-	6,032
Proceeds from the sale of other real estate owned	821	470
Proceeds received from bank-owned life insurance settlement	419	-
Proceeds received from sale of bank premises and equipment	16	-
Purchases of bank premises and equipment	(4,540)	(6,015)
Net cash provided by (used in) investing activities	37,061	(88,818)

Cash flows from financing activities:
Net (decrease) increase in deposits	(93,920)	93,181
Net proceeds from Federal Home Loan Bank of Pittsburgh advances - overnight	7,500	6,600
Proceeds from Federal Home Loan Bank of Pittsburgh advances - term	70,000	73,929
Repayment of Federal Home Loan Bank of Pittsburgh advances - term	(49,521)	(106,567)
Principal reduction on subordinated debentures	(5,000)	-
Proceeds from issuance of common shares, net of discount	21,342	117
Cash dividends paid	(4,030)	(2,857)
Net cash (used in) provided by financing activities	(53,629)	64,403
Net decrease in cash and cash equivalents	(1,916)	(1,265)
Cash and cash equivalents at beginning of year	36,481	37,746
Cash and cash equivalents at end of year	$34,565	$36,481

Supplemental cash flow information
Cash paid during the period for:
Interest	$9,876	$8,481
Income taxes	-	23
Other transactions:
Lease liabilities arising from obtaining right-of-use assets	92	-
Bank premises and equipment transferred to other real estate owned	-	291
Loans transferred to other real estate owned and repossessed assets	-	146
Investor loans transferred to other real estate owned	256	-

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

The Bank provides customary retail and commercial banking services to individuals, businesses and local governments and municipalities through its 17 full-service branch locations within its primary market area, Northeastern Pennsylvania and its limited purpose office (“LPO”) based in Allentown, Lehigh County, Pennsylvania.

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

Securities

Debt Securities

FNCB classifies its investments in debt securities as either held-to-maturity or available-for-sale at the time of purchase. Debt securities that are classified as held-to-maturity are carried at amortized cost when management has the positive intent and ability to hold them to maturity. Debt securities that are classified as available-for-sale are carried at fair value with unrealized holding gains and losses recognized as a component of shareholders’ equity in accumulated other comprehensive income (loss), net of tax. Amortization of premiums and accretion of discounts is recognized over the life of the related security as an adjustment to yield using the interest method. Realized gains and losses on sales of debt securities are based on amortized cost using the specific identification method on the trade date. All of FNCB's debt securities were classified as available-for-sale at December 31, 2019 and 2018.

Equity Securities with Readily Determinable Fair Values

FNCB's equity securities consist entirely of a mutual fund investment comprised of 1-4 family residential mortgage-backed securities collateralized by properties within FNCB's geographical market. Equity securities with readily determinable fair values are reported at fair value with net unrealized gains and losses recognized in the consolidated statements of income.

Fair values for debt securities and equity securities with readily determinable fair values are based upon quoted market prices, where available. If quoted market prices are not available, fair values are based upon quoted market prices of comparable instruments, or a discounted cash flow model using market estimates of interest rates and volatility.

Restricted Securities

Investments in restricted securities have limited marketability, are carried at cost and are evaluated for impairment based on FNCB’s determination of the ultimate recoverability of the par value of the stock. FNCB’s investment in restricted securities, comprised of stock in the Federal Home Loan Bank of Pittsburgh and Atlantic Community Bankers Bank.

Equity Securities without Readily Determinable Fair Values

Equity securities without readily determinable fair values consist entirely of FNCB's investment in the common stock of a privately-held bank holding company. Equity securities without readily determinable fair values are carried at cost and included in other assets in the consolidated statements of financial condition. On a quarterly basis, management performs a qualitative assessment to determine if the investment is impaired. If the qualitative assessment indicates impairment, the investment is written down to its fair value, with the charge for impairment included in net income.

Evaluation for Other Thank Temporary Impairment

On a quarterly basis, management evaluates all securities in an unrealized loss position for other than temporary impairment (“OTTI”). An individual security is considered impaired when its current fair value is less than its amortized cost basis. As part of its evaluation, management considers the following factors, among other things, in determining whether the security’s impairment is other than temporary:

●	the length of time and extent of the impairment;
●	the causes of the decline in fair value, such as credit deterioration, interest rate fluctuations, or market volatility;
●	adverse industry or geographic conditions;
●	historical implied volatility;
●	payment structure of the security and whether FNCB expects to receive all contractual cash flows;
●	failure of the issuer to make contractual interest or principal payments in the past; and
●	changes in the security’s rating.

Based on current authoritative guidance, when a held-to-maturity or available-for-sale security is assessed for OTTI, management must first consider (a) whether it intends to sell the security and (b) whether it is more likely than not the FNCB will be required to sell the security prior to recovery of its amortized cost. If one of these circumstances applies to a security, an OTTI loss is recognized in the statement of income equal to the full amount of the decline in fair value below amortized cost. If neither of these circumstances applies to a security, but FNCB does not expect to recover the entire amortized cost, an OTTI loss has occurred that must be separated into two categories: (a) the amount related to credit loss and (b) the amount related to other factors (such as market risk). In assessing the level of OTTI attributable to credit loss, management compares the present value of cash flows expected to be collected with the amortized cost of the security. The portion of the total OTTI related to credit loss is identified as the amount of principal cash flows not expected to be received over the remaining term of the security as estimated based on cash flow projections discounted at the applicable original yield of the security, and is recognized in earnings, while the amount related to other factors is recognized in other comprehensive income (loss). The total OTTI loss is presented in the statement of income less the portion recognized in other comprehensive income (loss). When a debt security becomes other-than-temporarily impaired, its amortized cost basis is reduced to reflect the portion of the total impairment related to credit loss. The assessment of whether an OTTI decline exists involves a high degree of subjectivity and judgment that is based on information available to management at a point in time.

Loans and Loan Origination Fees and Costs

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at their outstanding unpaid principal balance, net of unamortized deferred loan fees and costs, any unearned income and partial charge-offs. Loans receivable are presented net of the allowance for loan and lease losses in the consolidated statements of financial condition. Interest income on all loans is recognized using the effective interest method. Nonrefundable loan origination fees, as well as certain direct loan origination costs, are deferred and the net amount amortized over the contractual life of the related loan as an adjustment to yield using the effective interest method. Amortization of deferred loan fees or costs is discontinued when a loan is placed on non-accrual status.

Loans are placed on non-accrual status when a loan is specifically determined to be impaired or when management believes that the collection of interest or principal is doubtful. This generally occurs when a default of interest or principal has existed for 90 days or more, unless the loan is well secured and in the process of collection, or when management becomes aware of facts or circumstances that the loan would default before 90 days. FNCB determines delinquency status based on the number of days since the date of the borrower’s last required contractual loan payment. When the interest accrual is discontinued, all unpaid interest income is reversed and charged back against current earnings. Any subsequent cash payments received are applied, first to the outstanding principal balance, then to the recovery of any previously charged-off principal, with any excess treated as a recovery of lost interest. A non-accrual loan is returned to accrual status when the loan is current as to principal and interest payments, is performing according to contractual terms for six consecutive months and factors indicating reasonable doubt about the timely collection of payments no longer exist.

In accordance with federal regulations, prior to making, extending, renewing or advancing additional funds in excess of $400 thousand on a loan secured by real estate, FNCB requires an appraisal of the property by an independent, state-certified or state-licensed appraiser (depending upon collateral type and loan amount) that is approved by the Board of Directors. Appraisals are reviewed internally or by an independent third party engaged by FNCB. Generally, management obtains a new appraisal when a loan is deemed impaired. These appraisals may be more limited in scope than those obtained at the initial underwriting of the loan.

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

Loan Impairment

A loan is considered impaired when it is probable that FNCB will be unable to collect all amounts due (including principal and interest) according to the contractual terms of the note and loan agreement. For purposes of the analysis, all TDRs, loan relationships with an aggregate outstanding balance greater than $100 thousand rated substandard and non-accrual, and loans that are identified as doubtful or loss are considered impaired. Impaired loans are analyzed individually to determine the amount of impairment. For collateral-dependent loans, impairment is measured based on the fair value of the collateral supporting the loans. A loan is determined to be collateral dependent when repayment of the loan is expected to be provided through the operation or liquidation of the collateral held. For impaired loans that are secured by real estate, external appraisals are generally obtained annually, or more frequently as warranted, to ascertain a fair value so that the impairment analysis can be updated. Should a current appraisal not be available at the time of impairment analysis, other sources of valuation may be used including current letters of intent, broker price opinions or executed agreements of sale. For non-collateral dependent loans, impairment is measured based on the present value of expected future cash flows, net of any deferred fees and costs, discounted at the loan’s original effective interest rate.

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

FNCB's allowance methodology consists primarily of two components, a specific component and a general component. The specific component relates to loans that are classified as impaired. For such loans, an allowance is established when the discounted cash flows, collateral value or observable market price of the impaired loan is lower than the carrying value of that loan. The general component covers all other loans and is based on historical loss experience adjusted by qualitative factors. The general reserve component of the ALLL is based on pools of unimpaired loans segregated by loan segment and risk rating categories of “Pass”, “Special Mention” or “Substandard and Accruing.” Historical loss factors and various qualitative factors are applied based on the risk profile in each risk rating category to determine the appropriate reserve related to those loans. Substandard loans on non-accrual status above the $100 thousand loan relationship threshold and all loans considered TDRs are classified as impaired. Based on its evaluation, management may establish an unallocated component that is used to cover any inherent losses that exist as of the evaluation date, but which may not have been identified under the methodology.

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

Residential Real Estate Loans - FNCB offers fixed-rate 1 - 4 family residential loans. Residential first lien mortgages are generally subject to an 80% loan to value ratio based on the appraised value of the property. FNCB will generally require the mortgagee to purchase Private Mortgage Insurance if the amount of the loan exceeds the 80% loan to value ratio. Residential mortgage loans are generally smaller in size and are considered homogeneous as they exhibit similar characteristics. FNCB may sell loans and retain servicing when warranted by market conditions.

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

Mortgage Banking Activities, Loan Sales and Servicing

Mortgage loans originated and held for sale are carried at the lower of aggregate cost or fair value determined on an individual loan basis. Net unrealized losses are recorded as a valuation allowance and charged to earnings. Gains and losses on sales of mortgage loans are based on the difference between the selling price and the carrying value of the related loan sold and include the value assigned to the rights to service the loan.

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

Other Real Estate Owned

OREO consists of property acquired by foreclosure, abandonment or conveyance of deed in-lieu of foreclosure of a loan, and bank premises that are no longer used for operation or for future expansion. OREO is held for sale and is initially recorded at fair value less estimated costs to sell at the date of acquisition or transfer, which establishes a new cost basis. Upon acquisition of the property through foreclosure or deed in-lieu of foreclosure, any adjustment to fair value less estimated selling costs is recorded to the ALLL. The determination is made on an individual asset basis. Bank premises no longer used for operations or future expansion are transferred to OREO at fair value less estimated selling costs with any related write-down included in non-interest expense. Subsequent to acquisition, valuations are periodically performed, and the assets are carried at the lower of cost or fair value less estimated cost to sell. Fair value is determined through external appraisals, current letters of intent, broker price opinions or executed agreements of sale, unless management determines that conditions exist that warrant an adjustment to the value. Costs relating to the development and improvement of the OREO properties may be capitalized; holding period costs and any subsequent changes to the valuation allowance are charged to expense as incurred.

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

Buildings and improvements (years)	5	to	40
Furniture, fixtures and equipment (years)	3	to	20
Leasehold improvements (years)	3	to	35

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

FNCB files a consolidated Federal income tax return. Under tax sharing agreements, each subsidiary provides for and settles income taxes with FNCB as if it would have filed on a separate return basis. Interest and penalties, if any, as a result of a taxing authority examination are recognized within non-interest expense. FNCB is not currently subject to an audit by any of its tax authorities and with limited exception is no longer subject to federal and state income tax examinations by taxing authorities for years before 2016.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more-likely-than-not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Management determined that FNCB had no liabilities for uncertain tax positions at December 31, 2019 and 2018.

Earnings per Share

Earnings per share is calculated on the basis of the weighted-average number of common shares outstanding during the year. Basic earnings per share excludes dilution and is computed by dividing net income available to common shareholders by the weighted-average common shares outstanding during the period. Diluted earnings per share reflect additional shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by FNCB relate to shares of unvested restricted stock for which the dilutive effect is calculated using the treasury stock method.

Stock-Based Compensation

FNCB is required to measure and record compensation expense for stock-based payments based on the instrument’s fair value on the date of the grant. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model. The fair value of shares of restricted stock awarded under the Long Term Incentive Compensation Plan (“LTIP”) is determined using an average of the high and low prices for FNCB’s common stock for the 10 days preceding the grant date. Stock-based compensation expense for stock options and restricted stock is recognized ratably over the vesting period, adjusted for forfeitures during the period in which they occur.

Bank-Owned Life Insurance

Bank-owned life insurance (“BOLI”) represents the cash surrender value of life insurance policies on certain current and former directors and officers of FNCB. FNCB purchased the insurance as a tax-deferred investment and future source of funding for liabilities, including the payment of employee benefits such as health care. BOLI is carried in the consolidated statements of financial condition at its cash surrender value. Increases in the cash value of the policies, as well as proceeds received, are recorded in non-interest income. Under some of these policies, the beneficiaries receive a portion of the death benefit. The net present value of the future death benefits scheduled to be paid to the beneficiaries was $113 thousand and $111 thousand at December 31, 2019 and 2018, respectively, and is reflected in other liabilities on the consolidated statements of financial condition.

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

Revenue Recognition

On January 1, 2018, FNCB adopted Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606): Section A, “Summary and Amendments That Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs-Contract with Customers (Subtopic 340-40);” Section B, “Conforming Amendments to Other Topics and Subtopics in the Codification and Status Tables;” and Section C, “Background Information and Basis for Conclusions,” provides a robust framework for addressing revenue recognition issues, and replaced almost all existing revenue recognition guidance, including industry specific guidance, in current GAAP. FNCB elected to implement the new guidance using the modified retrospective application, with the cumulative effect recorded as an adjustment to opening retained earnings upon adoption. The adoption of ASU 2014-09 did not have a material effect on the operating results or financial position of FNCB, and there was no cumulative effect adjustment required to be recorded.

FNCB recognizes revenues as they are earned based on contractual terms, as transactions occur, or as services are provided and collectability is reasonably assured.  FNCB's primary source of revenue is interest income from the Bank's loans and investment securities. FNCB also earns non-interest income from various banking services offered by the Bank as follows:

●

Deposit service charges - include general service fees for monthly account maintenance, account analysis fees, non-sufficient funds fees, wire transfer fees and other deposit account related fees. Revenue is recognized when FNCB’s performance obligation is completed which is generally monthly for account maintenance services or when a transaction has been completed (such as a wire transfer). Payment for service charges on deposit accounts is received immediately or in the following month through a direct charge to customers’ accounts. Also included in deposit service charges is income from ATM surcharges and debit card services income. ATM surcharges are generated when an FNCB cardholder uses a an ATM that is not within the AllPoint ATM network or a non-FNCB cardholder uses an FNCB ATM. Card services income is primarily comprised of interchange fees earned whenever a customer uses an FNCB debit card as payment for goods and/or services through a card payment network such as Mastercard/Visa. FNCB’s performance obligation is satisfied on a daily basis as transactions are processed. FNCB recognizes ATM surcharges and card services income as transactions with merchants are settled, generally on a daily basis.

●

Net gains on the sale of other real estate owned - FNCB records a gain or loss from the sale of OREO when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When FNCB finances the sale of OREO to the buyer, FNCB assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable.  Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer.  In determining the gain or loss on the sale, FNCB adjusts the transaction prices and related gain (loss) on sale if a significant financing component is present.

●	Loan referral fees represent fees FNCB receives from a third party correspondent bank for referring certain qualified borrowers to their proprietary loan participation swap program. FNCB receives the referral fees at the time the loan closes. The fees are non-refundable and are not tied to the loan and FNCB has no future obligations to the correspondent under the participation agreement related to the referral fee. FNCB records referral fees in non-interest income upon receipt.
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

New Authoritative Accounting Guidance

Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842): “Leases” requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases with lease terms of more than 12 months. Consistent with prior GAAP, the recognition, measurement and presentation of expenses and cash flows arising from a lease by the lessee will primarily depend on its classification as a finance or operating lease. However, unlike prior GAAP, which requires only capital leases to be recognized on the balance sheet, the new ASU requires both finance and operating leases to be recognized on the balance sheet. ASU 2016-02 also requires disclosures to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. The new disclosures include both qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. ASU 2016-02 is effective with fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 for public business entities. An entity could adopt the new guidance either by restating prior periods and recording a cumulative effect adjustment at the beginning of the earliest comparative period presented or by recording a cumulative effect adjustment at the beginning of the period of adoption. FNCB adopted this guidance on January 1, 2019 and applied the standard by recording a cumulative effect adjustment at that date. Management performed a comprehensive evaluation of the effect this guidance may have on its operating results or financial position, including working with various business units within the organization and reviewing contractual arrangements for embedded leases in an effort to identify FNCB’s full lease population. Based on management's evaluation, the adoption of ASU 2016-02 resulted in FNCB recording an aggregate right of use asset and lease liability of $3.2 million and $3.7 million for its operating lease commitments. See Note 12, "Commitments, Contingencies and Concentrations," in these notes to consolidated financial statements included in Item 8, "Financial Statements and Supplementary Data," to this Annual Report on Form 10-K for required disclosure regarding FNCB's right of use assets and lease liabilities.

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

Accounting Guidance to be Adopted in Future Periods

ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): “Measurement of Credit Losses on Financial Instruments,” replaces the current loss impairment methodology under GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to form credit loss estimates in an effort to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit. ASU 2016-13 is commonly referred to as Current Expected Credit Losses ("CECL"). and will require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The amendments in this update affect entities holding financial assets and net investment in leases that are not accounted for at fair value through net income, including such financial assets as loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. On June 17, 2016, the four, federal financial institution regulatory agencies (the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the National Credit Union Administration and the Office of the Comptroller of the Currency), issued a joint statement to provide information about ASU 2016-13 and the initial supervisory views regarding the implementation of the new standard. The joint statement applies to all banks, savings associations, credit unions and financial institution holding companies, regardless of asset size. The statement details the key elements of, and the steps necessary for, the successful transition to the new accounting standard. In addition, the statement notifies financial institutions that because the appropriate allowance levels are institution-specific amounts, the agencies will not establish benchmark targets or ranges for the change in institutions’ allowance levels upon adoption of the ASU, or for allowance levels going forward. Due to the importance of ASU 2016-13, the agencies encourage financial institutions to begin planning and preparing for the transition and state that senior management, under the oversight of the board of directors, should work closely with staff in their accounting, lending, credit risk management, internal audit, and information technology functions during the transition period leading up to, and well after, adoption. ASU 2016-13 was originally effective for public business entities that are registered with the U.S. Securities and Exchange Commission (“SEC”) under the Securities and Exchange Act of 1934, as amended, including smaller reporting companies, for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. All entities may adopt the amendments in this ASU earlier as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. On November 15, 2019, the Financial Accounting Standards Board ("FASB") issued ASU 2019-10, "Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates," which finalized various effective dates delay for private companies, not-for-profit organizations, and certain smaller reporting companies. Specifically under ASU 2019-10 the effective date for implementation of CECL for smaller reporting companies, private companies and not-for-profits was extended to fiscal years, and interim periods within those years, beginning after December 15, 2022. FNCB is a smaller reporting company, and accordingly, will adopt this guidance on January 1, 2023. FNCB has created a CECL task group comprised of members of its finance, credit administration, lending, internal audit, loan operations and information systems units. The CECL task group understands the provisions of ASU 2016-13 and is currently in the process of implementing the new guidance, which includes, but is not limited to: (1) identifying segments and sub-segments within the loan portfolio that have similar risk characteristics; (2) determining the appropriate methodology for each segment; (3) implementing changes that are necessary to its core operating system and interfaces to be able to capture appropriate data requirements; and (4) evaluating  qualitative factors and economic to develop appropriate forecasts for integration into the model. FNCB is currently evaluating the effect this guidance may have on its operating results and/or financial position, including assessing any potential impact on its capital.

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

ASU 2019-12 Income Taxes (Topic 740) -"Simplifying the Accounting for Income Taxes" is part of the initiative to reduce complexity in accounting standards by removing certain exceptions to the general principles in Topic 740.  The amendments also provide for the consistent application of, and simplify, GAAP for other areas of Topic 740 by clarifying and amending existing guidance. Particularly, ASU 2019-12 simplifies GAAP related to franchise taxes that are partially based on income, transactions with a government that result in a step up in the tax basis of goodwill, separate financial statements of legal entities that are not subject to tax, and enacted changes in tax laws in interim periods. ASU 2019-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020 for public business entities, and for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years, beginning after December 15, 2022, for all other entities. Early adoption is permitted. The adoption of this guidance on January 1, 2022 is not expected to have a material effect on the operating results or financial position of FNCB.

ASU 2020-01 Investments - "Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815). The new guidance addresses accounting for the transition into and out of the equity method and measuring certain purchase options and forward contracts to acquire investments.  If a company is applying the measurement alternative for an equity investment under ASC 321 and must transition to the equity method, or if applying the equity method and must transition to ASC 321; because of an observable transaction, it will remeasure its investment immediately before transition.  If a company holds certain non-derivative forward contracts or purchased call options to acquire equity securities, such instruments generally will be measured using the fair value principles of ASC 321 before settlement or exercise. ASU 2020-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020 for public business entities, and for fiscal years, and interim periods within those fiscal years beginning after December 15, 2021 for all other entities. Early adoption is permitted. The adoption of this guidance on January 1, 2022 is not expected to have a material effect on the operating results or financial position of FNCB.

Note 3. RESTRICTED CASH BALANCES

FNCB is required to maintain average reserve balances as established by the Federal Reserve Bank. The required reserve balance was $1.6 million at both December 31, 2019 and 2018. FNCB satisfied through the restriction of vault cash and deposits maintained at the Federal Reserve Bank.

In addition, FNCB maintains compensating balances at correspondent banks, most of which are not required, but are used to offset specific charges for services. At December 31, 2019 and 2018, the amount of these balances were $1.2 million and $2.8 million, respectively.

Note 4. SECURITIES

Debt Securities

The following tables present the amortized cost, gross unrealized gains and losses, and the fair value of FNCB’s available-for-sale debt securities at December 31, 2019 and 2018:

	December 31, 2019
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(in thousands)	Cost	Gains	Losses	Value
Available-for-sale debt securities:
Obligations of state and political subdivisions	$115,428	$2,694	$359	$117,763
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	79,606	780	92	80,294
Collateralized mortgage obligations - commercial	17,414	320	11	17,723
Mortgage-backed securities	18,142	343	-	18,485
Private collateralized mortgage obligations	25,069	49	43	25,075
Corporate debt securities	7,000	182	-	7,182
Asset-backed securities	5,618	4	1	5,621
Negotiable certificates of deposit	694	2	-	696
Total available-for-sale debt securities	$268,971	$4,374	$506	$272,839

	December 31, 2018
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(in thousands)	Cost	Gains	Losses	Value
Available-for-sale debt securities:
Obligations of state and political subdivisions	$154,268	$214	$2,295	$152,187
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	35,147	6	946	34,207
Collateralized mortgage obligations - commercial	76,038	-	2,398	73,640
Mortgage-backed securities	24,165	47	278	23,934
Private collateralized mortgage obligations	2,908	7	2	2,913
Corporate debt securities	5,000	14	78	4,936
Asset-backed securities	1,825	-	23	1,802
Negotiable certificates of deposit	2,428	-	15	2,413
Total available-for-sale debt securities	$301,779	$288	$6,035	$296,032

Except for securities of U.S. government and government-sponsored agencies, there were no securities of any individual issuer that exceeded 10.0% of shareholders’ equity at December 31, 2019 or 2018.

The following table presents the maturity information of FNCB’s available-for-sale debt securities at December 31, 2019. Expected maturities will differ from contractual maturity because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Because collateralized mortgage obligations, mortgage-backed securities and asset-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary.

	December 31, 2019
	Available-for-Sale
	Amortized	Fair
(in thousands)	Cost	Value
Amounts maturing in:
One year or less	$2,195	$2,201
After one year through five years	49,724	50,936
After five years through ten years	51,056	52,525
After ten years	20,147	19,979
Asset-backed securities	5,618	5,621
Collateralized mortgage obligations	122,089	123,092
Mortgage-backed securities	18,142	18,485
Total	$268,971	$272,839

The following table presents the gross proceeds received and gross realized gains and losses on sales of available-for-sale debt securities for the years ended December 31, 2019 and 2018.

	Year Ended December 31,
(in thousands)	2019	2018
Available-for-sale debt securities:
Gross proceeds received on sales	$128,233	$4,559
Gross realized gains	1,257	-
Gross realized losses	(30)	(4)

The following tables present the number of, fair value and gross unrealized losses of available-for-sale debt securities with unrealized losses at December 31, 2019 and 2018, aggregated by investment category and length of time the securities have been in an unrealized loss position.

	December 31, 2019
	Less than 12 Months			12 Months or Greater			Total
	Number		Gross	Number		Gross	Number		Gross
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
(dollars in thousands)	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Obligations of state and political subdivisions	10	$19,436	$359	-	$-	$-	10	$19,436	$359
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	4	19,934	92	-	-	-	4	19,934	92
Collateralized mortgage obligations - commercial	1	2,500	11	-	-	-	1	2,500	11
Mortgage-backed securities	-	-	-	-	-	-	-	-	-
Private collateralized mortgage obligations	4	18,990	43	-	-	-	4	18,990	43
Corporate debt securities	-	-	-	-	-	-	-	-	-
Asset-backed securities	2	888	1	-	-	-	2	888	1
Negotiable certificates of deposit	-	-	-	-	-	-	-	-	-
Total	21	$61,748	$506	-	$-	$-	21	$61,748	$506

	December 31, 2018
	Less than 12 Months			12 Months or Greater			Total
	Number		Gross	Number		Gross	Number		Gross
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
(dollars in thousands)	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Obligations of state and political subdivisions	3	$7,154	$205	109	$112,563	$2,090	112	$119,717	$2,295
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	-	-	-	14	31,414	946	14	31,414	946
Collateralized mortgage obligations - commercial	-	-	-	25	73,640	2,398	25	73,640	2,398
Mortgage-backed securities	1	52	-	6	10,294	278	7	10,346	278
Private collateralized mortgage obligations	1	950	2	-	-	-	1	950	2
Corporate debt securities	2	2,922	78	-	-	-	2	2,922	78
Asset-backed securities	1	369	2	1	1,433	21	2	1,802	23
Negotiable certificates of deposit	3	740	3	7	1,673	12	10	2,413	15
Total	11	$12,187	$290	162	$231,017	$5,745	173	$243,204	$6,035

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

There were 21 securities in an unrealized loss position at December 31, 2019, including 10 obligations of state and political subdivisions, 5 securities issued by a U.S. government or government-sponsored agency, 4 non-agency mortgage-backed securities and 2 asset-backed securities. Management performed a review of all securities in an unrealized loss position as of December 31, 2019 and determined that movements in the fair values of the securities were consistent with changes in market interest rates. In addition, as part of its review, management noted that there was no material change in the credit quality of any of the issuers or any other event or circumstance that may cause a significant adverse effect on the fair value of these securities. Moreover, to date, FNCB has received all scheduled principal and interest payments and expects to fully collect all future contractual principal and interest payments on all securities in an unrealized loss position at December 31, 2019. FNCB does not intend to sell the securities, nor is it more likely than not that it will be required to sell the securities, prior to recovery of their amortized cost. Based on the results of its review and considering the attributes of these debt securities, management concluded that the individual unrealized losses were temporary and OTTI did not exist at December 31, 2019.

Equity Securities

FNCB’s investment in equity securities consists entirely of a mutual fund investment comprised of 1 - 4 family residential mortgage-backed securities collateralized by properties within FNCB’s geographical market. At December 31, 2019 and 2018, this mutual fund had a cost of $1.0 million. The unrealized loss on the mutual fund was $80 thousand and $109 thousand, respectively, resulting in a fair value of $920 thousand and $891 thousand, respectively, at December 31, 2019 and 2018. FNCB adopted ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): “Recognition and Measurement of Financial Assets and Financial Liabilities” on January 1, 2018. Upon adoption FNCB recorded a one-time reclassification between retained earnings and accumulated other comprehensive loss for the unrealized loss on this mutual fund, net of taxes, of $65 thousand. Under the new guidance, any changes in the fair value of equity securities is recognized in the consolidated statements of income.

The following table presents unrealized and realized gains and losses recognized in net income on equity securities for the years ended December 31, 2019 and 2018.

	Year Ended December 31,
(in thousands)	2019	2018
Net gain (loss) recognized on equity securities	$29	$(27)
Less: net gains (losses) recognized on equity securities sold	-	-
Unrealized gain (loss) recognized on equity securities held	$29	$(27)

Restricted Securities

The following table presents FNCB's investment in restricted securities at December 31, 2019 and 2018.  Restricted securities have limited marketability and are carried at cost.

	December 31,
(in thousands)	2019	2018
Stock in Federal Home Loan Bank of Pittsburgh	$3,794	$3,113
Stock in Atlantic Community Bankers Bank	10	10
Total restricted securities, at cost	$3,804	$3,123

Management noted no indicators of impairment for the Federal Home Loan Bank ("FHLB") of Pittsburgh or Atlantic Community Bankers Bank stock at December 31, 2019 and 2018.

Equity Securities without Readily Determinable Fair Values

FNCB owns 201,000 shares of the common stock of a privately-held bank holding company. The common stock was purchased during 2017 for $8.25 per share, or $1.7 million in aggregate, as part of a private placement pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended for offerings not involving any public offering. The common stock of such bank holding company is not currently traded on any established market and is not expected to be traded in the near future on any securities exchange or established over-the-counter market. The $1.7 million investment is included in other assets in the consolidated statements of financial condition at December 31, 2019 and 2018. FNCB has elected to account for this transaction as an investment in an equity security without a readily determinable fair value. Under GAAP, an equity security without a readily determinable fair value shall be written down to its fair value if a qualitative assessment indicates that the investment is impaired and the fair value of the investment is less than its carrying value.

On December 18, 2019, management became aware that this privately held bank holding company had entered into an Agreement and Plan of Merger (“Merger Agreement”) with a publicly traded bank holding company. Pursuant to the Merger Agreement, this privately held bank holding company will merge with and into the publicly traded bank holding company with that company surviving the merger (“surviving company”). At the effective time of the merger, anticipated to be sometime in the third quarter of 2020, each share of the privately held bank holding company’s common stock issued and outstanding prior to the effective time of merger will be converted into the right to receive 0.6212 shares of common stock of the surviving company or $16.50 in cash, at the election of holder; provided, however, individual shareholder elections of consideration will be prorated as necessary to ensure that, in aggregate, 25% of the privately held bank holding company’s stock will be converted into the cash consideration with the remaining 75% converted into the stock consideration. Based on this event, management determined that no adjustment for impairment was required at December 31, 2019.

Note 5. LOANS

The following table summarizes loans receivable, net, by category at December 31, 2019 and 2018:

	December 31,
(in thousands)	2019	2018
Residential real estate	$170,723	$164,833
Commercial real estate	278,379	262,778
Construction, land acquisition and development	47,484	20,813
Commercial and industrial	147,623	150,962
Consumer	138,239	176,784
State and political subdivisions	43,908	59,037
Total loans, gross	826,356	835,207
Unearned income	(69)	(70)
Net deferred loan costs	2,192	3,963
Allowance for loan and lease losses	(8,950)	(9,519)
Loans, net	$819,529	$829,581

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

FNCB originates 1- 4 family mortgage loans for sale in the secondary market. During both of the years ended December 31, 2019 and 2018, 1 - 4 family mortgages sold on the secondary market were $9.6 million. Net gains on the sale of residential mortgage loans were $253 thousand in 2019 and $210 thousand in 2018. FNCB retains servicing rights on mortgages sold in the secondary market. At December 31, 2019 and December 31, 2018, there were $1.1 million and $820 thousand in 1 - 4 family residential mortgage loans held for sale, respectively.

For the year ended December 31, 2018, FNCB sold the guaranteed principal balance of loans that were guaranteed by the Small Business Administration (“SBA”) totaling $5.7 million. Net gains realized upon the sales, included in non-interest income, totaled $322 thousand in 2018. FNCB has retained the servicing rights on these loans. There were no sales of the guaranteed principal balance of SBA loans during the year ended December 31, 2019. The unpaid principal balance of loans serviced for others, including residential mortgages and SBA-guaranteed loans were $106.0 million and $108.4 million at December 31, 2019 and 2018, respectively.

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

The following tables present, by loan category, the activity in the ALLL and the allocation of the ALLL and related loan balance disaggregated based on impairment methodology at December 31, 2019 and 2018.

Allowance for Loan and Lease Losses by Loan Category
December 31, 2019
(in thousands)	Residential Real Estate	Commercial Real Estate	Construction, Land Acquisition and Development	Commercial and Industrial	Consumer	State and Political Subdivisions	Unallocated	Total
Allowance for loan losses:
Beginning balance, January 1, 2019	$1,175	$3,107	$188	$2,552	$2,051	$417	$29	$9,519
Charge-offs	(27)	-	(18)	(1,258)	(1,311)	-	-	(2,614)
Recoveries	9	32	82	364	761	-	-	1,248
Provisions (credits)	(10)	59	19	339	157	(164)	397	797
Ending balance, December 31, 2019	$1,147	$3,198	$271	$1,997	$1,658	$253	$426	$8,950

Specific reserve	$9	$221	$-	$242	$1	$-	$-	$473

General reserve	$1,138	$2,977	$271	$1,755	$1,657	$253	$426	$8,477

Loans receivable:
Individually evaluated for impairment	$2,711	$11,640	$76	$1,164	$195	$-	$-	$15,786
Collectively evaluated for impairment	168,012	266,739	47,408	146,459	138,044	43,908	-	810,570
Total loans, gross at December 31, 2019	$170,723	$278,379	$47,484	$147,623	$138,239	$43,908	$-	$826,356

Allowance for Loan and Lease Losses by Loan Category
December 31, 2018
(in thousands)	Residential Real Estate	Commercial Real Estate	Construction, Land Acquisition and Development	Commercial and Industrial	Consumer	State and Political Subdivisions	Unallocated	Total
Allowance for loan losses:
Beginning balance, January 1, 2018	$1,236	$3,499	$209	$2,340	$1,395	$355	$-	$9,034
Charge-offs	(63)	(1,845)	-	(97)	(1,134)	-	-	(3,139)
Recoveries	135	42	30	291	576	-	-	1,074
Provisions (credits)	(133)	1,411	(51)	18	1,214	62	29	2,550
Ending balance, December 31, 2018	$1,175	$3,107	$188	$2,552	$2,051	$417	$29	$9,519

Specific reserve	$14	$41	$-	$600	$2	$-	$-	$657

General reserve	$1,161	$3,066	$188	$1,952	$2,049	$417	$29	$8,862

Loans receivable:
Individually evaluated for impairment	$1,847	$9,408	$82	$697	$383	$-	$-	$12,417
Collectively evaluated for impairment	162,986	253,370	20,731	150,265	176,401	59,037	-	822,790
Total loans, gross at December 31, 2018	$164,833	$262,778	$20,813	$150,962	$176,784	$59,037	$-	$835,207

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

The following tables present the recorded investment in loans receivable by loan category and credit quality indicator at December 31, 2019 and 2018:

Credit Quality Indicators
December 31, 2019
	Commercial Loans						Other Loans
		Special				Subtotal	Accruing	Non-accrual	Subtotal	Total
	Pass	Mention	Substandard	Doubtful	Loss	Commercial	Loans	Loans	Other	Loans
Residential real estate	$32,219	$177	$307	$-	$-	$32,703	$136,709	$1,311	$138,020	$170,723
Commercial real estate	266,112	1,668	10,599	-	-	278,379	-	-	-	278,379
Construction, land acquisition and development	46,361	-	-	-	-	46,361	1,123	-	1,123	47,484
Commercial and industrial	140,589	426	1,484	-	-	142,499	5,124	-	5,124	147,623
Consumer	3,111	-	-	-	-	3,111	134,457	671	135,128	138,239
State and political subdivisions	43,908	-	-	-	-	43,908	-	-	-	43,908
Total	$532,300	$2,271	$12,390	$-	$-	$546,960	$277,413	$1,982	$279,395	$826,356

Credit Quality Indicators
December 31, 2018
	Commercial Loans						Other Loans
		Special				Subtotal	Accruing	Non-accrual	Subtotal	Total
	Pass	Mention	Substandard	Doubtful	Loss	Commercial	Loans	Loans	Other	Loans
Residential real estate	$33,573	$291	$154	$-	$-	$34,018	$130,132	$683	$130,815	$164,833
Commercial real estate	250,674	1,858	10,246	-	-	262,778	-	-	-	262,778
Construction, land acquisition and development	17,704	-	757	-	-	18,461	2,352	-	2,352	20,813
Commercial and industrial	137,888	4,193	2,448	-	-	144,529	6,421	12	6,433	150,962
Consumer	2,024	-	-	-	-	2,024	174,373	387	174,760	176,784
State and political subdivisions	57,345	1,665	27	-	-	59,037	-	-	-	59,037
Total	$499,208	$8,007	$13,632	$-	$-	$520,847	$313,278	$1,082	$314,360	$835,207

Included in loans receivable are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The recorded investment in these non-accrual loans was $9.1 million at December 31, 2019 and $4.7 million at December 31, 2018. Generally, loans are placed on non-accrual status when they become 90 days or more delinquent. Once a loan is placed on non-accrual status it remains on non-accrual status until it has been brought current, has six months of performance under the loan terms, and factors indicating reasonable doubt about the timely collection of payments no longer exists. Therefore, loans may be current in accordance with their loan terms, or may be less than 90 days delinquent and still be on a non-accrual status. There were no loans past due 90 days or more and still accruing at December 31, 2019 and 2018.

The following tables present the delinquency status of past due and non-accrual loans at December 31, 2019 and 2018:

	December 31, 2019
	Delinquency Status
	0-29 Days	30-59 Days	60-89 Days	>/= 90 Days
(in thousands)	Past Due	Past Due	Past Due	Past Due	Total
Performing (accruing) loans:
Residential real estate	$168,754	$134	$261	$-	$169,149
Commercial real estate	272,561	75	106	-	272,742
Construction, land acquisition and development	47,484	-	-	-	47,484
Commercial and industrial	146,221	200	-	-	146,421
Consumer	135,384	1,695	489	-	137,568
State and political subdivisions	43,908	-	-	-	43,908
Total performing (accruing) loans	814,312	2,104	856	-	817,272

Non-accrual loans:
Residential real estate	873	17	228	456	1,574
Commercial real estate	2,520	893	434	1,790	5,637
Construction, land acquisition and development	-	-	-	-	-
Commercial and industrial	943	-	114	145	1,202
Consumer	193	93	38	347	671
State and political subdivisions	-	-	-	-	-
Total non-accrual loans	4,529	1,003	814	2,738	9,084
Total loans receivable	$818,841	$3,107	$1,670	$2,738	$826,356

	December 31, 2018
	Delinquency Status
	0-29 Days	30-59 Days	60-89 Days	>/= 90 Days
(in thousands)	Past Due	Past Due	Past Due	Past Due	Total
Performing (accruing) loans:
Residential real estate	$163,690	$319	$136	$-	$164,145
Commercial real estate	259,904	-	-	-	259,904
Construction, land acquisition and development	20,813	-	-	-	20,813
Commercial and industrial	150,108	87	20	-	150,215
Consumer	173,890	2,221	286	-	176,397
State and political subdivisions	59,037	-	-	-	59,037
Total performing (accruing) loans	827,442	2,627	442	-	830,511

Non-accrual loans:
Residential real estate	443	-	136	109	688
Commercial real estate	1,061	-	-	1,813	2,874
Construction, land acquisition and development	-	-	-	-	-
Commercial and industrial	677	50	-	20	747
Consumer	91	61	74	161	387
State and political subdivisions	-	-	-	-	-
Total non-accrual loans	2,272	111	210	2,103	4,696
Total loans receivable	$829,714	$2,738	$652	$2,103	$835,207

The following tables present a distribution of the recorded investment, unpaid principal balance and the related allowance for FNCB’s impaired loans, which have been analyzed for impairment under ASC 310, at December 31, 2019 and 2018. Non-accrual loans, other than TDRs, with balances less than the $100 thousand loan relationship threshold are not evaluated individually for impairment and accordingly, are not included in the following tables. However, these loans are evaluated collectively for impairment as homogeneous pools in the general allowance under ASC 450. Total non-accrual loans, other than TDRs, with balances less than the $100 thousand loan relationship threshold that were evaluated under ASC 450 amounted to $1.0 million and $0.7 million at December 31, 2019 and 2018, respectively.

	December 31, 2019
	Recorded	Unpaid Principal	Related
(in thousands)	Investment	Balance	Allowance
With no allowance recorded:
Residential real estate	$1,217	$1,303	$-
Commercial real estate	4,548	6,007	-
Construction, land acquisition and development	76	76	-
Commercial and industrial	593	850	-
Consumer	23	26	-
State and political subdivisions	-	-	-
Total impaired loans with no related allowance recorded	6,457	8,262	-

With a related allowance recorded:
Residential real estate	1,494	1,494	9
Commercial real estate	7,092	7,811	221
Construction, land acquisition and development	-	-	-
Commercial and industrial	571	573	242
Consumer	172	172	1
State and political subdivisions	-	-	-
Total impaired loans with a related allowance recorded	9,329	10,050	473

Total of impaired loans:
Residential real estate	2,711	2,797	9
Commercial real estate	11,640	13,818	221
Construction, land acquisition and development	76	76	-
Commercial and industrial	1,164	1,423	242
Consumer	195	198	1
State and political subdivisions	-	-	-
Total impaired loans	$15,786	$18,312	$473

	December 31, 2018
	Recorded	Unpaid Principal	Related
(in thousands)	Investment	Balance	Allowance
With no allowance recorded:
Residential real estate	$313	$375	$-
Commercial real estate	7,149	8,795	-
Construction, land acquisition and development	82	82	-
Commercial and industrial	-	-	-
Consumer	26	28	-
State and political subdivisions	-	-	-
Total impaired loans with no related allowance recorded	7,570	9,280	-

With a related allowance recorded:
Residential real estate	1,534	1,534	14
Commercial real estate	2,259	2,259	41
Construction, land acquisition and development	-	-	-
Commercial and industrial	697	697	600
Consumer	357	357	2
State and political subdivisions	-	-	-
Total impaired loans with a related allowance recorded	4,847	4,847	657

Total of impaired loans:
Residential real estate	1,847	1,909	14
Commercial real estate	9,408	11,054	41
Construction, land acquisition and development	82	82	-
Commercial and industrial	697	697	600
Consumer	383	385	2
State and political subdivisions	-	-	-
Total impaired loans	$12,417	$14,127	$657

The following table presents the average balance of, and interest income recognized on, impaired loans summarized by loan category for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019		2018
	Average	Interest	Average	Interest
(in thousands)	Balance	Income (1)	Balance	Income (1)
Residential real estate	$2,157	$84	$1,827	$83
Commercial real estate	10,092	297	8,580	311
Construction, land acquisition and development	79	5	83	5
Commercial and industrial	1,207	1	759	1
Consumer	243	11	388	17
State and political subdivisions	-	-	-	-
Total impaired loans	$13,778	$398	$11,637	$417

(1) Interest income represents income recognized on performing TDRs.

The additional interest income that would have been earned on non-accrual and restructured loans had these loans performed in accordance with their original terms approximated $0.4 million and $0.2 million for the years ended December 31, 2019 and 2018, respectively.

Troubled Debt Restructured Loans

TDRs at December 31, 2019 and 2018 were $9.1 million and $9.2 million, respectively. Accruing and non-accruing TDRs were $7.7 million and $1.4 million, respectively at December 31, 2019 and $8.5 million and $0.7 million, respectively at December 31, 2018. Approximately $97 thousand and $651 thousand in specific reserves have been established for TDRs as of December 31, 2019 and 2018, respectively. FNCB was not committed to lend additional funds to any loan classified as a TDR at December 31, 2019 and 2018.

The modification of the terms of loans classified as TDRs  may include one or a combination of the following, among others: a reduction of the stated interest rate of the loan, an extension of the maturity date, capitalization of real estate taxes, a payment modification under a forbearance agreement, or a permanent reduction of the recorded investment in the loan.

There were no loans modified as TDRs during the year ended December 31, 2018.  The following table presents the pre- and post-modification recorded investment in loans modified as TDRs and type of modifications made during the year ended December 31, 2019:

	Year Ended December 31, 2019
		Pre-Modification Outstanding Recorded Investment by
		Type of Modification
(in thousands)	Number of Contracts	Extension of Term	Extension of Term and Capitalization of Taxes	Capitalization of Taxes	Principal Forbearance	Total	Post-Modification Outstanding Recorded Investment
Loan category:
Residential real estate	4	$24	$-	$42	$208	$274	$289
Commercial real estate	2	432	178	-	-	610	644
Construction, land acquisition and development	-	-	-	-	-	-	-
Commercial and industrial	4	933	-	-	-	933	932
Consumer	-	-	-	-	-	-	-
State and political subdivisions	-	-	-	-	-	-	-
Total modifications	10	$1,389	$178	$42	$208	$1,817	$1,865

There were no TDRs modified within the previous 12 months that defaulted during the years ended December 31, 2019 and  2018.

Residential Real Estate Loan Foreclosures

There was one residential real estate property with a recorded investment of $154 thousand that was in the process of foreclosure at December 31, 2019. There were two investor-owned residential real estate properties with an aggregate carrying value of $256 thousand foreclosed upon during the year ended December 31, 2019. One property was subsequently sold during 2019. The remaining property with a carrying value of $204 thousand was included in OREO at December 31, 2019.

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

Note 6. BANK PREMISES AND EQUIPMENT

The following table summarizes bank premises and equipment at December 31, 2019 and 2018:

	December 31,
(in thousands)	2019	2018
Land	$3,537	$3,383
Buildings and improvements	12,798	10,865
Furniture, fixtures and equipment	11,551	10,178
Leasehold improvements	3,578	3,601
Total	31,464	28,027
Accumulated depreciation	(13,946)	(13,602)
Net	$17,518	$14,425

Depreciation and amortization expense of premises and equipment amounted to $1.4 million for each of the years ended December 31, 2019 and 2018.

On September 27, 2018, FNCB executed a contract with Branch Banking and Trust Company to purchase the real property, improvements and fixtures located at 360 South Mountain Boulevard, Mountain Top, Luzerne County, Pennsylvania for $550 thousand for the purpose of opening a branch office. The contract contains a deed restriction under which FNCB has agreed to not operate, sell, or lease the property for a period of six months from the recording of the deed. FNCB closed on the purchase of the property on December 14, 2018 and opened the new branch in the second quarter of 2019.

On November 5, 2018, FNCB received approval from its primary regulator to relocate the Bank’s main office located at 102 E. Drinker Street, Dunmore, Lackawanna County, Pennsylvania, into a new state-of -the-art office, featuring the personal banker model and a relaxed, cafe-like atmosphere design to enhance the customers's in-branch banking experience. The new main office is directly across the street at 100 S. Blakely Street, Dunmore, Pennsylvania.  The cost of the main office relocation project, which was completed in the second quarter of 2019, approximated $2.0 million and was funded by cash generated from operations. The former main office was renovated into office space for members of FNCB's Commercial Lending and Retail Banking Units.

Note 7. DEPOSITS

The following table summarizes deposits by major category at December 31, 2019 and 2018:

	December 31,
(in thousands)	2019	2018
Demand (non-interest bearing)	$179,465	$156,600
Interest-bearing:
Interest-bearing demand	534,677	557,803
Savings	94,530	92,078
Time ($250,000 and over)	48,425	56,659
Other time	144,612	232,489
Total interest-bearing	822,244	939,029
Total deposits	$1,001,709	$1,095,629

The aggregate amount of deposits reclassified as loans was $62 thousand at December 31, 2019 and $36 thousand at December 31, 2018. Management evaluates transaction accounts that are overdrawn for collectability as part of its evaluation for credit losses. During 2019 and 2018, no deposits were received on terms other than those available in the normal course of business.

The following table summarizes scheduled maturities of time deposits, including certificates of deposit and individual retirement accounts, at December 31, 2019:

	$250,000	Other
(in thousands)	and Over	Time Deposits	Total
2020	41,009	93,903	134,912
2021	6,126	38,823	44,949
2022	1,290	5,547	6,837
2023	-	2,687	2,687
2024		3,652	3,652
2025 and thereafter	-	-	-
Total	$48,425	$144,612	$193,037

Investment securities with a carrying value of $235.0 million and $286.4 million at December 31, 2019 and 2018, respectively, were pledged to collateralize certain municipal deposits. In addition, FNCB had outstanding letters of credit with the FHLB to secure municipal deposits of $60.0 million and $47.5 million at December 31, 2019 and 2018, respectively.

Note 8. BORROWED FUNDS

Short-term borrowings available to FNCB include overnight FHLB of Pittsburgh advances, federal funds lines of credit and the Federal Reserve Discount Window, which generally represent overnight or less than 30-day borrowings. FNCB’s maximum borrowing capacity under federal funds lines of credit and the Federal Reserve Discount Window was $40.0 million and $11.4 million, respectively at December 31, 2019. Federal funds lines of credit are unsecured, while any borrowings through the Federal Reserve Discount Window are fully collateralized by certain pledged loans in the amount of $22.9 million at December 31, 2019.

FNCB has an agreement with the FHLB of Pittsburgh which allows for borrowings, either overnight or term, up to a maximum borrowing capacity based on a percentage of qualifying loans pledged under a blanket pledge agreement. Loans of $475.3 million and $492.3 million, at December 31, 2019 and 2018, respectively, were pledged to collateralize borrowings under this agreement. FNCB’s maximum borrowing capacity was $333.3 million at December 31, 2019, of which $32.8 million in fixed-rate advances having original maturities between nine months and two years, $14.1 million in overnight funds and $60.0 million  in letters of credit to secure municipal deposits, were outstanding. In addition to pledging loans, FNCB is required to purchase FHLB of Pittsburgh stock based upon the amount of advances and letters of credit outstanding.

	As of and for the Year Ended December 31, 2019
				Weighted	Weighted
			Maximum	Average	Average
	Ending	Average	Month-End	Rate for	Rate at
(dollars in thousands)	Balance	Balance	Balance	the Year	Period End
FHLB of Pittsburgh advances - overnight	$14,100	$14,971	$59,825	2.58%	1.80%
FHLB of Pittsburgh advances - term	32,809	37,831	65,171	2.26%	1.86%
Federal funds	-	8	-	-	-
Federal reserve discount window advances	-	-	-	-	-
Subordinated debentures	-	520	5,000	4.50%	-%
Junior subordinated debentures	10,310	10,310	10,310	4.17%	3.56%

	As of and for the Year Ended December 31, 2018
				Weighted	Weighted
			Maximum	Average	Average
	Ending	Average	Month-End	Rate for	Rate at
(dollars in thousands)	Balance	Balance	Balance	the Year	Period End
FHLB of Pittsburgh advances - overnight	$6,600	$45,066	$103,250	2.05%	2.65%
FHLB of Pittsburgh advances - term	12,330	59,197	101,661	1.86%	1.77%
Federal funds	-	-	-	-	-
Federal reserve discount window advances	-	-	-	-	-
Subordinated debentures	5,000	5,000	5,000	4.50%	4.50%
Junior subordinated debentures	10,310	10,310	10,310	3.88%	4.46%

On December 14, 2006, the Issuing Trust issued $10.0 million of trust preferred securities (the “Trust Securities”) at a variable interest rate of 7.02%, with a scheduled maturity of December 15, 2036. FNCB owns 100.0% of the ownership interest in the Issuing Trust. The proceeds from the issue were invested in $10.3 million, 7.02% Junior Subordinated Debentures (the “Debentures”) issued by FNCB. The interest rate on the Trust Securities and the Debentures resets quarterly at a spread of 1.67% above the current 3-month LIBOR rate. The average interest rate paid on the Debentures was 4.17% in 2019 and  3.88% in 2018. The Debentures are unsecured and rank subordinate and junior in right to all indebtedness, liabilities and obligations of FNCB. The Debentures represent the sole assets of the Trust. Interest on the Trust Securities is deferrable until a period of twenty consecutive quarters has elapsed. FNCB has the option to prepay the Trust Securities beginning December 15, 2011. FNCB has, under the terms of the Debentures and the related Indenture, as well as the other operative corporate documents, agreed to irrevocably and unconditionally guarantee the Trust’s obligations under the Debentures. FNCB has reflected this investment on a deconsolidated basis. As a result, the Debentures totaling $10.3 million, have been reflected in borrowed funds in the consolidated statements of financial condition at December 31, 2019 and 2018 under the caption “Junior Subordinated Debentures”. FNCB records interest expense on the Debentures in its consolidated statements of income. FNCB also records its common stock investment issued by First National Community Statutory Trust I in other assets in its consolidated statements of financial condition at December 31, 2019 and 2018. At December 31, 2019 and 2018, accrued and unpaid interest associated with the Debentures amounted to $16 thousand and $19 thousand, respectively.

On September 1, 2009, FNCB offered only to accredited investors up to $25.0 million principal amount of unsecured subordinated debentures due September 1, 2019 (the “Notes”). Prior to July 1, 2015, the Notes had a fixed interest rate of 9% per annum. Payments of interest are payable to registered holders of the Notes (the “Noteholders”) quarterly on the first of every third month, subject to the right of FNCB to defer such payment. On June 30, 2015, pursuant to approval from all of the Noteholders and the Reserve Bank, FNCB amended the original terms of the Notes to reduce the interest rate payable from 9.00% to 4.50% effective July 1, 2015 and to accelerate a partial repayment of principal amount under the Notes. Pursuant to the approved amendment, on June 30, 2015, FNCB repaid 44% of the original principal amount, or $11.0 million, of the Notes outstanding to the holders on June 30, 2015, with the remaining $14.0 million in principal to be repaid as follows: (a) 16% of the original principal amount, or $4.0 million, payable on September 1, 2017; (b) 20% of the original principal amounts, or $5.0 million, payable on September 1, 2018; and (c) the final 20% of the original principal amount, or $5.0 million, payable on September 1, 2019, the maturity date of the Notes. On October 28, 2016, the Board of Directors of FNCB approved the acceleration of a $4.0 million partial repayment of principal on the Notes. The $4.0 million principal repayment, which was due and payable on September 1, 2017, was paid to Noteholders on December 1, 2016. On July 27, 2017, the Board of Directors of FNCB approved the acceleration of a $5.0 million partial repayment of principal on the Notes. The $5.0 million principal repayment, which was due and payable on September 1, 2018, was paid to Noteholders on September 1, 2017. The principal balance outstanding  was $5.0 million at December 31, 2018. The accrued and unpaid interest associated with the Notes amounted to $19 thousand at  December 31, 2018.  Subsequent to December 31, 2018, on January 30, 2019, the Board of Directors of FNCB approved the acceleration of the final $5.0 million repayment of principal on the Notes. The $5.0 million principal repayment, which was due and payable on September 1, 2019, along with all outstanding accrued interest for the period December 1, 2018 through February 7, 2019, was paid to Noteholders on February 8, 2019.

The following table presents maturities of borrowed funds and the weighted-average rate by contractual maturity date at December 31, 2019:

	December 31, 2019
		Weighted
		Average
(in thousands)	Amount	Interest Rate
2020	$21,387	1.73%
2021	25,522	1.93%
2022	-	-
2023	-	-
2024	-	-
2025 and thereafter	10,310	3.56%
Total	$57,219	2.15%

Note 9. BENEFIT PLANS

The Bank has a defined contribution profit sharing plan (“Profit Sharing Plan”) which includes the provision under section 401(k) of the Internal Revenue Code (“401(k)”) and covers all eligible employees. The Bank’s contribution to the plan is determined at management’s discretion at the end of each year and funded. The 401(k) feature of the plan permits employees to make voluntary salary deferrals, either pre-tax or Roth, up to the dollar limit prescribed by law. FNCB may make discretionary matching contributions equal to a uniform percentage of employee salary deferrals. Discretionary matching contributions are determined each year by management and approved by the Board of Directors. There were no discretionary annual contributions made to the profit sharing plan in 2019 and 2018. Discretionary matching contributions under the 401(k) feature of the plan totaled $305 thousand in 2019 and $298 thousand in 2018.

The Bank has an unfunded non-qualified deferred compensation plan covering all eligible Bank officers and directors as defined by the plan. This plan permits eligible participants to elect to defer a portion of their compensation. Elective deferred compensation and accrued earnings, included in other liabilities in the accompanying consolidated statements of financial condition, aggregated $2.0 million at December 31, 2019 and $3.2 million at December 31, 2018.

The Bank has a Supplemental Executive Retirement Plan (“SERP”) for a select group of management or highly compensated employees within the meaning of Sections 201(2), 301(a)(3) and 401(a)(1) of The Employee Retirement Income Security Act of 1974. The general provisions of the SERP provide for annual year-end contributions, performance contingent contributions and discretionary contributions. The SERP contributions are unfunded for Federal tax purposes and constitute an unsecured promise by the Bank to pay benefits in the future and are included in other liabilities in the accompanying consolidated statements of financial condition. Participants in the SERP have the status of general unsecured creditors of the Bank. SERP contributions totaled $173 thousand in 2019 and $108 thousand in 2018. The total liability associated with the SERP was $657 thousand at December 31, 2019 and $557 thousand at December 31, 2018.

Note 10. INCOME TAXES

The following table summarizes the current and deferred amounts of the provision for income tax expense (benefit) for each of the two years ended December 31, 2019 and 2018:

	For the Year Ended December 31,
(in thousands)	2019	2018
Current	$-	$(2,764)
Deferred	2,326	5,835
Income tax expense	$2,326	$3,071

The following table presents a reconciliation between the effective income tax expense and the income tax expense that would have been provided at the federal statutory tax rate of 21.0% for the years ended December 31, 2019 and December 31, 2018:

	For the Year Ended December 31,
(in thousands)	2019	2018
Provision at statutory tax rates	$2,814	$3,448
Add (deduct):
Tax effects of non-taxable income	(344)	(378)
Non-deductible interest expense	19	15
Bank-owned life insurance	(109)	(117)
Other items, net	(54)	103
Income tax expense	$2,326	$3,071

The following table summarizes the components of the net deferred tax asset at December 31, 2019 and 2018:

	December 31,
(in thousands)	2019	2018
Allowance for loan and lease losses	$2,027	$2,052
Deferred compensation	592	817
Unrealized holding losses on securities available-for-sale	-	1,207
Lease liability	729	-
Other real estate owned valuation	33	125
Deferred intangible assets	166	300
Employee benefits	192	102
Accrued rent expense	-	72
Accrued vacation	42	36
Deferred income	-	51
Depreciation	10	51
Net operating loss carryover	4,348	6,291
Gross deferred tax assets	8,139	11,104

Deferred loan origination costs	(143)	(192)
Unrealized holding gains on securities available-for-sale	(812)	-
Right of use asset	(660)	-
Deferred income	(22)	-
Accrued interest	(224)	(219)
Gross deferred tax liabilities	(1,861)	(411)
Net deferred tax assets	$6,278	$10,693

At December 31, 2019 FNCB had approximately $20.7 million in federal net operating loss ("NOL") carryovers, which expire in 2035 if not used. Deferred taxes associated with these NOL carryovers were $4.3 million at December 31, 2019.

Management evaluates the carrying amount of its deferred tax assets on a quarterly basis, or more frequently if necessary, in accordance with guidance set forth in ASC Topic 740 “Income Taxes,” and applies the criteria in the guidance to determine whether it is more likely than not that some portion, or all, of the deferred tax asset will not be realized within its life cycle, based on the weight of available evidence. In evaluating available evidence, management considers, among other factors, historical financial performance, expectation of future earnings, the ability to carry back losses to recoup taxes previously paid, length of statutory carry forward periods, experience with operating loss and tax credit carry forwards not expiring unused, tax planning strategies and timing of reversals of temporary differences. In assessing the need for a valuation allowance, management carefully weighs both positive and negative evidence currently available. The weight given to the potential effect of positive and negative evidence must be commensurate with the extent to which it can be objectively verified. If management determines based on available evidence, both positive and negative, that it is more likely than not that some portion or all of the deferred tax asset will not be realized in future periods, a valuation allowance is calculated and recorded. These determinations are inherently subjective and depend upon management’s estimates and judgments used in their evaluation of both positive and negative evidence. Based on the most recent evaluation at December 31, 2019, management believes that FNCB’s future taxable income will be sufficient to utilize the deferred tax assets. Management anticipates that FNCB's core earnings will continue to support the utilization of NOL carryovers and recognition of deferred tax assets based on future growth projections.

Note 11. RELATED PARTY TRANSACTIONS

In conducting its business, FNCB has engaged in, and intends to continue to engage in, banking and financial transactions with directors, executive officers and their related parties.

FNCB has granted loans, letters of credit and lines of credit to directors, executive officers and their related parties. The following table summarizes the changes in the total amounts of such outstanding loans, advances under lines of credit, net of any participations sold, as well as repayments during the years ended December 31, 2019 and 2018:

	For the Year Ended December 31,
(in thousands)	2019	2018
Balance January 1,	$64,634	$55,576
Additions, new loans and advances	93,871	87,015
Repayments	(80,609)	(77,957)
Balance December 31,	$77,896	$64,634

At December 31, 2019, there were no loans made to directors, executive officers and their related parties that were not performing in accordance with the terms of the loan agreements.

Deposits from directors, executive officers and their related parties held by the Bank at December 31, 2019 and 2018 amounted to $84.1 million and $115.5 million, respectively. Interest paid on the deposits amounted to $484 thousand in 2019 and $348 thousand in 2018.

In the course of its operations, FNCB acquires goods and services from, and transacts business with, various companies of related parties, which include, but are not limited to, employee health insurance, fidelity bond and errors and omissions insurance, legal services, and repair of repossessed automobiles for resale. FNCB recorded payments to related parties for goods and services of $2.4 million and $2.5 million in 2019 and 2018, respectively.

On February 8, 2019, FNCB accelerated the final $5.0 million principal repayment on the notes, which was due and payable on September 1, 2019, of which $3.1 million was paid to directors and/or their related interests. Accordingly, there was no balance outstanding on the notes held by directors and/or their related parties at December 31, 2019. The Notes held by directors and/or their related parties totaled $3.1 million at December 31, 2018. Interest expense recorded on the Notes for directors and/or their related parties amounted to $24 thousand and $141 thousand for the years ended December 31, 2019 and 2018, respectively. Interest accrued and unpaid on the Notes to directors and/or their related parties totaled $12 thousand at December 31, 2018.

Note 12. COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS

Leases

FNCB is obligated under operating leases for certain bank branches, office space, automobiles and equipment.  Operating lease right of use ("ROU") assets represent FNCB's right to use an underlying asset during the lease term and operating liabilities represent its obligation to make lease payments under the lease agreement. ROU assets and operating lease liabilities are recognized at lease commencement based on the present value of the remaining lease payments using a discount rate that represents FNCB's incremental borrowings rate at the commencement date. ROU assets are included in other assets and operating lease liabilities are included in other liabilities in the consolidated statements of financial condition. As of December 31, 2019 ROU assets and lease liabilities were $3.1 million and $3.5 million, respectively.

The following table summarizes the components of FNCB's operating lease expense for the year ended December 31, 2019.  Operating lease expense associated with bank branches and office space is included in occupancy expense, while operating lease expense associated with automobiles and office equipment are included in equipment expense in the consolidated statements of income.  Total rental expense under leases amounted to $418 thousand in 2019.

(in thousands)	For the Year Ended December 31, 2019
Operating lease cost - bank branches	$343
Operating lease cost - automobiles and equipment	31
Short-term lease cost - office space	42
Short-term lease cost - automobiles and equipment	2
Variable lease cost	-
Total lease cost	$418

The following table summarizes the maturity of remaining operating lease liabilities as of December 31, 2019:

(in thousands)	December 31, 2019
2020	$387
2021	353
2022	331
2023	323
2024	287
2025 and thereafter	2,813
Total lease payments	4,494
Less: imputed interest	1,023
Present value of operating lease liabilities	$3,471

The following table presents other information related to FNCB's operating leases:

(dollars in thousands)	December 31, 2019
Weighted-average remaining lease term	14.3 years
Weighted-average discount rate	3.45%
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$385

The following table presents the minimum future obligations under non-cancelable leases in effect at December 31, 2018:

	Minimum Future Lease Payments
	December 31, 2018
(in thousands)	Facilities	Vehicles & Equipment	Total
2019	$385	$13	$398
2021	313	1	314
2022	287	-	287
2023	265	-	265
2024	223	-	223
2025 and thereafter	820	-	820
Total	$2,293	$14	$2,307

Total rental expense under leases amounted to $492 thousand in 2018.

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

Financial instruments whose contract amounts represent credit risk at December 31, 2019 and 2018 are as follows:

	December 31,
(in thousands)	2019	2018
Commitments to extend credit	$275,891	$181,322
Standby letters of credit	15,081	15,121

In order to provide for probable losses inherent in these instruments, FNCB recorded reserves for unfunded commitments of $703 thousand and $255 thousand at December 31, 2019 and 2018, respectively, which were included in other liabilities on the consolidated balance sheets.

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

Federal Home Loan Bank — Mortgage Partnership Finance (“MPF”) Program

Under a secondary market loan servicing program with the FHLB, FNCB, in exchange for a monthly fee, provides a credit enhancement guarantee to the FHLB for foreclosure losses in excess of a defined First Loss Account (“FLA”) balance, up to specified amounts.  At December 31, 2019, FNCB serviced payments on $21.5 million of first lien residential loan principal under these terms for the FHLB. At December 31, 2019, the maximum credit enhancement obligation for such guarantees by FNCB would be approximately $902 thousand if total foreclosure losses on the entire pool of loans exceed the FLA of approximately $64 thousand. There was no reserve established for this guarantee at December 31, 2019 and 2018.

Concentrations of Credit Risk

Cash Concentrations: The Bank maintains cash balances at several correspondent banks. FNCB engages in a primary correspondent banking relationship with Compass Bank.  At December 31, 2019 and 2018, FNCB had balances with Compass Bank of $1.1 million and $2.7 million, respectively. There were no other due from bank accounts in excess of the $250 thousand limit covered by the Federal Deposit Insurance Corporation (“FDIC”) at December 31, 2019 and 2018.

Loan Concentrations: FNCB attempts to limit its exposure to concentrations of credit risk by diversifying its loan portfolio and closely monitoring any concentrations of credit risk. The commercial real estate and construction, land acquisition and development portfolios comprise $325.6 million, or 39.4% of gross loans at December 31, 2019. Geographic concentrations exist because FNCB provides its services in its primary market area of Northeastern Pennsylvania and the Lehigh Valley and conducts limited activities outside of that area. FNCB had loans and loan commitments secured by real estate outside of its primary market area of $24.3 million, or 2.9%, of gross loans at December 31, 2019.

FNCB considers an industry concentration within the loan portfolio to exist if the aggregate loan balance outstanding for that industry exceeds 25.0% of capital. The following table summarizes the concentration within FNCB’s loan portfolio by industry at December 31, 2019 and 2018:

	December 31, 2019			December 31, 2018
			% of		% of
(in thousands)	Amount		Gross Loans	Amount	Gross Loans
Retail space/shopping centers	$43,865		5.31%	$48,021	5.75%
1-4 family residential investment properties	38,122		4.61%	38,756	4.64%
Physicians	26,739	*	3.24%	25,379	3.04%

* Not considered a concentration, shown for comparative purposes only.

Litigation

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

Note 13. STOCK COMPENSATION PLANS

FNCB had an Employee Stock Incentive Plan (the “Stock Incentive Plan”), under which options were granted to key officers and other employees of FNCB. The Stock Incentive Plan expired on August 30, 2010. Accordingly, no further grants have been, or will be, made under the Stock Incentive Plan. On January 5, 2019, the remaining 19,200 stock options outstanding under the Stock Incentive Plan expired and were forfeited. There was no compensation expense related to options under the Stock Incentive Plan recorded in each of the years ended December 31, 2019 and 2018.

The following table summarizes the changes in the status of FNCB’s Stock Incentive Plan:

	For the Years Ended December 31,
	2019		2018

		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Stock options outstanding at the beginning of the year	19,200	$10.81	19,200	$10.81
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(19,200)	$10.81	-	-
Stock options outstanding at the end of the year	-	$-	19,200	$10.81
Options exercisable at year end	-	$-	19,200	$10.81
Weighted average fair value of options granted during the year		$-		$-
Stock-based compensation expense		$-		$-

At December 31, 2018, the exercisable options had no total intrinsic value and there was no unrecognized compensation expense.

FNCB has a Long-Term Incentive Compensation Plan (“LTIP”) for directors, executive officers and key employees. The LTIP authorizes up to 1,200,000 shares of common stock for issuance and provides the Board of Directors with the authority to offer several different types of long-term incentives, including stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares. The Board of Directors granted awards, comprised solely of shares of restricted stock, to executives and certain key employees under the terms of the LTIP of 57,684 shares in 2019 and 57,829 shares in 2018.

The following table summarizes the activity related to FNCB’s unvested restricted stock awards during the years ended December 31, 2019 and 2018.

	For the Years Ended December 31,
	2019		2018
		Weighted-		Weighted-
		Average		Average
	Restricted	Grant Date	Restricted	Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested restricted stock awards at January 1,	114,702	$7.50	106,129	$6.23
Awards granted	57,684	7.64	57,829	8.54
Forfeitures	(6,678)	7.61	(2,898)	7.25
Vestings	(37,558)	6.80	(46,358)	5.93
Unvested restricted stock awards at December 31,	128,150	$7.76	114,702	$7.50

For the years ended December 31, 2019 and 2018, stock-based compensation expense, which is included in salaries and benefits expense in the consolidated statements of income, totaled $255 thousand in 2019 and $279 thousand in 2018. Total unrecognized compensation expense related to unvested restricted stock awards at December 31, 2019 and 2018 was $809 thousand and $675 thousand, respectively. Unrecognized compensation expense related to unvested shares of restricted stock is expected to be recognized over a weighted-average period of 3.7 years.

On July 1, 2019, 1,956 shares of FNCB's common stock were granted under the LTIP to each of FNCB Bank's ten non-employee directors, or 19,560 shares in the aggregate.  The shares of common stock immediately vested to each director upon grant, and the fair value of the shares on the grant date was $7.67 per share. Directors fees totaling $150 thousand were recognized as part of this grant and included in director fees in the consolidated statements of income for December 31, 2019.  At December 31, 2019, there were 869,726 shares of common stock available for award under the LTIP.

Note 14.   REGULATORY MATTERS/SUBSEQUENT EVENT

On January 28, 2019, FNCB announced that it had commenced a public offering of its shares of common stock in a firm commitment underwritten offering. The offering closed on February 8, 2019, FNCB issued 3,285,550 shares of its common stock, which included 428,550 shares of common stock issued upon the exercise in full of the option to purchase additional shares granted to underwriters, at a public offering price of $7.00 per share, less an underwriting discount of $0.35 per share. FNCB received net proceeds after deducting underwriting discounts and offering expenses of $21.3 million. Following the receipt of the proceeds during the first quarter of 2019, FNCB made a capital investment in FNCB Bank, it's wholly-owned subsidiary of $17.8 million.

FNCB’s ability to pay dividends to its shareholders is largely dependent on the Bank’s ability to pay dividends to FNCB. Bank regulations limit the amount of dividends that may be paid without prior approval of the Bank’s regulatory agency. Cash dividends declared and paid by FNCB during 2019 and 2018 were $0.20 per share and $0.17 per share, respectively. FNCB offers a Dividend Reinvestment and Stock Purchase plan ("DRP") to its shareholders. For the years ended December 31, 2019 and 2018 dividend reinvestment shares were purchased in open market transactions, however shares under the optional cash purchase feature of the DRP were issued from authorized but unissued common shares. Shares of common stock issued under the DRP totaled 7,369 and 17,050 for the years ended December 31, 2019 and 2018, respectively. Subsequent to December 31, 2019, on January 22, 2020, FNCB declared a $0.055 per share dividend payable on March 16, 2020 to shareholders of record on March 2, 2020.

In 2018, the Federal Reserve increased the asset limit to qualify as a small bank holding company from $1 billion to $3 billion. As a result, the Company met the eligibility criteria for a small bank holding company and was exempt from risk-based capital and leverage rules, including Basel III. FNCB and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on FNCB’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, FNCB and the Bank must meet specific capital guidelines that involve quantitative measures of FNCB's and the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. FNCB's and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Management believes, as of December 31, 2019, that FNCB and the Bank meet all applicable capital adequacy requirements.

Basel III Transitional rules became effective for FNCB Bank on January 1, 2015 with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019.  The Regulatory Capital Rules include new risk-based capital and leverage ratios and refine the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to the Bank under the Regulatory Capital Rules are:

●	a total capital ratio of 8.00% (unchanged from previous rules);
●	a Tier I risk-based capital ratio of 6.00% (increased from 4.00%);
●	a new common equity Tier I risk-based capital ratio of 4.50%; and
●	a Tier I capital to average assets (“Tier I leverage ratio”) of 4.00% for all institutions.

The Bank is required to maintain a "capital conservation buffer," composed entirely of common equity Tier I capital, in addition to minimum risk-based capital ratios, in order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payments to executive officers). The required capital conservation buffer was 2.500% for 2019 and 1.875% in 2018. The Regulatory Capital Rules also included revisions and clarifications consistent with Basel III regarding the various components of Tier I capital, including common equity, unrealized gains and losses, as well as certain instruments that will no longer qualify as Tier I capital, some of which will be phased out over time. Implementation of the deductions and other adjustments to common equity Tier I capital began on January 1, 2015 and were phased-in over a four-year period: i.) 40% on January 1, 2015; ii.) 60% on January 1, 2016; and iii.) an additional 20% per year thereafter. On November 21, 2017, the Federal Reserve, the OCC and the FDIC approved a revision to the Regulatory Capital Rules to suspend the phase-in of certain deductions and other adjustments to common equity Tier I capital. The updated final rule applies to non-advanced approaches banking organizations and is effective on January 1, 2018. Management believes the Bank was in full compliance with the additional capital conservation buffer requirement at December 31, 2019.

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

Current quantitative measures established by regulation to ensure capital adequacy require FNCB Bank to maintain minimum amounts and ratios (set forth in the table below) of Total capital, Tier I capital, and Tier I common equity (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). The following tables present summary information regarding the Bank’s risk-based capital and related ratios at December 31, 2019 and 2018:

	FNCB Bank		Minimum Required For Capital Adequacy Purposes	Minimum Required For Capital Adequacy Purposes with Conservation Buffer	Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
(dollars in thousands)	Amount	Ratio	Ratio	Ratio	Ratio
December 31, 2019

Total capital (to risk-weighted assets)	$133,406	14.77%	8.00%	10.50%	10.00%

Tier I capital (to risk-weighted assets)	123,753	13.70%	6.00%	8.50%	8.00%

Tier I common equity (to risk-weighted assets)	123,753	13.70%	4.50%	7.00%	6.50%

Tier I capital (to average assets)	123,753	10.36%	4.00%	4.000%	5.00%

Total risk-weighted assets	903,172

Total average assets	1,194,789

	FNCB Bank		Minimum Required For Capital Adequacy Purposes	Minimum Required For Capital Adequacy Purposes with Conservation Buffer	Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
(dollars in thousands)	Amount	Ratio	Ratio	Ratio	Ratio
December 31, 2018

Total capital (to risk-weighted assets)	$112,128	12.17%	8.00%	9.875%	10.00%

Tier I capital (to risk-weighted assets)	102,354	11.11%	6.00%	7.875%	8.00%

Tier I common equity (to risk-weighted assets)	102,354	11.11%	4.50%	6.375%	6.50%

Tier I capital (to average assets)	102,354	8.27%	4.00%	4.00%	5.00%

Total risk-weighted assets	921,126

Total average assets	1,238,347

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

At December 31, 2019, FNCB owned six corporate debt securities with an aggregate amortized cost and fair value of $7.0 million and $7.2 million, respectively. The market for four of the six corporate debt securities securities at December 31, 2019 was not active and markets for similar securities are also not active. FNCB obtained valuations for these securities from a third-party service provider that prepared the valuations using a discounted cash flow approach.  Management takes measures to validate the service provider’s analysis and is actively involved in the valuation process, including reviewing and verifying the assumptions used in the valuation calculations. Results of a discounted cash flow test are significantly affected by variables such as the estimate of the probability of default, estimates of future cash flows, discount rates, prepayment rates and the creditworthiness of the underlying issuers.  FNCB considers these inputs to be unobservable Level 3 inputs because they are based on estimates about the assumptions market participants would use in pricing this type of asset and developed based on the best information available in the circumstances rather than on observable inputs. As it relates to fair value measurements, once each issuer is categorized and the forecasted default rates have been applied, the expected cash flows are modeled using the variables described above. Discount rates ranging from 5.13% to 5.63% were applied to the expected cash flows to estimate fair value. Management will continue to monitor the market for these securities to assess the market activity and the availability of observable inputs and will continue to apply these controls and procedures to the valuations received from its third-party service provider for the period it continues to use an outside valuation service.

Equity Securities

The estimated fair values of equity securities are determined by obtaining quoted prices on nationally recognized exchanges (Level 1 inputs).

Assets Measured at Fair Value on a Recurring Basis

The following tables present the financial assets that are measured at fair value on a recurring basis at December 31, 2019 and 2018, and the fair value hierarchy of the respective valuation techniques utilized to determine the fair value:

	Fair Value Measurements at December 31, 2019
		Quoted Prices	Significant	Significant
		in Active Markets	Observable	Unobservable
		for Identical Assets	Inputs	Inputs
(in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Available-for-sale debt securities:
Obligations of state and political subdivisions	$117,763	$-	$117,763	$-
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	80,294	-	80,294	-
Collateralized mortgage obligations - commercial	17,723	-	17,723	-
Mortgage-backed securities	18,485	-	18,485	-
Private collateralized mortgage obligations	25,075	-	25,075	-
Corporate debt securities	7,182	-	2,032	5,150
Asset-backed securities	5,621	-	5,621	-
Negotiable certificates of deposit	696	-	696	-
Total available-for-sale debt securities	$272,839	$-	$267,689	$5,150

Equity Securities	$920	$920	$-	$-

	Fair Value Measurements at December 31, 2018
		Quoted Prices	Significant	Significant
		in Active Markets	Observable	Unobservable
		for Identical Assets	Inputs	Inputs
(in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Available-for-sale debt securities:
Obligations of state and political subdivisions	$152,187	$-	$152,187	$-
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	34,207	-	34,207	-
Collateralized mortgage obligations - commercial	73,640	-	73,640	-
Mortgage-backed securities	23,934	-	23,934	-
Private collateralized mortgage obligations	2,913	-	2,913	-
Corporate debt securities	4,936	-	1,007	3,929
Asset-backed securities	1,802	-	1,802	-
Negotiable certificates of deposit	2,413	-	2,413	-
Total available-for-sale debt securities	$296,032	$-	$292,103	$3,929

Equity Securities	$891	$891	$-	$-

There were no transfers between levels within the fair value hierarchy during the years ended December 31, 2019 and 2018.

The following table presents a reconciliation and statement of operations classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3), which consisted entirely of corporate debt securities, for the years ended December 31, 2019 and 2018.

Fair Value Measurements
Using Significant Unobservable Inputs (Level 3)
	Corporate Debt Securities
	For the Year Ended December 31,
(in thousands)	2019	2018
Balance at January 1,	$3,929	$4,058
Additions	1,000	-
Payments received	-	-
Sales	-	-
Total gains or losses (realized/unrealized):
Included in earnings	-	-
Included in other comprehensive income	221	(129)
Balance at December 31,	$5,150	$3,929

Assets Measured at Fair Value on a Non-Recurring Basis

The following tables present assets and liabilities measured at fair value on a non-recurring basis at December 31, 2019 and 2018, and additional quantitative information about the valuation techniques and inputs utilized by FNCB to determine fair value. All such assets and liabilities were measured using Level 3 inputs.

	December 31, 2019
	Fair Value Measurement			Quantitative Information
	Recorded	Valuation	Fair	Valuation	Unobservable	Value/
(in thousands)	Investment	Allowance	Value	Technique	Inputs	Range
Impaired loans - collateral dependent	$7,721	$376	$7,345	Appraisal of collateral	Selling costs		10.0%
Impaired loans - other	8,065	97	7,968	Discounted cash flows	Discount rate	3.99%	-	7.49%
Other real estate owned	289	-	289	Appraisal of collateral	Selling costs		10.0%

	December 31, 2018
	Fair Value Measurement			Quantitative Information
	Recorded	Valuation	Fair	Valuation	Unobservable	Value/
(in thousands)	Investment	Allowance	Value	Technique	Inputs	Range
Impaired loans - collateral dependent	$8,020	$606	$7,414	Appraisal of collateral	Selling costs		10.0%
Impaired loans - other	4,397	51	4,346	Discounted cash flows	Discount rate	3.70%	-	7.50%
Other real estate owned	919	-	919	Appraisal of collateral	Selling costs		10.0%

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

The following table summarizes the estimated fair values of FNCB’s financial instruments at December 31, 2019 and 2018. FNCB discloses fair value information about financial instruments, whether or not recognized in the statements of financial condition, for which it is practicable to estimate that value. The fair value of financial instruments that are not measured at fair value in the financial statements were based on exit price notion. The following estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, management judgment is required to interpret data and develop fair value estimates. Accordingly, the estimates below are not necessarily indicative of the amounts FNCB could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	Fair Value	December 31, 2019		December 31, 2018
(in thousands)	Measurement	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Cash and short term investments	Level 1	$34,565	$34,565	$36,481	$36,481
Available-for-sale debt securities	See previous table	272,839	272,839	296,032	296,032
Equity securities	Level 1	920	920	891	891
Restricted stock	Level 2	3,804	3,804	3,123	3,123
Loans held for sale	Level 2	1,061	1,061	820	820
Loans, net	Level 3	819,529	810,074	829,581	816,234
Accrued interest receivable	Level 2	3,234	3,234	3,614	3,614
Equity securities without readily determinable fair values	Level 3	1,658	1,658	1,658	1,658
Servicing rights	Level 3	356	790	350	878

Financial liabilities
Deposits	Level 2	1,001,709	1,001,829	1,095,629	1,093,797
Borrowed funds	Level 2	57,219	57,234	34,240	34,108
Accrued interest payable	Level 2	258	258	338	338

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

The following table presents the calculation of both basic and diluted earnings per share of common stock for the years ended December 31, 2019 and 2018:

	For the Year Ended December 31,
(in thousands, except share data)	2019	2018
Net income	$11,075	$13,349

Basic weighted-average number of common stock outstanding	19,802,095	16,799,004
Plus: common share equivalents	5,497	21,749
Diluted weighted-average number of common stock outstanding	19,807,592	16,820,753

Income per share of common stock:
Basic	$0.56	$0.79
Diluted	$0.56	$0.79

For each of the years ended December 31, 2019 and 2018 common stock equivalents reflected in the table above were related entirely to the incremental shares of unvested restricted stock. For the year ended December 31, 2018, stock options of 19,200 shares were excluded from common stock equivalents. The exercise prices of stock options exceeded the average market price of FNCB’s common stock during the periods presented; therefore, inclusion of these common stock equivalents would be anti-dilutive to the diluted earnings per share of common stock calculation. On January 5, 2019,  the stock options expired and were forfeited.

Note 17. OTHER COMPREHENSIVE INCOME (LOSS)

The following tables summarize the reclassifications out of accumulated other comprehensive (loss) income for the years ended December 31, 2019 and 2018.

	For the year Ended December 31, 2019
	Amount Reclassified
	from Accumulated	Affected Line Item
	Other Comprehensive	in the Consolidated
(in thousands)	Income (Loss)	Statements of Income
Available-for-sale debt securities:
Reclassification adjustment for net gains reclassified into net income	$(1,227)	Net gain (loss) on the sale of available-for-sale securities
Taxes	258	Income taxes
Net of tax amount	$(969)

	For the year Ended December 31, 2018
	Amount Reclassified
	from Accumulated	Affected Line Item
	Other Comprehensive	in the Consolidated
(in thousands)	Income (Loss)	Statements of Income
Available-for-sale debt securities:
Reclassification adjustment for net losses reclassified into net income	$4	Net gain (loss) on the sale of available-for-sale securities
Taxes	(1)	Income taxes
Net of tax amount	$3

The following table summarizes the changes in accumulated other comprehensive (loss) income, net of tax, for the years ended December 31, 2019 and 2018:

	For the Year Ended December 31,
(in thousands)	2019	2018
Balance, January 1,	$(4,540)	$(1,745)
Other comprehensive income (loss) before reclassifications	8,565	(2,863)
Amounts reclassified from accumulated other comprehensive income (loss)	(969)	3
Net other comprehensive income (loss) during the period	7,596	(2,860)
Reclassification of net loss on equity securities upon adoption of ASU 2016-01	-	65
Balance, December 31,	$3,056	$(4,540)

Note 18. CONDENSED FINANCIAL INFORMATION — PARENT COMPANY ONLY

The following tables present condensed parent company only financial information:

Condensed Statements of Financial Condition

	December 31,
(in thousands)	2019	2018
Assets:
Cash	$10,343	$5,976
Investment in statutory trust	418	405
Investment in subsidiary (equity method)	131,194	104,134
Other assets	2,019	2,081
Total assets	$143,974	$112,596

Liabilities and Shareholders’ Equity:
Subordinated debentures	$-	$5,000
Junior subordinated debentures	10,310	10,310
Accrued interest payable	16	38
Other liabilities	41	29
Total liabilities	10,367	15,377
Shareholders’ equity	133,607	97,219
Total liabilities and shareholders’ equity	$143,974	$112,596

Condensed Statements of Income

	For the Year Ended December 31,
(in thousands)	2019	2018
Income:
Dividends from subsidiaries	$10,000	$12,180
Interest on interest-bearing deposits in other banks	77	3
Income from trust	13	12
Total income	10,090	12,195
Expense:
Interest on subordinated notes	24	228
Interest on junior subordinated debt	430	400
Other operating expenses	275	353
Other losses	-	32
Total expenses	729	1,013
Income before income taxes	9,361	11,182
Provision for income taxes	-	-
Income before equity in undistributed net income of subsidiary	9,361	11,182
Equity in undistributed net income of subsidiary	1,714	2,167
Net income	$11,075	$13,349

Condensed Statements of Cash Flows

	For the Year Ended December 31,
(in thousands)	2019	2018
Cash flows from operating activities:
Net income	$11,075	$13,349
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiary	(1,714)	(2,167)
Equity in trust	(13)	(12)
(Decrease) increase in accrued interest payable	(22)	3
Decrease in other assets	467	65
Decrease in director indemnification liability	-	(2,553)
Increase (decrease) in other liabilities	12	(30)
Net cash provided by operating activities	9,805	8,655
Cash flows from investing activities:
Investment in Subsidiary	(17,750)	-
Net cash used in investing activities	(17,750)	-
Cash flows from financing activities:
Principal reduction on subordinated debentures	(5,000)	-
Proceeds from issuance of common shares	21,342	117
Cash dividends paid	(4,030)	(2,857)
Net cash provided by (used in) financing activities	12,312	(2,740)
Net increase in cash	4,367	5,915
Cash at beginning of year	5,976	61
Cash at end of year	$10,343	$5,976

Note 19. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2019
	Quarter Ended
(in thousands, except share data)	March 31,	June 30,	September 30,	December 31,
Interest income	$11,609	$11,462	$11,506	$11,479
Interest expense	2,663	2,508	2,455	2,170
Net interest income	8,946	8,954	9,051	9,309
(Credit) provision for loan and lease losses	(154)	347	637	(33)
Net interest income after (credit) provision for loan and lease losses	9,100	8,607	8,414	9,342
Non-interest income	1,515	1,578	1,831	2,696
Non-interest expense	7,425	7,122	7,329	7,806
Income before income taxes	3,190	3,063	2,916	4,232
Income tax expense	555	514	513	744
Net income	$2,635	$2,549	$2,403	$3,488
Earnings per share:
Basic	$0.14	$0.13	$0.12	$0.17
Diluted	$0.14	$0.13	$0.12	$0.17

	2018
	Quarter Ended
(in thousands, except share data)	March 31,	June 30,	September 30,	December 31,
Interest income	$10,440	$11,234	$11,693	$11,718
Interest expense	1,562	1,997	2,438	2,581
Net interest income	8,878	9,237	9,255	9,137
Provision (credit) for loan and lease losses	720	880	1,149	(199)
Net interest income after provision (credit) for loan and lease losses	8,158	8,357	8,106	9,336
Non-interest income	1,519	1,529	1,320	7,422
Non-interest expense	7,232	6,966	7,188	7,941
Income before income taxes	2,445	2,920	2,238	8,817
Income tax expense	426	508	388	1,749
Net income	$2,019	$2,412	$1,850	$7,068
Earnings per share:
Basic	$0.12	$0.14	$0.11	$0.42
Diluted	$0.12	$0.14	$0.11	$0.42

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

FNCB’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of FNCB’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2019.

Based on that evaluation, FNCB’s Chief Executive Officer and Chief Financial Officer concluded FNCB’s disclosure controls and procedures were effective as of December 31, 2019.

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

As of December 31, 2019, management of the Company conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included extensive documenting, evaluating and testing the design and operating effectiveness of our internal control over financial reporting.

Based on this evaluation under the criteria in the Framework, management concluded that the Company’s system of internal control over financial reporting was effective as of December 31, 2019.

Baker Tilly Virchow Krause, LLP, the Company’s independent registered public accounting firm that audited the Company’s consolidated financial statements, has issued an audit report on the Company’s internal control over financial reporting as of December 31, 2019. That report is included in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.

/s/ Gerard A. Champi	/s/ James M. Bone, Jr., CPA
Gerard A. Champi President and Chief Executive Officer	James M. Bone, Jr., CPA Executive Vice President and Chief Financial Officer

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information concerning the Directors and Executive Officers of FNCB required by this Item 10 is incorporated herein by reference to the sections entitled “Information as to Nominees, Directors and Executive Officers” in FNCB’s Definitive Proxy Statement for its 2020 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or about April 13, 2020 (the “Proxy Statement”). Disclosure of compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, by FNCB’s Directors and Executive Officers is incorporated by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement. In addition, information concerning Audit Committee and Audit Committee Financial Expert is included in the Proxy Statement under the caption “Audit Committee Report” and is incorporated herein by reference.

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

EXHIBIT 3.3	Amended and Restated Bylaws - filed as Exhibit 3.3 to FNCB's Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as filed on March 8, 2019, is hereby incorporated by reference.

EXHIBIT 4.1	Form of Common Stock Certificate – filed as Exhibit 4.1 to FNCB’s Form 10-Q for the quarter ended September 30, 2016, as filed on November 4, 2016, is hereby incorporated by reference.

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

EXHIBIT 101

The following financial information from FNCB Bancorp, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019 formatted in an XBRL Interactive Data File: (1) Consolidated Statements of Financial Condition; (2) Consolidated Statements of Income (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Shareholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements, with detailed tagging of notes and financial statement schedules.

_____________________________

* Filed herewith

** Furnished herewith

+ Management contract, compensatory plan or arrangement

Item 16.          Form 10-K Summary

None.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Registrant:                      FNCB BANCORP, INC.

/s/ Gerard A. Champi	March 9, 2020
Gerard A. Champi President and Chief Executive Officer	Date

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

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Gerard A. Champi	March 9, 2020
Gerard A. Champi President and Chief Executive Officer	Date

/s/ James M. Bone, Jr.	March 9, 2020
James M. Bone, Jr., CPA Executive Vice President and Chief Financial Officer Principal Financial Officer	Date

/s/ Stephanie A. Westington	March 9, 2020
Stephanie A. Westington, CPA Senior Vice President and Controller Principal Accounting Officer	Date

Directors:

/s/ William G. Bracey	March 9, 2020	/s/ Gerard A. Champi	March 9, 2020
William G, Bracey	Date	Gerard A. Champi	Date

/s/ Joseph Coccia	March 9, 2020	/s/ Joseph L. DeNaples	March 9, 2020
Joseph Coccia	Date	Joseph L. DeNaples	Date

/s/ Louis DeNaples	March 9, 2020	/s/ Louis A. DeNaples, Jr.	March 9, 2020
Louis DeNaples	Date	Louis A. DeNaples, Jr.	Date

/s/Vithalbhai D. Dhaduk	March 9, 2020	/s/ Keith W. Eckel	March 9, 2020
Vithalbhai D. Dhaduk	Date	Keith W. Eckel	Date

/s/ Kathleen McCarthy Lambert	March 9, 2020	/s/ Thomas J. Melone	March 9, 2020
Kathleen McCarthy Lambert	Date	Thomas J. Melone	Date

/s/John P. Moses	March 9, 2020
John P. Moses	Date