Form 10-Q
period 2020-03-31
FNCB Bancorp, Inc.
filed 2020-05-04
CIK 1035976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 20,174,922 shares as of May 4, 2020

Part I - Financial Information

Item 1 - Financial Statements

FNCB BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(unaudited)

	March 31,	December 31,
(in thousands, except share data)	2020	2019
Assets
Cash and cash equivalents:
Cash and due from banks	$15,243	$22,861
Interest-bearing deposits in other banks	30,304	11,704
Total cash and cash equivalents	45,547	34,565
Available-for-sale debt securities, at fair value	302,638	272,839
Equity securities, at fair value	934	920
Restricted stock, at cost	4,224	3,804
Loans held for sale	470	1,061
Loans, net of allowance for loan and lease losses of $9,907 and $8,950	825,028	819,529
Bank premises and equipment, net	17,447	17,518
Accrued interest receivable	3,387	3,234
Bank-owned life insurance	31,359	31,230
Other real estate owned	85	289
Net deferred tax assets	4,950	6,278
Other assets	12,163	12,274
Total assets	$1,248,232	$1,203,541

Liabilities
Deposits:
Demand (non-interest-bearing)	$181,223	$179,465
Interest-bearing	820,339	822,244
Total deposits	1,001,562	1,001,709
Borrowed funds:
Federal Reserve Bank Discount Window advances	10,000	-
Federal Home Loan Bank of Pittsburgh advances	77,934	46,909
Junior subordinated debentures	10,310	10,310
Total borrowed funds	98,244	57,219
Accrued interest payable	261	258
Other liabilities	10,233	10,748
Total liabilities	1,110,300	1,069,934

Shareholders' equity
Preferred shares ($1.25 par)
Authorized: 20,000,000 shares at March 31, 2020 and December 31, 2019
Issued and outstanding: 0 shares at March 31, 2020 and December 31, 2019	-	-
Common shares ($1.25 par)
Authorized: 50,000,000 shares at March 31, 2020 and December 31, 2019
Issued and outstanding: 20,174,250 shares at March 31, 2020 and 20,171,408 shares at December 31, 2019	25,217	25,214
Additional paid-in capital	81,209	81,130
Retained earnings	25,155	24,207
Accumulated other comprehensive income	6,351	3,056
Total shareholders' equity	137,932	133,607
Total liabilities and shareholders’ equity	$1,248,232	$1,203,541

The accompanying notes to consolidated financial statements are an integral part of these statements.

FNCB BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended March 31,
(in thousands, except share data)	2020	2019
Interest income
Interest and fees on loans	$9,139	$9,407
Interest and dividends on securities:
U.S. government agencies	750	893
State and political subdivisions, tax free	57	37
State and political subdivisions, taxable	765	1,021
Other securities	412	205
Total interest and dividends on securities	1,984	2,156
Interest on interest-bearing deposits in other banks	21	46
Total interest income	11,144	11,609
Interest expense
Interest on deposits	1,660	2,238
Interest on borrowed funds:
Federal Reserve Bank Discount Window advances	-	-
Federal Home Loan Bank of Pittsburgh advances	219	287
Junior subordinated debentures	88	114
Subordinated debentures	-	24
Total interest on borrowed funds	307	425
Total interest expense	1,967	2,663
Net interest income before provision (credit) for loan and lease losses	9,177	8,946
Provision (credit) for loan and lease losses	1,151	(154)
Net interest income after provision (credit) for loan and lease losses	8,026	9,100
Non-interest income
Deposit service charges	825	685
Net gain on the sale of available-for-sale debt securities	149	160
Net gain on equity securities	14	12
Net gain on the sale of mortgage loans held for sale	96	56
Loan-related fees	56	79
Income from bank-owned life insurance	129	131
Merchant services revenue	135	118
Other	290	274
Total non-interest income	1,694	1,515
Non-interest expense
Salaries and employee benefits	3,929	3,899
Occupancy expense	554	550
Equipment expense	371	307
Advertising expense	207	197
Data processing expense	725	781
Regulatory assessments	59	168
Bank shares tax	300	278
Expense of other real estate owned	55	51
Professional fees	188	332
Insurance expense	123	126
Other operating expenses	694	736
Total non-interest expense	7,205	7,425
Income before income tax expense	2,515	3,190
Income tax expense	452	555
Net income	$2,063	$2,635

Earnings per share
Basic	$0.10	$0.14
Diluted	$0.10	$0.14

Cash dividends declared per common share	$0.055	$0.050
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	20,172,498	18,720,502
Diluted	20,176,565	18,733,652

The accompanying notes to consolidated financial statements are an integral part of these statements.

FNCB BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended March 31,
(in thousands)	2020	2019
Net income	$2,063	$2,635
Other comprehensive income:
Unrealized gains on available-for-sale debt securities	4,336	4,655
Taxes	(911)	(978)
Net of tax amount	3,425	3,677

Reclassification adjustment for gains included in net income	(149)	(160)
Taxes	32	34
Net of tax amount	(117)	(126)

Derivative adjustments	(16)	-
Taxes	3	-
Net of tax amount	(13)	-
Total other comprehensive income	3,295	3,551
Comprehensive income	$5,358	$6,186

The accompanying notes to consolidated financial statements are an integral part of these statements.

FNCB BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Three Months Ended March 31, 2020 and 2019
(unaudited)

(in thousands, except per share data)	Number of Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders' Equity
Balances, December 31, 2018	16,821,371	$21,026	$63,547	$17,186	$(4,540)	$97,219
Net income for the period	-	-	-	2,635	-	2,635
Cash dividends paid, $0.05 per share	-	-	-	(1,006)	-	(1,006)
Common shares issued for capital raise, net	3,285,550	4,107	17,201	-	-	21,308
Restricted stock awards	-	-	67	-	-	67
Common shares issued through dividend reinvestment/optional cash purchase plan	1,639	2	12	(6)	-	8
Other comprehensive income, net of tax of $944	-	-	-	-	3,551	3,551
Balances, March 31, 2019	20,108,560	$25,135	$80,827	$18,809	$(989)	$123,782

Balances, December 31, 2019	20,171,408	$25,214	$81,130	$24,207	$3,056	$133,607
Net income for the period	-	-	-	2,063	-	2,063
Cash dividends paid, $0.055 per share	-	-	-	(1,110)	-	(1,110)
Restricted stock awards	-	-	62	-	-	62
Common shares issued through dividend reinvestment/optional cash purchase plan	2,842	3	17	(5)	-	15
Other comprehensive income, net of tax of $876	-	-	-	-	3,295	3,295
Balances, March 31, 2020	20,174,250	$25,217	$81,209	$25,155	$6,351	$137,932

The accompanying notes to consolidated financial statements are an integral part of these statements.

FNCB BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
(in thousands)	2020	2019
Cash flows from operating activities:
Net income	$2,063	$2,635
Adjustments to reconcile net income to net cash provided by operating activities:
Investment securities amortization, net	120	212
Equity in trust	(3)	(3)
Depreciation and amortization	744	802
Valuation adjustment for loan servicing rights	23	1
Stock-based compensation expense	62	67
Provision (credit) for loan and lease losses	1,151	(154)
Valuation adjustment for off-balance sheet commitments	2	21
Net gain on the sale of available-for-sale debt securities	(149)	(160)
Net gain on equity securities	(14)	(12)
Net gain on the sale of mortgage loans held for sale	(96)	(56)
Income from bank-owned life insurance	(129)	(131)
Proceeds from the sale of mortgage loans held for sale	2,982	1,858
Funds used to originate mortgage loans held for sale	(2,295)	(1,591)
Decrease in net deferred tax assets	452	555
Increase in accrued interest receivable	(153)	(92)
Decrease (increase) in prepaid expenses and other assets	87	(3,257)
Increase in accrued interest payable	3	1
(Decrease) increase in accrued expenses and other liabilities	(548)	603
Total adjustments	2,239	(1,336)
Net cash provided by operating activities	4,302	1,299

Cash flows from investing activities:
Maturities, calls and principal payments of available-for-sale debt securities	3,865	1,230
Proceeds from the sale of available-for-sale debt securities	7,975	25,130
Purchases of available-for-sale debt securities	(37,424)	-
(Purchase) redemption of the stock in Federal Home Loan Bank of Pittsburgh	(420)	3
Net increase in loans to customers	(6,966)	(333)
Proceeds from the sale of other real estate owned	204	-
Purchases of bank premises and equipment	(337)	(894)
Net cash (used in) provided by investing activities	(33,103)	25,136

Cash flows from financing activities:
Net decrease in deposits	(147)	(55,539)
Net proceeds from Federal Home Loan Bank of Pittsburgh advances - overnight	21,025	8,400
Proceeds from Federal Home Loan Bank of Pittsburgh advances - term	10,000	8,478
Repayment of Federal Home Loan Bank of Pittsburgh advances - term	-	(6,820)
Proceeds from Federal Reserve Bank Discount Window advances	10,000	-
Principal reduction on subordinated debentures	-	(5,000)
Proceeds from issuance of common shares, net of discount	15	21,316
Cash dividends paid	(1,110)	(1,006)
Net cash provided by (used in) financing activities	39,783	(30,171)
Net increase (decrease) in cash and cash equivalents	10,982	(3,736)
Cash and cash equivalents at beginning of period	34,565	36,481
Cash and cash equivalents at end of period	$45,547	$32,745

Supplemental cash flow information
Cash paid during the period for:
Interest	$1,963	$2,662
Other transactions:
Lease liabilities arising from obtaining right-of-use assets	15	12

The accompanying notes to consolidated financial statements are an integral part of these statements.

FNCB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1.   Basis of Presentation/Subsequent Event

The consolidated financial statements of FNCB are comprised of the accounts of FNCB Bancorp, Inc., and its wholly owned subsidiary, FNCB Bank (the “Bank”), as well as the Bank’s wholly owned subsidiaries (collectively, “FNCB”). The accounting and reporting policies of FNCB conform to accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all the information and accompanying notes required by GAAP for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included in the consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation. Prior period amounts have been reclassified when necessary to conform to the current period’s presentation. Such reclassifications did not have an impact on the operating results or financial position of FNCB. The operating results and financial position of FNCB for the three months ended March 31, 2020, may not be indicative of future results of operations and financial position.

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

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in FNCB’s audited financial statements, included in the Annual Report filed on Form 10-K as of and for the year ended December 31, 2019.

Risks and Uncertainties Related to COVID-19

In March 2020, the outbreak of the novel Coronavirus Disease 2019 ("COVID-19") was recognized as a pandemic by the World Health Organization. The spread of COVID-19 has created a global public health crisis that has resulted in unprecedented uncertainty, volatility and disruption in financial markets and in governmental, commercial and consumer activity in the United States and globally, including the markets that FNCB serves. Governmental authorities have responded to the pandemic by mandating the closure of locations of non-essential businesses and requiring individuals to observe social distancing and "stay-at-home" restrictions. These governmental restrictions, coupled with fear of contracting the virus, have resulted in a rapid decline in commercial and consumer activity, loss of revenues by businesses, a severe spike in unemployment, material decreases in oil and gas prices and in business valuations, disrupted global supply chains and market volatility.

The federal government has taken several actions designed to mitigate the impact of the economic disruption. Specifically, on March 27, 2020, the Coronavirus Aid, Relief, and Economic Security ("CARES") Act, a $2.0 trillion legislative package, was signed into law. The CARES Act contains substantial tax and spending provisions including direct financial aid to American families, extensive emergency funding for hospitals and medical providers, and economic stimulus to significant impacted industry sectors. Management expects the general impact of COVID-19, as well as certain provisions of the CARES Act and other recent legislative and regulatory relief efforts, to have a material impact on FNCB's operations. Because the impact is contingent upon the duration and severity of the economic downturn, management cannot determine or estimate the magnitude of the impact at this time. However, FNCB is disclosing potentially material items it is currently aware of.

Business Continuity, Processes and Controls

As a financial institution, FNCB is considered essential and has remained open for business. FNCB has invoked its pandemic preparedness plan. To address the financial needs of our customers in a safe and consistent manner, FNCB Bank offices remain open for regular business via drive-thru facilities, automated teller machines, Customer Care center, remote deposit capture and online and mobile banking applications. For customers needing in-person service, FNCB has been offering a by-appointment option while adhering to social distancing mandates. FNCB has also provided the technology for the majority of our operational staff can work remotely in a secure environment. FNCB does not currently face any material resource constraints through the implementation of its pandemic preparedness plan and does not anticipate incurring material cost related to its implementation. Additionally, FNCB has not identified any material operational or internal control challenges or risks, nor does it anticipate any significant challenges to its ability to maintain its systems and controls, related to operational changes resulting from implementation of the pandemic preparedness plan.

Financial Position and Results of Operations

Bank regulators have issued guidance and are encouraging banks to work with customers affected by COVID-19. Accordingly, the FNCB is actively working with borrowers affected by COVID-19 and has rolled out a payment deferral program providing for either a three-month interest-only period or full payment deferral for three months. While interest and fees will still accrue to income, under normal GAAP accounting, should eventual credit losses on these deferred payments emerge, interest income and fees accrued would need to be reversed. As a result, interest income in future periods could be negatively impacted. While FNCB is unable to determine the effective of such an impact on its financial condition or results of operations at this time, it recognizes sustained economic impact may affect its borrowers’ ability to repay in future periods.

At March 31, 2020, FNCB and FNCB Bank was considered well capitalized with capital ratios that were in excess of regulatory requirements. However, an extended economic recession resulting from the COVID-19 pandemic could adversely impact FNCB and FNCB Bank's capital  position and regulatory capital ratios due to a potential increase in credit losses.

Lending Operations and Credit Risk

As previously mentioned, FNCB is working with its lending customers that are facing unemployment, temporary furloughs and closures, by offering a payment deferral program. FNCB has provided either a three-month interest-only period or full payment deferral for three months depending on the specific need of the borrower. As of April 30, 2020, FNCB assisted 771 customers under our payment deferral program, with the total principal balance of loans modified of $153.7 million. In accordance with interagency guidance issued in March 2020, these short-term deferrals are not considered troubled debt restructurings.

The CARES Act includes a Paycheck Protection Program ("PPP"), a program administered by the Small Business Administration ("SBA") designed to aid small- and medium-sized businesses through federally guaranteed loans distributed through banks. These loans are intended to guarantee eight weeks of payroll and other costs to help those businesses remain viable and allow their workers to pay their bills. As an SBA Lender, FNCB Bank is actively participating in PPP loans assisting our small business community in securing this important funding. As of April 30, 2020, FNCB has approved and/or closed with the SBA 482 PPP loans representing $93.6 million in funding. It is FNCB's understanding that loans funded through the PPP are fully guaranteed by the United States government. Should those circumstances change, FNCB could be required to increase its allowance for loan and lease losses related to these loans resulting in an increase in the provision for loan and lease losses.

FNCB is prepared to continue to offer short-term assistance in accordance with regulatory guidelines. As the fallout of the COVID-19 pandemic ripple through the national, regional and local economies, management continues to identify and monitor potential weaknesses in the loan portfolio. Management has identified and is monitoring exposures to borrowers and industries that may be impacted more immediately and acutely than others.  Additionally, management has proactively reached out to specific borrowers to provide guidance and assistance as appropriate.  On a portfolio level, management continues to monitor aggregate exposures to highly sensitive segments such as hotels and hospitality for changes in asset quality and payment performance, and liquidity levels. Management monitors unfunded commitments such as lines of credit and overdraft protection to determine liquidity and funding issues that may arise with our customers. Should economic conditions worsen, FNCB could experience further increases in its required allowance for loan and lease losses and record additional provisions for loan and lease losses. It is possible that FNCB’s asset quality metrics could be materially and adversely impacted in future periods if the effects of COVID-19 are prolonged.

Note 2.   New Authoritative Accounting Guidance

Accounting Standards Update ("ASU") 2018-13 Fair Value Measurement (Topic 820): “Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement” modifies the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the Financial Accounting Standards Board ("FASB") Concepts Statement, “Conceptual Framework for Financial Reporting – Chapter 8: Notes to Financial Statements”. In accordance with the Concepts Statement, this ASU removes, modifies and adds select disclosure requirements under Topic 820 after consideration of costs and benefits. ASU 2018-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 for public entities, with early adoption permitted. The adoption of this guidance on January 1, 2020 did not have a material effect on the operating results or financial position of FNCB.

ASU 2018-15 Intangibles – Goodwill and Other–Internal-Use Software (Subtopic 350-40): “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract” aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software and hosting arrangements that include an internal-use software license. ASU 2018-15 requires that a customer in a hosting arrangement that is a service contract follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize and which costs to expense, as well as requiring costs that cannot be capitalized to be expensed over the term of the hosting arrangement. ASU 2018-15 is effective for fiscal years beginning after December 15, 2019 for public business entities, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The adoption of this guidance on January 1, 2020 did not have a material effect on the operating results or financial position of FNCB.

Accounting Policy for Derivative Instruments and Hedging Activities

The FASB Accounting Standards Codification  815, Derivatives and Hedging, provides the disclosure requirements for derivatives and hedging activities with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how the entity accounts for derivative instruments and related hedged items, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Further, qualitative disclosures are required that explain FNCB’s objectives and strategies for using derivatives, as well as quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.

As required by ASC 815, FNCB records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether FNCB has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge.

In accordance with the FASB’s fair value measurement guidance in ASU 2011-04 Fair Value Measurement (Topic 820): "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS," FNCB made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.

In August 2017, the FASB issued ASU 2017-12 Derivatives and Hedging (Topic 815): "Targeted Improvements to Accounting for Hedging Activities." The purpose of this updated guidance is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. ASU 2017-12 was effective for public business entities for fiscal years beginning after December 15, 2018, with early adoption, including adoption in an interim period, permitted. ASU 2017-12 requires a modified retrospective transition method in which FNCB will recognize the cumulative effect of the change on the opening balance of each affected component of equity in the statement of financial position as of the date of adoption. The adoption of ASU 2017-12 on January 1, 2019 did not have a material effect on the operating results or financial position of FNCB.

Accounting Guidance to be Adopted in Future Periods

ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): “Measurement of Credit Losses on Financial Instruments,” replaces the current loss impairment methodology under GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to form credit loss estimates in an effort to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit. ASU 2016-13 is commonly referred to as Current Expected Credit Losses ("CECL"). and will require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The amendments in this update affect entities holding financial assets and net investment in leases that are not accounted for at fair value through net income, including such financial assets as loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. On June 17, 2016, the four, federal financial institution regulatory agencies (the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the National Credit Union Administration and the Office of the Comptroller of the Currency), issued a joint statement to provide information about ASU 2016-13 and the initial supervisory views regarding the implementation of the new standard. The joint statement applies to all banks, savings associations, credit unions and financial institution holding companies, regardless of asset size. The statement details the key elements of, and the steps necessary for, the successful transition to the new accounting standard. In addition, the statement notifies financial institutions that because the appropriate allowance levels are institution-specific amounts, the agencies will not establish benchmark targets or ranges for the change in institutions’ allowance levels upon adoption of the ASU, or for allowance levels going forward. Due to the importance of ASU 2016-13, the agencies encourage financial institutions to begin planning and preparing for the transition and state that senior management, under the oversight of the board of directors, should work closely with staff in their accounting, lending, credit risk management, internal audit, and information technology functions during the transition period leading up to, and well after, adoption. ASU 2016-13 was originally effective for public business entities that are registered with the U.S. Securities and Exchange Commission (“SEC”) under the Securities and Exchange Act of 1934, as amended, including smaller reporting companies, for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. All entities may adopt the amendments in this ASU earlier as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. On November 15, 2019, the FASB issued ASU 2019-10, "Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates," which finalized various effective dates delay for private companies, not-for-profit organizations, and certain smaller reporting companies. Specifically under ASU 2019-10 the effective date for implementation of CECL for smaller reporting companies, private companies and not-for-profits was extended to fiscal years, and interim periods within those years, beginning after December 15, 2022. FNCB is a smaller reporting company, and accordingly, will adopt this guidance on January 1, 2023. FNCB has created a CECL task group comprised of members of its finance, credit administration, lending, internal audit, loan operations and information systems units. The CECL task group understands the provisions of ASU 2016-13 and is currently in the process of implementing the new guidance, which includes, but is not limited to: (1) identifying segments and sub-segments within the loan portfolio that have similar risk characteristics; (2) determining the appropriate methodology for each segment; (3) implementing changes that are necessary to its core operating system and interfaces to be able to capture appropriate data requirements; and (4) evaluating  qualitative factors and economic to develop appropriate forecasts for integration into the model. FNCB is currently evaluating the effect this guidance may have on its operating results and/or financial position, including assessing any potential impact on its capital.

Refer to Note 2 to FNCB’s consolidated financial statements included in the 2019 Annual Report on Form 10-K for a discussion of additional accounting guidance applicable to FNCB that will be adopted in future periods.

Note 3. Securities

Debt Securities

The following tables present the amortized cost, gross unrealized gains and losses, and the fair value of FNCB’s available-for-sale debt securities at March 31, 2020 and December 31, 2019:

	March 31, 2020
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(in thousands)	Cost	Gains	Losses	Value
Available-for-sale debt securities:
Obligations of state and political subdivisions	$143,279	$6,692	$173	$149,798
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	77,777	1,914	480	79,211
Collateralized mortgage obligations - commercial	13,339	699	49	13,989
Mortgage-backed securities	18,111	682	-	18,793
Private collateralized mortgage obligations	24,192	187	614	23,765
Corporate debt securities	10,000	48	464	9,584
Asset-backed securities	7,191	-	389	6,802
Negotiable certificates of deposit	694	2	-	696
Total available-for-sale debt securities	$294,583	$10,224	$2,169	$302,638

	December 31, 2019
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(in thousands)	Cost	Gains	Losses	Value
Available-for-sale debt securities:
Obligations of state and political subdivisions	$115,428	$2,694	$359	$117,763
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	79,606	780	92	80,294
Collateralized mortgage obligations - commercial	17,414	320	11	17,723
Mortgage-backed securities	18,142	343	-	18,485
Private collateralized mortgage obligations	25,069	49	43	25,075
Corporate debt securities	7,000	182	-	7,182
Asset-backed securities	5,618	4	1	5,621
Negotiable certificates of deposit	694	2	-	696
Total available-for-sale debt securities	$268,971	$4,374	$506	$272,839

Except for securities of U.S. government and government-sponsored agencies, there were no securities of any individual issuer that exceeded 10.0% of shareholders’ equity at March 31, 2020 and 2019.

At March 31, 2020  and December 31, 2019 securities with a carrying amount of $262.5 million and $235.0 million, respectively, were pledged as collateral to secure public deposits and for other purposes.

The following table presents the maturity information of FNCB’s available-for-sale debt securities at March 31, 2020.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Because collateralized mortgage obligations, mortgage-backed securities and asset-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary.

	March 31, 2020
	Amortized	Fair
(in thousands)	Cost	Value
Amounts maturing in:
One year or less	$2,194	$2,201
After one year through five years	52,604	54,991
After five years through ten years	46,895	48,543
After ten years	52,280	54,343
Asset-backed securities	7,191	6,802
Collateralized mortgage obligations	115,308	116,965
Mortgage-backed securities	18,111	18,793
Total available-for-sale debt securities	$294,583	$302,638

Gross proceeds from the sale of available-for-sale debt securities were $8.0 million for the three months ended March 31, 2020, with gross gains realized upon the sales of $149 thousand. There were no gross losses realized upon the sale for the three months ended March 31, 2020. Gross proceeds from the sale of available-for-sale debt securities were $25.1 million for the three months ended March 31, 2019, with gross gains and losses of $176 thousand and $16 thousand, respectively, realized upon the sale.

The following tables present the number, fair value and gross unrealized losses of available-for-sale debt securities with unrealized losses at March 31, 2020 and December 31, 2019, aggregated by investment category and length of time the securities have been in an unrealized loss position.

	March 31, 2020
	Less than 12 Months			12 Months or Greater			Total
	Number		Gross	Number		Gross	Number		Gross
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
(dollars in thousands)	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Obligations of state and political subdivisions	6	$13,753	$173	-	$-	$-	6	$13,753	$173
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	5	24,214	480	-	-	-	5	24,214	480
Collateralized mortgage obligations - commercial	1	2,462	49	-	-	-	1	2,462	49
Mortgage-backed securities	-	-	-	-	-	-	-	-	-
Private collateralized mortgage obligations	7	16,304	614	-	-	-	7	16,304	614
Corporate debt securities	4	6,536	464	-	-	-	4	6,536	464
Asset-backed securities	7	6,802	389	-	-	-	7	6,802	389
Negotiable certificates of deposit	-	-	-	-	-	-	-	-	-
Total available-for-sale debt securities	30	$70,071	$2,169	-	$-	$-	30	$70,071	$2,169

	December 31, 2019
	Less than 12 Months			12 Months or Greater			Total
	Number		Gross	Number		Gross	Number		Gross
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
(dollars in thousands)	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Obligations of state and political subdivisions	10	$19,436	$359	-	$-	$-	10	$19,436	$359
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	4	19,934	92	-	-	-	4	19,934	92
Collateralized mortgage obligations - commercial	1	2,500	11	-	-	-	1	2,500	11
Mortgage-backed securities	-	-	-	-	-	-	-	-	-
Private collateralized mortgage obligations	4	18,990	43	-	-	-	4	18,990	43
Corporate debt securities	-	-	-	-	-	-	-	-	-
Asset-backed securities	2	888	1	-	-	-	2	888	1
Negotiable certificates of deposit	-	-	-	-	-	-	-	-	-
Total available-for-sale debt securities	21	$61,748	$506	-	$-	$-	21	$61,748	$506

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

There were 30 securities in an unrealized loss position at March 31, 2020, including seven asset-backed securities, seven non-agency collaterized mortgage obligations ("CMOs"), six CMOs issued by a U.S. government or government-sponsored agency, six obligations of state and political subdivisions and four corporate debt securities. Management performed a review of all securities in an unrealized loss position as of March 31, 2020 and determined that changes in the fair values of the securities were consistent with movements in market interest rates or market disruption stemming from the COVID-19 global pandemic. In addition, as part of its review, management noted that there was no material change in the credit quality of any of the issuers or any other event or circumstance that may cause a significant adverse effect on the fair value of these securities. Moreover, to date, FNCB has received all scheduled principal and interest payments and expects to fully collect all future contractual principal and interest payments on all securities in an unrealized loss position at March 31, 2020. FNCB does not intend to sell the securities, nor is it more likely than not that it will be required to sell the securities, prior to recovery of their amortized cost. Based on the results of its review and considering the attributes of these debt securities, management concluded that the individual unrealized losses were temporary and OTTI did not exist at March 31, 2020.

Equity Securities

At March 31, 2020 and December 31, 2019, equity securities consisted entirely of a $1.0 million investment in a mutual fund, comprised of 1-4 family residential mortgage-backed securities collateralized by properties within FNCB's geographical market.  This mutual fund had an unrealized loss of $66 thousand and $80 thousand, respectively, resulting in a fair value of $934 thousand and $920 thousand, respectively, at March 31, 2020 and December 31, 2019.

The following table presents unrealized and realized gains and losses recognized in net income on equity securities for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
(in thousands)	2020	2019
Net gains recognized on equity securities	$14	$12
Less: net gains (losses) recognized on equity securities sold	-	-
Unrealized gains on equity securities held	$14	$12

Restricted Securities

The following table presents FNCB's investment in restricted stock at March 31, 2020 and December 31, 2019.  Restricted stock has limited marketability and is carried at cost.

	March 31,	December 31,
(in thousands)	2020	2019
Stock in Federal Home Loan Bank of Pittsburgh	$4,214	$3,794
Stock in Atlantic Community Banker's Bank	10	10
Total restricted securities, at cost	$4,224	$3,804

Management noted no indicators of impairment for the Federal Home Loan Bank of Pittsburgh or Atlantic Community Banker’s Bank stock at March 31, 2020 and December 31, 2019.

Equity Securities without Readily Determinable Fair Values

FNCB owns 201,000 shares of the common stock of a privately-held bank holding company. The common stock was purchased during 2017 for $8.25 per share, or $1.7 million in aggregate, as part of a private placement pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended for offerings not involving any public offering.  The common stock of such bank holding company is not currently traded on any established market and is not expected to be traded in the near future on any securities exchange or established over-the-counter market. The $1.7 million investment is included in other assets in the consolidated statements of financial condition at March 31, 2020 and December 31, 2019. FNCB has elected to account for this transaction as an investment in an equity security without a readily determinable fair value. Under GAAP, an equity security without a readily determinable fair value shall be written down to its fair value if a qualitative assessment indicates that the investment is impaired and the fair value of the investment is less than its carrying value.

On December 18, 2019, management became aware that this privately held bank holding company had entered into an Agreement and Plan Merger ("Merger Agreement") with a publicly traded bank holding company. Pursuant to the Merger Agreement, this privately-held bank holding company will merge with and into the publicly traded bank holding company with that company surviving the merger ("surviving company"). At the effective time of the merger, anticipated to be sometime in the third quarter of 2020, each share of the privately-held bank holding company's common stock issued and outstanding prior to the effective time of merger will be converted into the right to receive 0.6212 shares of common stock of the surviving company or $16.50 in cash, at the election of holder; provided, however, individual shareholder elections of consideration will be prorated as necessary to ensure that, in aggregate, 25% of the privately held bank holding company's stock will be converted into the cash consideration with the remaining 75% converted into stock consideration.  Based on this event, management determined that no adjustment for impairment was required at March 31, 2020.

Note 4. Loans

The following table summarizes loans receivable, net, by category at March 31, 2020 and December 31, 2019:

	March 31,	December 31,
(in thousands)	2020	2019
Residential real estate	$171,764	$170,723
Commercial real estate	276,662	278,379
Construction, land acquisition and development	43,929	47,484
Commercial and industrial	161,654	147,623
Consumer	129,192	138,239
State and political subdivisions	49,953	43,908
Total loans, gross	833,154	826,356
Unearned income	(51)	(69)
Net deferred loan costs	1,832	2,192
Allowance for loan and lease losses	(9,907)	(8,950)
Loans, net	$825,028	$819,529

FNCB has granted loans, letters of credit and lines of credit to certain of its executive officers and directors as well as to certain of their related parties. For more information about related party transactions, refer to Note 8, “Related Party Transactions” to these consolidated financial statements.

FNCB originates 1-4 family mortgage loans for sale in the secondary market. During the three months ended March 31, 2020 and 2019, 1-4 family mortgages sold on the secondary market were $2.9 million and $1.9 million, respectively. Net gains on the sale of residential mortgage loans were $96 thousand for the three months ended March 31, 2020 and $56 thousand for the three months ended March 31, 2019. FNCB retains servicing rights on mortgages sold on the secondary market. At March 31, 2020 and December 31, 2019, there were $0.5 million and $1.1 million in 1-4 family residential mortgage loans held for sale, respectively.

There were no sales of Small Business Administration (“SBA”) guaranteed loans during the three months ended March 31, 2020 and 2019. The unpaid principal balance of loans serviced for others, including residential mortgages and SBA-guaranteed loans, was $105.7 million at March 31, 2020 and $106.0 million at December 31, 2019.

FNCB does not have any lending programs commonly referred to as "subprime lending." Subprime lending generally targets borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments, and bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burden ratios.

There were no material changes to the risk characteristics of FNCB’s loan segments, loan classification and credit grading systems and methodology for determining the adequacy of the ALLL during the three months ended March 31, 2020. Refer to Note 2, “Summary of Significant Accounting Policies” to FNCB’s consolidated financial statements included in the 2019 Annual Report on Form 10-K for information about the risk characteristics related to FNCB’s loan segments, loan classification and credit grading systems and methodology for determining the adequacy of the ALLL.

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

The following table summarizes activity in the ALLL by loan category for the three months ended March 31, 2020 and 2019.

			Construction,
			Land			State and
	Residential	Commercial	Acquisition and	Commercial		Political
(in thousands)	Real Estate	Real Estate	Development	and Industrial	Consumer	Subdivisions	Unallocated	Total
Three months ended March 31, 2020
Allowance for loan losses:
Beginning balance, January 1, 2020	$1,147	$3,198	$271	$1,997	$1,658	$253	$426	$8,950
Charge-offs	-	(56)	-	(35)	(238)	-	-	(329)
Recoveries	2	-	-	59	74	-	-	135
Provisions	158	415	12	283	220	17	46	1,151
Ending balance, March 31, 2020	$1,307	$3,557	$283	$2,304	$1,714	$270	$472	$9,907

Three months ended March 31, 2019
Allowance for loan losses:
Beginning balance, January 1, 2019	$1,175	$3,107	$188	$2,552	$2,051	$417	$29	$9,519
Charge-offs	-	-	-	(139)	(315)	-	-	(454)
Recoveries	4	-	81	84	173	-	-	342
Provisions (credits)	(24)	(56)	(163)	2	54	6	27	(154)
Ending balance, March 31, 2019	$1,155	$3,051	$106	$2,499	$1,963	$423	$56	$9,253

The following table represents the allocation of the ALLL and the related loan balance, by loan category, disaggregated based on the impairment methodology at March 31, 2020 and December 31, 2019:

			Construction,
			Land			State and
	Residential	Commercial	Acquisition and	Commercial		Political
(in thousands)	Real Estate	Real Estate	Development	and Industrial	Consumer	Subdivisions	Unallocated	Total
March 31, 2020
Allowance for loan losses:
Individually evaluated for impairment	$8	$205	$-	$209	$1	$-	$-	$423
Collectively evaluated for impairment	1,299	3,352	283	2,095	1,713	270	472	9,484
Total	$1,307	$3,557	$283	$2,304	$1,714	$270	$472	$9,907

Loans receivable:
Individually evaluated for impairment	$2,558	$11,309	$74	$992	$192	$-	$-	$15,125
Collectively evaluated for impairment	169,206	265,353	43,855	160,662	129,000	49,953	-	818,029
Total	$171,764	$276,662	$43,929	$161,654	$129,192	$49,953	$-	$833,154

December 31, 2019
Allowance for loan losses:
Individually evaluated for impairment	$9	$221	$-	$242	$1	$-	$-	$473
Collectively evaluated for impairment	1,138	2,977	271	1,755	1,657	253	426	8,477
Total	$1,147	$3,198	$271	$1,997	$1,658	$253	$426	$8,950

Loans receivable:
Individually evaluated for impairment	$2,711	$11,640	$76	$1,164	$195	$-	$-	$15,786
Collectively evaluated for impairment	168,012	266,739	47,408	146,459	138,044	43,908	-	810,570
Total	$170,723	$278,379	$47,484	$147,623	$138,239	$43,908	$-	$826,356

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

The following tables present the recorded investment in loans receivable by loan category and credit quality indicator at March 31, 2020 and December 31, 2019:

	Credit Quality Indicators
	March 31, 2020
	Commercial Loans						Other Loans
		Special				Subtotal	Accruing	Non-accrual	Subtotal	Total
(in thousands)	Pass	Mention	Substandard	Doubtful	Loss	Commercial	Loans	Loans	Other	Loans
Residential real estate	$31,653	$173	$342	$-	$-	$32,168	$138,475	$1,121	$139,596	$171,764
Commercial real estate	264,693	1,641	10,328	-	-	276,662	-	-	-	276,662
Construction, land acquisition and development	42,767	-	-	-	-	42,767	1,162	-	1,162	43,929
Commercial and industrial	155,223	612	1,358	-	-	157,193	4,430	31	4,461	161,654
Consumer	3,135	-	-	-	-	3,135	125,447	610	126,057	129,192
State and political subdivisions	49,953	-	-	-	-	49,953	-	-	-	49,953
Total	$547,424	$2,426	$12,028	$-	$-	$561,878	$269,514	$1,762	$271,276	$833,154

	Credit Quality Indicators
	December 31, 2019
	Commercial Loans						Other Loans
		Special				Subtotal	Accruing	Non-accrual	Subtotal	Total
(in thousands)	Pass	Mention	Substandard	Doubtful	Loss	Commercial	Loans	Loans	Other	Loans
Residential real estate	$32,219	$177	$307	$-	$-	$32,703	$136,709	$1,311	$138,020	$170,723
Commercial real estate	266,112	1,668	10,599	-	-	278,379	-	-	-	278,379
Construction, land acquisition and development	46,361	-	-	-	-	46,361	1,123	-	1,123	47,484
Commercial and industrial	140,589	426	1,484	-	-	142,499	5,124	-	5,124	147,623
Consumer	3,111	-	-	-	-	3,111	134,457	671	135,128	138,239
State and political subdivisions	43,908	-	-	-	-	43,908	-	-	-	43,908
Total	$532,300	$2,271	$12,390	$-	$-	$546,961	$277,413	$1,982	$279,395	$826,356

Included in loans receivable are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The recorded investment in these non-accrual loans was $8.6 million and $9.1 million at March 31, 2020 and December 31, 2019, respectively. Generally, loans are placed on non-accrual status when they become 90 days or more delinquent. Once a loan is placed on non-accrual status, it remains on non-accrual status until it has been brought current, has six months of performance under the loan terms, and factors indicating reasonable doubt about the timely collection of payments no longer exist. Therefore, loans may be current in accordance with their loan terms, or may be less than 90 days delinquent and still be on a non-accrual status. There were no loans past due 90 days or more and still accruing at March 31, 2020 and December 31, 2019.

The following tables present the delinquency status of past due and non-accrual loans at March 31, 2020 and December 31, 2019:

	March 31, 2020
	Delinquency Status
	0-29 Days	30-59 Days	60-89 Days	>/= 90 Days
(in thousands)	Past Due	Past Due	Past Due	Past Due	Total
Performing (accruing) loans:
Residential real estate	$169,878	$464	$-	$-	$170,342
Commercial real estate	271,197	43	-	-	271,240
Construction, land acquisition and development	43,929	-	-	-	43,929
Commercial and industrial	160,057	249	226	-	160,532
Consumer	126,363	1,719	500	-	128,582
State and political subdivisions	49,953	-	-	-	49,953
Total performing (accruing) loans	821,377	2,475	726	-	824,578

Non-accrual loans:
Residential real estate	622	223	14	563	1,422
Commercial real estate	2,434	-	-	2,988	5,422
Construction, land acquisition and development	-	-	-	-	-
Commercial and industrial	868	-	-	254	1,122
Consumer	213	18	170	209	610
State and political subdivisions	-	-	-	-	-
Total non-accrual loans	4,137	241	184	4,014	8,576

Total loans receivable	$825,514	$2,716	$910	$4,014	$833,154

	December 31, 2019
	Delinquency Status
	0-29 Days	30-59 Days	60-89 Days	>/= 90 Days
(in thousands)	Past Due	Past Due	Past Due	Past Due	Total
Performing (accruing) loans:
Residential real estate	$168,754	$134	$261	$-	$169,149
Commercial real estate	272,561	75	106	-	272,742
Construction, land acquisition and development	47,484	-	-	-	47,484
Commercial and industrial	146,221	200	-	-	146,421
Consumer	135,384	1,695	489	-	137,568
State and political subdivisions	43,908	-	-	-	43,908
Total performing (accruing) loans	814,312	2,104	856	-	817,272

Non-accrual loans:
Residential real estate	873	17	228	456	1,574
Commercial real estate	2,520	893	434	1,790	5,637
Construction, land acquisition and development	-	-	-	-	-
Commercial and industrial	943	-	114	145	1,202
Consumer	193	93	38	347	671
State and political subdivisions	-	-	-	-	-
Total non-accrual loans	4,529	1,003	814	2,738	9,084

Total loans receivable	$818,841	$3,107	$1,670	$2,738	$826,356

The following tables present a distribution of the recorded investment, unpaid principal balance and the related allowance for FNCB’s impaired loans, which have been analyzed for impairment under ASC 310, at March 31, 2020 and December 31, 2019. Non-accrual loans, other than TDRs, with balances less than the $100 thousand loan relationship threshold are not evaluated individually for impairment and accordingly, are not included in the following tables. However, these loans are evaluated collectively for impairment as homogeneous pools in the general allowance under ASC Topic 450. Total non-accrual loans, other than TDRs, with balances less than the $100 thousand loan relationship threshold that were evaluated under ASC Topic 450 amounted to $1.2 million at March 31, 2020 and $1.0 million at December 31, 2019.

	March 31, 2020
		Unpaid
	Recorded	Principal	Related
(in thousands)	Investment	Balance	Allowance
With no allowance recorded:
Residential real estate	$1,066	$1,154	$-
Commercial real estate	4,463	5,974	-
Construction, land acquisition and development	74	74	-
Commercial and industrial	453	675	-
Consumer	22	25	-
State and political subdivisions	-	-	-
Total impaired loans with no related allowance recorded	6,078	7,902	-

With a related allowance recorded:
Residential real estate	1,492	1,492	8
Commercial real estate	6,846	7,565	205
Construction, land acquisition and development	-	-	-
Commercial and industrial	539	551	209
Consumer	170	170	1
State and political subdivisions	-	-	-
Total impaired loans with a related allowance recorded	9,047	9,778	423

Total impaired loans:
Residential real estate	2,558	2,646	8
Commercial real estate	11,309	13,539	205
Construction, land acquisition and development	74	74	-
Commercial and industrial	992	1,226	209
Consumer	192	195	1
State and political subdivisions	-	-	-
Total impaired loans	$15,125	$17,680	$423

	December 31, 2019
		Unpaid
	Recorded	Principal	Related
(in thousands)	Investment	Balance	Allowance
With no allowance recorded:
Residential real estate	$1,217	$1,303	$-
Commercial real estate	4,548	6,007	-
Construction, land acquisition and development	76	76	-
Commercial and industrial	593	850	-
Consumer	23	26	-
State and political subdivisions	-	-	-
Total impaired loans with no related allowance recorded	6,457	8,262	-

With a related allowance recorded:
Residential real estate	1,494	1,494	9
Commercial real estate	7,092	7,811	221
Construction, land acquisition and development	-	-	-
Commercial and industrial	571	573	242
Consumer	172	172	1
State and political subdivisions	-	-	-
Total impaired loans with a related allowance recorded	9,329	10,050	473

Total impaired loans:
Residential real estate	2,711	2,797	9
Commercial real estate	11,640	13,818	221
Construction, land acquisition and development	76	76	-
Commercial and industrial	1,164	1,423	242
Consumer	195	198	1
State and political subdivisions	-	-	-
Total impaired loans	$15,786	$18,312	$473

The following table presents the average balance and interest income by loan category recognized on impaired loans for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020		2019
	Average	Interest	Average	Interest
(in thousands)	Balance	Income (1)	Balance	Income (1)
Residential real estate	$2,569	$20	$1,839	$21
Commercial real estate	11,321	68	9,630	77
Construction, land acquisition and development	75	1	82	1
Commercial and industrial	1,014	-	1,047	-
Consumer	193	2	380	5
State and political subdivisions	-	-	-	-
Total impaired loans	$15,172	$91	$12,978	$104

(1) Interest income represents income recognized on performing TDRs.

The additional interest income that would have been earned on non-accrual and restructured loans had these loans performed in accordance with their original terms approximated $111 thousand for the three months ended March 31, 2020 and $82 thousand for the three months ended March 31, 2019.

Troubled Debt Restructured Loans

TDRs at March 31, 2020 and December 31, 2019 were $9.0 million and $9.1 million, respectively. Accruing and non-accruing TDRs were $7.7 million and $1.3 million, respectively, at March 31, 2020, and $7.7 million and $1.4 million, respectively, at December 31, 2019. Approximately $65 thousand and $97 thousand in specific reserves have been established for TDRs as of March 31, 2020 and December 31, 2019, respectively. FNCB was not committed to lend additional funds to any loan classified as a TDR at March 31, 2020.

The modification of the terms of loans classified as TDRs may include one or a combination of the following changes, among others: a reduction of the stated interest rate of the loan, an extension of the maturity date, capitalization of real estate taxes, a payment modification under a forbearance agreement, or a permanent reduction of the recorded investment in the loan.

There were no loans modified as a TDR during the three months ended March 31, 2020 and 2019. There were no loans modified as a TDR within the previous 12 months that subsequently defaulted, defined as 90 days or more past due, during the three months ended March 31, 2020 and 2019.

Modifications Related to COVID-19

In late March 2020, the federal banking regulators issued guidance that modifications made to a borrower affected by the COVID-19 pandemic and governmental shutdown orders does not need to be identified as a TDR if the loan was current at the time a modification plan was implemented. Section 4013 of the CARES Act also addressed COVID-19-related modifications and specified that such modifications made on loans that were current as of December 31, 2019 are not TDRs. As of March 31, 2020, FNCB has applied this guidance and made 266 such modifications with principal balances totaling $88.0 million. More of these types of modifications are likely to be executed in the second quarter of 2020 and FNCB will continue to follow the guidance issued by the banking regulators in making any TDR determinations.

Residential Real Estate Loan Foreclosures

There were no residential real estate properties foreclosed upon during the three months ended March 31, 2020 or included in OREO at March 31, 2020.

There were three consumer mortgage loans secured by residential real estate properties in the process of foreclosure at March 31, 2019. There was no aggregate recorded investment to FNCB for these three loans at March 31, 2019.  The balance of one loan was previously charged-off in its entirety and two loans were sold to an investor on the secondary market. For the three months ended March 31, 2019, there were no residential real estate properties foreclosed upon, and there was one residential real estate property with a carrying value of $45 thousand included in OREO at March 31, 2019.

Note 5. Borrowings

Short-term borrowings available to FNCB include overnight FHLB of Pittsburgh advances, federal funds lines of credit and Federal Reserve Discount Window advances, which generally represent overnight or less than 30-day borrowings. FNCB's maximum borrowing capacity under federal funds lines of credit and the Federal Reserve Discount Window was $40.0 million and $10.8 million, respectively, at March 31, 2020. Federal funds lines of credit are unsecured, while any borrowings through the Federal Discount Window are fully collateralized by certain pledged loans that totaled $22.2 million at March 31, 2020. There were no federal funds purchased outstanding at March 31, 2020 and 2019. FNCB had a $10.0 million discount window advance outstanding at March 31, 2020, which was taken to supplement on-balance sheet liquidity at March 31, 2020. The advance was subsequently repaid on April 15, 2020. There were no discount window advances outstanding at March 31, 2019.

FNCB has an agreement with the Federal Home Loan Bank (FHLB) of Pittsburgh which allows for borrowings, either overnight or term, up to a maximum borrowing capacity based on a percentage of qualifying loans pledged under a blanket pledge agreement. Loans of $474.8 million and $475.3 million, at March 31, 2020 and December 31, 2019, respectively, were pledged to collateralize borrowings under this agreement. FNCB's maximum borrowing capacity was $333.5 million at March 31, 2020, of which $42.8 million in fixed-rate advances having original maturities between three months and two years and $35.1 million in overnight funds were outstanding. In addition to pledging loans, FNCB is required to purchase FHLB of Pittsburgh stock based upon the amount of advances and letters of credit outstanding.

	March 31,	December 31,
(in thousands)	2020	2019
Federal Reserve Discount Window	$10,000	$-
FHLB of Pittsbugh advances:
Overnight advances	35,125	14,100
Term advances	42,809	32,809
Subtotal FHLB of Pittsburgh advances	77,934	46,909
Junior subordinated debentures	10,310	10,310
Total borrowed funds	$98,244	$57,219

Note 6. Derivative and Hedging Transactions

Risk Management Objective of Using Derivatives

FNCB is exposed to certain risks arising from both its business operations and economic conditions.  It principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. FNCB manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its assets and liabilities and the use of derivative financial instruments.  Specifically, FNCB enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates.  Derivative financial instruments are used to manage differences in the amount, timing, and duration of  known or expected cash receipts and its known or expected cash payments principally related to FNCB's borrowings.

Cash Flow Hedges of Interest Rate Risk

FNCB’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, FNCB primarily uses interest rate swaps as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for FNCB making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. During 2020, such derivatives were used to hedge the variable cash flows associated with forecasted issuances of debt.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on FNCB’s variable-rate debt. During 2020, it is estimated that an additional $4 thousand will be reclassified as a reduction to interest expense.

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of FNCB’s derivative financial instruments and the classification on the consolidated statements of financial condition at March 31, 2020 and December 31, 2019.

		Derivative Assets					Derivative Liabilities
		As of March 31, 2020		As of December 31, 2019			As of March 31, 2020		As of December 31, 2019
(in thousands)	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate products	$-	Other assets	$-	Other assets	$-	$10,000	Other liabilities	$14	Other liabilities	$-
Total derivatives designated as hedging instruments			-		-			14		-

Netting adjustments (1)			-		-			-		-
Net derivatives in the balance sheet			-		-			14		-

Cash and other collateral (2)			-		-			-		-
Net derivative amounts			$-		$-			$14		$-

(1) Netting adjustments represents the amounts recorded to convert derivatives assets and liabilities from a gross basis to a net basis in accordance with the applicable accounting guidance.

(2) Other collateral represents the amount that cannot be used to offset our derivative assets and liabilities from a gross basis to a net basis in accordance with the applicable accounting guidance. The other collateral consist of securities and is exchanged under bilateral collateral and master netting agreements that allow us to offset the net derivative position with the related collateral. The application of the other collateral cannot reduce the net derivative position below zero. Therefore, excess other collateral, if any, is not reflected above.

Effect of Fair Value and Cash Flow Hedge Accounting on Accumulated Other Comprehensive Loss

The table below presents the effect of fair value and cash flow hedge accounting on Accumulated Other Comprehensive Income as of March 31, 2020 and December 31, 2019.

Derivatives in Subtopic 815-20 Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative	Amount of Gain or (Loss) Recognized in OCI Included Component	Amount of Gain or (Loss) Recognized in OCI Excluded Component	Location of Gain or (Loss) Recognized from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income Included Component	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income Excluded Component
(in thousands)	March 31, 2020				March 31, 2020
Derivatives in Cash Flow Hedging Relationships
Interest rate products	$(14)	$(14)	$-	Interest income	$2	$2	$-
Total	$(14)	$(14)	$-		$2	$2	$-

Effect of Fair Value and Cash Flow Hedge Accounting on the Consolidated Statements of Income and Comprehensive Income

There were no derivative financial instruments outstanding during the three months ended March 31, 2019. The table below presents the effect of the FNCB’s derivative financial instruments on the Income Statement for the three months ended March 31, 2020.

	Location and Amount of Gain or (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Three Months Ended March 31, 2020
(in thousands)	Interest Income	Interest Expense
Total amounts of income and expense line items presented in the cash flow statement of financial performance in which the effects of fair value or hedges are recorded	$-	$2

The effects of fair value and cash flow hedging:
Gain or (loss) on cash flow hedging relationships in Subtopic 815-20
Interest contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income	$-	$2
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income as a result that a forecasted transaction is no longer probable of occurring	$-	$-

Amount of gain or (loss) reclassified from accumulated OCI into income - included component	$-	$2
Amount of gain or (loss) reclassified from accumulated OCI into income - excluded component	$-	$-

Credit-risk-related Contingent Features

FNCB has agreements with each of its derivative counterparties that contain a provision where if FNCB defaults or is capable of being declared in default on any of its indebtedness, then it could also be declared in default on its derivative obligations.

FNCB has agreements with certain of its derivative counterparties that contain a provision where if it fails to maintain its status as a well capitalized institution, then it could be required to post additional collateral.

As of March 31, 2020, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $14 thousand. As of March 31, 2020, FNCB has not posted any collateral related to these agreements. If FNCB had breached any of these provisions at March 31, 2020, it could have been required to settle its obligations under the agreements at the termination value of $14 thousand.

Note 7. Income Taxes

The following table presents a reconciliation between the effective income tax expense and the income tax expense that would have been provided at the federal statutory tax rate of 21.0% for the three months ended March 31, 2020 and 2019, respectively.

	For the Three Months Ended March 31,
	2020		2019
(dollars in thousands)	Amount	%	Amount	%
Provision at statutory tax rates	$528	21.00%	$670	21.00%
Add (deduct):
Tax effects of tax free interest income	(106)	(4.22)%	(106)	(3.32)%
Non-deductible interest expense	5	0.19%	5	0.15%
Bank-owned life insurance	(27)	(1.07)%	(28)	(0.86)%
Other items, net	52	2.07%	14	0.43%
Income tax provision	$452	17.97%	$555	17.40%

FNCB had net deferred tax assets of $4.9 million at March 31, 2020, of which $3.9 million was related to approximately $20.0 million in net operating loss carryovers. At December 31, 2019, FNCB’s net deferred tax assets were $6.3 million.

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

Management performed an evaluation of FNCB’s deferred tax assets at March 31, 2020 taking into consideration all available positive and negative evidence at that time. Based on this evaluation, management believes that FNCB’s future taxable income will be sufficient to utilize deferred tax assets. Accordingly, a valuation allowance for deferred tax assets was not required at March 31, 2020 and December 31, 2019.

Note 8.  Related Party Transactions

In conducting its business, FNCB has engaged in, and intends to continue to engage in, banking and financial transactions with directors, executive officers and their related parties.

FNCB has granted loans, letters of credit and lines of credit to directors, executive officers and their related parties. The following table summarizes the changes in the total amounts of such outstanding loans, advances under lines of credit, net of any participations sold, as well as repayments during the three months ended March 31, 2020 and 2019.

	For the Three Months Ended March 31,
(in thousands)	2020	2019
Balance, beginning of period	$77,897	$64,634
Additions, new loans and advances	17,553	17,089
Repayments	(12,632)	(9,573)
Balance, end of period	$82,818	$72,150

At March 31, 2020 there were no loans made to directors, executive officers and their related parties that were not performing in accordance with the terms of the loan agreements.

Deposits from directors, executive officers and their related parties held by the Bank at March 31, 2020 and December 31, 2019 amounted to $116.9 million and $84.1 million, respectively, an increase of $32.7 million. Interest paid on the deposits amounted to $120 thousand and $119 thousand for the three months ended March 31, 2020 and 2019, respectively.

In the course of its operations, FNCB acquires goods and services from, and transacts business with, various companies of related parties, which include, but are not limited to, employee health insurance, fidelity bond and errors and omissions insurance, legal services, rent and repair of repossessed automobiles for resale. FNCB recorded payments to related parties for goods and services of $490 thousand and $528 thousand for the three months ended March 31, 2020 and 2019, respectively.

Note 9. Commitments and Contingencies

Leases

FNCB is obligated under operating leases for certain bank branches, office space, automobiles and equipment. Operating lease right of use ("ROU") assets represent FNCB's right to use an underlying asset during the lease term and operating liabilities represent our obligation to make lease payments under the lease agreement. ROU assets and operating lease liabilities are recognized at lease commencement based on the present value of the remaining lease payments using a discount rate that represents FNCB's incremental borrowing rate at the commencement date. ROU assets are included in other assets and operating lease liabilities are included in other liabilities in the consolidated statements of financial condition. As of March 31, 2020, ROU assets and lease liabilities were $ 3.1 million and $3.4 million, respectively. There was one new automobile lease that commenced during the three months ended March 31, 2020. ROU assets and corresponding lease liabilities recorded for the new lease aggregated to $16 thousand and $18 thousand, respectively, during the three months ended March 31, 2020.

The following table summarizes the components of FNCB's operating lease expense for the three months ended March 31, 2020 and 2019. Operating lease expense associated with bank branches and office space is included in occupancy expense, while operating lease expense associated with automobiles and office equipment are included in equipment expense in the consolidated statements of income.

(in thousands)	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Operating lease cost - bank branches	$86	$85
Operating lease cost - automobiles and equipment	8	2
Short-term lease cost - office space	9	15
Short-term lease cost - automobiles and equipment	4	3
Variable lease cost	-	-
Total lease cost	$107	$105

The following table summarizes the maturity of remaining operating lease liabilities as of March 31, 2020:

(in thousands)	March 31, 2020
2020	$269
2021	361
2022	331
2023	323
2024	287
2025 and thereafter	2,813
Total lease payments	4,384
Less: imputed interest	981
Present value of operating lease liabilities	$3,403

The following table presents other information related to our operating leases:

(dollars in thousands)	March 31, 2020
Weighted-average remaining lease term	14.08 years
Weighted-average discount rate	3.48%
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$97

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

Note 10. Stock Compensation Plans

FNCB has a Long-Term Incentive Compensation Plan (“LTIP”) for directors, executives and key employees. The LTIP authorizes up to 1,200,000 shares of common stock for issuance and provides the Board of Directors with the authority to offer several different types of long-term incentives, including stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares. During the three months ended March 31, 2020 and 2019, the Board of Directors granted 75,924 and 57,684 shares of restricted stock, respectively, under the LTIP. At March 31, 2020, there were 796,461 shares of common stock available for award under the LTIP. For the three months ended March 31, 2020 and 2019, stock-based compensation expense, which is included in salaries and benefits expense in the consolidated statements of income, totaled $62 thousand and $67 thousand, respectively. Total unrecognized compensation expense related to unvested restricted stock awards was $1.2 million and $1.1 million at March 31, 2020 and 2019, respectively. Unrecognized compensation expense related to unvested shares of restricted stock is expected to be recognized over a weighted-average period of 4.08 years.

The following table summarizes the activity related to FNCB’s unvested restricted stock awards during the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020		2019
		Weighted-		Weighted-
		Average		Average
	Restricted	Grant Date	Restricted	Grant Date
(dollars in thousands)	Shares	Fair Value	Shares	Fair Value
Unvested restricted stock awards:
Total outstanding, beginning of period	128,150	$7.76	114,702	$7.50
Awards granted	75,924	6.07	57,684	7.64
Forfeitures	(2,659)	6.24	-	-
Vestings	-	-	-	-
Total outstanding, end of period	201,415	$7.14	172,386	$7.55

Note 11. Regulatory Matters

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

FNCB’s ability to pay dividends to its shareholders is largely dependent on the Bank’s ability to pay dividends to FNCB. Bank regulations limit the amount of dividends that may be paid without prior approval of the Bank’s regulatory agency. For the three months ended March 31, 2020 and 2019, cash dividends declared and paid by FNCB were $0.055 per share and $0.05 per share, respectively. FNCB offers a Dividend Reinvestment and Stock Purchase Plan (“DRP”) to its shareholders. For the three months ended March 31, 2020 and 2019, dividend reinvestment shares were purchased in open market transactions, however shares under the optional cash purchase feature of the DRP were issued from authorized but unissued common shares. Common shares issued under the DRP for the three months ended March 31, 2020 and 2019 totaled 2,842 and 1,639, respectively. Subsequent to March 31, 2020, on April 29, 2020, FNCB declared a cash dividend for the second quarter of 2020 of $0.055 per share, which is payable on June 15, 2020 to shareholders of record as of  June 1, 2020.

In 2018, the Federal Reserve increased the asset limit to qualify as a small bank holding company from $1 billion to $3 billion. As a result, the Company met the eligibility criteria for a small bank holding company and was exempt from risk-based capital and leverage rules, including Basel III. FNCB and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on FNCB’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, FNCB and the Bank must meet specific capital guidelines that involve quantitative measures of FNCB's and the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. FNCB's and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Management believes, as of March 31, 2020 and December 31, 2019, that FNCB and the Bank meet all applicable capital adequacy requirements. In addition, the Bank is required to maintain a "capital conservation buffer," composed entirely of common equity Tier I capital, in addition to minimum risk-based capital ratios, in order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payments to executive officers). The required capital conservation buffer is 2.500% for 2020 and 2019. Management believes the Bank was in full compliance with the additional capital conservation buffer requirement at March 31, 2020 and December 31, 2019.

Current quantitative measures established by regulation to ensure capital adequacy require FNCB Bank to maintain minimum amounts and ratios (set forth in the tables below) of Total capital, Tier I capital, and Tier I common equity (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). The following tables present summary information regarding the Bank’s risk-based capital and related ratios at March 31, 2020 and December 31, 2019:

	Bank Only		Minimum Required For Capital Adequacy Purposes	Minimum Required For Capital Adequacy Purposes with Conservation Buffer	Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
(in thousands)	Amount	Ratio	Ratio	Ratio	Ratio
March 31, 2020

Total capital (to risk-weighted assets)	$142,005	15.44%	8.00%	10.50%	10.00%

Tier I capital (to risk-weighted assets)	131,394	14.29%	6.00%	8.50%	8.00%

Tier I common equity (to risk-weighted assets)	131,394	14.29%	4.50%	7.00%	6.50%

Tier I capital (to average assets)	131,394	11.09%	4.00%	4.00%	5.00%

Total risk-weighted assets	919,761

Total average assets	1,184,972

	Bank Only		Minimum Required For Capital Adequacy Purposes	Minimum Required For Capital Adequacy Purposes with Conservation Buffer	Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
(in thousands)	Amount	Ratio	Ratio	Ratio	Ratio
December 31, 2019

Total capital (to risk-weighted assets)	$133,406	14.77%	8.00%	10.50%	10.00%

Tier I capital (to risk-weighted assets)	123,753	13.70%	6.00%	8.50%	8.00%

Tier I common equity (to risk-weighted assets)	123,753	13.70%	4.50%	7.00%	6.50%

Tier I capital (to average assets)	123,753	10.36%	4.00%	4.00%	5.00%

Total risk-weighted assets	903,172

Total average assets	1,194,789

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

At March 31, 2020, FNCB owned seven corporate debt securities with an aggregate amortized cost and fair value of $10.0 million and $9.6 million, respectively. The market for five of the seven corporate debt securities at March 31, 2020 was not active and markets for similar securities are also not active.  FNCB obtained valuations for these securities from third-party service providers that prepared the valuations using a discounted cash flow approach.  Management takes measures to validate the service providers’ analysis and is actively involved in the valuation process, including reviewing and verifying the assumptions used in the valuation calculations. Results of a discounted cash flow test are significantly affected by variables such as the estimate of the probability of default, estimates of future cash flows, discount rates, prepayment rates and the creditworthiness of the underlying issuers.  FNCB considers these inputs to be unobservable Level 3 inputs because they are based on estimates about the assumptions market participants would use in pricing this type of asset and developed based on the best information available in the circumstances rather than on observable inputs. As it relates to fair value measurements, once each issuer is categorized and the forecasted default rates have been applied, the expected cash flows are modeled using the variables described above. Discount rates ranging from 5.12% to 6.62% were applied to the expected cash flows to estimate fair value. Management will continue to monitor the market for these securities to assess the market activity and the availability of observable inputs and will continue to apply these controls and procedures to the valuations received from its third-party service provider for the period it continues to use an outside valuation service.

Equity Securities

The estimated fair values of equity securities are determined by obtaining quoted prices on nationally recognized exchanges (Level 1 inputs).

Derivative Contracts

FNCB's derivative liabilities are reported at fair value utilizing Level 2 inputs. Values of these instruments are obtained through an independent pricing source utilizing information which may include market observed quotations for swaps, LIBOR rates, forward rates and rate volatility. Derivative contracts create exposure to interest rate movements as well as risks from the potential of non-performance of the counterparty.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the financial assets and liabilities that were measured at fair value on a recurring basis at March 31, 2020, financial assets that were measured at fair value on a recurring basis at  December 31, 2019, and the fair value hierarchy of the respective valuation techniques utilized by FNCB to determine the fair value.:

	Fair Value Measurements at March 31, 2020
			Significant	Significant
		Quoted Prices	Other	Other
		in Active Markets	Observable	Unobservable
		for Identical Assets	Inputs	Inputs
(in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Available-for-sale debt securities:
Obligations of state and political subdivisions	$149,798	$-	$149,798	$-
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	79,211	-	79,211	-
Collateralized mortgage obligations - commercial	13,989	-	13,989	-
Mortgage-backed securities	18,793	-	18,793	-
Private collateralized mortgage obligations	23,765	-	23,765	-
Corporate debt securities	9,584	-	1,904	7,680
Asset-backed securities	6,802	-	6,802	-
Negotiable certificates of deposit	696	-	696	-
Subtotal available-for-sale debt securities	302,638	-	294,958	7,680
Equity securities, at fair value	934	934	-	-
Total assets	$303,572	$934	$294,958	$7,680

Derivative liabilities	$14	$-	$14	$-
Total liabilities	$14	$-	$14	$-

	Fair Value Measurements at December 31, 2019
			Significant	Significant
		Quoted Prices	Other	Other
		in Active Markets	Observable	Unobservable
		for Identical Assets	Inputs	Inputs
(in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Available-for-sale debt securities:
Obligations of state and political subdivisions	$117,763	$-	$117,763	$-
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	80,294	-	80,294	-
Collateralized mortgage obligations - commercial	17,723	-	17,723	-
Mortgage-backed securities	18,485	-	18,485	-
Private collateralized mortgage obligations	25,075	-	25,075	-
Corporate debt securities	7,182	-	2,032	5,150
Asset-backed securities	5,621	-	5,621	-
Negotiable certificates of deposit	696	-	696	-
Subtotal available-for-sale debt securities	272,839	-	267,689	5,150
Equity securities, at fair value	920	920	-	-
Total assets	$273,759	$920	$267,689	$5,150

There were no transfers between levels within the fair value hierarchy during the three months ended March 31, 2020 and 2019.

The following table presents a reconciliation and statement of operations classifications of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3), which consisted entirely of corporate debt securities, for the three months ended March 31, 2020 and 2019.

Fair Value Measurements
Using Significant Unobservable Inputs (Level 3)
	Corporate Debt Securities
	For the Three Months Ended March 31,
(in thousands)	2020	2019
Balance at January 1,	$5,150	$3,929
Additions	3,000	-
Payments Received	-	-
Sales	-	-
Total gains or losses (realized/unrealized):
Included in earnings	-	-
Included in other comprehensive income (loss)	(470)	41
Balance at March 31,	$7,680	$3,970

Assets Measured at Fair Value on a Non-Recurring Basis

The following tables present assets and liabilities measured at fair value on a non-recurring basis at March 31, 2020 and December 31, 2019, and additional quantitative information about the valuation techniques and inputs utilized by FNCB to determine fair value. All assets were measured using Level 3 inputs.

	March 31, 2020
	Fair Value Measurement			Quantitative Information
	Recorded	Valuation	Fair	Valuation	Unobservable	Value/
(in thousands)	Investment	Allowance	Value	Technique	Inputs	Range
Impaired loans - collateral dependent	$7,142	$354	$6,788	Appraisal of collateral	Selling cost	10.0%
Impaired loans - other	7,983	69	7,914	Discounted cash flows	Discount rate	3.99%-7.49%

	December 31, 2019
	Fair Value Measurement			Quantitative Information
	Recorded	Valuation	Fair	Valuation	Unobservable	Value/
(in thousands)	Investment	Allowance	Value	Technique	Inputs	Range
Impaired loans - collateral dependent	$7,721	$376	$7,345	Appraisal of collateral	Selling cost	10.0%
Impaired loans - other	8,065	97	7,968	Discounted cash flows	Discount rate	3.99%-7.49%
Other real estate owned	289	-	289	Appraisal of collateral	Selling cost	10.0%

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

The following table summarizes the estimated fair values of FNCB’s financial instruments using an exit price notion at March 31, 2020 and at December 31, 2019. FNCB discloses fair value information about financial instruments, whether or not recognized in the statements of financial condition, for which it is practicable to estimate that value. The fair value of financial instruments that are not measured at fair value in the financial statements were based on the exit price notion. The following estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, management judgment is required to interpret data and develop fair value estimates. Accordingly, the estimates below are not necessarily indicative of the amounts FNCB could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	Fair Value	March 31, 2020		December 31, 2019
(in thousands)	Measurement	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Cash and short term investments	Level 1	$45,547	$45,547	$34,565	$34,565
Available-for-sale debt securities	See previous table	302,638	302,638	272,839	272,839
Equity securities, at fair value	Level 1	934	934	920	920
Restricted stock	Level 2	4,224	4,224	3,804	3,804
Loans held for sale	Level 2	470	470	1,061	1,061
Loans, net	Level 3	825,028	815,991	819,529	810,074
Accrued interest receivable	Level 2	3,387	3,387	3,234	3,234
Equity securities without readily determinable fair values	Level 3	1,658	1,658	1,658	1,658
Servicing rights	Level 3	338	805	356	790

Financial liabilities
Deposits	Level 2	1,001,562	1,003,411	1,001,709	1,001,829
Borrowed funds	Level 2	98,244	98,626	57,219	57,234
Accrued interest payable	Level 2	261	261	258	258
Derivative liabilities	Level 2	14	14	-	-

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

The following table presents the calculation of both basic and diluted earnings per share of common stock for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(in thousands, except share data)	2020	2019
Net income	$2,063	$2,635

Basic weighted-average number of common shares outstanding	20,172,498	18,720,502
Plus: Common share equivalents	4,067	13,150
Diluted weighted-average number of common shares outstanding	20,176,565	18,733,652

Income per common share:
Basic	$0.10	$0.14
Diluted	$0.10	$0.14

For the three months ended March 31, 2020 and 2019, common stock equivalents reflected in the table above were related entirely to the incremental shares of unvested restricted stock.

Note 14. Other Comprehensive Income

The following table summarizes the reclassifications out of accumulated other comprehensive income (loss) for the three months ended March 31, 2020 and 2019, comprised entirely of unrealized gains and losses on available-for-sale debt securities:

	Three Months Ended March 31, 2020
(in thousands)	Amount Reclassifed from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Consolidated Statements of Income
Available-for-sale debt securities:
Reclassification adjustment for net gains reclassified into net income	$(149)	Net gain (loss) on the sale of available-for-sale debt securities
Taxes	32	Income taxes
Net of tax amount	$(117)

	Three Months Ended March 31, 2019
(in thousands)	Amount Reclassifed from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Consolidated Statements of Income
Available-for-sale debt securities:
Reclassification adjustment for net gains reclassified into net income	$(160)	Net gain (loss) on the sale of available-for-sale debt securities
Taxes	34	Income taxes
Net of tax amount	$(126)

The following table summarizes the changes in accumulated other comprehensive income (loss), net of tax for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(in thousands)	2020	2019
Balance, beginning of period	$3,056	$(4,540)
Other comprehensive income (loss) before reclassifications	3,412	3,677
Amount reclassified from accumulated other comprehensive income (loss)	(117)	(126)
Net other comprehensive income (loss) during the period	3,295	3,551
Balance, end of period	$6,351	$(989)

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

This Quarterly Report should be read in conjunction with the more detailed and comprehensive disclosures included in the Annual Report on Form 10-K for the year ended December 31, 2019 for FNCB Bancorp, Inc. In addition, please read this section in conjunction with the consolidated financial statements and notes to consolidated financial statements contained elsewhere herein.

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

FORWARD-LOOKING STATEMENTS AND OTHER INFORMATION

FNCB may from time to time make written or oral “forward-looking statements,” including statements contained in our filings with the Securities and Exchange Commission (“SEC”), in our reports to shareholders, and in our other communications, which are made in good faith by us pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements include statements with respect to FNCB’s beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, that are subject to significant risks and uncertainties, and are subject to change based on various factors (some of which are beyond our control). The words “may,” “could,” “should,” “will,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “project,” “future” and similar expressions are intended to identify forward-looking statements. The following factors, among others, could cause FNCB’s financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the effect of the coronavirus ("COVID-19") pandemic on FNCB and its customers, the Commonwealth of Pennsylvania and the United States, related to the economy and overall financial stability; government and regulatory responses to the COVID-19 pandemic; government intervention in the U.S. financial system including the effects of recent legislative, tax, accounting and regulatory actions and reforms, including, but not limited to, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and the Tax Cuts and Jobs Act; political instability; the ability of FNCB to manage credit risk; weakness in the economic environment, in general, and within FNCB’s market area; the deterioration of one or a few of the commercial real estate loans with relatively large balances contained in FNCB’s loan portfolio; greater risk of loan defaults and losses from concentration of loans held by FNCB, including those to insiders and related parties; if FNCB’s portfolio of loans to small and mid-sized community-based businesses increases its credit risk; if FNCB’s ALLL is not sufficient to absorb actual losses or if increases to the ALLL were required; FNCB is subject to interest-rate risk and any changes in interest rates could negatively impact net interest income or the fair value of FNCB's financial assets; if management concludes that the decline in value of any of FNCB’s investment securities is other-than-temporary could result in FNCB recording an impairment loss; if FNCB’s risk management framework is ineffective in mitigating risks or losses to FNCB; if FNCB is unable to successfully compete with others for business; a loss of depositor confidence resulting from changes in either FNCB’s financial condition or in the general banking industry; if FNCB is unable to retain or grow its core deposit base; inability or insufficient dividends from its subsidiary, FNCB Bank; if FNCB loses access to wholesale funding sources; interruptions or security breaches of FNCB’s information systems; any systems failures or interruptions in information technology and telecommunications systems of third parties on which FNCB depends; security breaches; if FNCB’s information technology is unable to keep pace with growth or industry developments or if technological developments result in higher costs or less advantageous pricing; the loss of management and other key personnel; dependence on the use of data and modeling in both its management’s decision-making generally and in meeting regulatory expectations in particular; additional risk arising from new lines of business, products, product enhancements or services offered by FNCB; inaccuracy of appraisals and other valuation techniques FNCB uses in evaluating and monitoring loans secured by real property and other real estate owned; unsoundness of other financial institutions; damage to FNCB’s reputation; defending litigation and other actions; dependence on the accuracy and completeness of information about customers and counterparties; risks arising from future expansion or acquisition activity; environmental risks and associated costs on its foreclosed real estate assets; any remediation ordered, or adverse actions taken, by federal and state regulators, including requiring FNCB  to act as a source of financial and managerial strength for the FNCB Bank in times of stress;  costs arising from extensive government regulation, supervision and possible regulatory enforcement actions; new or changed legislation or regulation and regulatory initiatives; noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations; failure to comply with numerous "fair and responsible banking" laws; any violation of laws regarding privacy, information security and protection of personal information or another incident involving personal, confidential or proprietary information of individuals; any rulemaking changes implemented by the Consumer Financial Protection Bureau; inability to attract and retain its highest performing employees due to potential limitations on incentive compensation contained in proposed federal agency rulemaking; any future increases in FNCB Bank’s FDIC deposit insurance premiums and assessments; and the success of FNCB at managing the risks involved in the foregoing and other risks and uncertainties, including those detailed in FNCB’s filings with the SEC.

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

Readers should carefully review the risk factors described in the Annual Report and other documents that FNCB periodically files with the SEC, including its Form 10-K for the year ended December 31, 2019.

Any references to FNCB's website, www.fncb.com or any variation thereof, shall not incorporate the contents of such website into this Report.

CRITICAL ACCOUNTING POLICIES

In preparing the consolidated financial statements, management has made estimates, judgments and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statements of condition and results of operations for the periods indicated. Actual results could differ significantly from those estimates.

FNCB’s accounting policies are fundamental to understanding management’s discussion and analysis of its financial condition and results of operations. Management has identified the policies on the determination of the allowance for loan and lease losses (“ALLL”), securities’ valuation and impairment evaluation, the valuation of other real estate owned (“OREO”), derivative instruments and hedging activities and income taxes to be critical, as management is required to make subjective and/or complex judgments about matters that are inherently uncertain and could be most subject to revision as new information becomes available.

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

Securities Valuation and Evaluation for Impairment

Management utilizes various inputs to determine the fair value of its investment portfolio. To the extent they exist, unadjusted quoted market prices in active markets (Level 1) or quoted prices for similar assets or models using inputs that are observable, either directly or indirectly (Level 2) are utilized to determine the fair value of each investment in the portfolio. In the absence of observable inputs or if markets are illiquid, valuation techniques are used to determine fair value of any investments that require inputs that are both unobservable and significant to the fair value measurement (Level 3). For Level 3 inputs, valuation techniques are based on various assumptions, including, but not limited to, cash flows, discount rates, adjustments for nonperformance and liquidity, and liquidation values. A significant degree of judgment is involved in valuing investments using Level 3 inputs. The use of different assumptions could have a positive or negative effect on FNCB’s financial condition or results of operations. See Note 3, “Securities” and Note 12, “Fair Value Measurements” of the notes to consolidated financial statements included in Item 1 hereof for additional information about FNCB’s securities valuation techniques.

On a quarterly basis, management evaluates individual investment securities in an unrealized loss position for other than temporary impairment (“OTTI”). The evaluation for OTTI requires the use of various assumptions, including but not limited to, the length of time an investment’s fair value is less than book value, the severity of the investment’s decline, any credit deterioration of the issuer, whether management intends to sell the security, and whether it is more-likely-than-not that FNCB will be required to sell the security prior to recovery of its amortized cost basis. Debt investment securities deemed to have OTTI are written down by the impairment related to the estimated credit loss, and the non-credit related impairment loss is recognized in other comprehensive income. FNCB did not recognize any OTTI charges on investment securities for the three months ended March 31, 2020 and 2019 within the consolidated statements of income.

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

Derivative Instruments and Hedging Activities

The FASB Accounting Standards Codification  815, Derivatives and Hedging, provides the disclosure requirements for derivatives and hedging activities with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how the entity accounts for derivative instruments and related hedged items, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Further, qualitative disclosures are required that explain FNCB’s objectives and strategies for using derivatives, as well as quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.

As required by ASC 815, FNCB records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether FNCB has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge.

In accordance with the FASB’s fair value measurement guidance in ASU 2011-04 Fair Value Measurement (Topic 820): "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS," FNCB made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.

In August 2017, the FASB issued ASU 2017-12 Derivatives and Hedging (Topic 815): "Targeted Improvements to Accounting for Hedging Activities." The purpose of this updated guidance is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. ASU 2017-12 was effective for public business entities for fiscal years beginning after December 15, 2018, with early adoption, including adoption in an interim period, permitted. ASU 2017-12 requires a modified retrospective transition method in which FNCB will recognize the cumulative effect of the change on the opening balance of each affected component of equity in the statement of financial position as of the date of adoption. The adoption of ASU 2017-12 on January 1, 2019 did not have a material effect on the operating results or financial position of FNCB.

Refer to Note 6, “Derivative and Hedging Transactions,” of the notes to consolidated financial statements included in Item 1 hereof for additional information about derivative and hedging transactions.

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

In connection with determining the income tax provision or benefit, management considers maintaining liabilities for uncertain tax positions and tax strategies that it believes contain an element of uncertainty. Periodically, management evaluates each of FNCB’s tax positions and strategies to determine whether a liability for uncertain tax benefits is required. As of March 31, 2020 and December 31, 2019, management determined that FNCB did not have any uncertain tax positions or tax strategies and that no liability was required to be recorded.

Refer to Note 7, “Income Taxes,” of the notes to consolidated financial statements included in Item 1 hereof for additional information about income taxes.

New Authoritative Accounting Guidance and Accounting Guidance to be Adopted in Future Periods

Refer to Note 2, “New Authoritative Accounting Guidance,” of the notes to consolidated financial statements included in Item 1 hereof for information about new authoritative accounting guidance adopted by FNCB during the three months ended March 31, 2020, as well as new accounting guidance issued, but not previously reported, that will be adopted by FNCB in future periods.

Impact of COVID-19 and FNCB's response to the pandemic

In March 2020, the outbreak of the novel Coronavirus Disease 2019 ("COVID-19") was recognized as a pandemic by the World Health Organization. The spread of COVID-19 has created a global public health crisis that has resulted in unprecedented uncertainty, volatility and disruption in financial markets and in governmental, commercial and consumer activity in the United States and globally, including the markets that FNCB serves. Governmental authorities have responded to the pandemic by mandating the closure of locations of non-essential businesses and requiring individuals to observe social distancing and "stay-at-home" restrictions. These governmental restrictions, coupled with fear of contracting the virus, have resulted in a rapid decline in commercial and consumer activity, loss of revenues by businesses, a severe spike in unemployment, material decreases in oil and gas prices and in business valuations, disrupted global supply chains and market volatility. The federal government responded by enacting bipartisan emergency response legislation. Additionally, the Federal Open Market Committee ("FOMC") lowered the federal funds target rate a total of 150 basis points in two emergency actions, 50 basis points on March 3, 2020 and 100 basis points on March 15, 2020, with an expectation that Federal Reserve policy will maintain a low interest rate environment for the foreseeable future.

As a financial institution, FNCB is considered essential and has remained open for business. However, since the beginning of the crisis, management has emphasized the health and safety of FNCB's employees, customers and the community it serves. To address the financial needs of our customers in a safe and consistent manner, our offices remain open for regular business via our drive-thru facilities, Customer Care call center, remote deposit capture capabilities and online and mobile banking applications. Additionally, FNCB provides its customers with a network of surcharge-free ATMs through its relationship with the AllPoint® ATM Network. For customers needing in-person service, FNCB has been offering a by-appointment option while adhering to social distancing mandates. FNCB also quickly adapted and took measures to ensure the safety of our staff by practicing social distancing, eliminating travel and in-person meetings and have provided technology to the majority of our operational staff so they can work remotely. As an additional customer resource, we have included a COVID-19 information page on our website, www.fncb.com/covid19help, that includes general information about FNCB's response to the pandemic, assistance that is available and an information section to help customers avoid virus-related scams.

To provide financial stability for both personal and business customers that are facing unemployment, temporary furloughs and closures, FNCB quickly rolled out a payment deferral program providing for either a three-month interest-only period or full payment deferral for three months. As of April 30, 2020, we assisted 771 customers under our payment deferral program, with the total principal balance of loans modified of $153.7 million. We also developed a special "Personal Relief Loan," an unsecured, 36-month, low interest loan up to $5,000 for individuals financially impacted by COVID-19 due to temporary loss of employment. Additionally, we suspended all repossession and foreclosure activity and have suspended certain deposit service charges related to debit card usage.

As part of the federal emergency response, on March 27, 2020, the Coronavirus Aid, Relief, and Economic Security ("CARES") Act was signed into law. It contains substantial tax and spending provisions intended to address the impact of the COVID-19 pandemic. The CARES Act includes the Paycheck Protection Program ("PPP"), initially a nearly $350 billion program designed to aid small- and medium-sized businesses through federally guaranteed loans distributed through banks. These loans are intended to guarantee eight weeks of payroll and other costs to help those businesses remain viable and allow their workers to pay their bills. By April 16, 2020, the SBA announced funding under the initial allotment had been exhausted. Subsequently, on April 24, 2020, President Trump signed the law replenishing the PPP with approximately $320 billion in new funds.  As an SBA Lender, FNCB Bank is actively participating in PPP loans assisting our small business community in securing this important funding. As of April 30, 2020, FNCB was able to serve 482 small business customers with PPP loans totaling $93.6 million.

FNCB anticipates the COVID-19 pandemic will impact its business in future periods. However, because the impact is contingent upon the duration and severity of the economic downturn, management cannot determine or estimate the magnitude of the impact at this time. The FNCB team will continue to work diligently to address other issues due to the COVID-19 pandemic in a safe and sound manner as they arise. Management believes that the steps taken in 2019 to strengthen our balance sheet and capital position will allow FNCB to withstand the challenges that may be presented.

The following are examples of items which may have a material adverse effect on FNCB's business, among others:

●	Significantly lower market interest rates may have a negative impact on FNCB's loan yields as variable-rate loans and securities indexed to prime and LIBOR will reprice downward;
●	Non-interest income could decrease because of waived service charges and loan fees;
●	Point-of-sale fee income may decline due to a decrease in debit card spending due to the "Stay at Home" requirements;
●	Non-interest expense could increase as a result of additional cleaning costs, supplies, equipment and other items needed to address the effects of COVID-19;
●	Additional loan modifications may occur and borrowers may default on their loans, which may result in additional credit-related provisioning;
●	Sustained contraction in economic activity may result in reduced demand for our products and services; and
●	Continued stock market volatility could cause the price of our common stock to decline further.

Executive Summary

The following overview should be read in conjunction with this MD&A in its entirety.

FNCB recorded consolidated net income of $2.1 million, or $0.10 per basic and diluted common share, for the three months ended March 31, 2020, a decrease of $0.5 million, or 21.7%, compared to $2.6 million, or $0.14 per basic and diluted common share, for the three months ended March 31, 2019. The decline in first quarter 2020 earnings was primarily caused by a $1.3 million increase in the provision for loan and lease losses, which reflected deteriorating economic conditions brought on by the COVID-19 global pandemic. The provision for loan and lease losses was $1.2 million for the three months ended March 31, 2020 compared to a release of reserves of $154 thousand for the same three months of 2019.  The increase in the provision was partially offset by increases in net interest income and non-interest income, coupled with a decline in non-interest expense.

For the three months ended March 31, 2020 and 2019, the annualized return on average assets and return on average equity was 0.69% and 6.06%, respectively, and 0.86% and 9.70%, respectively, for the same periods of 2019. FNCB declared and paid dividends to holders of common stock of $0.055 per share for the three months ended March 31, 2020, an increase of $0.005 per share, or 10.0% compared to $0.05 for the same quarter of 2019.

Total assets increased $44.7 million, or 3.7%, to $1.248 billion at March 31, 2020 from $1.204 billion at December 31, 2019. The change in total assets primarily reflected a $29.8 million, or 10.9%, increase in available-for-sale securities to $302.6 million at March 31, 2020 from $272.8 million at December 31, 2019. Also contributing to the balance sheet expansion was an $11.0 million, or 31.8%, increase in cash and cash equivalents to $45.6 million at March 31, 2020 from $34.6 million at December 31, 2019, and a $5.5 million, or 0.7% increase in loans, net of allowance for loan and lease losses, to $825.0 million at March 31, 2020 from $819.5 million at December 31, 2019. Total deposits were stable at $1.002 billion at March 31, 2020 and  December 31, 2019, while total borrowed funds increased $41.0 million, or 71.7%, to $98.2 million at March 31, 2020 from $57.2 million at December 31, 2019. The increase in borrowed funds reflected an increase in advances through the FHLB of Pittsburgh of $31.0 million, coupled with a $10.0 million advance from the Federal Reserve discount window.

Total shareholders’ equity increased $4.3 million, or 3.2%, to $137.9 million at March 31, 2020 from $133.6 million at December 31, 2019.  Contributing to the increase in capital was net income for the three months ended March 31, 2020 of $2.1 million and a $3.3 million increase in accumulated other comprehensive income related to appreciation in the fair value of FNCB’s available-for-sale securities, net of income taxes. Partially offsetting these increases were dividends declared and paid of $1.1 million for the three months ended March 31, 2020.

Summary of Performance

Net Interest Income

Net interest income, defined as the difference between (i) interest income, interest and fees on interest-earning assets, and (ii) interest expense, interest paid on deposits and borrowed funds, is the primary source of earnings for commercial banks. As such, it is the primary determinant of profitability for FNCB. Net interest income is impacted by variations in the volume, rate and composition of earnings assets and interest-bearing liabilities, changes in general market rates and the level of non-performing assets. Interest income is presented on a fully tax-equivalent basis using the corporate statutory tax rate of 21.0% in 2020 and 2019.

In response to the significant disruption and uncertainty in the economic environment brought on by COVID-19, the FOMC lowered the federal funds 150 basis points in two emergency actions in March 2020. As a result, the target range for federal funds fell to 0.00-0.25% at March 31, 2020 from 1.50%-1.75% at December 31, 2019. The emergency actions by the FOMC in 2020 followed three 25 basis-point actions to lower the federal funds target rate a total of 75 basis points in the second half of 2019.

Net interest income on a tax-equivalent basis increased by $231 thousand, or 2.5%, to $9.3 million for the three-months ended March 31, 2020 from $9.1 million for the same three months of 2019. The increase was mainly attributable to a $696 thousand, or 26.1%, decline in interest expense, which was partially offset by the decline in tax-equivalent interest income of $465 thousand, or 4.0%, comparing the three months ended March 31, 2020 and 2019. The net interest spread increased 21 basis points to 3.16% for the first quarter of 2020 from 2.95% for the same quarter of 2019. Similarly, the tax-equivalent net interest margin widened 21 basis points to 3.35% from 3.14%, respectively, comparing the three-month periods ended March 31, 2020 and 2019.

The decrease in tax-equivalent interest income for the first quarter largely reflected a reduction in average earning assets, coupled with a 1 basis-point decrease in the tax-equivalent yield on earning assets. Earning assets averaged $1.113 billion for the three months ended March 31, 2020, a decrease of $43.9 million, or 3.8% compared to $1.157 billion for the same three months of 2019, contributing $344 thousand, or 74.0%, of the overall decrease in tax-equivalent interest income. Specifically, comparing the first quarter of 2020 and 2019, average loans and investment securities decreased $10.1 million, or 1.2%, and $32.7 million, or 10.8%, respectively, which caused corresponding decreases in tax-equivalent income of $108 thousand and $231 thousand, respectively. Tax-equivalent interest income was also impacted by lower interest rates, as loans yields declined 8 basis points to 4.44% for the three months ended March 31, 2020 from 4.52% for the same three months of 2019, causing a $165 thousand decline in tax-equivalent interest income. Partially offsetting this decrease due to changes in rates, was an increase in the tax-equivalent yield on the investment securities portfolio, which increased 10 basis points to 2.95% for the three-month period ended March 31, 2020 from 2.85% for the comparative period 2019, resulting in a corresponding increase in tax-equivalent interest income of $64 thousand.

The $696 thousand decrease in first quarter interest expense was primarily caused by decreases in funding costs due to lower market rates and lower average volumes of interest-bearing liabilities.  FNCB's total cost of funds decreased 22 basis points to 0.89% for the first quarter of 2020 from 1.11% for the same quarter of 2019, resulting in a decrease to interest expense of $404 thousand. Specifically, comparing the first quarters of 2020 and 2019, the cost of interest-bearing deposits decreased 18 basis points, while the cost of borrowed funds declined 92 basis points, resulting in corresponding decreases to interest expense of $262 thousand and $142 thousand, respectively. For the three months ended March 31, 2020, interest-bearing liabilities averaged $883.1 million, a decrease of $78.9 million, or 8.2%, from $961.9 million for the same three month period of 2019, which resulted in a decrease in interest expense on a tax-equivalent basis of $292 thousand. The reduction in interest-bearing liabilities comparing the three months ended March 31, 2020 and 2019 was entirely related to an $85.5 million, or 30.1%, decrease in average time deposits, which largely reflected FNCB's decreased utilization of brokered deposits. Volumes of interest-bearing demand deposits and savings deposits increased modestly, by $1.1 million and $2.1 million, respectively, comparing the first quarters of 2020 and 2019. Partially offsetting the net reduction in average interest-bearing deposits, was a $3.4 million, or 5.9%, increase in average borrowed funds to $61.8 million for the three months ended March 31, 2020, compared to $58.4 million for the same period in 2019, resulting in an increase in interest expense of $24 thousand.

Net interest income depends upon the relative amount of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them. The following tables present certain information about FNCB’s consolidated statements of financial condition and consolidated statements of income for the three month period ended March 31, 2020 and 2019, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are calculated by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include amortization of fees which are considered adjustments to yields.

	Three Months Ended
	March 31, 2020			March 31, 2019
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Assets
Earning assets (2)(3)
Loans-taxable (4)	$780,855	$8,693	4.45%	$784,359	$8,940	4.56%
Loans-tax free (4)	52,615	565	4.29%	59,220	591	3.99%
Total loans (1)(2)	833,470	9,258	4.44%	843,579	9,531	4.52%
Securities-taxable	263,697	1,927	2.92%	299,498	2,119	2.83%
Securities-tax free	7,698	72	3.74%	4,638	47	4.05%
Total securities (1)(5)	271,395	1,999	2.95%	304,136	2,166	2.85%
Interest-bearing deposits in other banks	8,396	21	1.00%	9,495	46	1.94%
Total earning assets	1,113,261	11,278	4.05%	1,157,210	11,743	4.06%
Non-earning assets	99,354			91,544
Allowance for loan and lease losses	(8,967)			(9,676)
Total assets	$1,203,648			$1,239,078

Liabilities and Shareholders' Equity
Interest-bearing liabilities
Interest-bearing demand deposits	$528,802	930	0.70%	$527,722	1,031	0.78%
Savings deposits	93,989	28	0.12%	91,846	32	0.14%
Time deposits	198,425	702	1.42%	283,974	1,175	1.66%
Total interest-bearing deposits	821,216	1,660	0.81%	903,542	2,238	0.99%
Borrowed funds and other interest-bearing liabilities	61,843	307	1.99%	58,402	425	2.91%
Total interest-bearing liabilities	883,059	1,967	0.89%	961,944	2,663	1.11%
Demand deposits	172,132			155,122
Other liabilities	11,636			11,801
Shareholders' equity	136,821			110,211
Total liabilities and shareholder's equity	$1,203,648			$1,239,078

Net interest income/interest rate spread (6)		9,311	3.16%		9,080	2.95%
Tax equivalent adjustment		(134)			(134)
Net interest income as reported		$9,177			$8,946

Net interest margin (7)			3.35%			3.14%

(1)	Interest income is presented on a tax equivalent basis using a 21% rate.
(2)	Loans are stated net of unearned income.
(3)	Non-accrual loans are included in loans within earning assets.
(4)	Loan fees included in interest income are not significant.
(5)	The yields for securities that are classified as available for sale is based on the average historical amortized cost.
(6)	Interest rate spread represents the difference between the average yield on interest earning assets and the cost of interest bearing liabilities and is presented on a tax equivalent basis.
(7)	Net interest income as a percentage of total average interest earning assets.

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

	Three Months Ended March 31,
	2020 vs. 2019
	Increase (Decrease)
	Due to	Due to	Total
(in thousands)	Volume	Rate	Change
Interest income:
Loans - taxable	$(40)	$(207)	$(247)
Loans - tax free	(68)	42	(26)
Total loans	(108)	(165)	(273)
Securities - taxable	(260)	68	(192)
Securities - tax free	29	(4)	25
Total securities	(231)	64	(167)
Interest-bearing deposits in other banks	(5)	(20)	(25)
Total interest income	(344)	(121)	(465)

Interest expense:
Interest-bearing demand deposits	2	(103)	(101)
Savings deposits	1	(5)	(4)
Time deposits	(319)	(154)	(473)
Total interest-bearing deposits	(316)	(262)	(578)
Borrowed funds and other interest-bearing liabilities	24	(142)	(118)
Total interest expense	(292)	(404)	(696)
Net interest income	$(52)	$283	$231

Provision for Loan and Lease Losses

Management closely monitors the loan portfolio and the adequacy of the ALLL by considering the underlying financial performance of the borrower, collateral values and associated credit risks. Future material adjustments may be necessary to the provision for loan and lease losses and the ALLL if economic conditions or loan performance differ substantially from the assumptions management considered in its evaluation of the ALLL. The provision for loan and lease losses is an expense charged against net interest income to provide for probable losses attributable to uncollectible loans and is based on management’s analysis of the adequacy of the ALLL. A releases of reserves, resulting in a credit for loan and lease losses, reflects the reversal of amounts previously charged to the ALLL.

FNCB recorded a provision for loan and lease losses of $1.2 million for the three-month period ended March 31, 2020, an increase of $1.3 million, compared to a release of reserves of $154 thousand for the three months ended March 31, 2019. The increase in the credit provisioning was primarily related to management's assessment of increased credit risk related to economic disruption and uncertainty caused by the COVID-19 pandemic.

Non-interest Income

Non-interest income increased $179 thousand, or 11.8%, to $1.7  million for the three months ended March 31, 2020 from $1.5 million for the same three months of 2019. Higher deposit service charges and an increase in net gains on the sale of mortgages held for sale, were the predominant factors leading to the increase in non-interest income comparing the three months ended March 31, 2020 and 2019. Deposit service charges increased $140 thousand, or 20.4%, to $825 thousand at March 31, 2020, from $685 thousand at March 31, 2019. In the second half of 2019, FNCB engaged an independent third party to conduct a comprehensive evaluation of FNCB's non-interest income and fee structure to identify opportunities for enhancement. Recommendations to the fee structure arising from this assessment were fully implemented prior to the beginning of 2020, which drove the increase in deposit service charges. FNCB realized net gains on the sale of mortgage loans of $96 thousand for the three months ended March 31, 2020, a $40 thousand or 71.4% increase compared to $56 thousand in net gains realized for the same three-month period of 2019. These increases were slightly offset by an $11 thousand decrease in net gains on the sale of available-for-sale debt securities to $149 thousand for the first quarter of 2020, compared to net gains of $160 thousand for the same quarter of 2019. Additionally, loan-related fees declined $23 thousand, or 29.1%, to $56 thousand from $79 thousand comparing the first quarter of 2020 and 2019.

Non-interest Expense

Non-interest expense decreased $220 thousand, or 3.0%, to $7.2 million for the three months ended March 31, 2020 from $7.4 million at March 31, 2019. The decrease primarily reflected decreases in professional fees, regulatory assessments and data processing costs, partially offset by increases in equipment expense. Comparing the first quarters of 2020 and 2019, professional fees decreased $144 thousand, or 43.4%, regulatory assessments decreased $109 thousand, or 64.9%, and data processing costs decreased $56 thousand, or 7.2%. The reduction in professional fees and data processing costs reflected more efficient utilization of third-party services, while the decrease in regulatory assessments was primarily due to the reversal of the fourth quarter 2019 assessment accrual following receipt of the small bank assessment credit. These expense reductions were partially offset by an increase in equipment expense of $64 thousand, or 20.8%, to $371 thousand for the three months ended March 31, 2020 from $307 thousand for the same period in 2019, reflecting higher amounts of depreciation expense on furniture and equipment for the two new offices opened in mid-2019. Salaries and employees benefits remained constant at $3.9 million, comparing the first quarters of 2020 to 2019.

Provision for Income Taxes

FNCB recorded income tax expense of $452 thousand for the three months ended March 31, 2020, a decrease of $103 thousand, or 18.6%, compared to income tax expense of $555 thousand for the same period of 2019. The decrease in income tax expense primarily reflected a decrease in pre-tax net income of $675 thousand, or 21.2%, when comparing the three months ended March 31, 2020 and 2019.

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

Management performed an evaluation of FNCB’s deferred tax assets at March 31, 2020 taking into consideration both positive and negative evidence that existed as of that date. Based on this evaluation, management believes that FNCB’s future taxable income will be sufficient to utilize deferred tax assets. Accordingly, management concluded that no valuation allowance for deferred tax assets was required at March 31, 2020.

FINANCIAL CONDITION

Assets

Total assets increased $44.7 million, or 3.7%, to $1.248 billion at March 31, 2020 from $1.204 billion at December 31, 2019. The change in total assets primarily reflected increases in available-for-sale debt securities, net loans and cash and cash equivalents. Available-for-sale debt securities increased  $29.8 million, or 10.9%, to $302.6 million at March 31, 2020 from $272.8 million at December 31, 2019 as security purchases outpaced sales and repayments. Net loans increased $5.5 million, or 0.6%, to $825.0 million at March 31, 2020 from $819.5 million at December 31, 2019, which primarily reflected the growth in commercial real estate loans and commercial and industrial loans. Total deposits remained stable at $1.002 billion at March 31, 2020 and December 31, 2019. Meanwhile, borrowed funds increased $41.0 million, or 71.7%, to $98.2 million at March 31, 2020 as compared to $57.2 million at December 31, 2019.

Cash and Cash Equivalents

Cash and cash equivalents increased $11.0 million, or 31.8%, to $45.6 million at March 31, 2020 from $34.6 million at December 31, 2019. The increase was primarily due to proceeds received from borrowed funds and cash generated from operations, partially offset by increases in available-for-sale debt securities and gross loans. FNCB paid dividends of $0.055 per share for the three months ended March 31, 2020 and 2019 an increase of 10.0% compared to dividends of $0.05 per share paid in the first quarter of 2019.

Securities

FNCB’s investment securities portfolio provides a source of liquidity needed to meet expected loan demand and interest income to increase profitability. Additionally, the investment securities portfolio is used to meet pledging requirements to secure public deposits and for other purposes. Debt securities are classified as either held-to-maturity or available-for-sale at the time of purchase based on management's intent. Held-to-maturity securities are carried at amortized cost, while available-for-sale securities are carried at fair value, with unrealized holding gains and losses reported as a component of shareholders’ equity in accumulated other comprehensive income (loss), net of tax. At March 31, 2020 and December 31, 2019, all debt securities were classified as available-for-sale. Equity securities with readily determinable fair values are carried at fair value, with gains and losses due to fluctuations in market value included in the consolidated statements of income. Securities with limited marketability and/or restrictions, such as FHLB of Pittsburgh stock, are carried at cost. Management monitors the investment portfolio regularly. Decisions to purchase or sell investment securities are based upon management’s current assessment of long- and short-term economic and financial conditions, including the interest rate environment and asset/liability management, liquidity and tax-planning strategies.

At March 31, 2020, the investment portfolio was comprised principally of fixed-rate and floating-rate securities issued by U.S. government or U.S. government-sponsored agencies, which include mortgage-backed securities and residential and commercial collateralized mortgage obligations (“CMOs”), fixed-rate taxable obligations of state and political subdivision, private CMOs and corporate debt securities. Except for U.S. government and government-sponsored agencies, there were no securities of any individual issuer that exceeded 10.0% of shareholders’ equity at March 31, 2020.

The following table presents the carrying value of debt securities, all of which were classified as available-for-sale and carried at fair value at March 31, 2020 and December 31, 2019:

Composition of the Investment Portfolio

	March 31,	December 31,
(in thousands)	2020	2019
Available-for-sale debt securities
Obligations of state and political subdivisions	$149,798	$117,763
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	79,211	80,294
Collateralized mortgage obligations - commercial	13,989	17,723
Mortgage-backed securities	18,793	18,485
Private collateralized mortgage obligations	23,765	25,075
Corporate debt securities	9,584	7,182
Asset-backed securities	6,802	5,621
Negotiable certificates of deposit	696	696
Total available-for-sale debt securities	$302,638	$272,839

During the three months ended March 31, 2020, FNCB sold four available-for-sale debt securities which included two taxable obligations of state and political subdivisions and two U.S. government/government-sponsored agency mortgage-backed CMOs. The securities sold had an aggregate amortized cost of $7.8 million with a weighted-average yield of 2.45%. For the first quarter of 2020, gross proceeds received totaled $8.0 million, with a net gain of $149 thousand realized upon the sales and included in non-interest income. For the three months ended March 31, 2020, purchases of available-for-sale debt securities totaled $37.7 million with a weighted-average yield of 2.94%, including twelve tax-exempt obligations of state and political subdivisions, two taxable obligations of state and political subdivisions, two private asset-backed securities and one corporate debt security. Due to tax planning strategies designed to utilize NOL carryovers, management previously minimized holdings of tax-exempt obligations. However, market volatility in the first quarter resulted in a favorable shift in yields on tax-exempt bonds, which was a driving factor leading to the purchase of the tax-exempt bonds.

The following table presents the maturities of available-for-sale debt securities, based on carrying value at March 31, 2020 and the weighted average yields of such securities calculated on the basis of the amortized cost and effective yields weighted for the scheduled maturity of each security. The yields on tax-exempt obligations of state and political subdivisions are presented on a tax-equivalent basis using the federal corporate income tax rate of 21.0%. Because residential, commercial and private collateralized mortgage obligations, mortgage-backed securities and asset-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following summary.

Maturity Distribution of the Investment Portfolio

	March 31, 2020
(dollars in thousands)	Within One Year	>1 - 5 Years	6 - 10 Years	Over 10 Years	Collateralized Mortgage Obligations, Mortgage-Backed and Asset-Backed Securities	Total
Available-for-sale debt securities
Obligations of state and political subdivisions	$1,505	$54,991	$38,959	$54,343	$-	$149,798
Yield	2.30%	2.85%	2.93%	3.22%		3.00%
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	-	-	-	-	79,211	79,211
Yield					2.62%	2.62%
Collateralized mortgage obligations - commercial	-	-	-	-	13,989	13,989
Yield					2.49%	2.49%
Mortgage-backed securities	-	-	-	-	18,793	18,793
Yield					3.06%	3.06%
Private collateralized mortgage obligations	-	-	-	-	23,765	23,765
Yield					2.73%	2.73%
Corporate debt securities	-	-	9,584	-	-	9,584
Yield			5.59%			5.59%
Asset-backed securities	-	-	-	-	6,802	6,802
Yield					1.92%	1.92%
Negotiable certificates of deposit	696	-	-	-	-	696
Yield	2.31%					2.31%
Total available-for-sale debt securities	$2,201	$54,991	$48,543	$54,343	$142,560	$302,638
Weighted average yield	2.30%	2.85%	3.46%	3.22%	2.65%	2.92%

OTTI Evaluation

There was no OTTI recognized during the three months ended March 31, 2020 or 2019. For additional information regarding management’s evaluation of securities for OTTI, see Note 3, “Securities” of the notes to consolidated financial statements included in Item 1 hereof.

The following table presents the investment in FNCB’s restricted securities, which have limited marketability and are carried at cost, at March 31, 2020 and December 31, 2019:

	March 31,	December 31,
(in thousands)	2020	2019
Stock in Federal Home Loan Bank of Pittsburgh	$4,214	$3,794
Stock in Atlantic Community Banker's Bank	10	10
Total restricted securities, at cost	$4,224	$3,804

Management noted no indicators of impairment for the Federal Home Loan Bank of Pittsburgh or Atlantic Community Banker’s Bank stock at March 31, 2020 and December 31, 2019.

FNCB owns 201,000 shares of the common stock of a privately-held bank holding company. The common stock was purchased during 2017 for $8.25 per share, or $1.7 million in aggregate, as part of a private placement pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended for offerings not involving any public offering.  The common stock of such bank holding company is not currently traded on any established market and is not expected to be traded in the near future on any securities exchange or established over-the-counter market. The $1.7 million investment is included in other assets in the consolidated statements of financial condition at March 31, 2020 and December 31, 2019. FNCB has elected to account for this transaction as an investment in an equity security without a readily determinable fair value. Under GAAP, an equity security without a readily determinable fair value shall be written down to its fair value if a qualitative assessment indicates that the investment is impaired and the fair value of the investment is less than its carrying value.

On December 18, 2019, management became aware that this privately held bank holding company had entered into an Agreement and Plan Merger ("Merger Agreement") with a publicly traded bank holding company. Pursuant to the Merger Agreement, this privately held bank holding company will merge with and into the publicly traded bank holding company with that company surviving the merger ("surviving company"). At the effective time of the merger, anticipated to be sometime in the third quarter of 2020, each share of the privately held bank holding company's common stock issued and outstanding prior to the effective time of merger will be converted into the right to receive 0.6212 shares of common stock of the surviving company or $16.50 in cash, at the election of holder; provided, however, individual shareholder elections of consideration will be prorated as necessary to ensure that, in aggregate, 25% of the privately held bank holding company's stock will be converted into the cash consideration with the remaining 75% converted into stock consideration.  Based on this event, management determined that no adjustment for impairment was required at March 31, 2020.

Loans

Total loans, gross, increased $6.9 million, or 0.8%, to $833.2 million at March 31, 2020 from $826.3 million at December 31, 2019, as FNCB experienced moderate growth in commercial and industrial loans and state and political subdivision loans, however this growth was offset by reductions in consumer loans, construction, land acquisition and development loans and commercial real estate loans.

Historically, commercial lending activities represent a significant portion of FNCB’s loan portfolio. Commercial lending includes commercial and industrial loans, commercial real estate loans and construction, land acquisition and development loans, and represented 57.9% and 57.3% of total loans, respectively, at March 31, 2020 and December 31, 2019.

From a collateral standpoint, a majority of FNCB’s loan portfolio consists of loans secured by real estate. Real estate secured loans, which include commercial real estate, construction, land acquisition and development, residential real estate loans and home equity lines of credit (“HELOCs”), decreased $4.3 million, or 0.8%, to $509.4 million at March 31, 2020 from $513.7 million at December 31, 2019. The decrease was concentrated in construction, land acquisition and development loans and commercial real estate loans. Real estate secured loans represented 61.1% and 62.2% of total loans at March 31, 2020 and December 31, 2019, respectively.

Commercial real estate loans decreased $1.7 million, or 0.6%, to $276.7 million at March 31, 2020 from $278.4 million at December 31, 2019. Commercial real estate loans include long-term commercial mortgage financing and are primarily secured by first or second lien mortgages. Commercial and industrial loans, which consist primarily of equipment loans, working capital financing, revolving lines of credit and loans secured by cash and marketable securities, increased $14.1 million, or 9.5%, to $161.7 million at March 31, 2020 from $147.6 million at December 31, 2019. Construction, land acquisition and development loans decreased $3.6 million, or 7.5%, to $43.9 million at March 31, 2020 from $47.5 million at December 31, 2019.

Residential real estate loans totaled $171.8 million at March 31, 2020, an increase of $1.1 million, or 0.6%, from $170.7 million at December 31, 2019. The components of residential real estate loans include fixed-rate and variable-rate, amortizing mortgage loans. HELOCs are not included in this category but are included in consumer loans. FNCB primarily underwrites fixed-rate residential mortgage loans for sale in the secondary market to reduce interest rate risk and provide funding for additional loans. Additionally, FNCB offers its proprietary “WOW” mortgage product, which is a non-saleable mortgage with maturity terms of 7.5 to 19.5 years that provides customers with an attractive fixed interest rate, low closing costs and a guaranteed 30-day close.

Consumer loans, which are primarily comprised of indirect automobile loans and HELOCs, decreased by $9.0 million, or 6.5%, to $129.2 million at March 31, 2020 from $138.2 million at December 31, 2019. The majority of this decrease was concentrated within the indirect auto loan portfolio, as FNCB did not aggressively compete for these loans. Loans to state and political subdivisions increased $6.0 million, or 13.8%, to $49.9 million at March 31, 2020 from $43.9 million at December 31, 2019.

The following table presents loans receivable, net by major category at March 31, 2020 and December 31, 2019:

Loan Portfolio Detail

	March 31,	December 31,
(in thousands)	2020	2019
Residential real estate	$171,764	$170,723
Commercial real estate	276,662	278,379
Construction, land acquisition and development	43,929	47,484
Commercial and industrial	161,654	147,623
Consumer	129,192	138,239
State and political subdivisions	49,953	43,908
Total loans, gross	833,154	826,356
Unearned income	(51)	(69)
Net deferred loan costs	1,832	2,192
Allowance for loan and lease losses	(9,907)	(8,950)
Loans, net	$825,028	$819,529

Under industry regulations, a concentration is considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. Typically, industry guidelines require disclosure of concentrations of loans exceeding 10.0% of total loans outstanding. FNCB had no such concentrations at March 31, 2020 or December 31, 2019. In addition to industry guidelines, FNCB’s internal policy considers a concentration to exist in its loan portfolio if an aggregate loan balance outstanding to borrowers within a specific industry exceeds 25.0% of capital. However, management regularly reviews loans by all industry categories to determine if a potential concentration exists.

The following table presents industry concentrations within FNCB’s loan portfolio at March 31, 2020 and December 31, 2019:

Loan Concentrations

	March 31, 2020		December 31, 2019
(in thousands)	Amount	% of Gross Loans	Amount	% of Gross Loans
Retail space/shopping centers	$45,675	5.48%	$43,865	5.31%
1-4 family residential investment properties	39,769	4.77%	38,122	4.61%

As the fallout of the COVID-19 pandemic continues to impact the national, regional and local economies, management continues to proactively monitor the loan portfolio to identify potential weaknesses that may develop.  Specifically, management has identified and is monitoring exposures to borrowers and industries that may be impacted more immediately and acutely than others. In many instances, management has directly reached out to specific borrowers to provide guidance and assistance as appropriate. On a portfolio level, management continues to monitor aggregate exposures to highly sensitive segments such as hotels and hospitality for changes in asset quality and payment performance, and even liquidity levels. Additionally, management is monitoring unfunded commitments such as lines of credit and overdraft protection to determine liquidity and funding issues that may arise with our customers.

Asset Quality

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at the amount of unpaid principal, net of unearned interest, deferred loan fees and costs, and reduced by the ALLL. The ALLL is established through a provision for loan and lease losses charged to earnings.

FNCB has established and consistently applies loan policies and procedures designed to foster sound underwriting and credit monitoring practices. Credit risk is managed through the efforts of the Chief Lending Officer and loan officers, the Chief Credit Officer, the loan review function, and the Credit Risk Management, ALLL, Officers Loan and Directors Loan Committees, as well as through oversight of the Board of Directors. Management continually evaluates its credit risk management practices to ensure it is reacting to problems in the loan portfolio in a timely manner, although, as is the case with any financial institution, a certain degree of credit risk is dependent in part on local and general economic conditions that are beyond management’s control.

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

The following table presents information about non-performing assets and accruing TDRs at March 31, 2020 and December 31, 2019:

Non-performing Assets and Accruing TDRs

	March 31,	December 31,
(dollars in thousands)	2020	2019
Non-accrual loans	$8,576	$9,084
Loans past due 90 days or more and still accruing	-	-
Total non-performing loans	8,576	9,084
Other real estate owned	85	289
Other non-performing assets	1,900	1,900
Total non-performing assets	$10,561	$11,273

Accruing TDRs	$7,729	$7,745
Non-performing loans as a percentage of gross loans	1.03%	1.10%

Total non-performing assets decreased $712 thousand, or 6.3%, to $10.6 million at March 31, 2020 from $11.3 million at December 31, 2019. The decrease was attributable to a decrease in non-accrual loans and a decrease in OREO. FNCB’s ratio of non-performing loans to total gross loans decreased to 1.03% at March 31, 2020 from 1.10% at December 31, 2019. FNCB’s ratio of non-performing assets as a percentage of shareholders’ equity improved to 7.7% at March 31, 2020 from 8.4% at December 31, 2019, due to primarily to an increase in FNCB's capital position, coupled with the reduction in non-performing assets. Management actively manages problem credits through workout efforts focused on developing strategies to resolve borrower difficulties through liquidation of collateral and other appropriate means. Additionally, management continues to monitor non-accrual loans, delinquency trends and economic conditions within FNCB’s market area on an on-going basis in order to proactively address any collection-related issues and mitigate any potential losses.

Other non-performing assets at March 31, 2020 and December 31, 2019 was comprised solely of a classified account receivable secured by an evergreen letter of credit in the amount of $1.9 million, received in 2011 as part of a settlement agreement for a large construction, land acquisition and development loan for a residential development project in the Pocono region of Monroe County, Pennsylvania. The agreement provides for payment to FNCB as real estate building lots are sold. The project was stalled due to a decline in real estate values in this area following the financial crisis of 2008. In 2016, management classified this receivable as substandard due to the length of holding time. Management continues to monitor this project closely. In 2019, economic development in this market area started to improve and management had confirmed that the developer for this project had resumed construction activity, including the completion of substantial infrastructure, and had increased marketing and sales initiatives related to the project. However, given the current economic disruption and uncertainty related to the COVID-19 pandemic, it is difficult to predict if construction activity for this project will continue. As of March 31, 2020, no single-unit lots have been sold.

There were no loans modified as TDRs during the three months ended March 31, 2020 and 2019. There were no TDRs modified within the previous 12 months that defaulted during the three months ended March 31, 2020 and 2019. TDRs at March 31, 2020 and December 31, 2019 were $9.0 million and $9.1 million, respectively. Accruing and non-accruing TDRs were $7.7 million and $1.3 million, respectively at March 31, 2020 and $7.7 million and $1.4 million, respectively at December 31, 2019. FNCB was not committed to lend additional funds to any loan classified as a TDR at March 31, 2020.

Modifications Related to COVID-19

In late March 2020, the federal banking regulators issued guidance that modifications made to a borrower affected by the COVID-19 pandemic and governmental shutdown orders does not need to be identified as a TDR if the loan was current at the time a modification plan was implemented. Section 4013 of the CARES Act also addressed COVID-19-related modifications and specified that such modifications made on loans that were current as of December 31, 2019 are not TDRs. As of March 31, 2020, FNCB has applied this guidance and made 266 such modifications with principal balances totaling $88.0 million. More of these types of modifications are likely to be executed in the second quarter of 2020 and FNCB will continue to follow the guidance issued by the banking regulators in making any TDR determinations.

The average balance of impaired loans was $15.2 million and $13.0 million, respectively, for the three months ended March 31, 2020 and 2019.  FNCB recognized $91 thousand and $104 thousand of interest income on impaired loans for the three monhs ended March 31, 2020 and 2019, respectively.

The following table presents the changes in non-performing loans for the three months ended March 31, 2020 and 2019. Loan foreclosures represent recorded investment at time of foreclosure not including the effect of any guarantees. There were no loans foreclosed upon during the three months ended March 31, 2020 and 2019.

Changes in Non-Performing Loans

	Three Months Ended March 31,
(in thousands)	2020	2019
Balance, beginning of period	$9,084	$4,696
Loans newly placed on non-accrual	719	2,278
Loans returned to performing status	(48)	(23)
Loan foreclosures	-	-
Loans charged-off	(314)	(447)
Loan payments received	(865)	(329)
Balance, end of period	$8,576	$6,175

The additional interest income that would have been earned on non-accrual and restructured loans had the loans been performing in accordance with their original terms for the three months ended March 31, 2020 approximated $111 thousand and $82 thousand for the three months ended March 31, 2019.

The following table presents accruing loan delinquencies and non-accrual loans as a percentage of gross loans at March 31, 2020 and December 31, 2019:

Loan Delinquencies and Non-Accrual Loans

	March 31,	December 31,
	2020	2019
Accruing:
30-59 days	0.30%	0.26%
60-89 days	0.08%	0.10%
90+ days	0.00%	0.00%
Non-accrual	1.03%	1.10%
Total delinquencies	1.41%	1.46%

Total delinquencies as a percent of gross loans were 1.41% at March 31, 2020 compared to 1.46% at December 31, 2019 The decrease in total delinquent loans was primarily due to a decrease in non-accrual loans of $0.5 million, coupled with a decrease in accruing loans past due 60-89 days.

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

The ALLL equaled $9.9 million at March 31, 2020, an increase of $1.0 million , or 10.7%, from $8.9 million at December 31, 2019. The increase resulted from $1.2 million in provisions for loan and lease losses for the three months ended March 31, 2020, which was partially offset by $0.2 million in net charge-offs for the same time period. The increase in the ALLL was was primarily related to economic disruption and uncertainty caused by the COVID-19 pandemic, as management adjusted the qualitative factors for the potential effect of economic and employment uncertainty and disruption due to the global pandemic into its evaluation.

The ALLL consists of both specific and general components. The component of the ALLL that is related to impaired loans that are individually evaluated for impairment, the guidance for which is provided by ASC 310 “Impairment of a Loan” (“ASC 310”), was $423 thousand, or 4.3%, of the total ALLL at March 31, 2020, compared to $473 thousand, or 5.3%, of the total ALLL at December 31, 2019. A general allocation of $9.4 million was calculated for loans analyzed collectively under ASC 450 “Contingencies” (“ASC 450”), which represented 95.7% of the total ALLL of $9.9 million. Comparatively, at December 31, 2019, the general allocation for loans collectively analyzed for impairment amounted to $8.5 million, or 94.7%, of the total ALLL. Included in the general component of the ALLL at March 31, 2020 and December 31, 2019 were unallocated reserves of $472 thousand and $426 thousand, respectively. Based on its evaluations, management may establish an unallocated component to cover any inherent losses that exist as of the evaluation date, but which may not have been identified under the methodology. Because the effect of the COVID-19 pandemic on FNCB's asset quality cannot be determined at this time, management believes the increase in unallocated reserves is reasonable at March 31, 2020. The ratio of the ALLL to total loans at March 31, 2020 and December 31, 2019 was 1.19% and 1.08%, respectively, based on loans, net of net deferred loan costs and unearned income of $834.9 million and $828.5 million, respectively.

The following table presents an allocation of the ALLL by major loan category and percent of loans in each category to total loans at March 31, 2020 and December 31, 2019:

Allocation of the ALLL

	March 31, 2020		December 31, 2019
		Percentage		Percentage
		of Loans		of Loans
		in Each		in Each
		Category		Category
	Allowance	to Total	Allowance	to Total
(dollars in thousands)	Amount	Loans	Amount	Loans
Residential real estate	$1,307	20.62%	$1,147	19.74%
Commercial real estate	3,557	33.21%	3,198	31.46%
Construction, land acquisition and development	283	5.27%	271	2.49%
Commercial and industrial	2,304	19.40%	1,997	18.07%
Consumer	1,714	15.50%	1,658	21.17%
State and political subdivision	270	6.00%	253	7.07%
Unallocated	472	0.00%	426	0.00%
Total	$9,907	100.00%	$8,950	100.00%

The following table presents an analysis of the ALLL by loan category for the three months ended March 31, 2020 and 2019:

Reconciliation of the ALLL

	For the Three Months Ended March 31,
(dollars in thousands)	2020	2019
Balance at beginning of period	$8,950	$9,519
Charge-offs:
Residential real estate	-	-
Commercial real estate	55	-
Construction, land acquisition and development	-	-
Commercial and industrial	35	139
Consumer	238	315
State and political subdivisions	-	-
Total charge-offs	328	454
Recoveries of charged-off loans:
Residential real estate	1	4
Commercial real estate	-	-
Construction, land acquisition and development	-	81
Commercial and industrial	59	84
Consumer	74	173
State and political subdivisions	-	-
Total recoveries	134	342
Net charge-offs	194	112
Provision (credit) for loan and lease losses	1,151	(154)
Balance at end of period	$9,907	$9,253

Net charge-offs as a percentage of average loans	0.02%	0.01%

Allowance for loan and lease losses as a percentage of gross loans outstanding at period end	1.19%	1.10%

Other Real Estate Owned

There was one piece of commercial land with a carrying value of $85 thousand held in OREO at March 31, 2020. There were two properties with an aggregate carrying value of $289 thousand at December 31, 2019, including the piece of commercial land and a single family residential real estate property with carrying values of $85 thousand and $204 thousand, respectively. The residential real estate property was sold during the three months ended March 31, 2020. The property sold was collateral supporting an investor-owned residential mortgage loan. The agreement with the investor requires FNCB to take title to the property upon foreclosure and FNCB is responsible for the property liquidation on behalf of the investor after foreclosure. FNCB did not realize any gain or loss upon the sale. There were no properties foreclosed upon during the three months ended March 31, 2020 and 2019.

The expenses related to maintaining OREO, not including adjustments to property values subsequent to foreclosure, and net of any income from operation of the properties, amounted to $55 thousand and $51 thousand for the three months ended March 31, 2020 and 2019, respectively.

FNCB actively markets OREO properties for sale through a variety of channels including internal marketing and the use of outside brokers/realtors. The carrying value of OREO is generally calculated at an amount not greater than 90% of the most recent fair market appraised value unless specific conditions warrant an exception. A 10% factor is generally used to estimate costs to sell, which is based on typical cost factors, such as 6% broker commission, 1% transfer taxes, and 3% various other miscellaneous costs associated with the sales process. This fair value is updated on an annual basis or more frequently if new valuation information is available. Deterioration in the real estate market could result in additional losses on these properties. There were no valuation adjustments recorded on OREO properties during the three months ended March 31, 2020 and 2019.

Liabilities

Total liabilities, which consist primarily of total deposits and borrowed funds, were $1.110 billion at March 31, 2020, an increase of $40.4 million, or 3.8%, from $1.070 billion at December 31, 2019. The increase was primarily attributable to an increase in borrowed funds. Borrowed funds increased $41.0 million, or 71.7%, to $98.2 million at March 31, 2020 from $57.2 million at December 31, 2019. The increase included a $10 million 28-day advance through the Federal Reserve discount window. Due to market volatility and economic uncertainty related to the COVID-19 pandemic, the Federal Reserve Bank encouraged banks to access this inexpensive source of funding. FNCB repaid the discount window borrowing in full in April, 2020. Additionally, overnight advances through FHLB of Pittsburgh increased $21.0 million to $35.1 million at March 31, 2020 from $14.1 million at December 31, 2019, and FHLB of Pittsburgh term advances increased $10.0 million to $42.8 million at March 31, 2020 from $32.8 million at December 31, 2019. The $10.0 million term advance was part of a single interest rate swap transaction. FNCB took out a 3-month fixed-rate advance through the FHLB of Pittsburgh and simultaneously purchased a 2-year, 3-month LIBOR swap through a counter-party. Total deposits were relatively stable at $1.002 billion at March 31, 2020 and December 31, 2019. Management regularly monitors wholesale funding sources taking into consideration the cost of funds, diversification between funding sources and asset/liability management strategies. FNCB utilizes brokered deposits, including one-way purchases through the Promontory Interfinancial Network, deposits acquired through a national listing service, as well as overnight and term advances through the FHLB of Pittsburgh as wholesale sources of funds to supplement its deposit gathering initiatives.

Equity

Total shareholders’ equity increased $4.3 million, or 3.2%, to $137.9 million at March 31, 2020 from $133.6 million at December 31, 2019. The improvement in capital resulted primarily from net income for the three months ended March 31, 2020 of $2.1 million and a $3.3 million increase in accumulated other comprehensive income related primarily to appreciation in the fair value of available-for-sale debt securities, net of deferred taxes. These improvements were partially offset by dividends declared and paid for the three months ended March 31, 2020 of $1.1 million. Book value per common share was $6.84 at March 31, 2020, an increase of $0.22, or 3.3%, compared to $6.62 at December 31, 2019.

FNCB Bank's total regulatory capital increased $8.6 million to $142.0 million at March 31, 2020 from $133.4 million at December 31, 2019. The Bank's total risk-based capital and Tier 1 leverage ratios improved to 15.44% and 11.09%, respectively at March 31, 2020 from 14.77% and 10.36%, respectively, at December 31, 2019. The Bank's risk-based capital ratios exceeded the minimum regulatory capital ratios required for well capitalized under prompt corrective action regulations. Based on the most recent notification from its primary regulator, the Bank was considered well capitalized at March 31, 2020 and December 31, 2019. There were no conditions or events since that notification that management believes would have changed this capital designation.

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

In light of the COVID-19 pandemic, management believes FNCB's current liquidity position and available sources of liquidity were sufficient to meet it's cash flow needs and fulfill its obligations at March 31, 2020.

The statements of cash flows present the change in cash and cash equivalents from operating, investing and financing activities. Cash and due from banks and interest-bearing deposits in other banks, which comprise cash and cash equivalents, are FNCB’s most liquid assets. At March 31, 2020, cash and cash equivalents totaled $45.5 million, an increase of $11.0 million compared to $34.5 million at December 31, 2019. For the three months ended March 31, 2020 net cash provided by operating and financing activities was almost entirely offset by net cash used in investing activities during that same time frame. Operating activities, net of reconciling adjustments for the three months ended March 31, 2020 provided net cash of $4.3 million. Financing activities provided $39.8 million in net cash flow for the three months ended March 31, 2020, which resulted primarily from net proceeds on advances from the Federal Home Loan Bank of Pittsburgh and the Federal Reserve Bank discount window of $31.0 million and $10.0 million, respectively. Partially offsetting these net cash inflows, was $33.1 million in net cash used by FNCB's investing activities for the three months ended March 31, 2020, which resulted primarily from the cash used in the purchases of available-for-sale securities of $37.4 million, coupled with a net increase in loans of $7.0 million, partially offset by cash received from sales and repayments of available for sale debt securities of $11.8 million.

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

FNCB utilizes the pricing and structure of loans and deposits, the size and duration of the investment securities portfolio, the size and duration of the wholesale funding portfolio, and off-balance sheet interest rate contracts to manage interest rate risk. The off-balance sheet interest rate contracts may include interest rate swaps, caps and floors.  These interest rate contracts involve, to varying degrees, credit risk and interest rate risk. Credit risk is the possibility that a loss may occur if a counterparty to a transaction fails to perform according to terms of the contract. The notional amount of the interest rate contracts is the amount upon which interest and other payments are based. The notional amount is not exchanged, and therefore, should not be taken as a measure of credit risk. See Note 6, "Derivative and Hedging Transactions," to the notes to consolidated financial statements for additional information about FNCB's derivative transactions.

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

While ALCO regularly performs a wide variety of simulations under various strategic balance sheet and treasury yield curve scenarios, the following results reflect FNCB’s sensitivity over the subsequent twelve months based on the following assumptions:

●	asset and liability levels using March 31, 2020 as a starting point;
●	cash flows are based on contractual maturity and amortization schedules with applicable prepayments derived from internal historical data and external sources; and
●	cash flows are reinvested into similar instruments so as to keep interest-earning asset and interest-bearing liability levels constant.

The following table illustrates the simulated impact of parallel and instantaneous interest rate shocks of +400 basis points, +200 basis points, and -100 basis points on net interest income and the change in economic value over a one-year time horizon from the March 31, 2020 levels:

	Rates +200		Rates +400		Rates -100
	Simulation Results	Policy Limit	Simulation Results	Policy Limit	Simulation Results	Policy Limit
Earnings at risk:
Percent change in net interest income	(4.4)%	(12.5)%	(6.2)%	(20.0)%	2.7%	(10.0)%

Economic value at risk:
Percent change in economic value of equity	(1.5)%	(20.0)%	(4.0)%	(35.0)%	(18.6)%	(10.0)%

Model results at March 31, 2020 indicated that FNCB was liability rate sensitive over a one-year time horizon moving to an asset sensitive position in approximately months 13 though 15, and then continuing in an asset-sensitive position for the remaining periods of the model. This position at March 31, 2020 was similar the position indicated by model results as of December 31, 2019. Under the model for March 31, 2020, FNCB’s net interest income is expected to decrease 4.4% under a +200-basis point interest rate shock. Additionally, model results indicated that FNCB's economic value of equity is expected to decrease 1.5% under a parallel shift in interest rates of +200 basis points. Under a -100-basis point interest rate shock, model results indicated that FNCB's net interest income would increase 2.7%, while the economic value of equity would decrease 18.6%, respectively. Management does not believe that the modeled decrease in the economic value of equity of 10.0%, which exceeds the current policy limit, poses any undue interest rate risk at March 31, 2020. Comparatively, model results at December 31, 2019 indicated net interest income would be expected to decrease 4.8% and economic value of equity would be expected to increase 1.9%given a +200-basis point rate shock. Conversely, given a -100 basis point rate shock at December 31, 2019, net interest income would be expected to increase 1.7% and the economic value of equity would decrease 7.1%.

This analysis does not represent a forecast for FNCB and should not be relied upon as being indicative of expected operating results. These simulations are based on numerous assumptions, including but not limited to: the nature and timing of interest rate levels, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment/replacements of asset and liability cash flows, and other factors. While assumptions reflect current economic and local market conditions, FNCB cannot make any assurances as to the predictive nature of these assumptions, including changes in interest rates, customer preferences, competition and liquidity needs, or what actions ALCO might take in responding to these changes. In response to the economic disruption and uncertainty brought on by the COVID-19 pandemic, the FOMC lowered the federal funds target rate a total of 150 basis points in two emergency actions with an expectation that the Committee will maintain a low interest rate environment for the foreseeable future. Given FNCB's current asset/liability position, the significantly lower market interest rates may have a negative impact on FNCB's earning asset yields and variable-rate loans and securities indexed to prime and LIBOR will reprice downward.

As previously mentioned, as part of its ongoing monitoring, ALCO requires quarterly back testing of modeling results, which involves after-the-fact comparisons of projections with FNCB’s actual performance to measure the validity of assumptions used in the modeling techniques. As part of its quarterly review, management compared tax-equivalent net interest income recorded for the three months ended March 31, 2020 with tax-equivalent net interest income that was projected for the same three-month period. The variance between actual and projected tax-equivalent net interest income for the three-month period ended March 31, 2020 was $183 thousand, or 2.1%. The variance primarily reflected the decrease in short-term market rates of 150 basis points in the first quarter of 2020. ALCO performs a detailed rate/volume analysis between actual and projected results in order to continue to improve the accuracy of its simulation models.

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

For the three months ended March 31, 2020, FNCB did not engage in any off-balance sheet transactions that would have or would be reasonably likely to have a material effect on its consolidated financial condition.

Item 3 — Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in FNCB’s exposure to market risk during the three months ended March 31, 2020.  For discussion of FNCB’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in FNCB’s Form 10-K for the year ended December 31, 2019.

Item 4 — Controls and Procedures

FNCB’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of FNCB’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, FNCB’s Chief Executive Officer and Chief Financial Officer concluded FNCB’s disclosure controls and procedures were effective as of March 31, 2020.

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

There have been no changes in the status of the other litigation, if any, disclosed in FNCB’s Annual Report on Form 10-K for the year ended December 31, 2019.

Item 1A — Risk Factors.

In addition to the other information contained in this Quarterly Report on Form 10-Q, the following risk factor represents material updates and additions to the risk factors previously disclosed in FNCB's Annual Report on Form 10- K for the fiscal year ended December 31, 2019 as filed with the Securities and Exchange Commission. Additional risks not presently known to FNCB, or that FNCB currently deems immaterial, may also adversely affect it's business, financial condition or results of operations. Further, to the extent that any of the information contained in this Quarterly Report on Form 10-Q constitutes forward-looking statements, the risk factor set forth below also is a cautionary statement identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of FNCB.

The economic impact of the novel COVID-19 outbreak could adversely affect FNCB's financial condition and results of operations. In December 2019, a novel coronavirus (COVID-19) was reported in China, and, in March 2020, the World Health Organization declared it a pandemic. On March 12, 2020, the President of the United States declared the COVID-19 outbreak in the United States a national emergency. The COVID-19 pandemic has caused significant economic dislocation in the United States as many state and local governments have ordered non-essential businesses to close and mandated "stay-at-home" restrictions for residents. This has resulted in an unprecedented slow-down in economic activity and a related increase in unemployment. Since the COVID-19 outbreak, more than 22 million people have filed claims for unemployment, and stock markets have declined in value and, in particular, bank stocks have significantly declined in value. In response to the COVID-19 outbreak, the Federal Reserve Board has reduced the benchmark fed funds rate to a target range of 0% to 0.25%, and the yields on 10 and 30-year treasury notes have declined to historic lows. Various state governments and federal agencies are requiring lenders to provide forbearance and other relief to borrowers (e.g., waiving late payment and other fees). The federal banking agencies have encouraged financial institutions to prudently work with affected borrowers and recently passed legislation has provided relief from reporting loan classifications due to modifications related to the COVID-19 outbreak. Certain industries have been particularly hard-hit, including the travel and hospitality industry, the restaurant industry and the retail industry. Finally, the spread of the coronavirus has caused FNCB to modify its business practices, including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences. FNCB may take further actions as may be required by government authorities or that it determines are in the best interests of FNCB's employees, customers and business partners.

Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 outbreak on FNCB's business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated and when and how the economy may be reopened.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3 - Defaults upon Senior Securities.

None.

Item 4 — Mine Safety Disclosures.

Not applicable.

Item 5 - Other Information.

None.

Item 6 — Exhibits.

The following exhibits are filed or furnished herewith or incorporated by reference.

EXHIBIT 3.1*	Amended and Restated Bylaws of FNCB Bancorp, Inc. as of March 25, 2020

EXHIBIT 31.1*	Certification of Chief Executive Officer

EXHIBIT 31.2*	Certification of Chief Financial Officer

EXHIBIT 32.1**	Section 1350 Certification —Chief Executive Officer and Chief Financial Officer

EXHIBIT 101.INS	XBRL INSTANCE DOCUMENT

EXHIBIT 101.SCH	XBRL TAXONOMY EXTENSION SCHEMA

EXHIBIT 101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EXHIBIT 101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EXHIBIT 101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE

EXHIBIT 101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant:  FNCB BANCORP, INC.

Date: May 4, 2020	By:	/s/ Gerard A. Champi
Gerard A. Champi
President and Chief Executive Officer

Date: May 4, 2020	By:	/s/ James M. Bone, Jr.
James M. Bone, Jr., CPA
Executive Vice President and Chief Financial Officer
Principal Financial Officer

Date: May 4, 2020	By:	/s/ Stephanie A. Westington
Stephanie A. Westington, CPA
Senior Vice President and Controller
Principal Accounting Officer