Form 10-Q
period 2020-06-30
FNCB Bancorp, Inc.
filed 2020-08-03
CIK 1035976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 20,235,282 shares as of August 3, 2020

Part I - Financial Information

Item 1 - Financial Statements

FNCB BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(unaudited)

	June 30,	December 31,
(in thousands, except share data)	2020	2019
Assets
Cash and cash equivalents:
Cash and due from banks	$20,089	$22,861
Interest-bearing deposits in other banks	81,390	11,704
Total cash and cash equivalents	101,479	34,565
Available-for-sale debt securities, at fair value	305,611	272,839
Equity securities, at fair value	938	920
Restricted stock, at cost	3,309	3,804
Loans held for sale	765	1,061
Loans, net of allowance for loan and lease losses of $11,024 and $8,950	937,404	819,529
Bank premises and equipment, net	17,467	17,518
Accrued interest receivable	5,201	3,234
Bank-owned life insurance	31,478	31,230
Other real estate owned	85	289
Net deferred tax assets	2,969	6,278
Other assets	11,465	12,274
Total assets	$1,418,171	$1,203,541

Liabilities
Deposits:
Demand (non-interest-bearing)	$266,846	$179,465
Interest-bearing	902,781	822,244
Total deposits	1,169,627	1,001,709
Borrowed funds:
Federal Reserve Bank Discount Window advances	36,242	-
Federal Home Loan Bank of Pittsburgh advances	42,809	46,909
Junior subordinated debentures	10,310	10,310
Total borrowed funds	89,361	57,219
Accrued interest payable	248	258
Other liabilities	13,578	10,748
Total liabilities	1,272,814	1,069,934

Shareholders' equity
Preferred shares ($1.25 par)
Authorized: 20,000,000 shares at June 30, 2020 and December 31, 2019
Issued and outstanding: 0 shares at June 30, 2020 and December 31, 2019	-	-
Common shares ($1.25 par)
Authorized: 50,000,000 shares at June 30, 2020 and December 31, 2019
Issued and outstanding: 20,208,607 shares at June 30, 2020 and 20,171,408 shares at December 31, 2019	25,260	25,214
Additional paid-in capital	81,261	81,130
Retained earnings	28,057	24,207
Accumulated other comprehensive income	10,779	3,056
Total shareholders' equity	145,357	133,607
Total liabilities and shareholders’ equity	$1,418,171	$1,203,541

The accompanying notes to consolidated financial statements are an integral part of these statements.

FNCB BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share data)	2020	2019	2020	2019
Interest income
Interest and fees on loans	$9,060	$9,418	$18,199	$18,825
Interest and dividends on securities:
U.S. government agencies	589	906	1,339	1,799
State and political subdivisions, tax free	388	38	445	75
State and political subdivisions, taxable	735	811	1,500	1,832
Other securities	415	210	827	415
Total interest and dividends on securities	2,127	1,965	4,111	4,121
Interest on interest-bearing deposits in other banks	3	79	24	125
Total interest income	11,190	11,462	22,334	23,071
Interest expense
Interest on deposits	1,376	2,144	3,036	4,382
Interest on borrowed funds:
Federal Reserve Bank Discount Window advances	14	-	14	-
Federal Home Loan Bank of Pittsburgh advances	160	253	379	540
Junior subordinated debentures	60	111	148	225
Subordinated debentures	-	-	-	24
Total interest on borrowed funds	234	364	541	789
Total interest expense	1,610	2,508	3,577	5,171
Net interest income before provision for loan and lease losses	9,580	8,954	18,757	17,900
Provision for loan and lease losses	831	347	1,982	193
Net interest income after provision for loan and lease losses	8,749	8,607	16,775	17,707
Non-interest income
Deposit service charges	708	721	1,533	1,406
Net gain on the sale of available-for-sale debt securities	922	163	1,071	323
Net gain on equity securities	4	14	18	26
Net gain on the sale of mortgage loans held for sale	183	73	279	129
Net gain on the sale of other real estate owned	-	9	-	9
Loan-related fees	25	72	81	151
Income from bank-owned life insurance	119	129	248	260
Loan referral fees	214	6	262	20
Merchant services revenue	112	131	247	249
Other	214	260	456	520
Total non-interest income	2,501	1,578	4,195	3,093
Non-interest expense
Salaries and employee benefits	3,498	3,824	7,427	7,723
Occupancy expense	466	444	1,020	994
Equipment expense	360	329	731	636
Advertising expense	113	154	320	351
Data processing expense	709	789	1,434	1,570
Regulatory assessments	74	76	133	244
Bank shares tax	315	277	615	555
Expense of other real estate owned	35	14	90	65
Professional fees	193	203	381	535
Insurance expense	124	120	247	246
Other operating expenses	537	892	1,231	1,628
Total non-interest expense	6,424	7,122	13,629	14,547
Income before income tax expense	4,826	3,063	7,341	6,253
Income tax expense	805	514	1,257	1,069
Net income	$4,021	$2,549	$6,084	$5,184

Earnings per share
Basic	$0.20	$0.13	$0.30	$0.27
Diluted	$0.20	$0.13	$0.30	$0.27

Cash dividends declared per common share	$0.055	$0.050	$0.110	$0.100
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	20,191,527	20,129,150	20,182,012	19,428,717
Diluted	20,191,527	20,133,850	20,184,046	19,435,076

The accompanying notes to consolidated financial statements are an integral part of these statements.

FNCB BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Net income	$4,021	$2,549	$6,084	$5,184
Other comprehensive income:
Unrealized gains on available-for-sale debt securities	6,658	5,608	10,994	10,263
Taxes	(1,398)	(1,177)	(2,309)	(2,155)
Net of tax amount	5,260	4,431	8,685	8,108

Reclassification adjustment for gains included in net income	(922)	(163)	(1,071)	(323)
Taxes	193	34	225	68
Net of tax amount	(729)	(129)	(846)	(255)

Derivative adjustments	(131)	-	(147)	-
Taxes	28	-	31	-
Net of tax amount	(103)	-	(116)	-
Total other comprehensive income	4,428	4,302	7,723	7,853
Comprehensive income	$8,449	$6,851	$13,807	$13,037

The accompanying notes to consolidated financial statements are an integral part of these statements.

FNCB BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Three and Six Months Ended June 30, 2020 and 2019
(unaudited)

(in thousands, except per share data)	Number of Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders' Equity
For the three months ended:
Balances, March 31, 2019	20,108,560	$25,135	$80,827	$18,809	$(989)	$123,782
Net income for the period	-	-	-	2,549	-	2,549
Cash dividends paid, $0.050 per share	-	-	-	(1,007)	-	(1,007)
Restricted stock awards	-	-	73	-	-	73
Common shares issued under long-term incentive compensation plan	37,558	47	(47)	-	-	-
Common shares issued through dividend reinvestment/optional cash purchase plan	1,899	2	11	(6)	-	7
Other comprehensive income, net of tax of $1,143	-	-	-	-	4,302	4,302
Balances, June 30, 2019	20,148,017	$25,184	$80,864	$20,345	$3,313	$129,706

Balances, March 31, 2020	20,174,250	$25,217	$81,209	$25,155	$6,351	$137,932
Net income for the period	-	-	-	4,021	-	4,021
Cash dividends paid, $0.055 per share	-	-	-	(1,111)	-	(1,111)
Restricted stock awards	-	-	81	-	-	81
Common shares issued under long-term incentive compensation plan	31,783	40	(40)	-	-	-
Common shares issued through dividend reinvestment/optional cash purchase plan	2,574	3	11	(8)	-	6
Other comprehensive income, net of tax of $1,177	-	-	-	-	4,428	4,428
Balances, June 30, 2020	20,208,607	$25,260	$81,261	$28,057	$10,779	$145,357

For the six months ended:
Balances, December 31, 2018	16,821,371	$21,026	$63,547	$17,186	$(4,540)	$97,219
Net income for the period	-	-	-	5,184	-	5,184
Cash dividends paid, $0.100 per share	-	-	-	(2,013)	-	(2,013)
Common shares issued for capital raise, net	3,285,550	4,107	17,201	-	-	21,308
Restricted stock awards	-	-	140	-	-	140
Common shares issued under long-term incentive compensation plan	37,558	47	(47)	-	-	-
Common shares issued through dividend reinvestment/optional cash purchase plan	3,538	4	23	(12)	-	15
Other comprehensive income, net of tax of $2,087	-	-	-	-	7,853	7,853
Balances, June 30, 2019	20,148,017	$25,184	$80,864	$20,345	$3,313	$129,706

Balances, December 31, 2019	20,171,408	$25,214	$81,130	$24,207	$3,056	$133,607
Net income for the period	-	-	-	6,084	-	6,084
Cash dividends paid, $0.110 per share	-	-	-	(2,221)	-	(2,221)
Restricted stock awards	-	-	143	-	-	143
Common shares issued under long-term incentive compensation plan	31,783	40	(40)	-	-	-
Common shares issued through dividend reinvestment/optional cash purchase plan	5,416	6	28	(13)	-	21
Other comprehensive income, net of tax of $2,053	-	-	-	-	7,723	7,723
Balances, June 30, 2020	20,208,607	$25,260	$81,261	$28,057	$10,779	$145,357

The accompanying notes to consolidated financial statements are an integral part of these statements.

FNCB BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
(in thousands)	2020	2019
Cash flows from operating activities:
Net income	$6,084	$5,184
Adjustments to reconcile net income to net cash provided by operating activities:
Investment securities amortization, net	366	429
Equity in trust	(4)	(7)
Depreciation and amortization	1,040	1,543
Valuation adjustment for loan servicing rights	53	7
Stock-based compensation expense	143	140
Provision for loan and lease losses	1,982	193
Valuation adjustment for off-balance sheet commitments	(42)	78
Net gain on the sale of available-for-sale debt securities	(1,071)	(323)
Net gain on equity securities	(18)	(26)
Net gain on the sale of mortgage loans held for sale	(279)	(129)
Net gain on the sale of other real estate owned	-	(9)
Income from bank-owned life insurance	(248)	(260)
Proceeds from the sale of mortgage loans held for sale	6,190	4,233
Funds used to originate mortgage loans held for sale	(5,615)	(3,703)
Decrease in net deferred tax assets	1,257	1,069
Increase in accrued interest receivable	(1,967)	(26)
Decrease (increase) in prepaid expenses and other assets	720	(2,551)
(Decrease) increase in accrued interest payable	(10)	51
Increase (decrease) in accrued expenses and other liabilities	2,710	(349)
Total adjustments	5,207	360
Net cash provided by operating activities	11,291	5,544

Cash flows from investing activities:
Maturities, calls and principal payments of available-for-sale debt securities	9,058	3,276
Proceeds from the sale of available-for-sale debt securities	51,888	61,272
Purchases of available-for-sale debt securities	(83,090)	(44,537)
Redemption (purchase) of the stock in Federal Home Loan Bank of Pittsburgh	495	(1,495)
Net (increase) decrease in loans to customers	(120,035)	23,069
Proceeds from the sale of other real estate owned	204	420
Purchases of bank premises and equipment	(757)	(2,164)
Net cash (used in) provided by investing activities	(142,237)	39,841

Cash flows from financing activities:
Net increase (decrease) in deposits	167,918	(134,565)
(Repayment of) proceeds from Federal Home Loan Bank of Pittsburgh advances - overnight	(14,100)	29,750
Proceeds from Federal Home Loan Bank of Pittsburgh advances - term	20,000	47,192
Repayment of Federal Home Loan Bank of Pittsburgh advances - term	(10,000)	(8,649)
Proceeds from Federal Reserve Bank Discount Window advances	46,272	-
Repayment of Federal Reserve Bank Discount Window advances	(10,030)	-
Principal reduction on subordinated debentures	-	(5,000)
Proceeds from issuance of common shares, net of discount	21	21,323
Cash dividends paid	(2,221)	(2,013)
Net cash provided by (used in) financing activities	197,860	(51,962)
Net increase (decrease) in cash and cash equivalents	66,914	(6,577)
Cash and cash equivalents at beginning of period	34,565	36,481
Cash and cash equivalents at end of period	$101,479	$29,904

Supplemental cash flow information
Cash paid during the period for:
Interest	$3,587	$5,119
Other transactions:
Investor loans transferred to OREO	-	52
Lease liabilities arising from obtaining right-of-use assets	15	15

The accompanying notes to consolidated financial statements are an integral part of these statements.

FNCB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1.   Basis of Presentation/Subsequent Event

The consolidated financial statements of FNCB are comprised of the accounts of FNCB Bancorp, Inc., and its wholly owned subsidiary, FNCB Bank (the “Bank”), as well as the Bank’s wholly owned subsidiaries (collectively, “FNCB”). The accounting and reporting policies of FNCB conform to accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all the information and accompanying notes required by GAAP for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included in the consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation. Prior period amounts have been reclassified when necessary to conform to the current period’s presentation. Such reclassifications did not have an impact on the operating results or financial position of FNCB. The operating results and financial position of FNCB for the three and six months ended June 30, 2020, may not be indicative of future results of operations and financial position.

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

Risks and Uncertainties Related to COVID-19

In March 2020, the outbreak of the novel Coronavirus Disease 2019 ("COVID-19") was recognized as a pandemic by the World Health Organization. The spread of COVID-19 has created a global public health crisis that has resulted in, and continues to pose, unprecedented uncertainty, volatility and disruption in financial markets and in governmental, commercial and consumer activity in the United States and globally, including the markets that FNCB serves. Governmental authorities responded to the pandemic by mandating the closure of locations of non-essential businesses and requiring individuals to observe social distancing and "stay-at-home" restrictions. These governmental restrictions, coupled with fear of contracting the virus, have resulted in a rapid decline in commercial and consumer activity, loss of revenues by businesses, a severe spike in unemployment, material decreases in oil and gas prices and in business valuations, disrupted global supply chains and market volatility.

The federal government has taken several actions designed to mitigate the impact of the economic disruption. Specifically, on March 27, 2020, the Coronavirus Aid, Relief, and Economic Security ("CARES") Act, a $2.0 trillion legislative package, was signed into law. The CARES Act contains substantial tax and spending provisions including direct financial aid to American families, extensive emergency funding for hospitals and medical providers, and economic stimulus to significantly impacted industry sectors. Management expects the general impact of COVID-19, as well as certain provisions of the CARES Act and other recent legislative and regulatory relief efforts, to have a material impact on FNCB's operations. Because the impact is contingent upon the duration and severity of the economic downturn, management cannot determine or estimate the magnitude of the impact at this time. However, FNCB is disclosing potentially material items it is currently aware of.

Business Continuity, Processes and Controls

As a financial institution, FNCB is considered essential and has remained open for business and is operating under its pandemic preparedness plan. To ensure the financial needs of its customers are addressed in a safe and consistent manner, FNCB Bank offices are open for regular business, with administrative, lending and community branch offices adhering to federal, state, and local governmental guidelines and social distancing mandates. However, in order to limit the spread of COVID-19 customers are encouraged to utilize FNCB's drive-thru facilities, automated teller machines, Customer Care center, remote deposit capture and online and mobile banking applications. FNCB is also providing the necessary technology, when needed, to its operational staff to work remotely in a secure environment. FNCB does not currently face any material resource constraints through the implementation of its pandemic preparedness plan. Through the six months ended June 30, 2020, FNCB incurred COVID-19 related expenses including stay-at-home pay, computer-related costs, cleaning and sanitizing facilities and safety supplies totaling $183 thousand, which is included in non-interest expense in the consolidated statements of income. Additionally, FNCB has not identified any material operational or internal control challenges or risks, nor does it anticipate any significant challenges to its ability to maintain its systems and controls, related to operational changes resulting from implementation of the pandemic preparedness plan.

Financial Position and Results of Operations

Bank regulators have issued guidance and are encouraging banks to work with customers affected by COVID-19. Accordingly, FNCB is actively working with borrowers affected by COVID-19 and has implemented a payment deferral program providing for either short-term interest-only or full payment deferral for periods of up to six months. While interest and fees will still accrue to income, under normal GAAP accounting, should eventual credit losses on these deferred payments emerge, interest income and fees accrued would need to be reversed. As a result, interest income in future periods could be negatively impacted. While FNCB is unable to determine the effect of such an impact on its financial condition or results of operations at this time, it recognizes that the sustained economic impact may affect its borrowers’ ability to repay in future periods.

At June 30, 2020, FNCB and FNCB Bank were considered well capitalized with capital ratios that were in excess of regulatory requirements. However, an extended economic recession resulting from the COVID-19 pandemic could adversely impact FNCB and FNCB Bank's capital position and regulatory capital ratios due to a potential increase in credit losses.

Lending Operations and Credit Risk

As previously mentioned, FNCB is working with its lending customers that are facing unemployment, temporary furloughs and closures, by offering a payment deferral program. FNCB has provided either a short-term interest-only period or full payment deferral for periods of up to six months depending on the specific need of the borrower. As of  June 30, 2020, FNCB assisted 905 customers under its payment deferral program, with an the principal balance of loans modified totaling $176.6 million. In accordance with interagency guidance issued in March 2020, these short-term deferrals are not considered troubled debt restructurings.

The CARES Act includes a Paycheck Protection Program ("PPP"), a program administered by the Small Business Administration ("SBA") designed to aid small- and medium-sized businesses through federally guaranteed loans distributed through banks. These loans were originally intended to guarantee eight weeks of payroll and other costs to help those businesses remain viable and allow their workers to pay their bills. On June 5, 2020, the payroll coverage period was extended to from eight weeks to 24 weeks. As an SBA Lender, FNCB Bank is actively participating in the PPP by assisting our small business community in securing this important funding. As of June 30, 2020, FNCB has approved and/or closed with the SBA 920 PPP loans representing $117.0 million in funding. It is FNCB's understanding that loans funded through the PPP are fully guaranteed by the United States government. Should those circumstances change, FNCB could be required to increase its allowance for loan and lease losses related to these loans resulting in an increase in the provision for loan and lease losses.

Additionally, the Federal Reserve Bank established the Main Street Lending Program to support lending to small and mid-sized businesses and not-for-profit organizations impacted by the COVID-19 pandemic. Specifically, the Main Street Business Lending Program provides for five loan facilities with total potential funding of up to $600 billion. The Main Street New Loan Facility ("MSNLF"), the Main Street Priority Loan Facility ("MSPLF") and the Main Street Expanded Loan Facility ("MSELF") are three credit facilities that provide eligible business borrowers impacted by COVID-19 with financing in amounts ranging from $250 thousand to $300 million, depending on the facility. Terms of all three facilities include Federal Reserve Bank participation of 95.0%, lender participation of 5.0%, a maturity of 5 years, principal deferral for two years, interest deferral for one year and an adjustable interest rate based on one- or three-month LIBOR plus 300 basis points. Similarly, the Nonprofit Organization New Loan Facility ("NONLF") and the Nonprofit Organization Expanded Loan Facility ("NOELF") provide eligible not-for-profit organizations with financing in amounts ranging from $250 thousand to $10 million. FNCB Bank has received approval from the Federal Reserve Bank as a participating lender in the Main Street Lending Program. As of June 30, 2020, there were no loans were originated under the Main Street Lending Program. Subsequent to June 30, 2020, and before the filing date of this quarterly report on Form 10-Q, FNCB originated two MSPLF loans with an aggregate principal balance of $53.0 million and retained 5.0% of the outstanding principal balance or $2.7 million.

FNCB is prepared to continue to offer short-term assistance in accordance with regulatory guidelines and participate in the PPP and Main Street Lending Program. As the fallout of the COVID-19 pandemic ripples through the national, regional and local economies, management continues to identify and monitor potential weaknesses in the loan portfolio. Management has identified and is monitoring exposures to borrowers and industries that may be impacted more immediately and acutely than others.  Additionally, management has proactively reached out to specific borrowers to provide guidance and assistance as appropriate.  On a portfolio level, management continues to monitor aggregate exposures to highly sensitive segments, such as hotels and hospitality, for changes in asset quality and payment performance, and liquidity levels. Management monitors unfunded commitments such as lines of credit and overdraft protection to determine liquidity and funding issues that may arise with our customers. Should economic conditions worsen, FNCB could experience further increases in its required allowance for loan and lease losses and record additional provisions for loan and lease losses. It is possible that FNCB’s asset quality metrics could be materially and adversely impacted in future periods if the effects of COVID-19 are prolonged.

Note 2.   New Authoritative Accounting Guidance

Accounting Guidance to be Adopted in Future Periods

Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): “Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. It provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments in ASU 2020-04 are effective for all entities as of March 12, 2020 through December 31, 2022. FNCB is currently evaluating the impact the reference rate reform may have on its operating results and financial position.

ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): “Measurement of Credit Losses on Financial Instruments,” replaces the current loss impairment methodology under GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to form credit loss estimates in an effort to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit. ASU 2016-13 is commonly referred to as Current Expected Credit Losses ("CECL") and will require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The amendments in this update affect entities holding financial assets and net investment in leases that are not accounted for at fair value through net income, including such financial assets as loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. On  June 17, 2016, the four, federal financial institution regulatory agencies (the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the National Credit Union Administration and the Office of the Comptroller of the Currency), issued a joint statement to provide information about ASU 2016-13 and the initial supervisory views regarding the implementation of the new standard. The joint statement applies to all banks, savings associations, credit unions and financial institution holding companies, regardless of asset size. The statement details the key elements of, and the steps necessary for, the successful transition to the new accounting standard. In addition, the statement notifies financial institutions that because the appropriate allowance levels are institution-specific amounts, the agencies will not establish benchmark targets or ranges for the change in institutions’ allowance levels upon adoption of the ASU, or for allowance levels going forward. Due to the importance of ASU 2016-13, the agencies encourage financial institutions to begin planning and preparing for the transition and state that senior management, under the oversight of the board of directors, should work closely with staff in their accounting, lending, credit risk management, internal audit, and information technology functions during the transition period leading up to, and well after, adoption. ASU 2016-13 was originally effective for public business entities that are registered with the U.S. Securities and Exchange Commission (“SEC”) under the Securities and Exchange Act of 1934, as amended, including smaller reporting companies, for fiscal years beginning after  December 15, 2019, including interim periods within those fiscal years. All entities  may adopt the amendments in this ASU earlier as of the fiscal years beginning after  December 15, 2018, including interim periods within those fiscal years. On November 15, 2019, the FASB issued ASU 2019-10, "Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates," which finalized various effective dates delay for private companies, not-for-profit organizations, and certain smaller reporting companies. Specifically under ASU 2019-10, the effective date for implementation of CECL for smaller reporting companies, private companies and not-for-profits was extended to fiscal years, and interim periods within those years, beginning after December 15, 2022. FNCB is a smaller reporting company, and accordingly, will adopt this guidance on  January 1, 2023. FNCB has created a CECL task group comprised of members of its finance, credit administration, lending, internal audit, loan operations and information systems units. The CECL task group understands the provisions of ASU 2016-13 and is currently in the process of implementing the new guidance, which includes, but is not limited to: (1) identifying segments and sub-segments within the loan portfolio that have similar risk characteristics; (2) determining the appropriate methodology for each segment; (3) implementing changes that are necessary to its core operating system and interfaces to be able to capture appropriate data requirements; and (4) evaluating  qualitative factors and economic to develop appropriate forecasts for integration into the model. FNCB is currently evaluating the effect this guidance  may have on its operating results and/or financial position, including assessing any potential impact on its capital.

Refer to Note 2 to FNCB’s consolidated financial statements included in the 2019 Annual Report on Form 10-K for a discussion of additional accounting guidance applicable to FNCB that will be adopted in future periods.

Note 3. Securities/Subsequent Event

Debt Securities

The following tables present the amortized cost, gross unrealized gains and losses, and the fair value of FNCB’s available-for-sale debt securities at June 30, 2020 and December 31, 2019:

	June 30, 2020
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(in thousands)	Cost	Gains	Losses	Value
Available-for-sale debt securities:
Obligations of state and political subdivisions	$169,805	$9,438	$43	$179,200
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	55,331	4,021	6	59,346
Collateralized mortgage obligations - commercial	4,520	193	3	4,710
Mortgage-backed securities	10,546	552	-	11,098
Private collateralized mortgage obligations	28,520	137	172	28,485
Corporate debt securities	15,800	43	156	15,687
Asset-backed securities	6,603	3	216	6,390
Negotiable certificates of deposit	694	1	-	695
Total available-for-sale debt securities	$291,819	$14,388	$596	$305,611

	December 31, 2019
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(in thousands)	Cost	Gains	Losses	Value
Available-for-sale debt securities:
Obligations of state and political subdivisions	$115,428	$2,694	$359	$117,763
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	79,606	780	92	80,294
Collateralized mortgage obligations - commercial	17,414	320	11	17,723
Mortgage-backed securities	18,142	343	-	18,485
Private collateralized mortgage obligations	25,069	49	43	25,075
Corporate debt securities	7,000	182	-	7,182
Asset-backed securities	5,618	4	1	5,621
Negotiable certificates of deposit	694	2	-	696
Total available-for-sale debt securities	$268,971	$4,374	$506	$272,839

Except for securities of U.S. government and government-sponsored agencies, there were no securities of any individual issuer that exceeded 10.0% of shareholders’ equity at June 30, 2020 and December 31, 2019.

At  June 30, 2020 and December 31, 2019 securities with a carrying amount of $254.3 million and $235.0 million, respectively, were pledged as collateral to secure public deposits and for other purposes.

The following table presents the maturity information of FNCB’s available-for-sale debt securities at June 30, 2020.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Because collateralized mortgage obligations, mortgage-backed securities and asset-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary.

	June 30, 2020
	Amortized	Fair
(in thousands)	Cost	Value
Amounts maturing in:
One year or less	$1,194	$1,196
After one year through five years	52,863	55,853
After five years through ten years	45,271	47,079
After ten years	86,971	91,454
Asset-backed securities	6,603	6,390
Collateralized mortgage obligations	88,371	92,541
Mortgage-backed securities	10,546	11,098
Total available-for-sale debt securities	$291,819	$305,611

The following table presents the gross proceeds received and gross realized gains and losses on sales of available-for-sale debt securities for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Available-for-sale debt securities:
Gross proceeds received on sales	$43,913	$36,142	$51,888	$61,272
Gross realized gains	1,027	173	1,176	349
Gross realized losses	(105)	(10)	(105)	(26)

The following tables present the number, fair value and gross unrealized losses of available-for-sale debt securities with unrealized losses at June 30, 2020 and December 31, 2019, aggregated by investment category and length of time the securities have been in an unrealized loss position.

	June 30, 2020
	Less than 12 Months			12 Months or Greater			Total
	Number		Gross	Number		Gross	Number		Gross
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
(dollars in thousands)	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Obligations of state and political subdivisions	3	$3,832	$43	-	$-	$-	3	$3,832	$43
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	1	4,034	6	-	-	-	1	4,034	6
Collateralized mortgage obligations - commercial	1	2,504	3	-	-	-	1	2,504	3
Mortgage-backed securities	-	-	-	-	-	-	-	-	-
Private collateralized mortgage obligations	4	11,090	172	-	-	-	4	11,090	172
Corporate debt securities	7	11,644	156	-	-	-	7	11,644	156
Asset-backed securities	5	5,881	216	-	-	-	5	5,881	216
Negotiable certificates of deposit	-	-	-	-	-	-	-	-	-
Total available-for-sale debt securities	21	$38,985	$596	-	$-	$-	21	$38,985	$596

	December 31, 2019
	Less than 12 Months			12 Months or Greater			Total
	Number		Gross	Number		Gross	Number		Gross
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
(dollars in thousands)	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Obligations of state and political subdivisions	10	$19,436	$359	-	$-	$-	10	$19,436	$359
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	4	19,934	92	-	-	-	4	19,934	92
Collateralized mortgage obligations - commercial	1	2,500	11	-	-	-	1	2,500	11
Mortgage-backed securities	-	-	-	-	-	-	-	-	-
Private collateralized mortgage obligations	4	18,990	43	-	-	-	4	18,990	43
Corporate debt securities	-	-	-	-	-	-	-	-	-
Asset-backed securities	2	888	1	-	-	-	2	888	1
Negotiable certificates of deposit	-	-	-	-	-	-	-	-	-
Total available-for-sale debt securities	21	$61,748	$506	-	$-	$-	21	$61,748	$506

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

There were 21 securities in an unrealized loss position at June 30, 2020, including seven corporate debt securities, five asset-backed securities, four non-agency collaterized mortgage obligations ("CMOs"), three obligations of state and political subdivisions and two CMOs issued by U.S. government or government-sponsored agencies. Management performed a review of all securities in an unrealized loss position as of June 30, 2020 and determined that changes in the fair values of the securities were consistent with movements in market interest rates or market disruption stemming from the COVID-19 global pandemic. In addition, as part of its review, management noted that there was no material change in the credit quality of any of the issuers or any other event or circumstance that may cause a significant adverse effect on the fair value of these securities. Moreover, to date, FNCB has received all scheduled principal and interest payments and expects to fully collect all future contractual principal and interest payments on all securities in an unrealized loss position at June 30, 2020. FNCB does not intend to sell the securities, nor is it more likely than not that it will be required to sell the securities, prior to recovery of their amortized cost. Based on the results of its review and considering the attributes of these debt securities, management concluded that the individual unrealized losses were temporary and OTTI did not exist at June 30, 2020.

Equity Securities

At June 30, 2020 and December 31, 2019, equity securities consisted entirely of a $1.0 million investment in a mutual fund, comprised of 1-4 family residential mortgage-backed securities collateralized by properties within FNCB's geographical market.  This mutual fund had an unrealized loss of $62 thousand and $80 thousand, respectively, resulting in a fair value of $938 thousand and $920 thousand, respectively, at June 30, 2020 and December 31, 2019.

The following table presents unrealized and realized gains and losses recognized in net income on equity securities for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Net gains recognized on equity securities	$4	$14	$18	$26
Less: net gains (losses) recognized on equity securities sold	-	-	-	-
Unrealized gains on equity securities held	$4	$14	$18	$26

Restricted Securities

The following table presents FNCB's investment in restricted stock at June 30, 2020 and  December 31, 2019.  Restricted stock has limited marketability and is carried at cost.

	June 30,	December 31,
(in thousands)	2020	2019
Stock in Federal Home Loan Bank of Pittsburgh	$3,299	$3,794
Stock in Atlantic Community Banker's Bank	10	10
Total restricted securities, at cost	$3,309	$3,804

Management noted no indicators of impairment for the Federal Home Loan Bank of Pittsburgh or Atlantic Community Banker’s Bank stock at June 30, 2020 and  December 31, 2019.

Equity Securities without Readily Determinable Fair Values/Subsequent Event

At June 30, 2020 and December 31, 2019, FNCB owned 201,000 shares of the common stock of a privately-held bank holding company. The common stock was purchased during 2017 for $8.25 per share, or $1.7 million in aggregate, as part of a private placement pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended for offerings not involving any public offering.  The common stock of such bank holding company was not traded on any established market at June 30, 2020. The $1.7 million investment is included in other assets in the consolidated statements of financial condition at June 30, 2020 and December 31, 2019. FNCB has elected to account for this transaction as an investment in an equity security without a readily determinable fair value. Under GAAP, an equity security without a readily determinable fair value shall be written down to its fair value if a qualitative assessment indicates that the investment is impaired and the fair value of the investment is less than its carrying value.

On December 18, 2019, this privately held bank holding company had entered into an Agreement and Plan Merger ("Merger Agreement") with a publicly traded bank holding company. The Merger Agreement provided for this privately-held bank holding company to merge with and into the publicly traded bank holding company, the company surviving the merger ("surviving company"). At the effective time of the merger, each share of the privately-held bank holding company's common stock issued and outstanding prior to the effective time of merger will be converted into the right to receive 0.6212 shares of common stock of the surviving company or $16.50 in cash, at the election of holder; provided, however, individual shareholder elections of consideration will be prorated as necessary to ensure that, in aggregate, 25% of the privately held bank holding company's stock will be converted into the cash consideration with the remaining 75% converted into stock consideration.  The acquisition was subsequently completed on July 1, 2020. FNCB received 78,822 shares of the surviving company's common stock and $1.2 million in cash. Based on these events, management determined that no adjustment for impairment was required at June 30, 2020.

Note 4. Loans

The following table summarizes loans receivable, net, by category at June 30, 2020 and  December 31, 2019:

	June 30,	December 31,
(in thousands)	2020	2019
Residential real estate	$170,517	$170,723
Commercial real estate	281,950	278,379
Construction, land acquisition and development	51,144	47,484
Commercial and industrial	280,270	147,623
Consumer	120,578	138,239
State and political subdivisions	46,443	43,908
Total loans, gross	950,902	826,356
Unearned income	(123)	(69)
Net deferred loan (fees) costs	(2,351)	2,192
Allowance for loan and lease losses	(11,024)	(8,950)
Loans, net	$937,404	$819,529

Included in commercial and industrial loans at June 30, 2020 were $117.0 million in loans originated under the PPP, which was established under the Cares Act and is administered by the SBA. Included in net deferred loan fees at June 30, 2020 were $3.8 million deferred loan origination fees, net of deferred loan origination costs, associated with the PPP loans. PPP loans may be forgiven by the SBA and are 100.0% guaranteed by the SBA, Accordingly, there was no ALLL allocated to PPP loans at June 30, 2020.

FNCB has granted loans, letters of credit and lines of credit to certain of its executive officers and directors as well as to certain of their related parties. For more information about related party transactions, refer to Note 9, “Related Party Transactions” to these consolidated financial statements.

FNCB originates 1-4 family mortgage loans for sale in the secondary market. During the three and six months ended June 30, 2020, the principal balance of 1-4 family mortgages sold on the secondary market were $3.0 million and $5.9 million, respectively. For the three and six months ended June 30, 2019, the principal balance of 1-4 family mortgages sold on the secondary market were $2.3 million and $4.2 million, respectively. Net gains on the sale of residential mortgage loans for the three and six months ended June 30, 2020 were $183 thousand and $279 thousand, respectively, and $73 thousand and $129 thousand, respectively, for the comparable periods of 2019. FNCB retains servicing rights on mortgages sold on the secondary market. At June 30, 2020 and  December 31, 2019, there were $765 thousand and $1.1 million, respectively, in 1-4 family residential mortgage loans held for sale.

There were no sales of Small Business Administration (“SBA”) guaranteed loans during the three and six months ended June 30, 2020 and 2019. The unpaid principal balance of loans serviced for others, including residential mortgages and SBA-guaranteed loans, was $104.5 million at June 30, 2020 and $106.0 million at December 31, 2019.

FNCB does not have any lending programs commonly referred to as "subprime lending." Subprime lending generally targets borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments, and bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burden ratios.

There were no material changes to the risk characteristics of FNCB’s loan segments, loan classification and credit grading systems and methodology for determining the adequacy of the ALLL during the six months ended June 30, 2020. Refer to Note 2, “Summary of Significant Accounting Policies” to FNCB’s consolidated financial statements included in the 2019 Annual Report on Form 10-K for information about the risk characteristics related to FNCB’s loan segments, loan classification and credit grading systems and methodology for determining the adequacy of the ALLL.

Management evaluates the credit quality of the loan portfolio on an ongoing basis and performs a formal review of the adequacy of the ALLL on a quarterly basis. This evaluation is inherently subjective, as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions. In response to economic disruption and uncertainty caused by the COVID-19 pandemic, management increased the qualitative factor related to its assessment of national, state and local factors as part of its evaluation of the adequacy of the ALLL at June 30, 2020. However, actual loan losses may be significantly more than the established ALLL, which could have a material negative effect on FNCB’s operating results or financial condition. While management uses the best information available to make its evaluations, future adjustments to the ALLL may be necessary if conditions differ substantially from the information used in making the evaluations. Banking regulators, as an integral part of their examination of FNCB, also review the ALLL, and may require, based on their judgments about information available to them at the time of their examination, that certain loan balances be charged off or require that adjustments be made to the ALLL.

The following table summarizes activity in the ALLL by loan category for the three and six months ended June 30, 2020 and 2019.

			Construction,
			Land			State and
	Residential	Commercial	Acquisition and	Commercial		Political
(in thousands)	Real Estate	Real Estate	Development	and Industrial	Consumer	Subdivisions	Unallocated	Total
Three months ended June 30, 2020
Allowance for loan losses:
Beginning balance, April 1, 2020	$1,307	$3,557	$283	$2,304	$1,714	$270	$472	$9,907
Charge-offs	-	-	-	(92)	(224)	-	-	(316)
Recoveries	37	1	-	425	139	-	-	602
Provisions (credits)	7	384	77	(294)	60	67	530	831
Ending balance, June 30, 2020	$1,351	$3,942	$360	$2,343	$1,689	$337	$1,002	$11,024

Three months ended June 30, 2019
Allowance for loan losses:
Beginning balance, April 1, 2019	$1,155	$3,051	$106	$2,499	$1,963	$423	$56	$9,253
Charge-offs	(27)	-	(18)	(621)	(457)	-	-	(1,123)
Recoveries	2	14	-	123	329	-	-	468
Provisions (credits)	22	364	90	70	4	(212)	9	347
Ending balance, June 30, 2019	$1,152	$3,429	$178	$2,071	$1,839	$211	$65	$8,945

Six months ended June 30, 2020
Allowance for loan losses:
Beginning balance, January 1, 2020	$1,147	$3,198	$271	$1,997	$1,658	$253	$426	$8,950
Charge-offs	-	(56)	-	(127)	(462)	-	-	(645)
Recoveries	39	1	-	484	213	-	-	737
Provisions (credits)	165	799	89	(11)	280	84	576	1,982
Ending balance, June 30, 2020	$1,351	$3,942	$360	$2,343	$1,689	$337	$1,002	$11,024

Six months ended June 30, 2019
Allowance for loan losses:
Beginning balance, January 1, 2019	$1,175	$3,107	$188	$2,552	$2,051	$417	$29	$9,519
Charge-offs	(27)	-	(18)	(760)	(772)	-	-	(1,577)
Recoveries	6	14	81	207	502	-	-	810
Provisions (credits)	(2)	308	(73)	72	58	(206)	36	193
Ending balance, June 30, 2019	$1,152	$3,429	$178	$2,071	$1,839	$211	$65	$8,945

The following table represents the allocation of the ALLL and the related loan balance, by loan category, disaggregated based on the impairment methodology at June 30, 2020 and  December 31, 2019:

			Construction,
			Land			State and
	Residential	Commercial	Acquisition and	Commercial		Political
(in thousands)	Real Estate	Real Estate	Development	and Industrial	Consumer	Subdivisions	Unallocated	Total
June 30, 2020
Allowance for loan losses:
Individually evaluated for impairment	$8	$267	$-	$237	$1	$-	$-	$513
Collectively evaluated for impairment	1,343	3,675	360	2,106	1,688	337	1002	10,511
Total	$1,351	$3,942	$360	$2,343	$1,689	$337	$1,002	$11,024

Loans receivable:
Individually evaluated for impairment	$2,234	$10,647	$72	$1,050	$280	$-	$-	$14,283
Collectively evaluated for impairment	168,283	271,303	51,072	279,220	120,298	46,443	-	936,619
Total	$170,517	$281,950	$51,144	$280,270	$120,578	$46,443	$-	$950,902

December 31, 2019
Allowance for loan losses:
Individually evaluated for impairment	$9	$221	$-	$242	$1	$-	$-	$473
Collectively evaluated for impairment	1,138	2,977	271	1,755	1,657	253	426	8,477
Total	$1,147	$3,198	$271	$1,997	$1,658	$253	$426	$8,950

Loans receivable:
Individually evaluated for impairment	$2,711	$11,640	$76	$1,164	$195	$-	$-	$15,786
Collectively evaluated for impairment	168,012	266,739	47,408	146,459	138,044	43,908	-	810,570
Total	$170,723	$278,379	$47,484	$147,623	$138,239	$43,908	$-	$826,356

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

Credit Quality Indicators – Other Loans

Certain residential real estate loans, consumer loans, commercial and municipal indirect auto loans are monitored on a pool basis due to their homogeneous nature. Loans that are delinquent 90 days or more are placed on non-accrual status unless collection of the loan is in process and reasonably assured. FNCB utilizes accruing versus non-accrual status as the credit quality indicator for these loan pools.

The following tables present the recorded investment in loans receivable by loan category and credit quality indicator at June 30, 2020 and  December 31, 2019:

	Credit Quality Indicators
	June 30, 2020
	Commercial Loans						Other Loans
		Special				Subtotal	Accruing	Non-accrual	Subtotal	Total
(in thousands)	Pass	Mention	Substandard	Doubtful	Loss	Commercial	Loans	Loans	Other	Loans
Residential real estate	$29,511	$256	$252	$-	$-	$30,019	$139,646	$852	$140,498	$170,517
Commercial real estate	265,355	7,568	9,027	-	-	281,950	-	-	-	281,950
Construction, land acquisition and development	49,326	-	-	-	-	49,326	1,818	-	1,818	51,144
Commercial and industrial	274,337	599	1,205	-	-	276,141	4,129	-	4,129	280,270
Consumer	3,627	-	-	-	-	3,627	116,212	739	116,951	120,578
State and political subdivisions	46,430	-	-	-	-	46,430	13	-	13	46,443
Total	$668,586	$8,423	$10,484	$-	$-	$687,493	$261,818	$1,591	$263,409	$950,902

	Credit Quality Indicators
	December 31, 2019
	Commercial Loans						Other Loans
		Special				Subtotal	Accruing	Non-accrual	Subtotal	Total
(in thousands)	Pass	Mention	Substandard	Doubtful	Loss	Commercial	Loans	Loans	Other	Loans
Residential real estate	$32,219	$177	$307	$-	$-	$32,703	$136,709	$1,311	$138,020	$170,723
Commercial real estate	266,112	1,668	10,599	-	-	278,379	-	-	-	278,379
Construction, land acquisition and development	46,361	-	-	-	-	46,361	1,123	-	1,123	47,484
Commercial and industrial	140,589	426	1,484	-	-	142,499	5,124	-	5,124	147,623
Consumer	3,111	-	-	-	-	3,111	134,457	671	135,128	138,239
State and political subdivisions	43,908	-	-	-	-	43,908	-	-	-	43,908
Total	$532,300	$2,271	$12,390	$-	$-	$546,961	$277,413	$1,982	$279,395	$826,356

Loans classified as special mention were $8.4 million at June 30, 2020 and $2.3 million at December 31, 2019, an increase of $6.1 million. Loans classified at substandard were $10.5 million at June 30, 2020 and $12.4 million at December 31, 2020, a decrease of $1.9 million. The changes primarily involved rating classification changes for three commercial loan relationships. There was one large commercial loan relationship secured by commercial real estate with a recorded investment of $5.1 million that was downgraded to special mention during the six months ended June 30, 2020. There were two loan relationships involving commercial and industrial loans, commercial real estate and residential real estate properties with an aggregate recorded investment of $1.4 million that were upgraded from substandard to special mention.

Included in loans receivable are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The recorded investment in these non-accrual loans was $6.7 million and $9.1 million at June 30, 2020 and  December 31, 2019, respectively. Generally, loans are placed on non-accrual status when they become 90 days or more delinquent. Once a loan is placed on non-accrual status, it remains on non-accrual status until it has been brought current, has six months of performance under the loan terms, and factors indicating reasonable doubt about the timely collection of payments no longer exist. Therefore, loans may be current in accordance with their loan terms, or may be less than 90 days delinquent, and still be on a non-accrual status. There were no loans past due 90 days or more and still accruing at June 30, 2020 and  December 31, 2019.

The following tables present the delinquency status of past due and non-accrual loans at June 30, 2020 and  December 31, 2019:

	June 30, 2020
	Delinquency Status
	0-29 Days	30-59 Days	60-89 Days	>/= 90 Days
(in thousands)	Past Due	Past Due	Past Due	Past Due	Total
Performing (accruing) loans:
Residential real estate	$169,374	$79	$-	$-	$169,453
Commercial real estate	277,561	232	-	-	277,793
Construction, land acquisition and development	51,144	-	-	-	51,144
Commercial and industrial	279,351	139	-	-	279,490
Consumer	118,519	1,073	247	-	119,839
State and political subdivisions	46,443	-	-	-	46,443
Total performing (accruing) loans	942,392	1,523	247	-	944,162

Non-accrual loans:
Residential real estate	510	21	-	533	1,064
Commercial real estate	1,589	-	-	2,568	4,157
Construction, land acquisition and development	-	-	-	-	-
Commercial and industrial	682	-	-	98	780
Consumer	295	133	116	195	739
State and political subdivisions	-	-	-	-	-
Total non-accrual loans	3,076	154	116	3,394	6,740

Total loans receivable	$945,468	$1,677	$363	$3,394	$950,902

	December 31, 2019
	Delinquency Status
	0-29 Days	30-59 Days	60-89 Days	>/= 90 Days
(in thousands)	Past Due	Past Due	Past Due	Past Due	Total
Performing (accruing) loans:
Residential real estate	$168,754	$134	$261	$-	$169,149
Commercial real estate	272,561	75	106	-	272,742
Construction, land acquisition and development	47,484	-	-	-	47,484
Commercial and industrial	146,221	200	-	-	146,421
Consumer	135,384	1,695	489	-	137,568
State and political subdivisions	43,908	-	-	-	43,908
Total performing (accruing) loans	814,312	2,104	856	-	817,272

Non-accrual loans:
Residential real estate	873	17	228	456	1,574
Commercial real estate	2,520	893	434	1,790	5,637
Construction, land acquisition and development	-	-	-	-	-
Commercial and industrial	943	-	114	145	1,202
Consumer	193	93	38	347	671
State and political subdivisions	-	-	-	-	-
Total non-accrual loans	4,529	1,003	814	2,738	9,084

Total loans receivable	$818,841	$3,107	$1,670	$2,738	$826,356

The following tables present a distribution of the recorded investment, unpaid principal balance and the related allowance for FNCB’s impaired loans, which have been analyzed for impairment under ASC 310, at June 30, 2020 and  December 31, 2019. Non-accrual loans, other than TDRs, with balances less than the $100 thousand loan relationship threshold are not evaluated individually for impairment and accordingly, are not included in the following tables. However, these loans are evaluated collectively for impairment as homogeneous pools in the general allowance under ASC Topic 450. Total non-accrual loans, other than TDRs, with balances less than the $100 thousand loan relationship threshold that were evaluated under ASC Topic 450 amounted to $1.0 million at both  June 30, 2020 and  December 31, 2019.

	June 30, 2020
		Unpaid
	Recorded	Principal	Related
(in thousands)	Investment	Balance	Allowance
With no allowance recorded:
Residential real estate	$815	$893	$-
Commercial real estate	3,388	4,902	-
Construction, land acquisition and development	72	72	-
Commercial and industrial	179	179	-
Consumer	112	116	-
State and political subdivisions	-	-	-
Total impaired loans with no related allowance recorded	4,565	6,162	-

With a related allowance recorded:
Residential real estate	1,419	1,419	8
Commercial real estate	7,259	7,978	267
Construction, land acquisition and development	-	-	-
Commercial and industrial	871	1,107	237
Consumer	168	168	1
State and political subdivisions	-	-	-
Total impaired loans with a related allowance recorded	9,717	10,672	513

Total impaired loans:
Residential real estate	2,234	2,312	8
Commercial real estate	10,647	12,880	267
Construction, land acquisition and development	72	72	-
Commercial and industrial	1,050	1,286	237
Consumer	280	284	1
State and political subdivisions	-	-	-
Total impaired loans	$14,283	$16,834	$513

	December 31, 2019
		Unpaid
	Recorded	Principal	Related
(in thousands)	Investment	Balance	Allowance
With no allowance recorded:
Residential real estate	$1,217	$1,303	$-
Commercial real estate	4,548	6,007	-
Construction, land acquisition and development	76	76	-
Commercial and industrial	593	850	-
Consumer	23	26	-
State and political subdivisions	-	-	-
Total impaired loans with no related allowance recorded	6,457	8,262	-

With a related allowance recorded:
Residential real estate	1,494	1,494	9
Commercial real estate	7,092	7,811	221
Construction, land acquisition and development	-	-	-
Commercial and industrial	571	573	242
Consumer	172	172	1
State and political subdivisions	-	-	-
Total impaired loans with a related allowance recorded	9,329	10,050	473

Total impaired loans:
Residential real estate	2,711	2,797	9
Commercial real estate	11,640	13,818	221
Construction, land acquisition and development	76	76	-
Commercial and industrial	1,164	1,423	242
Consumer	195	198	1
State and political subdivisions	-	-	-
Total impaired loans	$15,786	$18,312	$473

The following table presents the average balance and interest income by loan category recognized on impaired loans for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
	Average	Interest	Average	Interest	Average	Interest	Average	Interest
(in thousands)	Balance	Income (1)	Balance	Income (1)	Balance	Income (1)	Balance	Income (1)
Residential real estate	$2,274	$20	$1,878	$20	$2,422	$40	$1,858	$41
Commercial real estate	10,980	70	9,229	76	11,150	138	9,430	153
Construction, land acquisition and development	73	1	80	2	74	2	81	3
Commercial and industrial	1,236	6	1,337	1	1,125	6	1,192	1
Consumer	282	1	200	2	237	3	290	7
State and political subdivisions	-	-	-	-	-	-	-	-
Total impaired loans	$14,845	$98	$12,724	$101	$15,008	$189	$12,851	$205

(1) Interest income represents income recognized on performing TDRs.

The additional interest income that would have been earned on non-accrual and restructured loans had these loans performed in accordance with their original terms approximated $94 thousand and $205 thousand for the three and six months ended June 30, 2020 and $95 thousand and $177 thousand for the three and six months ended June 30, 2019, respectively.

Troubled Debt Restructured Loans

TDRs at both June 30, 2020 and  December 31, 2019 were $9.1 million. Accruing and non-accruing TDRs were $8.6 million and $0.5 million, respectively, at June 30, 2020, and $7.7 million and $1.4 million, respectively, at December 31, 2019. Approximately $158 thousand and $97 thousand in specific reserves have been established for TDRs as of June 30, 2020 and  December 31, 2019, respectively. FNCB was not committed to lend additional funds to any loan classified as a TDR at June 30, 2020.

The modification of the terms of loans classified as TDRs may include one or a combination of the following changes, among others: a reduction of the stated interest rate of the loan, an extension of the maturity date, capitalization of real estate taxes, a payment modification under a forbearance agreement, or a permanent reduction of the recorded investment in the loan.

There were three commercial and industrial loans and one residential mortgage loan modified as TDRs during the three and six months ended June 30, 2020. The three commercial and industrial loans were modified under forbearance agreements and had an aggregate pre- and post-modification recorded investment of $196 thousand. The one residential mortgage loan that was modified as a TDR involved an extension of terms and the loan had a pre-and post-modification balance of $88 thousand. There was one residential mortgage loan modified as a TDR during the three and six months ended June 30, 2019.  The modification involved an extension of terms and the loan has a pre-and post-modification balance of $24 thousand. There were no loans modified as a TDR within the previous 12 months that subsequently defaulted, defined as 90 days or more past due, during the three and six months ended June 30, 2020 and 2019. There was one consumer TDR that was modified within the previous 12 months in the amount of $103 thousand that defaulted (defined as past 90 days or more) during the three and six months ended June 30, 2019.

Modifications Related to COVID-19

In late March 2020, the federal banking regulators issued guidance that modifications made to a borrower affected by the COVID-19 pandemic and governmental shutdown orders do not need to be identified as a TDR if the loan was current at the time a modification plan was implemented. Section 4013 of the CARES Act also addressed COVID-19-related modifications and specified that such modifications made on loans that were current as of December 31, 2019 are not TDRs. As of June 30, 2020, FNCB has applied this guidance and made 905 such modifications with principal balances totaling $176.6 million. Management is closely monitoring all loans for which a payment deferral has been granted and will continue to follow the guidance issued by the banking regulators in making any TDR determinations.

The following table presents the number, and aggregate recorded investment, of COVID-19 related loan modifications by major loan category that were outstanding at June 30, 2020.

	Deferrals Remaining
(in thousands)	As of June 30, 2020
COVID -19 related loan modifications:	Number of Loans	Recorded Investment
Residential real estate	213	$20,338
Commercial real estate	160	108,100
Construction, land acquisition and development	16	16,340
Commercial and industrial	110	23,880
Consumer	406	7,920
State and political subdivisions	-	-
Total	905	$176,578

As of July 30, 2020, there were 128 loans with an aggregate recorded investment of $17.1 million that were still in deferment. There were 777 loans, with an aggregate recorded investment of $159.5 million, as of July 30, 2020 for which the deferral period had expired and the borrower had not requested any additional deferral.

Residential Real Estate Loan Foreclosures

There were no residential real estate properties foreclosed upon during the three and six months ended June 30, 2020 or included in OREO at June 30, 2020.

There were two consumer mortgage loans secured by residential real estate properties in the process of foreclosure at June 30, 2019. There was no aggregate recorded investment to FNCB for these two loans at June 30, 2019. The balance of one loan was previously charged-off in its entirety and the other loan was sold to an investor on the secondary market.  There was one investor-owned residential real estate property with a carrying value of $52 thousand that was foreclosed upon during the three and six months ended June 30, 2019 and included in OREO at June 30, 2019.

Note 5. Deposits

The following table presents deposits by major category at June 30, 2020 and  December 31, 2019:

	June 30,	December 31,
(in thousands)	2020	2019
Demand (non-interest bearing)	$266,846	$179,465
Interest-bearing:
Interest-bearing demand	607,436	534,677
Savings	103,197	94,530
Time ($250,000 and over)	41,735	48,425
Other time	150,413	144,612
Total interest-bearing	902,781	822,244
Total deposits	$1,169,627	$1,001,709

Total deposits were $1.170 billion at June 30, 2020  and $1.002 billion at December 31, 2019. With the exception of time deposits $250,000 and over, deposits in all major categories increased. Non-interest-bearing demand deposits $266.8 million at June 30, 2020 and $179.5 million at December 31, 2019, an increase of $87.3 million. Interest-bearing deposits increased were $902.8 million at June 30, 2020 and $822.2 million at December 31, 2019, an increase of $80.6 million. The increases were predominantly due to funding PPP loans, as well as increased demand for bank deposit products and reduced consumer and business spending due to uncertain economic conditions related to the COVID-19 pandemic.

Note 6. Borrowings

FNCB has an agreement with the Federal Home Loan Bank (“FHLB”) of Pittsburgh which allows for borrowings, either overnight or term, up to a maximum borrowing capacity based on a percentage of qualifying loans pledged under a blanket pledge agreement. In addition to pledging loans, FNCB is required to purchase FHLB of Pittsburgh stock based upon the amount of credit extended. Loans that were pledged to collateralize borrowings under this agreement were $485.7 million at June 30, 2020 and $475.3 million at December 31, 2019. FNCB’s maximum borrowing capital was $341.5 million at June 30, 2020. There were $42.8 million in fixed-rate term advances, having original maturities of three months to two years, and $32.0 million in letters of credit to secure municipal deposits outstanding at June 30, 2020 under this agreement. There were no overnight borrowings through the FHLB of Pittsburgh outstanding at June 30, 2020.

Advances through the Federal Reserve Bank Discount Window generally include short-term advances which are fully collateralized by certain pledged loans in the amount of $33.5 million under the Federal Reserve Bank’s Borrower-in-Custody (“BIC”) program. There were no advances under the BIC program outstanding at June 30, 2020 and December 31, 2019. FNCB had available borrowing capacity of $14.4 million under this program at June 30, 2020.

At June 30, 2020, Federal Reserve Discount Window advances were entirely comprised of $36.2 million in borrowings under the Paycheck Protection Program Liquidity Facility (“PPPLF”). The PPPLF was established on April 9, 2020 to provide participating lenders with liquidity to loan money under the PPP. PPPLF advances are collateralized by pools of PPP loans, have an interest rate of 0.35% and a maturity date equal to the term of the pool of PPP loans securing it. Repayment of PPP loans serving as collateral must be passed on to the Federal Reserve Bank Discount Window to pay down the corresponding PPPLF advance. At June 30, 2020, FNCB had total PPP loans outstanding of $117.0 million, of which $36.2 million were pledged as collateral for PPPLF advances outstanding. FNCB had additional liquidity available through the PPPLF of $80.8 million at June 30, 2020.

	June 30,	December 31,
(in thousands)	2020	2019
Federal Reserve Discount Window advances	$36,242	$-
FHLB of Pittsburgh advances:
Overnight advances	-	14,100
Term advances	42,809	32,809
Subtotal FHLB of Pittsburgh advances	42,809	46,909
Junior subordinated debentures	10,310	10,310
Total borrowed funds	$89,361	$57,219

Note 7. Derivative and Hedging Transactions

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

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of FNCB’s derivative financial instruments and the classification on the consolidated statements of financial condition at June 30, 2020 and December 31, 2019.

			Derivative Assets						Derivative Liabilities
			As of June 30, 2020		As of December 31, 2019				As of June 30, 2020		As of December 31, 2019
(in thousands)	Notional Amount		Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Notional Amount		Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate products		$-	Other assets	$-	Other assets	$-		$30,000	Other liabilities	$126	Other liabilities	$-
Total derivatives designated as hedging instruments				-		-				126		-

Cash and other collateral (1)				-		-				-		-
Net derivative amounts	$			$-		$-	$			$126		$-

(1) Other collateral represents the amount that cannot be used to offset FNCB's derivative assets and liabilities from a gross basis to a net basis in accordance with the applicable accounting guidance. The other collateral consists of securities and is exchanged under bilateral collateral and master netting agreements that allow FNCB to offset the net derivative position with the related collateral. The application of the other collateral cannot reduce the net derivative position below zero. Therefore, excess other collateral, if any, is not reflected above.

Effect of Fair Value and Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income

The table below presents the effect of fair value and cash flow hedge accounting on Accumulated Other Comprehensive Income as of June 30, 2020; amounts disclosed are gross and not net of taxes.

	Three Months Ended June 30, 2020
(in thousands)	Amount of Gain or (Loss) Recognized in OCI on Derivative	Amount of Gain or (Loss) Recognized in OCI Included Component	Amount of Gain or (Loss) Recognized in OCI Excluded Component	Location of Gain or (Loss) Recognized from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income Included Component	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income Excluded Component
Derivatives in cash flow hedging relationships
Interest rate products	$(99)	$(99)	$-	Interest expense	$33	$33	$-
Total	$(99)	$(99)	$-		$33	$33	$-

	Six Months Ended June 30, 2020
(in thousands)	Amount of Gain or (Loss) Recognized in OCI on Derivative	Amount of Gain or (Loss) Recognized in OCI Included Component	Amount of Gain or (Loss) Recognized in OCI Excluded Component	Location of Gain or (Loss) Recognized from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income Included Component	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income Excluded Component
Derivatives in cash flow hedging relationships
Interest rate products	$(112)	$(112)	$-	Interest expense	$35	$35	$-
Total	$(112)	$(112)	$-		$35	$35	$-

Effect of Fair Value and Cash Flow Hedge Accounting on the Consolidated Statements of Income and Comprehensive Income

There were no derivative financial instruments outstanding during the six months ended June 30, 2019. The table below presents the effect of the FNCB’s derivative financial instruments on the Income Statement for the three and six months ended June 30, 2020.

	Location and Amount of Gain or (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Three Months Ended	Six Months Ended
	June 30, 2020	June 30, 2020
(in thousands)	Interest Expense	Interest Expense
Total amounts of income and expense line items presented in the cash flow statement of financial performance in which the effects of fair value or hedges are recorded	$33	$35

The effects of fair value and cash flow hedging:
Gain or (loss) on cash flow hedging relationships in Subtopic 815-20
Interest contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income	$33	$35
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income as a result that a forecasted transaction is no longer probable of occurring	$-	$-

Amount of gain or (loss) reclassified from accumulated OCI into income - included component	$33	$35
Amount of gain or (loss) reclassified from accumulated OCI into income - excluded component	$-	$-

Credit-risk-related Contingent Features

FNCB has agreements with each of its derivative counterparties that contain a provision where if FNCB defaults or is capable of being declared in default on any of its indebtedness, then it could also be declared in default on its derivative obligations.

FNCB has agreements with certain of its derivative counterparties that contain a provision where if it fails to maintain its status as a well-capitalized institution, then it could be required to post additional collateral.

As of June 30, 2020, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $126 thousand. As of June 30, 2020, FNCB has not posted any collateral related to these agreements. If FNCB had breached any of these provisions at June 30, 2020, it could have been required to settle its obligations under the agreements at the termination value of $126 thousand.

Note 8. Income Taxes

The following table presents a reconciliation between the effective income tax expense and the income tax expense that would have been provided at the federal statutory tax rate of 21.0% for the three and six months ended June 30, 2020 and 2019, respectively.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2020		2019		2020		2019
(dollars in thousands)	Amount	%	Amount	%	Amount	%	Amount	%
Provision at statutory tax rates	$1,013	21.00%	$643	21.00%	$1,541	21.00%	$1,313	21.00%
Add (deduct):
Tax effects of tax free interest income	(165)	(3.42)%	(78)	(2.55)%	(271)	(3.69)%	(184)	(2.94)%
Non-deductible interest expense	4	0.09%	2	0.06%	9	0.12%	7	0.11%
Bank-owned life insurance	(25)	(0.52)%	(27)	(0.88)%	(52)	(0.71)%	(55)	(0.88)%
Other items, net	(22)	(0.47)%	(26)	(0.85)%	30	0.41%	(12)	(0.19)%
Income tax provision	$805	16.68%	$514	16.78%	$1,257	17.13%	$1,069	17.10%

FNCB's net deferred tax assets were $3.0 million at June 30, 2020 and $6.3 million at December 31, 2019. At June 30, 2020, FNCB had $3.1 million in deferred tax assets that were related to approximately $20.0 million in net operating loss carryovers.

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

Management performed an evaluation of FNCB’s deferred tax assets at June 30, 2020 taking into consideration all available positive and negative evidence at that time. Based on this evaluation, management believes that FNCB’s future taxable income will be sufficient to utilize deferred tax assets. Accordingly, a valuation allowance for deferred tax assets was not required at June 30, 2020 and  December 31, 2019.

Note 9.  Related Party Transactions

In conducting its business, FNCB has engaged in, and intends to continue to engage in, banking and financial transactions with directors, executive officers and their related parties.

FNCB has granted loans, letters of credit and lines of credit to directors, executive officers and their related parties. The following table summarizes the changes in the total amounts of such outstanding loans, advances under lines of credit, net of any participations sold, as well as repayments during the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Balance, beginning of period	$82,818	$72,150	$77,896	$64,634
Additions, new loans and advances	13,143	12,004	30,696	29,093
Repayments	(2,388)	(5,402)	(15,019)	(14,975)
Balance, end of period	$93,573	$78,752	$93,573	$78,752

At June 30, 2020, twelve related party loans with an aggregate balance of $15.4 million were provided a short-term, COVID-19 payment modification. Other than these modifications, there were no loans made to directors, executive officers and their related parties that were not performing in accordance with the original terms of the loan agreements.

Deposits from directors, executive officers and their related parties held by the Bank at June 30, 2020 and  December 31, 2019 amounted to $117.1 million and $84.1 million, respectively. Interest paid on the deposits amounted to $270 thousand and $241 thousand for the six months ended June 30, 2020 and 2019, respectively.

In the course of its operations, FNCB acquires goods and services from, and transacts business with, various companies of related parties, which include, but are not limited to, employee health insurance, fidelity bond and errors and omissions insurance, legal services, rent and repair of repossessed automobiles for resale. FNCB recorded payments to related parties for goods and services of $223 thousand and $713 thousand for the three and six months ended June 30, 2020, respectively, and $528 thousand and $1.0 million for the respective periods of 2019.

Note 10. Commitments and Contingencies

Leases

FNCB is obligated under operating leases for certain bank branches, office space, automobiles and equipment. Operating lease right of use ("ROU") assets represent FNCB's right to use an underlying asset during the lease term and operating liabilities represent our obligation to make lease payments under the lease agreement. ROU assets and operating lease liabilities are recognized at lease commencement based on the present value of the remaining lease payments using a discount rate that represents FNCB's incremental borrowing rate at the commencement date. ROU assets are included in other assets and operating lease liabilities are included in other liabilities in the consolidated statements of financial condition. As of June 30, 2020, ROU assets and lease liabilities were $3.0 million and $3.3 million, respectively. FNCB entered into one new automobile lease during the  six months ended June 30, 2020 with a ROU asset and corresponding lease liability of $18 thousand and $16 thousand, respectively.

The following table summarizes the components of FNCB's operating lease expense for the three and six months ended June 30, 2020 and 2019. Operating lease expense associated with bank branches and office space is included in occupancy expense, while operating lease expense associated with automobiles and office equipment are included in equipment expense in the consolidated statements of income.

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating lease cost - bank branches	$91	$86	$177	$171
Operating lease cost - automobiles and equipment	8	6	20	8
Short-term lease cost - office space	9	9	18	24
Short-term lease cost - automobiles and equipment	-	2	-	5
Variable lease cost	-	-	-	-
Total lease cost	$108	$103	$215	$208

The following table summarizes the maturity of remaining operating lease liabilities as of June 30, 2020:

(in thousands)	June 30, 2020
2020	$172
2021	361
2022	331
2023	323
2024	287
2025 and thereafter	2,813
Total lease payments	4,287
Less: imputed interest	956
Present value of operating lease liabilities	$3,331

The following table presents other information related to our operating leases:

(dollars in thousands)	June 30, 2020
Weighted-average remaining lease term	13.99 years
Weighted-average discount rate	3.47%
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$216

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

Note 11. Stock Compensation Plans/Subsequent Event

FNCB has a Long-Term Incentive Compensation Plan (“LTIP”) for directors, executives and key employees. The LTIP authorizes up to 1,200,000 shares of common stock for issuance and provides the Board of Directors with the authority to offer several different types of long-term incentives, including stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares. During the six months ended June 30, 2020 and 2019, the Board of Directors granted 75,924 and 57,684 shares of restricted stock, respectively, under the LTIP. At June 30, 2020, there were 778,857 shares of common stock available for award under the LTIP. For the six months ended June 30, 2020 and 2019, stock-based compensation expense, which is included in salaries and benefits expense in the consolidated statements of income, totaled $143 thousand and $140 thousand, respectively. Total unrecognized compensation expense related to unvested restricted stock awards was $1.1 million and $1.0 million at June 30, 2020 and 2019, respectively. Unrecognized compensation expense related to unvested shares of restricted stock is expected to be recognized over a weighted-average period of 3.85 years.

On July 1, 2020, 2,555 shares of FNCB's common stock were granted under the LTIP to each of the Bank's ten non-employee directors, or 25,550 shares in aggregate. The shares of common stock immediately vested to each director upon grant, and the fair value per share on the grant date was $5.87.  Directors fees totaling $150 thousand associated with this grant will be recognized on July 1, 2020.

The following table summarizes the activity related to FNCB’s unvested restricted stock awards during the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
		Weighted-		Weighted-		Weighted-		Weighted-
		Average		Average		Average		Average
	Restricted	Grant Date	Restricted	Grant Date	Restricted	Grant Date	Restricted	Grant Date
(dollars in thousands)	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Unvested restricted stock awards:
Total outstanding, beginning of period	201,415	$7.14	172,386	$7.55	128,150	$7.76	114,702	$7.50
Awards granted	-	-	-	-	75,924	6.07	57,684	7.64
Forfeitures	-	-	(781)	7.68	(2,659)	6.24	(781)	7.68
Vestings	(31,783)	7.69	(37,558)	6.80	(31,783)	7.69	(37,558)	6.80
Total outstanding, end of period	169,632	$7.04	134,047	$7.75	169,632	$7.04	134,047	$7.75

Note 12. Regulatory Matters

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

FNCB’s ability to pay dividends to its shareholders is largely dependent on the Bank’s ability to pay dividends to FNCB. Bank regulations limit the amount of dividends that may be paid without prior approval of the Bank’s regulatory agency. For the three and six months ended June 30, 2020, cash dividends declared and paid by FNCB were $0.055 per share and $0.11 per share, respectively, and $0.05 per share and $0.10 per share, respectively, for the three and six months ended June 30, 2019. FNCB offers a Dividend Reinvestment and Stock Purchase Plan (“DRP”) to its shareholders. For the three and six months ended June 30, 2020 and 2019, dividend reinvestment shares were purchased in open market transactions, however shares under the optional cash purchase feature of the DRP were issued from authorized but unissued common shares. Common shares issued under the DRP for the three and six months ended June 30, 2020 and 2019 totaled 2,574 and 5,416, respectively and 1,899 and 3,538, respectively for the same periods in 2019. Subsequent to June 30, 2020, on July 30, 2020, FNCB declared a cash dividend for the third quarter of 2020 of $0.055 per share, which is payable on September 15, 2020 to shareholders of record as of September 1, 2020.

In 2018, the Federal Reserve increased the asset limit to qualify as a small bank holding company from $1 billion to $3 billion. As a result, the Company met the eligibility criteria for a small bank holding company and was exempt from risk-based capital and leverage rules, including Basel III. FNCB and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on FNCB’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, FNCB and the Bank must meet specific capital guidelines that involve quantitative measures of FNCB's and the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. FNCB's and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Management believes, as of June 30, 2020 and December 31, 2019, that FNCB and the Bank meet all applicable capital adequacy requirements. In addition, the Bank is required to maintain a "capital conservation buffer," composed entirely of common equity Tier I capital, in addition to minimum risk-based capital ratios, in order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payments to executive officers). The required capital conservation buffer is 2.500% for 2020 and 2019. Management believes the Bank was in full compliance with the additional capital conservation buffer requirement at June 30, 2020 and December 31, 2019.

Current quantitative measures established by regulation to ensure capital adequacy require FNCB Bank to maintain minimum amounts and ratios (set forth in the tables below) of Total capital, Tier I capital, and Tier I common equity (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). The following tables present summary information regarding the Bank’s risk-based capital and related ratios at June 30, 2020 and  December 31, 2019:

	FNCB Bank		Minimum Required For Capital Adequacy Purposes	Minimum Required For Capital Adequacy Purposes with Conservation Buffer	Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
(dollars in thousands)	Amount	Ratio	Ratio	Ratio	Ratio
June 30, 2020

Total capital (to risk-weighted assets)	$148,033	15.68%	8.00%	10.50%	10.00%

Tier I capital (to risk-weighted assets)	136,348	14.44%	6.00%	8.50%	8.00%

Tier I common equity (to risk-weighted assets)	136,348	14.44%	4.50%	7.00%	6.50%

Tier I capital (to average assets)	136,348	10.42%	4.00%	4.00%	5.00%

Total risk-weighted assets	944,154

Total average assets	1,308,588

	FNCB Bank		Minimum Required For Capital Adequacy Purposes	Minimum Required For Capital Adequacy Purposes with Conservation Buffer	Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
(dollars in thousands)	Amount	Ratio	Ratio	Ratio	Ratio
December 31, 2019

Total capital (to risk-weighted assets)	$133,406	14.77%	8.00%	10.50%	10.00%

Tier I capital (to risk-weighted assets)	123,753	13.70%	6.00%	8.50%	8.00%

Tier I common equity (to risk-weighted assets)	123,753	13.70%	4.50%	7.00%	6.50%

Tier I capital (to average assets)	123,753	10.36%	4.00%	4.00%	5.00%

Total risk-weighted assets	903,172

Total average assets	1,194,789

Note 13. Fair Value Measurements

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

At June 30, 2020, FNCB owned ten corporate debt securities with an aggregate amortized cost and fair value of $15.8 million and $15.7 million, respectively. The market for seven of the ten corporate debt securities at June 30, 2020 was not active and markets for similar securities are also not active.  FNCB obtained valuations for these securities from a third-party service provider that prepared the valuations using a discounted cash flow approach.  Management takes measures to validate the service providers’ analysis and is actively involved in the valuation process, including reviewing and verifying the assumptions used in the valuation calculations. Results of a discounted cash flow test are significantly affected by variables such as the estimate of the probability of default, estimates of future cash flows, discount rates, prepayment rates and the creditworthiness of the underlying issuers.  FNCB considers these inputs to be unobservable Level 3 inputs because they are based on estimates about the assumptions market participants would use in pricing this type of asset and developed based on the best information available in the circumstances rather than on observable inputs. As it relates to fair value measurements, once each issuer is categorized and the forecasted default rates have been applied, the expected cash flows are modeled using the variables described above. Discount rates ranging from 5.55% to 6.80% were applied to the expected cash flows to estimate fair value. Management will continue to monitor the market for these securities to assess the market activity and the availability of observable inputs and will continue to apply these controls and procedures to the valuations received from its third-party service provider for the period it continues to use an outside valuation service.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the financial assets and liabilities that were measured at fair value on a recurring basis at June 30, 2020, financial assets that were measured at fair value on a recurring basis at   December 31, 2019, and the fair value hierarchy of the respective valuation techniques utilized by FNCB to determine the fair value.:

	Fair Value Measurements at June 30, 2020
			Significant	Significant
		Quoted Prices	Other	Other
		in Active Markets	Observable	Unobservable
		for Identical Assets	Inputs	Inputs
(in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Available-for-sale debt securities:
Obligations of state and political subdivisions	$179,200	$-	$179,200	$-
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	59,346	-	59,346	-
Collateralized mortgage obligations - commercial	4,710	-	4,710	-
Mortgage-backed securities	11,098	-	11,098	-
Private collateralized mortgage obligations	28,485	-	28,485	-
Corporate debt securities	15,687	-	3,974	11,713
Asset-backed securities	6,390	-	6,390	-
Negotiable certificates of deposit	695	-	695	-
Subtotal available-for-sale debt securities	305,611	-	293,898	11,713
Equity securities, at fair value	938	938	-	-
Total	$306,549	$938	$293,898	$11,713

Financial liabilities:
Derivative liabilities	$126	$-	$126	$-
Total	$126	$-	$126	$-

	Fair Value Measurements at December 31, 2019
			Significant	Significant
		Quoted Prices	Other	Other
		in Active Markets	Observable	Unobservable
		for Identical Assets	Inputs	Inputs
(in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Available-for-sale debt securities:
Obligations of state and political subdivisions	$117,763	$-	$117,763	$-
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	80,294	-	80,294	-
Collateralized mortgage obligations - commercial	17,723	-	17,723	-
Mortgage-backed securities	18,485	-	18,485	-
Private collateralized mortgage obligations	25,075	-	25,075	-
Corporate debt securities	7,182	-	2,032	5,150
Asset-backed securities	5,621	-	5,621	-
Negotiable certificates of deposit	696	-	696	-
Subtotal available-for-sale debt securities	272,839	-	267,689	5,150
Equity securities, at fair value	920	920	-	-
Total	$273,759	$920	$267,689	$5,150

There were no transfers between levels within the fair value hierarchy during the six months ended June 30, 2020 and 2019.

The following table presents a reconciliation and statement of operations classifications of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3), which consisted entirely of corporate debt securities, for the six months ended June 30, 2020 and 2019.

Fair Value Measurements
Using Significant Unobservable Inputs (Level 3)
	Corporate Debt Securities
	For the Six Months Ended June 30,
(in thousands)	2020	2019
Balance at January 1,	$5,150	$3,929
Additions	8,800	1,000
Payments Received	-	-
Sales	-	-
Total gains or losses (realized/unrealized):
Included in earnings	-	-
Included in other comprehensive income (loss)	(2,237)	152
Balance at June 30,	$11,713	$5,081

Assets Measured at Fair Value on a Non-Recurring Basis

The following tables present assets and liabilities measured at fair value on a non-recurring basis at June 30, 2020 and  December 31, 2019, and additional quantitative information about the valuation techniques and inputs utilized by FNCB to determine fair value. All assets were measured using Level 3 inputs.

	June 30, 2020
	Fair Value Measurement			Quantitative Information
	Recorded	Valuation	Fair	Valuation	Unobservable	Value/
(in thousands)	Investment	Allowance	Value	Technique	Inputs	Range
Impaired loans - collateral dependent	$5,484	$352	$5,132	Appraisal of collateral	Selling cost	10.0%
Impaired loans - other	8,799	161	8,638	Discounted cash flows	Discount rate	3.00%-8.75%

	December 31, 2019
	Fair Value Measurement			Quantitative Information
	Recorded	Valuation	Fair	Valuation	Unobservable	Value/
(in thousands)	Investment	Allowance	Value	Technique	Inputs	Range
Impaired loans - collateral dependent	$7,721	$376	$7,345	Appraisal of collateral	Selling cost	10.0%
Impaired loans - other	8,065	97	7,968	Discounted cash flows	Discount rate	3.99%-7.49%
Other real estate owned	289	-	289	Appraisal of collateral	Selling cost	10.0%

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

The following table summarizes the estimated fair values of FNCB’s financial instruments using an exit price notion at June 30, 2020 and at December 31, 2019.  FNCB discloses fair value information about financial instruments, whether or not recognized in the statements of financial condition, for which it is practicable to estimate that value. The fair value of financial instruments that are not measured at fair value in the financial statements were based on the exit price notion. The following estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, management judgment is required to interpret data and develop fair value estimates. Accordingly, the estimates below are not necessarily indicative of the amounts FNCB could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	Fair Value	June 30, 2020		December 31, 2019
(in thousands)	Measurement	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Cash and short term investments	Level 1	$101,479	$101,479	$34,565	$34,565
Available-for-sale debt securities	See previous table	305,611	305,611	272,839	272,839
Equity securities, at fair value	Level 1	938	938	920	920
Restricted stock	Level 2	3,309	3,309	3,804	3,804
Loans held for sale	Level 2	765	765	1,061	1,061
Loans, net	Level 3	937,404	937,890	819,529	810,074
Accrued interest receivable	Level 2	5,201	5,201	3,234	3,234
Equity securities without readily determinable fair values	Level 3	1,658	1,658	1,658	1,658
Servicing rights	Level 3	303	557	356	790

Financial liabilities
Deposits	Level 2	1,169,627	1,171,369	1,001,709	1,001,829
Borrowed funds	Level 2	89,361	89,764	57,219	57,234
Accrued interest payable	Level 2	248	248	258	258
Derivative liabilities	Level 2	126	126	-	-

Note 14. Earnings per Share

For FNCB, the numerator of both the basic and diluted earnings per share of common stock is net income available to common shareholders. The weighted-average number of common shares outstanding used in the denominator for basic earnings per common share is increased to determine the denominator used for diluted earnings per common share by the effect of potentially dilutive common share equivalents utilizing the treasury stock method. For the three and six months ended June 30, 2020 and 2019, common share equivalents consisted entirely of incremental shares of unvested restricted stock.

The following table presents the calculation of both basic and diluted earnings per share of common stock for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share data)	2020	2019	2020	2019
Net income	$4,021	$2,549	$6,084	$5,184

Basic weighted-average number of common shares outstanding	20,191,527	20,129,150	20,182,012	19,428,717
Plus: Common share equivalents	-	4,700	2,034	6,359
Diluted weighted-average number of common shares outstanding	20,191,527	20,133,850	20,184,046	19,435,076

Income per common share:
Basic	$0.20	$0.13	$0.30	$0.27
Diluted	$0.20	$0.13	$0.30	$0.27

Note 15. Other Comprehensive Income

The following table summarizes the reclassifications out of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2020 and 2019, comprised entirely of unrealized gains and losses on available-for-sale debt securities:

	For the Three Months Ended June 30, 2020		For the Six Months Ended June 30, 2020
(in thousands)	Amount Reclassifed from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Income	Amount Reclassifed from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Income
Available-for-sale debt securities:
Reclassification adjustment for net gains reclassified into net income	$(922)	Net gain on the sale of available-for-sale debt securities	$(1,071)	Net gain on the sale of available-for-sale debt securities
Taxes	193	Income taxes	225	Income taxes
Net of tax amount	$(729)		$(846)

	For the Three Months Ended June 30, 2019		For the Six Months Ended June 30, 2019
(in thousands)	Amount Reclassifed from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Income	Amount Reclassifed from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Income
Available-for-sale debt securities:
Reclassification adjustment for net gains reclassified into net income	$(163)	Net gain on the sale of available-for-sale debt securities	$(323)	Net gain on the sale of available-for-sale debt securities
Taxes	34	Income taxes	68	Income taxes
Net of tax amount	$(129)		$(255)

The following table summarizes the changes in accumulated other comprehensive income (loss), net of tax for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Balance, beginning of period	$6,351	$(989)	$3,056	$(4,540)
Other comprehensive income (loss) before reclassifications	5,157	4,431	8,569	8,108
Amount reclassified from accumulated other comprehensive income (loss)	(729)	(129)	(846)	(255)
Net other comprehensive income (loss) during the period	4,428	4,302	7,723	7,853
Balance, end of period	$10,779	$3,313	$10,779	$3,313

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

Readers should carefully review the risk factors described in the Annual Report and other documents that FNCB periodically files with the SEC, including its Annual Report  on Form 10-K for the year ended December 31, 2019.

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

Securities Valuation and Evaluation for Impairment

Management utilizes various inputs to determine the fair value of its investment portfolio. To the extent they exist, unadjusted quoted market prices in active markets (Level 1) or quoted prices for similar assets or models using inputs that are observable, either directly or indirectly (Level 2) are utilized to determine the fair value of each investment in the portfolio. In the absence of observable inputs or if markets are illiquid, valuation techniques are used to determine fair value of any investments that require inputs that are both unobservable and significant to the fair value measurement (Level 3). For Level 3 inputs, valuation techniques are based on various assumptions, including, but not limited to, cash flows, discount rates, adjustments for nonperformance and liquidity, and liquidation values. A significant degree of judgment is involved in valuing investments using Level 3 inputs. The use of different assumptions could have a positive or negative effect on FNCB’s financial condition or results of operations. See Note 3, “Securities/Subsequent Event” and Note 13, “Fair Value Measurements” of the notes to consolidated financial statements included in Item 1 hereof for additional information about FNCB’s securities valuation techniques.

On a quarterly basis, management evaluates individual investment securities in an unrealized loss position for other than temporary impairment (“OTTI”). The evaluation for OTTI requires the use of various assumptions, including but not limited to, the length of time an investment’s fair value is less than book value, the severity of the investment’s decline, any credit deterioration of the issuer, whether management intends to sell the security, and whether it is more-likely-than-not that FNCB will be required to sell the security prior to recovery of its amortized cost basis. Debt investment securities deemed to have OTTI are written down by the impairment related to the estimated credit loss, and the non-credit related impairment loss is recognized in other comprehensive income. FNCB did not recognize any OTTI charges on investment securities for the three and six months ended June 30, 2020 and 2019 within the consolidated statements of income.

Refer to Note 3, “Securities/Subsequent Event,” of the notes to consolidated financial statements included in Item 1 hereof for additional information about valuation of securities.

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

In connection with determining the income tax provision or benefit, management considers maintaining liabilities for uncertain tax positions and tax strategies that it believes contain an element of uncertainty. Periodically, management evaluates each of FNCB’s tax positions and strategies to determine whether a liability for uncertain tax benefits is required. As of June 30, 2020 and December 31, 2019, management determined that FNCB did not have any uncertain tax positions or tax strategies and that no liability was required to be recorded.

Refer to Note 8, “Income Taxes,” of the notes to consolidated financial statements included in Item 1 hereof for additional information about income taxes.

New Authoritative Accounting Guidance and Accounting Guidance to be Adopted in Future Periods

Refer to Note 2, “New Authoritative Accounting Guidance,” of the notes to consolidated financial statements included in Item 1 hereof for information about new authoritative accounting guidance adopted by FNCB during the three months ended June 30, 2020, as well as new accounting guidance issued, but not previously reported, that will be adopted by FNCB in future periods.

Impact of COVID-19 and FNCB's response to the pandemic

In March 2020, the outbreak of the novel Coronavirus Disease 2019 ("COVID-19") was recognized as a pandemic by the World Health Organization. The spread of COVID-19 has created a global public health crisis that has resulted in unprecedented uncertainty, volatility and disruption in financial markets and in governmental, commercial and consumer activity in the United States and globally, including the markets that FNCB serves. Governmental authorities responded to the COVID-19 pandemic by mandating the closure of locations of non-essential businesses and requiring individuals to observe social distancing and "stay-at-home" restrictions. These governmental restrictions, coupled with fear of contracting the virus, have resulted in a rapid decline in commercial and consumer activity, loss of revenues by businesses, a severe spike in unemployment, material decreases in oil and gas prices and in business valuations, disrupted global supply chains and market volatility. The federal government responded by enacting bipartisan emergency response legislation. Additionally, the Federal Open Market Committee ("FOMC") lowered the federal funds target rate a total of 150 basis points in two emergency actions, 50 basis points on March 3, 2020 and 100 basis points on March 15, 2020, with an expectation that Federal Reserve policy will maintain a low interest rate environment for the foreseeable future. Late in the second quarter of 2020, state and local economies began the re-opening process subject to a resurgence of COVID-19 locally, regionally or nationally. Businesses were allowed to operate but must adhere to capacity restrictions and safety and social distancing requirements.

As a financial institution, FNCB is considered essential and has remained open for business and is operating under its pandemic preparedness plan. To ensure the financial needs of its customers are addressed in a safe and consistent manner, FNCB Bank offices are open for regular business, with administrative, lending and community branch offices adhering to federal, state, and local governmental guidelines and social distancing mandates. However, in order to limit the spread of COVID-19 customers are encouraged to utilize FNCB's drive-thru facilities, automated teller machines, Customer Care center, remote deposit capture and online banking, including online chat capabilities, and mobile banking applications. FNCB is also providing the necessary technology, when needed, to its operational staff to work remotely in a secure environment. FNCB does not currently face any material resource constraints through the implementation of its pandemic preparedness plan. Through the six months ended June 30, 2020, FNCB incurred COVID-19 related expenses including stay-at-home pay, computer-related costs, cleaning and sanitizing facilities and safety supplies totaling $183 thousand, which is included in non-interest expense in the consolidated statements of income. Additionally, FNCB has not identified any material operational or internal control challenges or risks, nor does it anticipate any significant challenges to its ability to maintain its systems and controls, related to operational changes resulting from implementation of the pandemic preparedness plan.

As part of the federal emergency response, on March 27, 2020, the Coronavirus Aid, Relief, and Economic Security ("CARES") Act was signed into law. It contains substantial tax and spending provisions intended to address the impact of the COVID-19 pandemic. The CARES Act includes the Paycheck Protection Program ("PPP") administered by the Small Business Administration ("SBA"), initially a nearly $350 billion program designed to aid small- and medium-sized businesses through federally guaranteed loans distributed through banks. These loans were intended to guarantee eight weeks of payroll and other costs to help those businesses remain viable and allow their workers to pay their bills. By April 16, 2020, the SBA announced funding under the initial allotment had been exhausted. Subsequently, on April 24, 2020, President Trump signed the law replenishing the PPP with approximately $320 billion in new funds.  As an SBA Lender, FNCB Bank is actively participating in PPP loans assisting our small business community in securing this important funding. As of June 30, 2020, FNCB was able to serve 920 small business customers with PPP loans totaling $117.0 million.

Additionally, in order to provide financial stability for both personal and business customers that are facing unemployment, temporary furloughs and closures, FNCB rolled out a payment deferral program providing for either an interest-only period or full payment deferral of up to six months. As of June 30, 2020, FNCB assisted 905 customers under our payment deferral program, with the aggregate principal balance of loans modified totaling $176.9 million. FNCB also developed a special "Personal Relief Loan," an unsecured, 36-month, low interest loan up to $5,000 for individuals financially impacted by COVID-19 due to temporary loss of employment. Additionally, FNCB temporarily suspended all repossession and foreclosure activity and have suspended certain deposit service charges related to debit card usage.

The Federal Reserve Bank also established the Main Street Lending Program to support lending to small and mid-sized businesses and not-for-profit organizations impacted by the COVID-19 pandemic. Specifically, the Main Street Business Lending Program provides for five loan facilities with total potential funding of up to $600 billion. The Main Street New Loan Facility ("MSNLF"), the Main Street Priority Loan Facility ("MSPLF") and the Main Street Expanded Loan Facility ("MSELF") are three credit facilities that provide eligible business borrowers impacted by COVID-19 with financing in amounts of $250 thousand to $300 million depending on facility. Terms of all three facilities include Federal Reserve Bank participation of 95.0%, lender participation of 5.0%, a maturity of 5 years, principal deferral for two years, interest deferral for one year, an adjustable interest rate based on one- or three-month LIBOR plus 300 basis points. Similarly, the Nonprofit Organization New Loan Facility ("NONLF") and the Nonprofit Organization Expanded Loan Facility ("NOELF") provide eligible not-for-profit organizations with financing in amounts of $250 thousand to $10 million. FNCB Bank has received approval from the Federal Reserve Bank as a participating lender in the Main Street Lending Program. As of June 30, 2020, there were no loans outstanding that were originated under the Main Street Lending Program. Subsequent to June 30, 2020 and before the filing date of this quarterly report on Form 10-Q, FNCB originated two MSPLF loans with an aggregate principal balance of $53.0 million and retained 5.0% of the outstanding principal balance or $2.7 million.

FNCB is prepared to continue to offer short-term assistance in accordance with regulatory guidelines and participate in the PPP and Main Street Lending Program. As the fallout of the COVID-19 pandemic ripple through the national, regional and local economies, management continues to identify and monitor potential weaknesses in the loan portfolio. Management has identified and is monitoring exposures to borrowers and industries that may be impacted more immediately and acutely than others.  Additionally, management has proactively reached out to specific borrowers to provide guidance and assistance as appropriate.  On a portfolio level, management continues to monitor aggregate exposures to highly sensitive segments such as hotels and hospitality for changes in asset quality and payment performance, and liquidity levels. Management monitors unfunded commitments such as lines of credit and overdraft protection to determine liquidity and funding issues that may arise with our customers. During the first half of 2020, as part of its evaluations of the adequacy of the ALLL, management increased the unallocated portion of the ALLL, as well as adjusted the qualitative factors included in the calculation, due to economic and employment uncertainty and disruption due to the global pandemic. Should economic conditions worsen, FNCB could experience further increases in its required allowance for loan and lease losses and record additional provisions for loan and lease losses. It is possible that FNCB’s asset quality metrics could be materially and adversely impacted in future periods if the effects of COVID-19 are prolonged.

FNCB anticipates the COVID-19 pandemic will impact its business in future periods. However, because the impact is contingent upon the duration and severity of the economic downturn, management cannot determine or estimate the magnitude of the impact at this time. The FNCB team will continue to work diligently to address other issues due to the COVID-19 pandemic in a safe and sound manner as they arise. Management believes that the steps taken in 2019 to strengthen our balance sheet and capital position, as well as the additional credit provisioning will allow FNCB to withstand the challenges that may be presented.

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

FNCB recorded consolidated net income of $4.0 million, or $0.20 per basic and diluted common share, for the three months ended June 30, 2020, an increase of $1.5 million, or 57.7%, compared to $2.5 million, or $0.13 per basic and diluted common share, for the three months ended June 30, 2019. Net income for the six months ended June 30, 2020 totaled $6.1 million, or $0.30 per basic and diluted share, an increase of $0.9 million, or 17.4%, compared to $5.2 million, or $0.27 per basic and diluted shares, for the same six months of 2019. The increase in second quarter and year-to-date 2020 earnings was primarily due to increases in net interest income and non-interest income and a decrease in non-interest expense. Partially offsetting these positive factors was an increase in the provision for loan and lease losses, which reflected deteriorating economic conditions and continued uncertainty brought on by the COVID-19 global pandemic. Additionally, the results for the second quarter and year-to-date periods of 2020 include the effect of $117.0 million in PPP loans, as well as COVID-19 related expenses of $183 thousand.

For the three and six months ended June 30, 2020 and 2019, the annualized return on average assets was 1.21% and 0.96%, respectively, and 0.85% and 0.86%, respectively, for the same periods of 2019. The annualized return on average equity was 11.62% and 8.87%, respectively, for the three and six months ended June 30, 2020, compared to 8.19% and 8.89%, respectively, for the comparable periods of 2019. FNCB declared and paid dividends to holders of common stock of $0.055 per share for the second quarter and $0.11 per share for the six months ended June 30, 2020, a 10.0% increase compared to $0.05 per share and $0.10 per share for the same periods of 2019. The dividend pay-out ratio was 36.5% for the six months ended June 30, 2020 compared to 38.8% for the comparable period of 2019.

Total assets increased $214.6 million, or 17.8%, to $1.418 billion at June 30, 2020 from $1.204 billion at December 31, 2019. The change in total assets primarily reflected increases in net loans, available-for-sale securities and cash and cash equivalents. Net loans increased $117.9 million, or 14.4%, to $937.4 million at June 30, 2020 from $819.5 million at December 31, 2019. Excluding the $117.0 million in PPP loans outstanding at June 30, 2020, net loans increased $0.9 million, or 0.1%. from December 31, 2019. Cash and cash equivalents increased $66.9 million, or 193.6%, to $101.5 million at June 30, 2020 from $34.6 million at December 31, 2019.  Also contributing to the balance sheet expansion was a $32.8 million, or 12.0%, increase in available-for-sale debt securities to $305.6 million at June 30, 2020 from $272.8 million at December 31, 2019. Total deposits increased $167.9 million, or 16.8%, to $1.170 billion at June 30, 2020 from $1.002 billion at December 31, 2019. Total borrowed funds increased $32.2 million, or 56.2%, to $89.4 million at June 30, 2020 from $57.2 million at December 31, 2019. The increase in borrowed funds reflected an increase in term advances through the FHLB of Pittsburgh of $10.0 million, coupled with $36.2 million in funding from the Federal Reserve Discount Window Paycheck Protection Program Liquidity Facility ("PPPLF"), which were partially offset by a $14.0 million reduction in overnight borrowings through the FHLB of Pittsburgh.

Total shareholders’ equity increased $11.8 million, or 8.8%, to $145.4 million at June 30, 2020 from $133.6 million at December 31, 2019.  Contributing to the increase in capital was net income for the six months ended June 30, 2020 of $6.1 million and a $7.7 million increase in accumulated other comprehensive income related primarily to appreciation in the fair value of FNCB’s available-for-sale securities, net of deferred taxes. Partially offsetting these increases were dividends declared and paid of $2.2 million for the six months ended June 30, 2020. FNCB Bank's total risk-based capital and Tier 1 leverage ratios improved to 15.68% and 10.42% at June 30, 2020, respectively, compared to 14.77% and 10.36% at December 31, 2019, respectively.

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

In response to the significant disruption and uncertainty in the economic environment brought on by COVID-19, the FOMC lowered the federal funds 150 basis points in two emergency actions in March 2020. As a result, the target range for federal funds fell to 0.00%-0.25% at March 31, 2020 from 1.50%-1.75% at December 31, 2019. The emergency actions by the FOMC in 2020 followed three 25 basis-point actions to lower the federal funds target rate a total of 75 basis points in the second half of 2019. No additional changes were made to the federal funds target rate in the second quarter of 2020. The FOMC actions resulted in decreases in both the tax-equivalent yield on earnings assets and the rate paid on interest-bearing liabilities comparing the three and six months ended June 30, 2020 and 2019. Additionally, net interest income, earning asset yields and the net interest margin was impacted by the origination and funding of $117.0 million in PPP loans at an interest rate of 1.0%.

Net interest income on a tax-equivalent basis increased $736 thousand, or 8.1%, to $9.8 million for the three months ended June 30, 2020 from $9.1 million for the comparable period of 2019. The improvement in tax-equivalent net interest income for the second quarter of 2020 primarily reflected a decrease in interest expense of $898 thousand, or 35.8%, to $1.6 million from $2.5 million for the same period of 2019. The reduction in interest expense was partially offset by a decrease in tax-equivalent interest income of $162 thousand, or 1.4%, to $11.4 million for the three months ended June 30, 2020 from $11.6 million for the same period of 2019. For the six months ended June 30, 2020, tax-equivalent net interest income increased $967 thousand, or 5.3%, to $19.1 million from $18.1 million for the same six months of 2019. Similarly, the improvement in tax-equivalent net interest income comparing the year-to-date period ended June 30, 2020 and 2019 was due to a $1.6 million, or 30.8%, reduction in interest expense, partially offset by a $627 thousand, or 2.7%, decrease in tax-equivalent interest income. The tax-equivalent net interest margin, a key measurement used in the banking industry to measure income from earning assets relative to the cost to fund those assets, is calculated by dividing tax-equivalent net interest income by average interest-earning assets. Despite the increase in second quarter tax-equivalent net interest income, FNCB’s tax-equivalent net interest margin contracted 13 basis points to 3.12% for the second quarter of 2020 from 3.25% for the same quarter of 2019. The margin compression primarily reflected a $140.4 million, or 12.6%, increase in average earning asset levels, which was largely due to PPP loan funding, coupled with the impact of the rate decreases on floating-rate loans. Rate spread, the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities shown on a fully tax-equivalent basis, contracted 9 basis points to 2.95% for the three months ended June 30, 2020 from 3.04% for the same period of 2019. Conversely, both the tax-equivalent net interest margin and rate spread increased 4 basis points comparing the six months ended June 30, 2020 and 2019.

For the three months ended June 30, 2020, the $898 thousand, or 35.8%, decrease in interest expense was largely due to a reduction in funding costs. Specifically, the cost of interest-bearing deposits decreased 36 basis points to 0.65% for the second quarter of 2020 from 1.01% for the same period of 2019, resulting in decrease to interest expense of $636 thousand. The cost of interest-bearing demand deposits and certificates of deposit, which reflected the reduction in market interest rates, decreased 32 basis points and 33 basis points, respectively, comparing the three months ended June 30, 2020 and 2019. The decrease in interest expense due to changes in deposit rates was coupled with a 164 basis point reduction in the cost of borrowed funds comparing the three months ended June 30, 2020 to the same period in 2019, which resulted in a $276 thousand decrease in interest expense. Partially offsetting the reduction in interest expense due to lower funding costs was the increase in utilization of borrowed funds. Average borrowed funds increased by $29.5 million or 56.4% to $81.8 million for the second quarter of 2020 from $52.3 million for the same quarter of 2019, which resulted in a corresponding increase in interest expense of $146 thousand comparing the second quarters of 2020 and 2019.

Partially offsetting the lower amount of interest expense was a $162 thousand, or 1.4%, decrease in tax-equivalent interest income to $11.4 million for the second quarter of 2020 from $11.6 million for the same quarter of 2019. The decrease in tax-equivalent interest income was due primarily to a reduction in the tax-equivalent yield on earning assets, partially offset by an increase in average earning asset levels. The tax-equivalent yield on earning assets decreased 51 basis points to 3.64% for the second quarter of 2020 from 4.15% for the same quarter of 2019, which resulted in a corresponding decrease in tax-equivalent interest income of $1.6 million. Specifically, the tax-equivalent yield on the loan portfolio decreased 66 basis points to 3.98% for the three months ended June 30, 2020 from 4.64% for the same three months of 2019, which caused a corresponding decrease in tax-equivalent interest income of $1.4 million. Average earning assets increased $140.4 million, or 12.6%, to $1.254 billion for the three months ended June 30, 2020 from $1.114 billion for the same three months of 2019. The increase in average earning assets caused an increase to tax-equivalent interest income of $1.5 million, which almost entirely mitigated the decrease in tax-equivalent interest income due to the decline in yields. PPP loans were the predominant factors causing an increase in average loans of $102.0 million, or 12.4%, to $922.0 million for the second quarter of 2020 from $820.0 million for the same quarter of 2019, resulting in a corresponding increase in interest income of $1.1 million. Additionally, comparing the second quarters of 2020 and 2019, average securities increased $25.0 million, or 8.9%, to $304.2 million from $279.2 million, respectively, which resulted in an increase to interest income of $265 thousand.

The $967 thousand, or 5.3%, increase in net interest income for the six months ended June 30, 2020 was mainly attributable to a $1.6 million, or 30.8% reduction in interest expense, which was partially offset by the decline in tax-equivalent interest income of $627 thousand, or 2.7%. The decrease in interest expense for the year-to-date period was primarily caused by decreases in funding costs due to lower market rates and lower average volumes of interest-bearing deposits.  FNCB's total cost of funds decreased 32 basis points to 0.79% for the six months ended June 30, 2020 from 1.11% for the same period of 2019, resulting in a decrease to interest expense of $1.3 million. Specifically, comparing the six months ended June 30, 2020 and 2019, the cost of interest-bearing deposits decreased 27 basis points, while the cost of borrowed funds declined 134 basis points, resulting in corresponding decreases to interest expense of $901 thousand and $440 thousand, respectively. For the six months ended June 30, 2020, interest-bearing deposits averaged $835.9 million, a decrease of $41.6 million, or 4.7%, from $877.5 million for the same six-month period of 2019, which resulted in a decrease in interest expense on a tax-equivalent basis of $445 thousand. The reduction in interest-bearing deposits comparing the six months ended June 30, 2020 and 2019 was entirely related to a $76.5 million, or 28.4%, decrease in average time deposits, which largely reflected maturing retail certificates of deposit that were not renewed, coupled with FNCB's decreased utilization of brokered deposits. The decline in average time deposit balances caused a $567 thousand decrease in interest expense comparing the year-to-date periods of 2020 and 2019. Volumes of interest-bearing demand deposits and savings deposits increased by $30.9 million and $4.1 million, respectively, comparing the six months ended June 30, 2020 and 2019. Partially offsetting the net reduction in average interest-bearing deposits, was a $16.5 million, or 29.8%, increase in average borrowed funds to $71.8 million for the six months ended June 30, 2020, compared to $55.3 million for the same period in 2019, resulting in an increase in interest expense of $192 thousand.

The $627 thousand decrease in tax-equivalent interest income largely reflected a reduction in tax-equivalent yield on average earning assets, partially mitigated by an increase in average earning assets. Tax-equivalent interest income was impacted by lower market interest rates, which resulted in a 28 basis point decrease in the yield on earning assets to 3.83% for the six months ended June 30, 2020 from 4.11% for the same six months of 2019, which resulted in a $1.7 million decrease in tax-equivalent interest income. Specifically, the tax-equivalent yield on loans declined 38 basis points to 4.20% for the six months ended June 30, 2020 from 4.58% for the same six months of 2019, causing a $1.6 million decline in tax-equivalent interest income. Earning assets averaged $1.184 billion for the six months ended June 30, 2020, an increase of $48.3 million, or 4.3% compared to $1.135 billion for the same six months of 2019, which resulted in a $1.1 million increase in tax-equivalent interest income. Specifically, comparing the first six months of 2020 and 2019, average loans increased $46.0 million, or 5.5%, which caused a $1.0 million increase in tax-equivalent interest income. PPP loans averaged $44.9 million for the six months ended June 30, 2020, with an average yield of 0.99%.

Net interest income depends upon the relative amount of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them. The following tables present certain information about FNCB’s consolidated statements of financial condition and consolidated statements of income for the three- and six-month periods ended June 30, 2020 and 2019, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are calculated by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include amortization of fees which are considered adjustments to yields.

	Three Months Ended
	June 30, 2020			June 30, 2019
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Assets
Earning assets (2)(3)
Loans-taxable (4)	$875,119	$8,661	3.96%	$778,540	$9,084	4.67%
Loans-tax free (4)	46,836	505	4.31%	41,436	423	4.08%
Total loans (1)(2)	921,955	9,166	3.98%	819,976	9,507	4.64%
Securities-taxable	247,939	1,739	2.81%	274,552	1,927	2.81%
Securities-tax free	56,220	491	3.49%	4,624	48	4.15%
Total securities (1)(5)	304,159	2,230	2.93%	279,176	1,975	2.83%
Interest-bearing deposits in other banks	27,858	3	0.04%	14,420	79	2.19%
Total earning assets	1,253,972	11,399	3.64%	1,113,572	11,561	4.15%
Non-earning assets	97,303			94,709
Allowance for loan and lease losses	(10,114)			(9,280)
Total assets	$1,341,161			$1,199,001

Liabilities and Shareholders' Equity
Interest-bearing liabilities
Interest-bearing demand deposits	$563,491	728	0.52%	$502,973	1,053	0.84%
Savings deposits	99,434	23	0.09%	93,447	33	0.14%
Time deposits	187,600	625	1.33%	255,306	1,058	1.66%
Total interest-bearing deposits	850,525	1,376	0.65%	851,726	2,144	1.01%
Borrowed funds and other interest-bearing liabilities	81,813	234	1.14%	52,313	364	2.78%
Total interest-bearing liabilities	932,338	1,610	0.69%	904,039	2,508	1.11%
Demand deposits	258,609			158,413
Other liabilities	11,065			11,698
Shareholders' equity	139,149			124,851
Total liabilities and shareholder's equity	$1,341,161			$1,199,001

Net interest income/interest rate spread (6)		9,789	2.95%		9,053	3.04%
Tax equivalent adjustment		(209)			(99)
Net interest income as reported		$9,580			$8,954

Net interest margin (7)			3.12%			3.25%

(1)	Interest income is presented on a tax equivalent basis using a 21% rate.
(2)	Loans are stated net of unearned income.
(3)	Non-accrual loans are included in loans within earning assets.
(4)	Loan fees included in interest income are not significant.
(5)	The yields for securities that are classified as available for sale is based on the average historical amortized cost.
(6)	Interest rate spread represents the difference between the average yield on interest earning assets and the cost of interest-bearing liabilities and is presented on a tax equivalent basis.
(7)	Net interest income as a percentage of total average interest earning assets.

	Six Months Ended
	June 30, 2020			June 30, 2019
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Assets
Earning assets (2)(3)
Loans-taxable (4)	$827,987	$17,354	4.19%	$781,434	$18,024	4.61%
Loans-tax free (4)	49,726	1,070	4.30%	50,279	1,014	4.03%
Total loans (1)(2)	877,713	18,424	4.20%	831,712	19,038	4.58%
Securities-taxable	255,817	3,666	2.87%	286,956	4,046	2.82%
Securities-tax free	31,959	563	3.52%	4,631	95	4.10%
Total securities (1)(5)	287,776	4,229	2.94%	291,586	4,141	2.84%
Interest-bearing deposits in other banks	18,127	24	0.26%	11,971	125	2.09%
Total earning assets	1,183,616	22,677	3.83%	1,135,270	23,304	4.11%
Non-earning assets	98,328			93,136
Allowance for loan and lease losses	(9,540)			(9,477)
Total assets	$1,272,404			$1,218,929

Liabilities and Shareholders' Equity
Interest-bearing liabilities
Interest-bearing demand deposits	$546,146	1,658	0.61%	$515,280	2,084	0.81%
Savings deposits	96,712	51	0.11%	92,651	65	0.14%
Time deposits	193,013	1,327	1.38%	269,561	2,233	1.66%
Total interest-bearing deposits	835,871	3,036	0.73%	877,491	4,382	1.00%
Borrowed funds and other interest-bearing liabilities	71,828	541	1.51%	55,341	789	2.85%
Total interest-bearing liabilities	907,699	3,577	0.79%	932,832	5,171	1.11%
Demand deposits	215,371			156,777
Other liabilities	11,350			11,749
Shareholders' equity	137,984			117,571
Total liabilities and shareholder's equity	$1,272,404			$1,218,929

Net interest income/interest rate spread (6)		19,100	3.04%		18,133	3.00%
Tax equivalent adjustment		(343)			(233)
Net interest income as reported		$18,757			$17,900

Net interest margin (7)			3.23%			3.19%

(1)	Interest income is presented on a tax equivalent basis using a 21% rate.
(2)	Loans are stated net of unearned income.
(3)	Non-accrual loans are included in loans within earning assets.
(4)	Loan fees included in interest income are not significant.
(5)	The yields for securities that are classified as available for sale is based on the average historical amortized cost.
(6)	Interest rate spread represents the difference between the average yield on interest earning assets and the cost of interest-bearing liabilities and is presented on a tax equivalent basis.
(7)	Net interest income as a percentage of total average interest earning assets.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2020 vs. 2019			2020 vs. 2019
	Increase (Decrease)			Increase (Decrease)
	Due to	Due to	Total	Due to	Due to	Total
(in thousands)	Volume	Rate	Change	Volume	Rate	Change
Interest income:
Loans - taxable	$1,050	$(1,473)	$(423)	$1,035	$(1,705)	$(670)
Loans - tax free	57	25	82	(11)	67	56
Total loans	1,107	(1,448)	(341)	1,024	(1,638)	(614)
Securities - taxable	(187)	(1)	(188)	(445)	65	(380)
Securities - tax free	452	(9)	443	483	(15)	468
Total securities	265	(10)	255	38	50	88
Interest-bearing deposits in other banks	109	(185)	(76)	43	(144)	(101)
Total interest income	1,481	(1,643)	(162)	1,105	(1,732)	(627)

Interest expense:
Interest-bearing demand deposits	115	(440)	(325)	119	(545)	(426)
Savings deposits	2	(12)	(10)	3	(17)	(14)
Time deposits	(249)	(184)	(433)	(567)	(339)	(906)
Total interest-bearing deposits	(132)	(636)	(768)	(445)	(901)	(1,346)
Borrowed funds and other interest-bearing liabilities	146	(276)	(130)	192	(440)	(248)
Total interest expense	14	(912)	(898)	(253)	(1,341)	(1,594)
Net interest income	$1,467	$(731)	$736	$1,358	$(391)	$967

Provision for Loan and Lease Losses

Management closely monitors the loan portfolio and the adequacy of the ALLL by considering the underlying financial performance of the borrower, collateral values and associated credit risks. Future material adjustments may be necessary to the provision for loan and lease losses and the ALLL if economic conditions or loan performance differ substantially from the assumptions management considered in its evaluation of the ALLL. The provision for loan and lease losses is an expense charged against net interest income to provide for probable losses attributable to uncollectible loans and is based on management’s analysis of the adequacy of the ALLL. A release of reserves, resulting in a credit for loan and lease losses, reflects the reversal of amounts previously charged to the ALLL.

FNCB recorded a provision for loan and lease losses of $831 thousand for the three-month period ended June 30, 2020, an increase of $484 thousand compared to $347 thousand for the three months ended June 30, 2019. The provision for loan losses amounted to $2.0 million for the six months ended June 30, 2020, an increase of $1.8 million, from $193 thousand for the same six months of 2019. The increase in the credit provisioning for the quarter and year-to-date periods were primarily related to management's assessment of increased credit risk related to economic disruption and uncertainty caused by the COVID-19 pandemic.

Non-interest Income

Non-interest income increased $923 thousand, or 58.5%, to $2.5 million for the three months ended June 30, 2020 from $1.6 million for the same three months of 2019. For the six months ended June 30, 2020, non-interest income increased $1.1 million, or 35.6%, to $4.2 million from $3.1 million for the same period of 2019. Higher net gains on the sale of available-for sale debt securities and increases in loan referral fees and net gains on the sale of residential mortgage loans held for sale were the predominant factors contributing to the increase in non-interest income comparing the three and six months ended June 30, 2020 and 2019. FNCB realized net gains on the sales of available-for-sale securities of $922 thousand for the second quarter of 2020, an increase of $759 thousand, or 466.6%, compared to $163 thousand for the same quarter of 2019.  Loan referral fees, which include commissions received from a correspondent bank related to an off-balance sheet commercial interest-rate hedge program and the referral of FHA residential mortgage loans to a third-party broker, increased $208 thousand, to $214 thousand for the three months ended June 30, 2020, compared to $6 thousand for the same period of 2019. FNCB realized net gains on the sale of mortgage loans of $183 thousand for the three months ended June 30, 2020, a $110 thousand or 150.7%, increase compared to $73 thousand in net gains realized for the same three-month period of 2019. For the six months ended June 30, 2020, net gains on the sale of available-for-sale securities amounted to $1.1 million, an increase of $748 thousand, or 231.6%, compared to $323 thousand for the same six months of 2019. Loan referral fees totaled $262 thousand for the six months ended June 30, 2020, an increase of $242 thousand compared to $20 thousand for the six months ended June 30, 2019. For the first half of 2020, net gains on the sale of mortgage loans amounted to $279 thousand, an increase of $150 thousand, or 116.3%, compared to $129 thousand for the first half of 2019. Additionally, in the second half of 2019, FNCB engaged an independent third party to conduct a comprehensive evaluation of FNCB's non-interest income and fee structure to identify opportunities for enhancement. Recommendations to the fee structure arising from this assessment were fully implemented prior to the beginning of 2020, resulting in the increase in deposit service charges, which increased $127 thousand or 9.0% year over year.  These increases were slightly offset by a $47 thousand, or 6.5% decrease in loan-related fees to $25 thousand for the second quarter of 2020, compared to $72 thousand for the same quarter of 2019. Year-over-year, loan-related fees declined $70 thousand or 4.6% to $81 thousand at June 30, 2020 compared to $151 thousand in 2019. The decrease in loan-related fees for the three and six months ended June 30, 2020 was largely due to devaluation adjustments to FNCB's mortgage servicing rights. Additionally, other non-interest income declined $46 thousand, or 17.7%, to $214 thousand for second quarter of 2020 from $260 thousand for the second quarter of 2019. For the six months ended June 30, 2020 and 2019, other non-interest income declined $64 thousand, or 12.3%, to $456 thousand from $520 thousand, respectively.

Non-interest Expense

Non-interest expense decreased $698 thousand, or 9.8%, to $6.4 million for the three months ended June 30, 2020 from $7.1 million for the three months ended June 30, 2019. The decrease primarily reflected decreases in salaries and employee benefits, other operating expenses and data processing costs, partially offset by increases in equipment expense, occupancy expense and bank shares tax. Comparing the three months ended June 30, 2020 and 2019, salaries and employee benefits decreased $326 thousand, or 8.5%, other operating expenses decreased $355 thousand, or 39.8%, and data processing costs decreased $80 thousand, or 10.1%. These expense reductions were partially offset by an increase in equipment expense of $31 thousand, or 9.4%, to $360 thousand for the three months ended June 30, 2020 compared to $329 thousand for the same period in 2019.

For the six months ended June 30, 2020, non-interest expense decreased $918 thousand, or 6.3%, to $13.6 million compared to $14.5 million for the same six-month period of 2019, primarily due to the decline in salaries and employee benefits, data processing expenses, regulatory assessments and professional fees. Salaries and employee benefits declined $296 thousand, or 3.8%, to $7.4 million at June 30, 2020, compared to $7.7 million at June 30, 2019, reflecting an increase in deferred loan origination costs associated with the origination of PPP loans, partially offset by merit increases.  Data processing expenses and professional fees declined $136 thousand, or 8.7%, and $154 thousand, or 28.8%, respectively comparing the year-to-date periods of 2020 and 2019. In addition, regulatory assessments decreased $111 thousand, or 45.5%, comparing the six months ended June 30, 2020 to 2019.  The reduction in data processing costs and professional fees reflected more efficient utilization of third-party services, while the decrease in regulatory assessments was primarily due to the reversal of the fourth quarter 2019 accrual and partial reversal of the first quarter 2020 accrual following receipt of the small bank assessment credit in 2020. These decreases were partially offset by the $95 thousand or 14.9% increase in equipment expense, reflecting higher amounts of depreciation expense on furniture and equipment for the two new offices opened in mid-2019. For the six months ended June 30, 2020, FNCB incurred COVID-19 related costs, including stay-at-home pay, computer-related equipment to enable employees to work remotely, cleaning and sanitizing facilities and safety supplies, totaling $183 thousand, which is included in non-interest expense.

Provision for Income Taxes

FNCB recorded income tax expense of $1.3 million for the six months ended June 30, 2020, an increase of $188 thousand, or 17.6%, compared to income tax expense of $1.1 million for the same period of 2019. The increase in income tax expense primarily reflected an increase in pre-tax net income of $1.1 million, or 17.4%, when comparing the six months ended June 30, 2020 and 2019.

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

Management performed an evaluation of FNCB’s deferred tax assets at June 30, 2020 taking into consideration both positive and negative evidence that existed as of that date. Based on this evaluation, management believes that FNCB’s future taxable income will be sufficient to utilize deferred tax assets. Accordingly, management concluded that no valuation allowance for deferred tax assets was required at June 30, 2020.

FINANCIAL CONDITION

Assets

Total assets increased $214.6 million, or 17.8%, to $1.418 billion at June 30, 2020 from $1.204 billion at December 31, 2019. The change in total assets primarily reflected increases in net loans, available-for-sale debt securities and cash and cash equivalents. Net loans increased $117.9 million, or 14.4%, to $937.4 million at June 30, 2020 from $819.5 million at December 31, 2019, primarily reflecting the origination and funding of PPP loans, of which $117.0 million were outstanding at June 30, 2020. Available-for-sale debt securities increased $32.8 million, or 12.0%, to $305.6 million at June 30, 2020 from $272.8 million at December 31, 2019 as security purchases outpaced sales and repayments. Total deposits increased $167.9 million to $1.170 billion at June 30, 2020 from $1.002 billion at December 31, 2019. Meanwhile, borrowed funds increased $32.2 million, or 56.2%, to $89.4 million at June 30, 2020 as compared to $57.2 million at December 31, 2019, which was primarily due to receipt of $36.2 million in PPPLF funding through the Federal Reserve Discount Window.

Cash and Cash Equivalents

Cash and cash equivalents increased $66.9 million, or 193.6%, to $101.5 million at June 30, 2020 from $34.6 million at December 31, 2019. The increase was primarily due to proceeds received from deposit gathering and borrowed funds, partially offset by increases in available-for-sale debt securities and gross loans. FNCB paid dividends of $0.055 per share and $0.11 per share for the three and six months ended June 30, 2020 and 2019, an increase of 10% compared to dividends of $0.05 per share and $0.10 per share paid in the respective periods of 2019.

Securities

FNCB’s investment securities portfolio provides a source of liquidity needed to meet expected loan demand and interest income to increase profitability. Additionally, the investment securities portfolio is used to meet pledging requirements to secure public deposits and for other purposes. Debt securities are classified as either held-to-maturity or available-for-sale at the time of purchase based on management's intent. Held-to-maturity securities are carried at amortized cost, while available-for-sale securities are carried at fair value, with unrealized holding gains and losses reported as a component of shareholders’ equity in accumulated other comprehensive income (loss), net of tax. At June 30, 2020 and December 31, 2019, all debt securities were classified as available-for-sale. Equity securities with readily determinable fair values are carried at fair value, with gains and losses due to fluctuations in market value included in the consolidated statements of income. Securities with limited marketability and/or restrictions, such as FHLB of Pittsburgh stock, are carried at cost. Management monitors the investment portfolio regularly. Decisions to purchase or sell investment securities are based upon management’s current assessment of long- and short-term economic and financial conditions, including the interest rate environment and asset/liability management, liquidity and tax-planning strategies.

At June 30, 2020, the investment portfolio was comprised principally of fixed-rate taxable and tax-exempt obligations of state and political subdivisions, fixed-rate and floating-rate securities issued by U.S. government or U.S. government-sponsored agencies, which include mortgage-backed securities and residential and commercial collateralized mortgage obligations (“CMOs”), private CMOs and corporate debt securities. Except for U.S. government and government-sponsored agencies, there were no securities of any individual issuer that exceeded 10.0% of shareholders’ equity at June 30, 2020.

The following table presents the carrying value of debt securities, all of which were classified as available-for-sale and carried at fair value at June 30, 2020 and December 31, 2019:

Composition of the Investment Portfolio

	June 30,	December 31,
(in thousands)	2020	2019
Available-for-sale debt securities
Obligations of state and political subdivisions	$179,200	$117,763
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	59,346	80,294
Collateralized mortgage obligations - commercial	4,710	17,723
Mortgage-backed securities	11,098	18,485
Private collateralized mortgage obligations	28,485	25,075
Corporate debt securities	15,687	7,182
Asset-backed securities	6,390	5,621
Negotiable certificates of deposit	695	696
Total available-for-sale debt securities	$305,611	$272,839

During the six months ended June 30, 2020, FNCB sold 22 available-for-sale debt securities which included thirteen U.S. government/government sponsored agency CMOs and nine taxable obligations of state and political subdivisions. The securities sold had an aggregate amortized cost of $50.8 million with a weighted-average yield of 1.84%. For the six months ended June 30, 2020, gross proceeds received totaled $51.9 million, with a net gain of $1.1 million realized upon the sales and included in non-interest income. During the six months ended June 30, 2020, FNCB purchased 40 available-for-sale debt securities including 30 tax-exempt obligations of state and political subdivisions, four corporate debt securities, three taxable obligations of state and political subdivisions, two private asset-backed securities and one private CMO with an aggregate cost of $83.1 million and a weighted-average yield of 2.92%. Due to tax planning strategies designed to utilize NOL carryovers, management previously minimized holdings of tax-exempt obligations. However, market volatility in the first half of 2020 resulted in a favorable shift in yields on tax-exempt bonds, which was the driving factor leading to the purchase of the tax-exempt bonds.

The following table presents the maturities of available-for-sale debt securities, based on carrying value at June 30, 2020 and the weighted-average yields of such securities calculated on the basis of the amortized cost and effective yields weighted for the scheduled maturity of each security. The yields on tax-exempt obligations of state and political subdivisions are presented on a tax-equivalent basis using the federal corporate income tax rate of 21.0%. Because residential, commercial and private collateralized mortgage obligations, mortgage-backed securities and asset-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following summary.

Maturity Distribution of the Investment Portfolio

	June 30, 2020
(dollars in thousands)	< 1 Year	>1 - 5 Years	6 - 10 Years	Over 10 Years	Collateralized Mortgage Obligations, Mortgage-Backed and Asset-Backed Securities	Total
Available-for-sale debt securities
Obligations of state and political subdivisions	$501	$55,853	$31,392	$91,454	$-	$179,200
Yield	2.29%	2.89%	2.96%	3.09%		3.00%
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	-	-	-	-	59,346	59,346
Yield					2.74%	2.74%
Collateralized mortgage obligations - commercial	-	-	-	-	4,710	4,710
Yield					1.59%	1.59%
Mortgage-backed securities	-	-	-	-	11,098	11,098
Yield					3.51%	3.51%
Private collateralized mortgage obligations	-	-	-	-	28,485	28,485
Yield					2.93%	2.93%
Corporate debt securities	-	-	15,687	-	-	15,687
Yield			5.54%			5.54%
Asset-backed securities	-	-	-	-	6,390	6,390
Yield					1.72%	1.72%
Negotiable certificates of deposit	695	-	-	-	-	695
Yield	2.31%					2.31%
Total available-for-sale debt securities	$1,196	$55,853	$47,079	$91,454	$110,029	$305,611
Weighted average yield	2.30%	2.89%	3.82%	3.09%	2.76%	3.04%

OTTI Evaluation

There was no OTTI recognized during the six months ended June 30, 2020 or 2019. For additional information regarding management’s evaluation of securities for OTTI, see Note 3, “Securities/Subsequent Event” of the notes to consolidated financial statements included in Item 1 hereof.

The following table presents the investment in FNCB’s restricted securities, which have limited marketability and are carried at cost, at June 30, 2020 and December 31, 2019:

	June 30,	December 31,
(in thousands)	2020	2019
Stock in Federal Home Loan Bank of Pittsburgh	$3,299	$3,794
Stock in Atlantic Community Banker's Bank	10	10
Total restricted securities, at cost	$3,309	$3,804

Management noted no indicators of impairment for the Federal Home Loan Bank of Pittsburgh or Atlantic Community Banker’s Bank stock at June 30, 2020 and December 31, 2019.

At June 30, 2020 and December 31, 2019, FNCB owned 201,000 shares of the common stock of a privately-held bank holding company. The common stock was purchased during 2017 for $8.25 per share, or $1.7 million in aggregate, as part of a private placement pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended for offerings not involving any public offering.  The common stock of such bank holding company is not currently traded on any established market and is not expected to be traded in the near future on any securities exchange or established over-the-counter market. The $1.7 million investment is included in other assets in the consolidated statements of financial condition at June 30, 2020 and December 31, 2019. FNCB has elected to account for this transaction as an investment in an equity security without a readily determinable fair value. Under GAAP, an equity security without a readily determinable fair value shall be written down to its fair value if a qualitative assessment indicates that the investment is impaired and the fair value of the investment is less than its carrying value.

On December 18, 2019, this privately held bank holding company had entered into an Agreement and Plan Merger ("Merger Agreement") with a publicly traded bank holding company. The Merger Agreement provided for this privately-held bank holding company to merge with and into the publicly traded bank holding company, the company surviving the merger ("surviving company"). At the effective time of the merger, each share of the privately-held bank holding company's common stock issued and outstanding prior to the effective time of merger will be converted into the right to receive 0.6212 shares of common stock of the surviving company or $16.50 in cash, at the election of holder; provided, however, individual shareholder elections of consideration will be prorated as necessary to ensure that, in aggregate, 25% of the privately held bank holding company's stock will be converted into the cash consideration with the remaining 75% converted into stock consideration.  The acquisition was subsequently completed on July 1, 2020. FNCB received 78,822 shares of the surviving company's common stock and $1.2 million in cash. Based on these events, management determined that no adjustment for impairment was required at June 30, 2020.

Loans

Total loans, gross, increased $124.6 million, or 15.1%, to $950.9 million at June 30, 2020 from $826.3 million at December 31, 2019, which was predominantly due to the origination and funding of $117.0 million in PPP loans. FNCB saw modest growth in loans to the commercial sector, excluding PPP loans, and loans to state and political subdivisions, partially offset by a reduction in consumer loans. Residential mortgage loans were flat. Historically, commercial lending activities represented a significant portion of FNCB’s loan portfolio. As a percentage of total loans, gross, commercial loans including commercial and industrial loans, commercial real estate loans and construction, land acquisition and development loans, increased to 64.5% at June 30, 2020 from 57.3% at December 31, 2019, which largely reflected the origination and funding of PPP loans.

From a collateral standpoint, a majority of FNCB’s loan portfolio consists of loans secured by real estate. Real estate secured loans, which include commercial real estate, construction, land acquisition and development, residential real estate loans and home equity lines of credit (“HELOCs”), increased $7.3 million, or 1.4%, to $521.0 million at June 30, 2020 from $513.7 million at December 31, 2019. The increase was concentrated in construction, land acquisition and development loans and commercial real estate loans. Real estate secured loans represented 54.8% and 62.2% of total loans at June 30, 2020 and December 31, 2019, respectively.

Commercial real estate loans increased $3.6 million, or 1.3%, to $282.0 million at June 30, 2020 from $278.4 million at December 31, 2019. Commercial real estate loans include long-term commercial mortgage financing and are primarily secured by first or second lien mortgages. Commercial and industrial loans, which consist primarily of equipment loans, working capital financing, revolving lines of credit and loans secured by cash and marketable securities and PPP loans,increased $132.7 million, or 89.9%, to $280.3 million at June 30, 2020 from $147.6 million at December 31, 2019. Excluding PPP loans, commercial and industrial loans increased $15.7 million, or 10.6%. Construction, land acquisition and development loans increased $3.6 million, or 7.6%, to $51.1 million at June 30, 2020 from $47.5 million at December 31, 2019.

Residential real estate loans totaled $170.5 million at June 30, 2020, a decrease of $0.2 million, or 0.1%, from $170.7 million at December 31, 2019. The components of residential real estate loans include fixed-rate and variable-rate, amortizing mortgage loans. HELOCs are not included in this category but are included in consumer loans. FNCB primarily underwrites fixed-rate residential mortgage loans for sale in the secondary market to reduce interest rate risk and provide funding for additional loans. Additionally, FNCB offers its proprietary “WOW” mortgage product, which is a non-saleable mortgage with maturity terms of 7.5 to 19.5 years that provides customers with an attractive fixed interest rate, low closing costs and a guaranteed 30-day close.

Consumer loans, which are primarily comprised of indirect automobile loans and HELOCs, decreased by $17.6 million, or 12.8%, to $120.6 million at June 30, 2020 from $138.2 million at December 31, 2019. The majority of this decrease was concentrated within the indirect auto loan portfolio, as FNCB did not aggressively compete for these loans. Loans to state and political subdivisions increased $2.5 million, or 5.8%, to $46.4 million at June 30, 2020 from $43.9 million at December 31, 2019.

The following table presents loans receivable, net by major category at June 30, 2020 and December 31, 2019:

Loan Portfolio Detail

	June 30,	December 31,
(in thousands)	2020	2019
Residential real estate	$170,517	$170,723
Commercial real estate	281,950	278,379
Construction, land acquisition and development	51,144	47,484
Commercial and industrial	280,270	147,623
Consumer	120,578	138,239
State and political subdivisions	46,443	43,908
Total loans, gross	950,902	826,356
Unearned income	(123)	(69)
Net deferred loan costs	(2,351)	2,192
Allowance for loan and lease losses	(11,024)	(8,950)
Loans, net	$937,404	$819,529

Under industry regulations, a concentration is considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. Typically, industry guidelines require disclosure of concentrations of loans exceeding 10.0% of total loans outstanding. FNCB had no such concentrations at June 30, 2020 or December 31, 2019. In addition to industry guidelines, FNCB’s internal policy considers a concentration to exist in its loan portfolio if an aggregate loan balance outstanding to borrowers within a specific industry exceeds 25.0% of capital. However, management regularly reviews loans by all industry categories to determine if a potential concentration exists.

The following table presents industry concentrations within FNCB’s loan portfolio at June 30, 2020 and December 31, 2019:

Loan Concentrations

	June 30, 2020		December 31, 2019
(in thousands)	Amount	% of Gross Loans	Amount	% of Gross Loans
Retail space/shopping centers	$41,571	4.37%	$43,865	5.31%
1-4 family residential investment properties	46,392	4.88%	38,122	4.61%

As the fallout of the COVID-19 pandemic continues to impact the national, regional and local economies, management continues to proactively monitor the loan portfolio to identify potential weaknesses that may develop.  Specifically, management has identified and is monitoring exposures to borrowers and industries that may be impacted more immediately and acutely than others. In many instances, management has directly reached out to specific borrowers to provide guidance and assistance as appropriate. At June 30, 2020, FNCB had $14.5 million in outstanding loan balances to borrowers in the hotel industry and $17.3 million in outstanding loans to borrowers of full-service, limited-service and other establishments serving alcoholic and non-alcoholic beverages and snacks. On a portfolio level, management continues to monitor aggregate exposures to these highly sensitive segments, among others, for changes in asset quality and payment performance, and even liquidity levels. Additionally, management is monitoring unfunded commitments such as lines of credit and overdraft protection to determine liquidity and funding issues that may arise with our customers.

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

Under FNCB’s risk rating system, loans that are rated pass, special mention, substandard, doubtful, or loss are reviewed regularly as part of the risk management practices. The Credit Risk Management Committee, which consists of key members of management fromfinance, legal, retail lending and credit administration, meet monthly or more often as necessary to review individual problem credits and workout strategies and provides monthly reports to the Board of Directors.

A loan is considered impaired when it is probable that FNCB will be unable to collect all amounts due (including principal and interest) according to the contractual terms of the note and loan agreement. For purposes of the analysis, all TDRs, loan relationships with an aggregate outstanding balance greater than $100 thousand rated substandard and non-accrual, and loans that are identified as doubtful or loss are considered impaired. Impaired loans are analyzed individually to determine the amount of impairment. For collateral-dependent loans, impairment is measured based on the fair value of the collateral supporting the loans. A loan is determined to be collateral dependent when repayment of the loan is expected to be provided through the liquidation of the collateral held. For impaired loans that are secured by real estate, collateral evaluations and external appraisals are obtained annually, or more frequently as warranted, to ascertain a fair value so that the impairment analysis can be updated. Should a collateral evaluation or current appraisal not be available at the time of impairment analysis, other sources of valuation may be used, including current letters of intent, broker price opinions or executed agreements of sale. For non-collateral-dependent loans, impairment is measured based on the present value of expected future cash flows, net of any deferred fees and costs, discounted at the loan’s original effective interest rate.

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

The following table presents information about non-performing assets and accruing TDRs at June 30, 2020 and December 31, 2019:

Non-performing Assets and Accruing TDRs

	June 30,	December 31,
(dollars in thousands)	2020	2019
Non-accrual loans	$6,740	$9,084
Loans past due 90 days or more and still accruing	-	-
Total non-performing loans	6,740	9,084
Other real estate owned	85	289
Other non-performing assets	1,900	1,900
Total non-performing assets	$8,725	$11,273

Accruing TDRs	$8,592	$7,745
Non-performing loans as a percentage of gross loans	0.71%	1.10%

Total non-performing assets decreased $2.5 million, or 22.6%, to $8.7 million at June 30, 2020 from $11.3 million at December 31, 2019. The improvement was attributable to a decrease in non-accrual loans, primarily reflecting the return of two large commercial loan relationships that returned to accrual status, coupled with a decrease in OREO. FNCB’s ratio of non-performing loans to total gross loans decreased to 0.71% at June 30, 2020 from 1.10% at December 31, 2019. FNCB’s ratio of non-performing assets as a percentage of shareholders’ equity improved to 6.0% at June 30, 2020 from 8.4% at December 31, 2019, due to primarily to an increase in FNCB's capital position, coupled with the reduction in non-performing assets.

Other non-performing assets at June 30, 2020 and December 31, 2019 was comprised solely of a classified account receivable secured by an evergreen letter of credit in the amount of $1.9 million, received in 2011 as part of a settlement agreement for a large construction, land acquisition and development loan for a residential development project in the Pocono region of Monroe County, Pennsylvania. The agreement provides for payment to FNCB as real estate building lots are sold. The project was stalled due to a decline in real estate values in this area following the financial crisis of 2008. In 2019, economic development in this market area started to improve and management had confirmed that the developer for this project had resumed construction activity, including the completion of substantial infrastructure, and had increased marketing and sales initiatives related to the project. As of June 30, 2020, no single-unit lots have been sold, however, construction of a four-unit building is in process. Management continues to monitor this project closely. Due to the current economic disruption and uncertainty related to the COVID-19 pandemic, it is difficult to predict the timing of sales at this time.

While credit quality metrics of FNCB's loan portfolio improved comparing June 30, 2020 and December 31, 2019, management believes the COVID-19 pandemic may have an adverse effect on asset quality during the remainder of 2020 and beyond. Prolonged disruption to FNCB's customers could result in increased loan delinquencies, defaults and collateral devaluations. Management actively manages problem credits through workout efforts focused on developing strategies to resolve borrower difficulties through liquidation of collateral and other appropriate means. Additionally, management continues to monitor non-accrual loans, delinquency trends and economic conditions within FNCB’s market area on an on-going basis in order to proactively address any collection-related issues and mitigate any potential losses.

There were three commercial and industrial loans and one residential mortgage loan modified as TDRs during the three and six months ended June 30, 2020. The three commercial and industrial loans were modified under forbearance agreements and had an aggregate pre- and post-modification recorded investment of $196 thousand. The one residential mortgage loan that was modified as a TDR involved an extension of terms and the loan had a pre- and post-modification recorded investment of $88 thousand. There was one residential loan modified as a TDR during the three and six months ended June 30, 2019.  The modification involved an extension of terms and the loan had a pre-and post-modification balance of $24 thousand.  There were no TDRs modified within the previous 12 months that defaulted during the three and six months ended June 30, 2020 and 2019.  There was one consumer TDR that was modified within the previous 12 months in the amount of $103 thousand that defaulted (defined as past 90 days or more) during the three and six months ended June 30, 2019.  TDRs at both June 30, 2020 and December 31, 2019 were $9.1 million. Accruing and non-accruing TDRs were $8.6 million and $0.5 million, respectively at June 30, 2020 and $7.7 million and $1.4 million, respectively at December 31, 2019. FNCB was not committed to lend additional funds to any loan classified as a TDR at June 30, 2020.

Modifications Related to COVID-19

In late March 2020, the federal banking regulators issued guidance that short-term modifications made to a borrower affected by the COVID-19 pandemic and governmental shutdown orders do not need to be identified as a TDR if the loan was current at the time a modification plan was implemented. Section 4013 of the CARES Act also addressed COVID-19-related modifications and specified that such modifications made on loans that were current as of December 31, 2019 are not TDRs. As of June 30, 2020, FNCB has applied this guidance and made 905 such modifications with principal balances totaling $176.6 million. Management is closely monitoring all loans for which a payment deferral has been granted and will continue to follow guidance issued by the banking regulators in making any TDR determinations.

The following table presents the number, and aggregate recorded investment, of COVID-19 related loan modifications by major loan category that were outstanding at June 30, 2020.

	Deferrals Remaining
(in thousands)	As of June 30, 2020
COVID -19 related loan modifications:	Number of Loans	Recorded Investment
Residential real estate	213	$20,338
Commercial real estate	160	108,100
Construction, land acquisition and development	16	16,340
Commercial and industrial	110	23,880
Consumer	406	7,920
State and political subdivisions	-	-
Total	905	$176,578

As of July 30, 2020, there were 128 loans with an aggregate recorded investment of $17.1 million that were still in deferment. There were 777 loans, with an aggregate recorded investment of $159.5 million, as of July 30, 2020 for which the deferral period had expired and the borrower had not requested any additional deferral.

The average balance of impaired loans was $14.8 million and $15.0 million, respectively, for the three and six months ended June 30, 2020 and 2019, compared to $12.7 million and $12.8 million, respectively for the three and six months ended June 30, 2019. FNCB recognized $98 thousand and $189 thousand of interest income on impaired loans for the three and six months ended June 30, 2020, respectively and $101 thousand and $205 thousand for the respective periods of 2019.

The following table presents the changes in non-performing loans for the three and six months ended June 30, 2020 and 2019. Loan foreclosures represent recorded investment at time of foreclosure not including the effect of any guarantees. There were no loans foreclosed upon during the three and six months ended June 30, 2020 and 2019.

Changes in Non-Performing Loans

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Balance, beginning of period	$8,576	$6,175	$9,084	$4,696
Loans newly placed on non-accrual	717	816	1,436	3,094
Loans returned to performing status	(1,521)	(4)	(1,569)	(27)
Loan foreclosures	-	-	-	-
Loans charged-off	(310)	(1,120)	(624)	(1,567)
Loan payments received	(722)	(565)	(1,587)	(894)
Balance, end of period	$6,740	$5,302	$6,740	$5,302

The additional interest income that would have been earned on non-accrual and restructured loans had the loans been performing in accordance with their original terms for the three and six months ended June 30, 2020 approximated $94 thousand and $205 thousand, respectively and $95 thousand and $177 thousand for the respective periods of 2019.

The following table presents accruing loan delinquencies and non-accrual loans as a percentage of gross loans at June 30, 2020 and December 31, 2019:

Loan Delinquencies and Non-Accrual Loans

	June 30,	December 31,
	2020	2019
Accruing:
30-59 days	0.16%	0.26%
60-89 days	0.03%	0.10%
90+ days	0.00%	0.00%
Non-accrual	0.71%	1.10%
Total delinquencies	0.90%	1.46%

Total delinquencies as a percent of gross loans were 0.90% at June 30, 2020 compared to 1.46% at December 31, 2019. The decrease in total delinquent loans was primarily due to a decrease in non-accrual loans of $2.3 million, coupled with a $0.6 million decrease in accruing loans past due 60-89 days.

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

The ALLL equaled $11.0 million, or 1.16% of total loans at June 30, 2020, an increase of $2.1 million, or 23.2%, from $8.9 million at December 31, 2019. The increase resulted from $2.0 million in provisions for loan and lease losses for the six months ended June 30, 2020, offset by $92 thousand in net recoveries for the same time period. The increase in the ALLL was primarily related to economic disruption and uncertainty caused by the COVID-19 pandemic. Management adjusted the qualitative factors for the potential effect of economic and employment uncertainty and disruption due to the global pandemic into its evaluation.

The ALLL consists of both specific and general components. The component of the ALLL that is related to impaired loans that are individually evaluated for impairment, the guidance for which is provided by ASC 310 “Impairment of a Loan” (“ASC 310”), was $513 thousand, or 4.7%, of the total ALLL at June 30, 2020, compared to $473 thousand, or 5.3%, of the total ALLL at December 31, 2019. A general allocation of $10.5 million was calculated for loans analyzed collectively under ASC 450 “Contingencies” (“ASC 450”), which represented 95.3% of the total ALLL of $11.0 million. Comparatively, at December 31, 2019, the general allocation for loans collectively analyzed for impairment amounted to $8.5 million, or 94.7%, of the total ALLL. Included in the general component of the ALLL at June 30, 2020 was an unallocated reserve of $1.0 million, compared to $426 thousand at December 31, 2019. The increase in the unallocated reserve was directly related to the increase in credit provisioning due to the economic disruption caused by the COVID-19 pandemic. Based on its evaluations, management may establish an unallocated component to cover any inherent losses that exist as of the evaluation date, but which may not have been identified under the methodology. The ratio of the ALLL to total loans increased to 1.16% of total loans, net of net deferred loan fees and unearned income, of $948.4 million at June 30, 2020 from 1.08% of total loans, net of net deferred loan costs and unearned income, of $828.5 million at December 31, 2019. Excluding PPP loans, the ALLL as a percentage of gross loans equaled 1.32% at June 30, 2020.

The following table presents an allocation of the ALLL by major loan category and percent of loans in each category to total loans at June 30, 2020 and December 31, 2019:

Allocation of the ALLL

	June 30, 2020		December 31, 2019
		Percentage		Percentage
		of Loans		of Loans
		in Each		in Each
		Category		Category
	Allowance	to Total	Allowance	to Total
(dollars in thousands)	Amount	Loans	Amount	Loans
Residential real estate	$1,351	17.93%	$1,147	20.66%
Commercial real estate	3,942	29.65%	3,198	33.69%
Construction, land acquisition and development	360	5.38%	271	5.75%
Commercial and industrial	2,343	29.48%	1,997	17.86%
Consumer	1,689	12.68%	1,658	16.73%
State and political subdivision	337	4.88%	253	5.31%
Unallocated	1002	0.00%	426	0.00%
Total	$11,024	100.00%	$8,950	100.00%

The following table presents an analysis of the ALLL by loan category for the three and six months ended June 30, 2020 and 2019:

Reconciliation of the ALLL

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(dollars in thousands)	2020	2019	2020	2019
Balance at beginning of period	$9,907	$9,253	$8,950	$9,519
Charge-offs:
Residential real estate	-	27	-	27
Commercial real estate	-	-	56	-
Construction, land acquisition and development	-	18	-	18
Commercial and industrial	92	621	127	760
Consumer	224	457	462	772
State and political subdivisions	-	-	-	-
Total charge-offs	316	1,123	645	1,577
Recoveries of charged-off loans:
Residential real estate	37	2	39	6
Commercial real estate	1	14	1	14
Construction, land acquisition and development	-	-	-	81
Commercial and industrial	425	123	484	207
Consumer	139	329	213	502
State and political subdivisions	-	-	-	-
Total recoveries	602	468	737	810
Net (recoveries) charge-offs	(286)	655	(92)	767
Provision for loan and lease losses	831	347	1,982	193
Balance at end of period	$11,024	$8,945	$11,024	$8,945

Net charge-offs as a percentage of average loans	(0.03)%	0.01%	(0.01)%	0.09%

Allowance for loan and lease losses as a percentage of gross loans outstanding at period end	1.16%	1.10%	1.16%	1.10%
Allowance for loan and lease losses as a percentage of gross loans outstanding at period end, excluding PPP Loans	1.32%	-	1.32%	-

Other Real Estate Owned

There was one piece of commercial land with a carrying value of $85 thousand held in OREO at June 30, 2020. There were two properties with an aggregate carrying value of $289 thousand at December 31, 2019, including the piece of commercial land and a single family residential real estate property with carrying values of $85 thousand and $204 thousand, respectively. The residential real estate property was sold during the six months ended June 30, 2020. The property sold was collateral supporting an investor-owned residential mortgage loan. The agreement with the investor requires FNCB to take title to the property upon foreclosure and FNCB is responsible for the property liquidation on behalf of the investor after foreclosure. FNCB did not realize any gain or loss upon the sale. There were no properties foreclosed upon during the six months ended June 30, 2020. There was one property with a fair value less cost to sell of $52 thousand that was foreclosed upon during the six months ended June 30, 2019.  The property foreclosed upon was the collateral supporting an investor-owned residential mortgage loan. There were three OREO properties, with an aggregate carrying value of $411 thousand, sold during the six months ended June 30, 2019. FNCB realized a net gain of $9 thousand upon the sales, which is included in non-interest income for the six months ended June 30, 2019.

The expenses related to maintaining OREO, not including adjustments to property values subsequent to foreclosure, and net of any income from operation of the properties, amounted to $35 thousand and $90 thousand for the three and six months ended June 30, 2020,  respectively, compared to $14 thousand and $65 thousand for the respective periods of 2019.

FNCB actively markets OREO properties for sale through a variety of channels including internal marketing and the use of outside brokers/realtors. The carrying value of OREO is generally calculated at an amount not greater than 90% of the most recent fair market appraised value unless specific conditions warrant an exception. A 10% factor is generally used to estimate costs to sell, which is based on typical cost factors, such as 6% broker commission, 1% transfer taxes, and 3% various other miscellaneous costs associated with the sales process. This fair value is updated on an annual basis or more frequently if new valuation information is available. Deterioration in the real estate market could result in additional losses on these properties. There were no valuation adjustments recorded on OREO properties during the three and six months ended June 30, 2020 and 2019.

Liabilities

Total liabilities, which consist primarily of total deposits and borrowed funds, were $1.273 billion at June 30, 2020, an increase of $202.9 million, or 19.0%, from $1.070 billion at December 31, 2019. The increase was primarily attributable to an increase in total deposits, coupled with an increase in borrowed funds. Total deposits increased $167.9 million to $1.170 billion at June 30, 2020 from $1.002 billion at December 31, 2019. FNCB experienced increases in both non-interest-bearing and interest-bearing deposits. Non-interest-bearing demand deposits increased $87.3 million, or 48.7%, to $266.8 million at June 30, 2020 from $179.5 million at December 31, 2019, while interest-bearing deposits increased $80.6 million, or 9.8%, to $902.8 million at June 30, 2020 from $822.2 million at December 31, 2019. The increases were due primarily to higher balances of non-maturity deposits and reflected funds disbursed for PPP loans into customer demand deposit accounts. Total time deposits decreased $0.9 million, or 0.5%, to $192.1 million at June 30, 2020 from $193.0 million at December 31, 2019. The decrease was due to certificates of deposit that were not renewed in the current low interest rate environment almost entirely offset by an increase of $10.0 million brokered certificates of deposit. Borrowed funds increased $32.2 million, or 56.2%, to $89.4 million at June 30, 2020 from $57.2 million at December 31, 2019. The increase included a $36 million advance through the Federal Reserve Discount Window under the PPPLF. This was slightly offset by the $4.1 decrease in FHLB of Pittsburgh advances to $42.8 million at June 30, 2020 from $46.9 million at December 31, 2019, which included a $14.1 repayment of a FHLB of Pittsburgh overnight advance and a $10.0 million term advance as part of an interest rate swap transaction. There were no outstanding overnight advances through FHLB of Pittsburgh at June 30, 2020.  Management regularly monitors wholesale funding sources taking into consideration the cost of funds, diversification between funding sources and asset/liability management strategies. FNCB utilizes brokered deposits, including one-way purchases through the Promontory Interfinancial Network, deposits acquired through a national listing service, as well as overnight and term advances through the FHLB of Pittsburgh as wholesale sources of funds to supplement its deposit gathering initiatives.

Equity

Total shareholders’ equity increased $11.8 million, or 8.8%, to $145.4 million at June 30, 2020 from $133.6 million at December 31, 2019. The improvement in capital resulted primarily from net income for the six months ended June 30, 2020 of $6.1 million and a $7.7 million increase in accumulated other comprehensive income related primarily to appreciation in the fair value of available-for-sale debt securities, net of deferred taxes. These improvements were partially offset by dividends declared and paid for the six months ended June 30, 2020 of $2.2 million. FNCB's tangible book value per common share improved $0.57, or 8.6% to $7.19 at June 30, 2020, compared to $6.62 per share at December 31, 2019.

FNCB Bank's total regulatory capital increased $14.6 million to $148.0 million at June 30, 2020 from $133.4 million at December 31, 2019. The Bank's total risk-based capital and Tier 1 leverage ratios improved to 15.68% and 10.42%, respectively at June 30, 2020 from 14.77% and 10.36%, respectively, at December 31, 2019. The Bank's risk-based capital ratios exceeded the minimum regulatory capital ratios required for well capitalized under prompt corrective action regulations. Based on the most recent notification from its primary regulator, the Bank was considered well capitalized at June 30, 2020 and December 31, 2019. There were no conditions or events since that notification that management believes would have changed this capital designation.

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

The statements of cash flows present the change in cash and cash equivalents from operating, investing and financing activities. Cash and due from banks and interest-bearing deposits in other banks, which comprise cash and cash equivalents, are FNCB’s most liquid assets. At June 30, 2020, cash and cash equivalents totaled $101.5 million, an increase of $66.9 million compared to $34.5 million at December 31, 2019. For the six months ended June 30, 2020 net cash provided by operating and financing activities were partially offset by net cash used in investing activities during that same time frame. Operating activities, net of reconciling adjustments for the six months ended June 30, 2020 provided net cash of $11.3 million. Financing activities provided $197.8 million in net cash flow for the six months ended June 30, 2020, which resulted primarily from the net increase in deposits and net proceeds on advances from the Federal Reserve Bank Discount Window PPPLF of $36.2 million. Partially offsetting these net cash inflows, was $142.2 million in net cash used by FNCB's investing activities for the six months ended June 30, 2020, which resulted primarily from the cash used of $120.0 million for new loan funding, coupled with the purchases of available-for-sale securities of $83.1 million. This was partially offset by cash received from sales and repayments of available-for-sale debt securities of $60.9 million.

Management believes the COVID-19 pandemic could pose potential stresses on liquidity management. FNCB could experience an increase in the utilization of existing lines of credit as customers manage their own liquidity needs during this time of economic uncertainty. Management believes FNCB's current liquidity position and available sources of liquidity were sufficient to meet its cash flow needs and fulfill its obligations at June 30 2020. In addition cash and cash equivalents of $101.5 million at June 30, 2020, FNCB had ample sources of additional liquidity including approximately $266.7 million in available borrowing capacity from the FHLB of Pittsburgh, and available borrowing capacity through the Federal Reserve Discount Window of $80.8 million under the PPPLF and $14.4 million under the borrower-in-custody program. FNCB also has available unsecured federal funds lines of credit totaling $40.0 million at June 30, 2020.

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

While ALCO regularly performs a wide variety of simulations under various strategic balance sheet and treasury yield curve scenarios, the following results reflect FNCB’s sensitivity over the subsequent twelve months based on the following assumptions:

●	asset and liability levels using June 30, 2020 as a starting point;
●	cash flows are based on contractual maturity and amortization schedules with applicable prepayments derived from internal historical data and external sources; and
●	cash flows are reinvested into similar instruments so as to keep interest-earning asset and interest-bearing liability levels constant.

The following table illustrates the simulated impact of parallel and instantaneous interest rate shocks of +400 basis points, +200 basis points, and -100 basis points on net interest income and the change in economic value over a one-year time horizon from the June 30, 2020 levels:

	Rates +200		Rates +400		Rates -100
	Simulation Results	Policy Limit	Simulation Results	Policy Limit	Simulation Results	Policy Limit
Earnings at risk:
Percent change in net interest income	(1.6)%	(12.5)%	(0.6)%	(20.0)%	3.4%	(10.0)%

Economic value at risk:
Percent change in economic value of equity	11.0%	(20.0)%	16.1%	(35.0)%	(32.2)%	(10.0)%

Model results at June 30, 2020 indicated that FNCB was liability rate sensitive for the short term moving to an asset sensitive position in approximately within twelve months and then continuing in an asset-sensitive position for the remaining periods of the model. The liability rate sensitive position shortened as compared to model results at March 31, 2020, which indicated a shift to an asset sensitive position in months 13 through 15 of the model. Model results at June 30, 2020 indicated that FNCB’s net interest income is expected to decrease 1.6% under a +200-basis point interest rate shock. Additionally, model results indicated that FNCB's economic value of equity is expected toincrease 11.0%under a parallel shift in interest rates of +200 basis points. Under a -100-basis point interest rate shock, model results indicated that FNCB's net interest income would increase 3.4%, while the economic value of equity would decrease 32.2%, respectively. Management does not believe that the modeled decrease in the economic value of equity, which exceeds the current policy limit of 10.0%, poses any undue interest rate risk at June 30, 2020. Comparatively, model results at March 31, 2020 indicated net interest income would be expected to decrease 4.4% and economic value of equity would be expected to decrease 1.5%given a +200-basis point rate shock. Conversely, given a -100 basis point rate shock at March 31, 2020, net interest income would be expected to increase 2.7% and the economic value of equity would decrease 18.6%.

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

As previously mentioned, as part of its ongoing monitoring, ALCO requires quarterly back testing of modeling results, which involves after-the-fact comparisons of projections with FNCB’s actual performance to measure the validity of assumptions used in the modeling techniques. As part of its quarterly review, management compared tax-equivalent net interest income recorded for the three months ended June 30, 2020 with tax-equivalent net interest income that was projected for the same three-month period. There was a negative variance between actual and projected tax-equivalent net interest income for the three-month period ended June 30, 2020 of $715 thousand, or 7.4%. The variance primarily reflected the decrease origination of $117.0 million in PPP loans at an interest rate of 1.00% during the second quarter of 2020, which was not included in the model at March 31, 2020. ALCO performs a detailed rate/volume analysis between actual and projected results in order to continue to improve the accuracy of its simulation models.

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

For the three and six months ended June 30, 2020, FNCB did not engage in any off-balance sheet transactions that would have or would be reasonably likely to have a material effect on its consolidated financial condition.

Item 3 — Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in FNCB’s exposure to market risk during the six months ended June 30, 2020.  For discussion of FNCB’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in FNCB’s Form 10-K for the year ended December 31, 2019.

Item 4 — Controls and Procedures

FNCB’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of FNCB’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, FNCB’s Chief Executive Officer and Chief Financial Officer concluded FNCB’s disclosure controls and procedures were effective as of June 30, 2020.

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

Item 1A — Risk Factors.

In addition to the other information contained in this Quarterly Report on Form 10-Q, the following risk factor represents material updates and additions to the risk factors previously disclosed in FNCB's Annual Report on Form 10- K for the fiscal year ended December 31, 2019 as filed with the Securities and Exchange Commission. Additional risks not presently known to FNCB, or that FNCB currently deems immaterial, may also adversely affect its business, financial condition or results of operations. Further, to the extent that any of the information contained in this Quarterly Report on Form 10-Q constitutes forward-looking statements, the risk factor set forth below also is a cautionary statement identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of FNCB.

The economic impact of the novel COVID-19 outbreak could adversely affect FNCB's financial condition and results of operations.

In December 2019, a novel coronavirus (COVID-19) was reported in China, and, in March 2020, the World Health Organization declared it a pandemic. On March 12, 2020, the President of the United States declared the COVID-19 outbreak in the United States a national emergency. The COVID-19 pandemic has caused significant economic dislocation in the United States as many state and local governments have ordered non-essential businesses to close and mandated "stay-at-home" restrictions for residents. This has resulted in an unprecedented slow-down in economic activity and a related increase in unemployment. Since the COVID-19 outbreak, more than 22 million people have filed claims for unemployment, and stock markets have declined in value and, in particular, bank stocks have significantly declined in value. In response to the COVID-19 outbreak, the Federal Reserve Board has reduced the benchmark fed funds rate to a target range of 0% to 0.25%, and the yields on 10- and 30-year treasury notes have declined to historic lows. Various state governments and federal agencies are requiring lenders to provide forbearance and other relief to borrowers (e.g., waiving late payment and other fees). The federal banking agencies have encouraged financial institutions to prudently work with affected borrowers and recently passed legislation has provided relief from reporting loan classifications due to modifications related to the COVID-19 outbreak. Certain industries have been particularly hard-hit, including the travel and hospitality industry, the restaurant industry and the retail industry. Finally, the spread of the coronavirus has caused FNCB to modify its business practices, including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences. FNCB may take further actions as may be required by government authorities or that it determines are in the best interests of FNCB's employees, customers and business partners.

Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 outbreak on FNCB's business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated, the stabilization of economic activity and whether or not the federal government will approve additional stimulus.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3 - Defaults upon Senior Securities.

None.

Item 4 — Mine Safety Disclosures.

Not applicable.

Item 5 - Other Information.

None.

Item 6 — Exhibits.

The following exhibits are filed or furnished herewith or incorporated by reference.

EXHIBIT 3.1*	Amended and Restated Bylaws of FNCB Bancorp, Inc. as of March 25, 2020 - filed as Exhibit 3.1 to FNCB's Form 10-Q for the quarter ended March 31, 2020, as filed on May 4, 2020, is hereby incorporated by reference.

EXHIBIT 31.1*	Certification of Chief Executive Officer

EXHIBIT 31.2*	Certification of Chief Financial Officer

EXHIBIT 32.1**	Section 1350 Certification —Chief Executive Officer and Chief Financial Officer

EXHIBIT 101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

EXHIBIT 101.SCH	INLINE XBRL TAXONOMY EXTENSION SCHEMA

EXHIBIT 101.CAL	INLINE XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EXHIBIT 101.DEF	INLINE XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EXHIBIT 101.LAB	INLINE XBRL TAXONOMY EXTENSION LABEL LINKBASE

EXHIBIT 101.PRE	INLINE XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

EXHIBIT 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant:  FNCB BANCORP, INC.

Date: August 3, 2020	By:	/s/ Gerard A. Champi
Gerard A. Champi
President and Chief Executive Officer

Date: August 3, 2020	By:	/s/ James M. Bone, Jr.
James M. Bone, Jr., CPA
Executive Vice President and Chief Financial Officer
Principal Financial Officer

Date: August 3, 2020	By:	/s/ Stephanie A. Westington
Stephanie A. Westington, CPA
Senior Vice President and Controller
Principal Accounting Officer