Form 10-Q
period 2020-09-30
FNCB Bancorp, Inc.
filed 2020-11-02
CIK 1035976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 20,243,589 shares as of October 30, 2020

Part I - Financial Information

Item 1 - Financial Statements

FNCB BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(unaudited)

	September 30,	December 31,
(in thousands, except share data)	2020	2019
Assets
Cash and cash equivalents:
Cash and due from banks	$26,121	$22,861
Interest-bearing deposits in other banks	78,895	11,704
Total cash and cash equivalents	105,016	34,565
Available-for-sale debt securities, at fair value	321,399	272,839
Equity securities, at fair value	2,719	920
Restricted stock, at cost	1,791	3,804
Loans held for sale	662	1,061
Loans, net of allowance for loan and lease losses of $12,269 and $8,950	947,960	819,529
Bank premises and equipment, net	17,413	17,518
Accrued interest receivable	4,693	3,234
Bank-owned life insurance	31,596	31,230
Other real estate owned	58	289
Net deferred tax assets	1,799	6,278
Other assets	8,085	12,274
Total assets	$1,443,191	$1,203,541

Liabilities
Deposits:
Demand (non-interest-bearing)	$274,110	$179,465
Interest-bearing	998,128	822,244
Total deposits	1,272,238	1,001,709
Borrowed funds:
Federal Home Loan Bank of Pittsburgh advances	-	46,909
Junior subordinated debentures	10,310	10,310
Total borrowed funds	10,310	57,219
Accrued interest payable	139	258
Other liabilities	10,458	10,748
Total liabilities	1,293,145	1,069,934

Shareholders' equity
Preferred shares ($1.25 par)
Authorized: 20,000,000 shares at September 30, 2020 and December 31, 2019
Issued and outstanding: 0 shares at September 30, 2020 and December 31, 2019	-	-
Common shares ($1.25 par)
Authorized: 50,000,000 shares at September 30, 2020 and December 31, 2019
Issued and outstanding: 20,243,589 shares at September 30, 2020 and 20,171,408 shares at December 31, 2019	25,304	25,214
Additional paid-in capital	81,500	81,130
Retained earnings	31,044	24,207
Accumulated other comprehensive income	12,198	3,056
Total shareholders' equity	150,046	133,607
Total liabilities and shareholders’ equity	$1,443,191	$1,203,541

The accompanying notes to consolidated financial statements are an integral part of these statements.

FNCB BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share data)	2020	2019	2020	2019
Interest income
Interest and fees on loans	$9,078	$9,488	$27,277	$28,313
Interest and dividends on securities:
U.S. government agencies	494	924	1,833	2,723
State and political subdivisions, tax free	463	37	908	112
State and political subdivisions, taxable	741	713	2,241	2,545
Other securities	525	314	1,352	729
Total interest and dividends on securities	2,223	1,988	6,334	6,109
Interest on interest-bearing deposits in other banks	1	30	25	155
Total interest income	11,302	11,506	33,636	34,577
Interest expense
Interest on deposits	1,291	1,901	4,327	6,283
Interest on borrowed funds:
Federal Reserve Bank Discount Window advances	18	-	32	-
Federal Home Loan Bank of Pittsburgh advances	95	448	474	988
Junior subordinated debentures	52	106	200	331
Subordinated debentures	-	-	-	24
Total interest on borrowed funds	165	554	706	1,343
Total interest expense	1,456	2,455	5,033	7,626
Net interest income before provision for loan and lease losses	9,846	9,051	28,603	26,951
Provision for loan and lease losses	74	637	2,056	830
Net interest income after provision for loan and lease losses	9,772	8,414	26,547	26,121
Non-interest income
Deposit service charges	844	797	2,377	2,203
Net gain on the sale of available-for-sale debt securities	433	379	1,504	702
Net gain on equity securities	846	5	864	31
Net gain on the sale of mortgage loans held for sale	186	69	465	198
Net gain on the sale of other real estate owned	-	11	-	20
Loan-related fees	119	80	200	231
Income from bank-owned life insurance	118	134	366	394
Loan referral fees	76	54	338	74
Merchant services revenue	154	142	401	391
Other	194	160	650	680
Total non-interest income	2,970	1,831	7,165	4,924
Non-interest expense
Salaries and employee benefits	3,835	3,911	11,262	11,634
Occupancy expense	500	460	1,520	1,454
Equipment expense	381	332	1,112	968
Advertising expense	175	228	495	579
Data processing expense	754	742	2,188	2,312
Regulatory assessments	123	21	256	265
Bank shares tax	263	205	878	760
Expense of other real estate owned	65	62	155	127
Professional fees	279	189	660	724
Insurance expense	126	128	373	374
Directors Fees	239	236	416	405
Other operating expenses	1,103	815	2,157	2,274
Total non-interest expense	7,843	7,329	21,472	21,876
Income before income tax expense	4,899	2,916	12,240	9,169
Income tax expense	792	513	2,049	1,582
Net income	$4,107	$2,403	$10,191	$7,587

Earnings per share
Basic	$0.20	$0.12	$0.50	$0.39
Diluted	$0.20	$0.12	$0.50	$0.39

Cash dividends declared per common share	$0.055	$0.050	$0.165	$0.150
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	20,235,384	20,168,529	20,199,933	19,678,031
Diluted	20,235,384	20,172,282	20,201,289	19,683,522

The accompanying notes to consolidated financial statements are an integral part of these statements.

FNCB BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Net income	$4,107	$2,403	$10,191	$7,587
Other comprehensive income:
Unrealized gains on available-for-sale debt securities	2,215	1,964	13,209	12,227
Taxes	(465)	(412)	(2,774)	(2,567)
Net of tax amount	1,750	1,552	10,435	9,660

Reclassification adjustment for gains included in net income	(433)	(379)	(1,504)	(702)
Taxes	91	79	316	147
Net of tax amount	(342)	(300)	(1,188)	(555)

Derivative adjustments	14	-	(133)	-
Taxes	(3)	-	28	-
Net of tax amount	11	-	(105)	-
Total other comprehensive income	1,419	1,252	9,142	9,105
Comprehensive income	$5,526	$3,655	$19,333	$16,692

The accompanying notes to consolidated financial statements are an integral part of these statements.

FNCB BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Three and Nine Months Ended September 30, 2020 and 2019
(unaudited)

(in thousands, except per share data)	Number of Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
For the three months ended:
Balances, June 30, 2019	20,148,017	$25,184	$80,864	$20,345	$3,313	$129,706
Net income for the period	-	-	-	2,403	-	2,403
Cash dividends paid, $0.050 per share	-	-	-	(1,008)	-	(1,008)
Restricted stock awards	-	-	56	-	-	56
Common shares issued under long-term incentive compensation plan	19,560	24	126	-	-	150
Common shares issued through dividend reinvestment/optional cash purchase plan	1,915	3	12	(7)	-	8
Other comprehensive income, net of tax of $333	-	-	-	-	1,252	1,252
Balances, September 30, 2019	20,169,492	$25,211	$81,058	$21,733	$4,565	$132,567

Balances, June 30, 2020	20,208,607	$25,260	$81,261	$28,057	$10,779	$145,357
Net income for the period	-	-	-	4,107	-	4,107
Cash dividends paid, $0.055 per share	-	-	-	(1,113)	-	(1,113)
Restricted stock awards	-	-	116	-	-	116
Common shares issued under long-term incentive compensation plan	32,187	40	110	-	-	150
Common shares issued through dividend reinvestment/optional cash purchase plan	2,795	4	13	(7)	-	10
Other comprehensive income, net of tax of $377	-	-	-	-	1,419	1,419
Balances, September 30, 2020	20,243,589	$25,304	$81,500	$31,044	$12,198	$150,046

For the nine months ended:
Balances, December 31, 2018	16,821,371	$21,026	$63,547	$17,186	$(4,540)	$97,219
Net income for the period	-	-	-	7,587	-	7,587
Cash dividends paid, $0.150 per share	-	-	-	(3,021)	-	(3,021)
Common shares issued for capital raise, net	3,285,550	4,107	17,201	-	-	21,308
Restricted stock awards	-	-	196	-	-	196
Common shares issued under long-term incentive compensation plan	57,118	71	79	-	-	150
Common shares issued through dividend reinvestment/optional cash purchase plan	5,453	7	35	(19)	-	23
Other comprehensive income, net of tax of $2,420	-	-	-	-	9,105	9,105
Balances, September 30, 2019	20,169,492	$25,211	$81,058	$21,733	$4,565	$132,567

Balances, December 31, 2019	20,171,408	$25,214	$81,130	$24,207	$3,056	$133,607
Net income for the period	-	-	-	10,191	-	10,191
Cash dividends paid, $0.165 per share	-	-	-	(3,334)	-	(3,334)
Restricted stock awards	-	-	259	-	-	259
Common shares issued under long-term incentive compensation plan	63,970	80	70	-	-	150
Common shares issued through dividend reinvestment/optional cash purchase plan	8,211	10	41	(20)	-	31
Other comprehensive income, net of tax of $2,430	-	-	-	-	9,142	9,142
Balances, September 30, 2020	20,243,589	$25,304	$81,500	$31,044	$12,198	$150,046

The accompanying notes to consolidated financial statements are an integral part of these statements.

FNCB BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
(in thousands)	2020	2019
Cash flows from operating activities:
Net income	$10,191	$7,587
Adjustments to reconcile net income to net cash provided by operating activities:
Investment securities amortization, net	615	613
Equity in trust	(6)	(10)
Depreciation and amortization	1,668	2,294
Valuation adjustment for loan servicing rights	23	6
Stock-based compensation expense	409	346
Provision for loan and lease losses	2,056	830
Valuation adjustment for off-balance sheet commitments	26	245
Net gain on the sale of available-for-sale debt securities	(1,504)	(702)
Net gain on equity securities	(864)	(31)
Net gain on the sale of mortgage loans held for sale	(465)	(198)
Net gain on the sale of other real estate owned	-	(20)
Valuation adjustment of other real estate owned	27	14
Loss on disposition of bank premises and equipment	-	4
Gain on bank-owned life insurance settlement	-	(114)
Income from bank-owned life insurance	(366)	(394)
Proceeds from the sale of mortgage loans held for sale	10,962	7,271
Funds used to originate mortgage loans held for sale	(10,098)	(7,393)
Decrease in net deferred tax assets	2,049	1,582
(Increase) decrease in accrued interest receivable	(1,459)	576
Decrease (increase) in prepaid expenses and other assets	2,449	(2,506)
(Decrease) increase in accrued interest payable	(119)	63
Decrease in accrued expenses and other liabilities	(465)	(491)
Total adjustments	4,938	1,985
Net cash provided by operating activities	15,129	9,572

Cash flows from investing activities:
Maturities, calls and principal payments of available-for-sale debt securities	14,410	6,454
Proceeds from the sale of available-for-sale debt securities	62,805	102,345
Proceeds from the sale/transfer of equity securities	1,223	-
Purchases of available-for-sale debt securities	(113,181)	(55,819)
Purchases of equity securities	(500)	-
Redemption (purchase) of the stock in Federal Home Loan Bank of Pittsburgh	2,013	(1,071)
Net increase in loans to customers	(130,853)	(29)
Proceeds from the sale of other real estate owned	204	769
Proceeds received from bank-owned life insurance	-	419
Purchases of bank premises and equipment	(1,116)	(3,879)
Net cash (used in) provided by investing activities	(164,995)	49,189

Cash flows from financing activities:
Net increase (decrease) in deposits	270,529	(131,569)
(Repayment of) proceeds from Federal Home Loan Bank of Pittsburgh advances - overnight	(14,100)	8,300
Proceeds from Federal Home Loan Bank of Pittsburgh advances - term	20,000	62,713
Repayment of Federal Home Loan Bank of Pittsburgh advances - term	(52,809)	(10,485)
Principal reduction on subordinated debentures	-	(5,000)
Proceeds from issuance of common shares, net of discount	31	21,331
Cash dividends paid	(3,334)	(3,021)
Net cash provided by (used in) financing activities	220,317	(57,731)
Net increase in cash and cash equivalents	70,451	1,030
Cash and cash equivalents at beginning of period	34,565	36,481
Cash and cash equivalents at end of period	$105,016	$37,511

Supplemental cash flow information
Cash paid during the period for:
Interest	$5,152	$7,563
Other transactions:
Investor loans transferred to OREO	-	256
Lease liabilities arising from obtaining right-of-use assets	16	78
Equity securities without a readily determinable fair value reclassified to equity securities	1,658	-

The accompanying notes to consolidated financial statements are an integral part of these statements.

FNCB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1.   Basis of Presentation

The consolidated financial statements of FNCB are comprised of the accounts of FNCB Bancorp, Inc., and its wholly owned subsidiary, FNCB Bank (the “Bank”), as well as the Bank’s wholly owned subsidiaries (collectively, “FNCB”). The accounting and reporting policies of FNCB conform to accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all the information and accompanying notes required by GAAP for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included in the consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation. Prior period amounts have been reclassified when necessary to conform to the current period’s presentation. Such reclassifications did not have an impact on the operating results or financial position of FNCB. The operating results and financial position of FNCB for the three and nine months ended September 30, 2020, may not be indicative of future results of operations and financial position.

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

The federal government has taken several actions designed to mitigate the impact of the economic disruption. Specifically, on March 27, 2020, the Coronavirus Aid, Relief, and Economic Security ("CARES") Act, a $2.0 trillion legislative package, was signed into law. The CARES Act contains substantial tax and spending provisions including direct financial aid to American families, extensive emergency funding for hospitals and medical providers, and economic stimulus to significantly impacted industry sectors. Management expects the general impact of COVID-19, as well as certain provisions of the CARES Act and other recent legislative and regulatory relief efforts, to have a material impact on FNCB's operations. Because the impact is contingent upon the duration and severity of the economic downturn, management cannot determine or estimate the magnitude of the impact at this time. However, FNCB continually monitoring the effects of COVID-19 on FNCB and the Bank.

Business Continuity, Processes and Controls

As a financial institution, FNCB is considered essential and has remained open for business and is operating under its pandemic preparedness plan. To ensure the financial needs of its customers are addressed in a safe and consistent manner, the Bank's offices are open for regular business, with administrative, lending and community branch offices adhering to federal, state, and local governmental guidelines and social distancing mandates. However, in order to limit the spread of COVID-19 customers are encouraged to utilize FNCB's drive-thru facilities, automated teller machines, Customer Care center, remote deposit capture and online and mobile banking applications. FNCB is also providing the necessary technology, when needed, to its operational staff to work remotely in a secure environment. As of September 30, 2020, FNCB did not face any material resource constraints through the implementation of its pandemic preparedness plan. Through the nine months ended September 30, 2020, FNCB incurred COVID-19-related expenses including stay-at-home pay, computer-related costs, cleaning and sanitizing facilities and safety supplies, which are included in non-interest expense in the consolidated statements of income. Additionally, FNCB has not tested for and has not identified any material operational or internal control challenges or risks, nor does it anticipate any significant challenges to its ability to maintain its systems and controls, related to operational changes resulting from implementation of the pandemic preparedness plan.

Financial Position and Results of Operations

Bank regulators have issued guidance and are encouraging banks to work prudently with, and provide short-term payment accommodations to, borrowers affected by COVID-19. Additionally, provisions under Section 4013 of the Cares Act allow banks providing borrowers with modifications related to COVID-19 to elect to not classify any such modification as a Troubled Debt Restructuring ("TDR") if such loan was not more than 30 days past due at December 31, 2019 and the modification was executed between March 1, 2020, the date the President of the United States declared the COVID-19 pandemic a national emergency, and the earlier of 60 days after the date of termination of the this national emergency or December 31, 2020. FNCB has applied the provisions of Section 4013 of the Cares Act and is prudently working with borrowers affected by COVID-19 by providing payment accommodations and other modifications, including but not limited to, payment deferrals involving either interest-only or full payment deferral for periods of up to six months. While interest and fees will still accrue to income, under normal GAAP accounting, should eventual credit losses on these deferred payments emerge, interest income and fees accrued would need to be reversed. As a result, interest income in future periods could be negatively impacted. While FNCB is unable to determine the effect of such an impact on its financial condition or results of operations at this time, it recognizes that the sustained economic impact may affect its borrowers’ ability to repay in future periods.

At September 30, 2020, the Bank was considered well capitalized with capital ratios that were in excess of regulatory requirements. However, an extended economic recession resulting from the COVID-19 pandemic could adversely impact FNCB's and the Bank's capital position, as the Bank's regulatory capital ratios could decrease due to a potential increase in credit losses.

Lending Operations and Credit Risk

As previously mentioned, FNCB is working with its lending customers that are facing unemployment, temporary furloughs and closures, by offering a payment deferral program. Generally, FNCB has provided either a short-term interest-only period or full payment deferral depending on the specific need of the borrower. As of  September 30, 2020, FNCB assisted 860 customers under its payment deferral program, with the principal balance of loans modified totaling $173.6 million. In accordance with provisions of Section 4013 of the CARES Act, these modifications were not considered TDRs.

The CARES Act includes a Paycheck Protection Program ("PPP"), a program administered by the Small Business Administration ("SBA") designed to aid small- and medium-sized businesses through federally guaranteed loans distributed through banks. These loans were originally intended to guarantee eight weeks of payroll and other costs to help those businesses remain viable and allow their workers to pay their bills. On June 5, 2020, the payroll coverage period was extended from eight weeks to 24 weeks. As an SBA Lender, the Bank actively participated in the PPP by assisting FNCB's small business community in securing this important funding. As of September 30, 2020, FNCB has approved and/or closed with the SBA 1,002 PPP loans representing $118.6 million in funding. The PPP closed on August 8, 2020, and the SBA is no longer accepting applications for funding under this program. Subsequent to the closing of the program, the SBA began accepting applications for forgiveness. FNCB notified and began providing assistance to customers with the forgiveness application process. As of September 30, 2020, FNCB had submitted 84 forgiveness applications to the SBA for PPP loans totaling $31.1 million. As of September 30, 2020, FNCB had not received approval or funding from the SBA for the forgiveness associated with these loans. It is FNCB's understanding that loans funded through the PPP are fully guaranteed by the United States government. Should those circumstances change, FNCB could be required to increase its allowance for loan and lease losses related to these loans resulting in an increase in the provision for loan and lease losses.

Additionally, the Federal Reserve Bank established the Main Street Lending Program to support lending to small and mid-sized businesses and not-for-profit organizations impacted by the COVID-19 pandemic. Specifically, the Main Street Business Lending Program provides for five loan facilities with total potential funding of up to $600 billion. The Main Street New Loan Facility ("MSNLF"), the Main Street Priority Loan Facility ("MSPLF") and the Main Street Expanded Loan Facility ("MSELF") are three credit facilities that provide eligible business borrowers impacted by COVID-19 with financing in amounts ranging from $250 thousand to $300 million, depending on the facility. Terms of all three facilities include Federal Reserve Bank participation of 95.0%, lender participation of 5.0%, a maturity of 5 years, principal deferral for two years, interest deferral for one year and an adjustable interest rate based on one- or three-month LIBOR plus 300 basis points. Similarly, the Nonprofit Organization New Loan Facility ("NONLF") and the Nonprofit Organization Expanded Loan Facility ("NOELF") provide eligible not-for-profit organizations with financing in amounts ranging from $250 thousand to $10 million. The Bank has received approval from the Federal Reserve Bank as a participating lender in the Main Street Lending Program. During the three months ended   September 30, 2020, FNCB originated two MSPLF loans with an aggregate principal balance of $53.0 million and retained 5.0% of the outstanding principal balance or $2.7 million. FNCB engaged an independent third party loan review firm to confirm satisfactory underwriting and risk management practices were employed by management in the origination of these loans.

As the fallout of the COVID-19 pandemic ripples through the national, regional and local economies, management continues to identify and monitor potential weaknesses in the loan portfolio. Management has identified and is monitoring exposures to borrowers and industries that may be impacted more immediately and acutely than others.  Additionally, management has proactively reached out to specific borrowers to provide guidance and assistance as appropriate.  On a portfolio level, management continues to monitor aggregate exposures to highly sensitive segments, such as hotels and hospitality, for changes in asset quality and payment performance, and liquidity levels. Management monitors unfunded commitments such as lines of credit and overdraft protection to determine liquidity and funding issues that may arise with our customers. FNCB engaged an independent third party consultant to perform a Credit Stress Test analysis of the loan portfolio as of March 31, 2020 to assist management with evaluating the ALLL and capital planning with regard to any potential impacts of COVID-19 on the portfolio. Should economic conditions worsen, FNCB could experience further increases in its required allowance for loan and lease losses and record additional provisions for loan and lease losses. It is possible that FNCB’s asset quality metrics could be materially and adversely impacted in future periods if the effects of COVID-19 are prolonged.

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

Note 3. Securities

Debt Securities

The following tables present the amortized cost, gross unrealized gains and losses, and the fair value of FNCB’s available-for-sale debt securities at September 30, 2020 and December 31, 2019:

	September 30, 2020
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(in thousands)	Cost	Gains	Losses	Value
Available-for-sale debt securities:
Obligations of state and political subdivisions	$181,118	$10,946	$101	$191,963
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	50,897	3,616	19	54,494
Collateralized mortgage obligations - commercial	2,012	186	-	2,198
Mortgage-backed securities	10,488	635	-	11,123
Private collateralized mortgage obligations	32,541	264	76	32,729
Corporate debt securities	18,800	265	65	19,000
Asset-backed securities	9,970	13	91	9,892
Negotiable certificates of deposit	-	-	-	-
Total available-for-sale debt securities	$305,826	$15,925	$352	$321,399

	December 31, 2019
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(in thousands)	Cost	Gains	Losses	Value
Available-for-sale debt securities:
Obligations of state and political subdivisions	$115,428	$2,694	$359	$117,763
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	79,606	780	92	80,294
Collateralized mortgage obligations - commercial	17,414	320	11	17,723
Mortgage-backed securities	18,142	343	-	18,485
Private collateralized mortgage obligations	25,069	49	43	25,075
Corporate debt securities	7,000	182	-	7,182
Asset-backed securities	5,618	4	1	5,621
Negotiable certificates of deposit	694	2	-	696
Total available-for-sale debt securities	$268,971	$4,374	$506	$272,839

Except for securities of U.S. government and government-sponsored agencies, there were no securities of any individual issuer that exceeded 10.0% of shareholders’ equity at September 30, 2020 and December 31, 2019.

At  September 30, 2020 and December 31, 2019 securities with a carrying amount of $259.8 million and $235.0 million, respectively, were pledged as collateral to secure public deposits and for other purposes.

The following table presents the maturity information of FNCB’s available-for-sale debt securities at September 30, 2020.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Because collateralized mortgage obligations, mortgage-backed securities and asset-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary.

	September 30, 2020
	Amortized	Fair
(in thousands)	Cost	Value
Amounts maturing in:
One year or less	$4,510	$4,573
After one year through five years	56,534	60,632
After five years through ten years	42,620	44,604
After ten years	96,254	101,154
Asset-backed securities	9,970	9,892
Collateralized mortgage obligations	85,450	89,421
Mortgage-backed securities	10,488	11,123
Total available-for-sale debt securities	$305,826	$321,399

The following table presents the gross proceeds received and gross realized gains and losses on sales of available-for-sale debt securities for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Available-for-sale debt securities:
Gross proceeds received on sales	$10,917	$41,073	$62,805	$102,345
Gross realized gains	474	383	1,650	732
Gross realized losses	(41)	(4)	(146)	(30)

The following tables present the number, fair value and gross unrealized losses of available-for-sale debt securities with unrealized losses at September 30, 2020 and December 31, 2019, aggregated by investment category and length of time the securities have been in an unrealized loss position.

	September 30, 2020
	Less than 12 Months			12 Months or Greater			Total
	Number		Gross	Number		Gross	Number		Gross
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
(dollars in thousands)	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Obligations of state and political subdivisions	13	$10,851	$101	-	$-	$-	13	$10,851	$101
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	1	1,999	19	-	-	-	1	1,999	19
Collateralized mortgage obligations - commercial	-	-	-	-	-	-	-	-	-
Mortgage-backed securities	-	-	-	-	-	-	-	-	-
Private collateralized mortgage obligations	4	7,496	76	-	-	-	4	7,496	76
Corporate debt securities	4	4,935	65	-	-	-	4	4,935	65
Asset-backed securities	6	5,606	91	-	-	-	6	5,606	91
Negotiable certificates of deposit	-	-	-	-	-	-	-	-	-
Total available-for-sale debt securities	28	$30,887	$352	-	$-	$-	28	$30,887	$352

	December 31, 2019
	Less than 12 Months			12 Months or Greater			Total
	Number		Gross	Number		Gross	Number		Gross
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
(dollars in thousands)	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Obligations of state and political subdivisions	10	$19,436	$359	-	$-	$-	10	$19,436	$359
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	4	19,934	92	-	-	-	4	19,934	92
Collateralized mortgage obligations - commercial	1	2,500	11	-	-	-	1	2,500	11
Mortgage-backed securities	-	-	-	-	-	-	-	-	-
Private collateralized mortgage obligations	4	18,990	43	-	-	-	4	18,990	43
Corporate debt securities	-	-	-	-	-	-	-	-	-
Asset-backed securities	2	888	1	-	-	-	2	888	1
Negotiable certificates of deposit	-	-	-	-	-	-	-	-	-
Total available-for-sale debt securities	21	$61,748	$506	-	$-	$-	21	$61,748	$506

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

There were 28 securities in an unrealized loss position at September 30, 2020, including 13 obligations of state and political subdivisions, six asset-backed securities, four corporate debt securities, four private non-agency collaterized mortgage obligations ("CMOs") and one CMO issued by U.S. government or government-sponsored agencies. Management performed a review of all securities in an unrealized loss position as of September 30, 2020 and determined that changes in the fair values of the securities were consistent with movements in market interest rates or market disruption stemming from the COVID-19 global pandemic. In addition, as part of its review, management noted that there was no material change in the credit quality of any of the issuers or any other event or circumstance that may cause a significant adverse effect on the fair value of these securities. Moreover, to date, FNCB has received all scheduled principal and interest payments and expects to fully collect all future contractual principal and interest payments on all securities in an unrealized loss position at September 30, 2020. FNCB does not intend to sell the securities, nor is it more likely than not that it will be required to sell the securities, prior to recovery of their amortized cost. Based on the results of its review and considering the attributes of these debt securities, management concluded that the individual unrealized losses were temporary and OTTI did not exist at September 30, 2020.

Equity Securities and Equity Securities without Readily Determinable Fair Values

At December 31, 2019, FNCB owned 201,000 shares of the common stock of a privately held bank holding company. The common stock was purchased during 2017 for $8.25 per share, or $1.7 million in aggregate, as part of a private placement pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended for offerings not involving any public offering. Because the common stock of this bank holding company was not traded on any established market, FNCB accounted for this transaction as an equity security without a readily determinable fair value. Under GAAP, an equity security without a readily determinable fair value shall be carried at cost and written down to fair value if a qualitative assessment indicates that the investment is impaired and the fair value is less than its carrying value. The $1.7 million investment was included in other assets at December 31, 2019.

On December 18, 2019, this privately held bank holding company entered into an Agreement and Plan Merger (“Merger Agreement”) with a publicly traded bank holding company. The Merger Agreement provided for the privately held bank holding company to merge with and into the publicly traded bank holding company, the company surviving the merger (“surviving company”). The surviving company’s common stock trades on Nasdaq. The acquisition was completed on July 1, 2020. FNCB received $1.2 million in cash for 74,113 of its shares and the remaining 122,178 shares were converted into 78,822 shares of the surviving company’s common stock that had a fair value of $19.90 per share on July 1, 2020 or $1.6 million in aggregate. FNCB realized a gain of $1.1 million on the completion of this acquisition.

On September 15, 2020, FNCB purchased 20,000 shares of the fixed-rate non-cumulative perpetual preferred stock of another publicly traded bank holding company pursuant to an underwritten public offering at an offering price of $25.00 per share or $500 thousand in aggregate. The preferred stock, which trades on Nasdaq, pays a quarterly dividend at a rate of 7.50%.

FNCB’s considers its investments in common and preferred shares of the bank holding companies discussed above to be equity securities with a readily determinable fair values and therefore reports these securities at fair value on the consolidated statements of financial condition with unrealized gains and losses recognized in non-interest income in the consolidated statements of income. At September 30, 2020, the common shares had a fair value of $1.3 million, resulting in an unrealized loss of $288 thousand included in non-interest income for the three and nine months ended September 30, 2020. FNCB’s investment in the preferred stock had a fair value of $503 thousand at September 30, 2020, resulting in an unrealized gain of $3 thousand included in non-interest income for three and nine months ended September 30, 2020.

Also included in equity securities at September 30, 2020 and December 31, 2019, was a $1.0 million investment in a mutual fund comprised of 1-4 family residential mortgage-backed securities collateralized by properties within FNCB’s market area. The fair value of this mutual fund was $936 thousand at September 30, 2020 and $920 thousand at December 31, 2019. FNCB recorded an unrealized loss of $2 thousand for the three months ended September 30, 2020 and unrealized gain of $16 thousand for the nine months ended September 30, 2020.

The following table presents unrealized and realized gains and losses recognized in net income on equity securities for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Net gains (losses) recognized on equity securities	$846	$5	$864	$31
Less: net gains (losses) recognized on equity securities sold or transferred	1,133	-	1,133	-
Unrealized gains (losses) on equity securities held	$(287)	$5	$(269)	$31

Restricted Securities

The following table presents FNCB's investment in restricted stock at September 30, 2020 and  December 31, 2019.  Restricted stock has limited marketability and is carried at cost.

	September 30,	December 31,
(in thousands)	2020	2019
Stock in Federal Home Loan Bank of Pittsburgh	$1,781	$3,794
Stock in Atlantic Community Banker's Bank	10	10
Total restricted securities, at cost	$1,791	$3,804

Management noted no indicators of impairment for the Federal Home Loan Bank of Pittsburgh or Atlantic Community Banker’s Bank stock at September 30, 2020 and  December 31, 2019.

Note 4. Loans

The following table summarizes loans receivable, net, by category at September 30, 2020 and  December 31, 2019:

	September 30,	December 31,
(in thousands)	2020	2019
Residential real estate	$174,020	$170,723
Commercial real estate	296,281	278,379
Construction, land acquisition and development	50,934	47,484
Commercial and industrial	285,693	147,623
Consumer	110,636	138,239
State and political subdivisions	45,738	43,908
Total loans, gross	963,302	826,356
Unearned income	(118)	(69)
Net deferred loan (fees) costs	(2,955)	2,192
Allowance for loan and lease losses	(12,269)	(8,950)
Loans, net	$947,960	$819,529

Included in commercial and industrial loans at September 30, 2020 were $118.6 million in loans originated under the PPP. Included in net deferred loan fees at September 30, 2020 were $3.9 million in deferred loan origination fees, net of deferred loan origination costs, associated with the PPP loans. PPP loans are 100.0% guaranteed and may be forgiven by the SBA. Accordingly, there was no ALLL established for PPP loans at September 30, 2020.

FNCB has granted loans, letters of credit and lines of credit to certain of its executive officers and directors as well as to certain of their related parties. For more information about related party transactions, refer to Note 9, “Related Party Transactions” to these consolidated financial statements.

FNCB originates 1-4 family mortgage loans for sale in the secondary market. During the three and nine months ended September 30, 2020, the principal balance of 1-4 family mortgages sold on the secondary market were $4.6 million and $10.5 million, respectively. For the three and nine months ended September 30, 2019, the principal balance of 1-4 family mortgages sold on the secondary market were $2.9 million and $7.1 million, respectively. Net gains on the sale of residential mortgage loans for the three and nine months ended September 30, 2020 were $186 thousand and $465 thousand, respectively, and $69 thousand and $198 thousand, respectively, for the comparable periods of 2019. FNCB retains servicing rights on mortgages sold on the secondary market. At September 30, 2020 and  December 31, 2019, there were $0.7 million and $1.1 million, respectively, in 1-4 family residential mortgage loans held for sale.

There were no sales of Small Business Administration (“SBA”) guaranteed loans during the three and nine months ended September 30, 2020 and 2019. The unpaid principal balance of loans serviced for others, including residential mortgages and SBA-guaranteed loans, was $101.9 million at September 30, 2020 and $106.0 million at December 31, 2019.

FNCB does not have any lending programs commonly referred to as "subprime lending." Subprime lending generally targets borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments, and bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burden ratios.

There were no material changes to the risk characteristics of FNCB’s loan segments, loan classification and credit grading systems and methodology for determining the adequacy of the ALLL during the nine months ended September 30, 2020. Refer to Note 2, “Summary of Significant Accounting Policies” to FNCB’s consolidated financial statements included in the 2019 Annual Report on Form 10-K for information about the risk characteristics related to FNCB’s loan segments, loan classification and credit grading systems and methodology for determining the adequacy of the ALLL.

Management evaluates the credit quality of the loan portfolio on an ongoing basis and performs a formal review of the adequacy of the ALLL on a quarterly basis. This evaluation is inherently subjective, as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions. In response to economic disruption and uncertainty caused by the COVID-19 pandemic, management increased the qualitative factor related to its assessment of national, state and local factors as part of its evaluation of the adequacy of the ALLL at September 30, 2020. However, actual loan losses may be significantly more than the established ALLL, which could have a material negative effect on FNCB’s operating results or financial condition. While management uses the best information available to make its evaluations, future adjustments to the ALLL may be necessary if conditions differ substantially from the information used in making the evaluations. Banking regulators, as an integral part of their examination of FNCB, also review the ALLL, and may require, based on their judgments about information available to them at the time of their examination, that certain loan balances be charged off or require that adjustments be made to the ALLL.

The following table summarizes activity in the ALLL by loan category for the three and nine months ended September 30, 2020 and 2019.

			Construction,
			Land			State and
	Residential	Commercial	Acquisition and	Commercial		Political
(in thousands)	Real Estate	Real Estate	Development	and Industrial	Consumer	Subdivisions	Unallocated	Total
Three months ended September 30, 2020
Allowance for loan losses:
Beginning balance, July 1, 2020	$1,351	$3,942	$360	$2,343	$1,689	$337	$1,002	$11,024
Charge-offs	-	(280)	-	(81)	(221)	-	-	(582)
Recoveries	3	845	-	726	179	-	-	1,753
Provisions (credits)	193	307	53	(634)	2	40	113	74
Ending balance, September 30, 2020	$1,547	$4,814	$413	$2,354	$1,649	$377	$1,115	$12,269

Three months ended September 30, 2019
Allowance for loan losses:
Beginning balance, July 1, 2019	$1,152	$3,429	$178	$2,071	$1,839	$211	$65	$8,945
Charge-offs	-	-	-	(216)	(201)	-	-	(417)
Recoveries	1	-	1	58	90	-	-	150
Provisions (credits)	5	422	47	78	68	5	12	637
Ending balance, September 30, 2019	$1,158	$3,851	$226	$1,991	$1,796	$216	$77	$9,315

Nine months ended September 30, 2020
Allowance for loan losses:
Beginning balance, January 1, 2020	$1,147	$3,198	$271	$1,997	$1,658	$253	$426	$8,950
Charge-offs	-	(336)	-	(208)	(683)	-	-	(1,227)
Recoveries	42	846	-	1,210	392	-	-	2,490
Provisions (credits)	358	1,106	142	(645)	282	124	689	2,056
Ending balance, September 30, 2020	$1,547	$4,814	$413	$2,354	$1,649	$377	$1,115	$12,269

Nine months ended September 30, 2019
Allowance for loan losses:
Beginning balance, January 1, 2019	$1,175	$3,107	$188	$2,552	$2,051	$417	$29	$9,519
Charge-offs	(27)	-	(18)	(976)	(973)	-	-	(1,994)
Recoveries	7	14	82	265	592	-	-	960
Provisions (credits)	3	730	(26)	150	126	(201)	48	830
Ending balance, September 30, 2019	$1,158	$3,851	$226	$1,991	$1,796	$216	$77	$9,315

The following table presents, by loan category, the allocation of the ALLL and the related loan balance disaggregated based on the impairment methodology at September 30, 2020 and  December 31, 2019:

			Construction,
			Land			State and
	Residential	Commercial	Acquisition and	Commercial		Political
(in thousands)	Real Estate	Real Estate	Development	and Industrial	Consumer	Subdivisions	Unallocated	Total
September 30, 2020
Allowance for loan losses:
Individually evaluated for impairment	$12	$367	$-	$29	$1	$-	$-	$409
Collectively evaluated for impairment	1,535	4,447	413	2,325	1,648	377	1,115	11,860
Total	$1,547	$4,814	$413	$2,354	$1,649	$377	$1,115	$12,269

Loans receivable:
Individually evaluated for impairment	$2,202	$9,064	$71	$943	$275	$-	$-	$12,555
Collectively evaluated for impairment	171,818	287,217	50,863	284,750	110,361	45,738	-	950,747
Total	$174,020	$296,281	$50,934	$285,693	$110,636	$45,738	$-	$963,302

December 31, 2019
Allowance for loan losses:
Individually evaluated for impairment	$9	$221	$-	$242	$1	$-	$-	$473
Collectively evaluated for impairment	1,138	2,977	271	1,755	1,657	253	426	8,477
Total	$1,147	$3,198	$271	$1,997	$1,658	$253	$426	$8,950

Loans receivable:
Individually evaluated for impairment	$2,711	$11,640	$76	$1,164	$195	$-	$-	$15,786
Collectively evaluated for impairment	168,012	266,739	47,408	146,459	138,044	43,908	-	810,570
Total	$170,723	$278,379	$47,484	$147,623	$138,239	$43,908	$-	$826,356

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

The following tables present the recorded investment in loans receivable by loan category and credit quality indicator at September 30, 2020 and  December 31, 2019:

	Credit Quality Indicators
	September 30, 2020
	Commercial Loans						Other Loans
		Special				Subtotal	Accruing	Non-accrual	Subtotal	Total
(in thousands)	Pass	Mention	Substandard	Doubtful	Loss	Commercial	Loans	Loans	Other	Loans
Residential real estate	$32,391	$250	$251	$-	$-	$32,892	$140,211	$917	$141,128	$174,020
Commercial real estate	280,114	2,370	13,797	-	-	296,281	-	-	-	296,281
Construction, land acquisition and development	47,696	-	-	-	-	47,696	3,238	-	3,238	50,934
Commercial and industrial	280,802	462	1,159	-	-	282,423	3,270	-	3,270	285,693
Consumer	3,855	-	-	-	-	3,855	106,186	595	106,781	110,636
State and political subdivisions	45,726	-	-	-	-	45,726	12	-	12	45,738
Total	$690,584	$3,082	$15,207	$-	$-	$708,873	$252,917	$1,512	$254,429	$963,302

	Credit Quality Indicators
	December 31, 2019
	Commercial Loans						Other Loans
		Special				Subtotal	Accruing	Non-accrual	Subtotal	Total
(in thousands)	Pass	Mention	Substandard	Doubtful	Loss	Commercial	Loans	Loans	Other	Loans
Residential real estate	$32,219	$177	$307	$-	$-	$32,703	$136,709	$1,311	$138,020	$170,723
Commercial real estate	266,112	1,668	10,599	-	-	278,379	-	-	-	278,379
Construction, land acquisition and development	46,361	-	-	-	-	46,361	1,123	-	1,123	47,484
Commercial and industrial	140,589	426	1,484	-	-	142,499	5,124	-	5,124	147,623
Consumer	3,111	-	-	-	-	3,111	134,457	671	135,128	138,239
State and political subdivisions	43,908	-	-	-	-	43,908	-	-	-	43,908
Total	$532,300	$2,271	$12,390	$-	$-	$546,961	$277,413	$1,982	$279,395	$826,356

Loans classified as substandard were $15.2 million at September 30, 2020 and $12.4 million at December 31, 2019, an increase of $2.8 million. The change primarily involved a rating classification change for one large commercial loan relationship secured by commercial real estate, the aggregate recorded investment for this relationship was $5.1 million, which was downgraded from pass to special mention during the three months ended June 30, 2020 and to substandard-accruing during the three months ended September 30, 2020.

Included in loans receivable are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The recorded investment in these non-accrual loans was $6.2 million and $9.1 million at September 30, 2020 and  December 31, 2019, respectively. Generally, loans are placed on non-accrual status when they become 90 days or more delinquent. Once a loan is placed on non-accrual status, it remains on non-accrual status until it has been brought current, has six months of performance under the loan terms, and factors indicating reasonable doubt about the timely collection of payments no longer exist. Therefore, loans may be current in accordance with their loan terms, or may be less than 90 days delinquent, and still be on a non-accrual status. There were no loans past due 90 days or more and still accruing at September 30, 2020 and  December 31, 2019.

The following tables present the delinquency status of past due and non-accrual loans at September 30, 2020 and  December 31, 2019:

	September 30, 2020
	Delinquency Status
	0-29 Days	30-59 Days	60-89 Days	>/= 90 Days
(in thousands)	Past Due	Past Due	Past Due	Past Due	Total
Performing (accruing) loans:
Residential real estate	$172,491	$388	$12	$-	$172,891
Commercial real estate	292,459	-	-	-	292,459
Construction, land acquisition and development	50,934	-	-	-	50,934
Commercial and industrial	285,058	5	1	-	285,064
Consumer	108,836	934	270	-	110,040
State and political subdivisions	45,738	-	-	-	45,738
Total performing (accruing) loans	955,516	1,327	283	-	957,126

Non-accrual loans:
Residential real estate	459	34	-	636	1,129
Commercial real estate	1,535	-	-	2,287	3,822
Construction, land acquisition and development	-	-	-	-	-
Commercial and industrial	599	-	-	30	629
Consumer	345	59	93	99	596
State and political subdivisions	-	-	-	-	-
Total non-accrual loans	2,938	93	93	3,052	6,176

Total loans receivable	$958,454	$1,420	$376	$3,052	$963,302

	December 31, 2019
	Delinquency Status
	0-29 Days	30-59 Days	60-89 Days	>/= 90 Days
(in thousands)	Past Due	Past Due	Past Due	Past Due	Total
Performing (accruing) loans:
Residential real estate	$168,754	$134	$261	$-	$169,149
Commercial real estate	272,561	75	106	-	272,742
Construction, land acquisition and development	47,484	-	-	-	47,484
Commercial and industrial	146,221	200	-	-	146,421
Consumer	135,384	1,695	489	-	137,568
State and political subdivisions	43,908	-	-	-	43,908
Total performing (accruing) loans	814,312	2,104	856	-	817,272

Non-accrual loans:
Residential real estate	873	17	228	456	1,574
Commercial real estate	2,520	893	434	1,790	5,637
Construction, land acquisition and development	-	-	-	-	-
Commercial and industrial	943	-	114	145	1,202
Consumer	193	93	38	347	671
State and political subdivisions	-	-	-	-	-
Total non-accrual loans	4,529	1,003	814	2,738	9,084

Total loans receivable	$818,841	$3,107	$1,670	$2,738	$826,356

The following tables present a distribution of the recorded investment, unpaid principal balance and the related allowance for FNCB’s impaired loans, which have been analyzed for impairment under ASC 310, at September 30, 2020 and  December 31, 2019. Non-accrual loans, other than TDRs, with balances less than the $100 thousand loan relationship threshold are not evaluated individually for impairment and accordingly, are not included in the following tables. However, these loans are evaluated collectively for impairment as homogeneous pools in the general allowance under ASC Topic 450. Total non-accrual loans, other than TDRs, with balances less than the $100 thousand loan relationship threshold that were evaluated under ASC Topic 450 amounted to $0.8 million and  $1.0 million at  September 30, 2020 and  December 31, 2019, respectively.

	September 30, 2020
		Unpaid
	Recorded	Principal	Related
(in thousands)	Investment	Balance	Allowance
With no allowance recorded:
Residential real estate	$885	$973	$-
Commercial real estate	2,597	4,115	-
Construction, land acquisition and development	71	71	-
Commercial and industrial	513	527	-
Consumer	108	115	-
State and political subdivisions	-	-	-
Total impaired loans with no related allowance recorded	4,174	5,801	-

With a related allowance recorded:
Residential real estate	1,317	1,317	12
Commercial real estate	6,467	7,498	367
Construction, land acquisition and development	-	-	-
Commercial and industrial	430	648	29
Consumer	167	167	1
State and political subdivisions	-	-	-
Total impaired loans with a related allowance recorded	8,381	9,630	409

Total impaired loans:
Residential real estate	2,202	2,290	12
Commercial real estate	9,064	11,613	367
Construction, land acquisition and development	71	71	-
Commercial and industrial	943	1,175	29
Consumer	275	282	1
State and political subdivisions	-	-	-
Total impaired loans	$12,555	$15,431	$409

	December 31, 2019
		Unpaid
	Recorded	Principal	Related
(in thousands)	Investment	Balance	Allowance
With no allowance recorded:
Residential real estate	$1,217	$1,303	$-
Commercial real estate	4,548	6,007	-
Construction, land acquisition and development	76	76	-
Commercial and industrial	593	850	-
Consumer	23	26	-
State and political subdivisions	-	-	-
Total impaired loans with no related allowance recorded	6,457	8,262	-

With a related allowance recorded:
Residential real estate	1,494	1,494	9
Commercial real estate	7,092	7,811	221
Construction, land acquisition and development	-	-	-
Commercial and industrial	571	573	242
Consumer	172	172	1
State and political subdivisions	-	-	-
Total impaired loans with a related allowance recorded	9,329	10,050	473

Total impaired loans:
Residential real estate	2,711	2,797	9
Commercial real estate	11,640	13,818	221
Construction, land acquisition and development	76	76	-
Commercial and industrial	1,164	1,423	242
Consumer	195	198	1
State and political subdivisions	-	-	-
Total impaired loans	$15,786	$18,312	$473

The following table presents the average balance and interest income by loan category recognized on impaired loans for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
	Average	Interest	Average	Interest	Average	Interest	Average	Interest
(in thousands)	Balance	Income (1)	Balance	Income (1)	Balance	Income (1)	Balance	Income (1)
Residential real estate	$2,196	$16	$2,193	$21	$2,375	$56	$1,970	$62
Commercial real estate	9,273	59	9,012	73	10,525	197	9,290	226
Construction, land acquisition and development	72	2	78	1	73	4	80	4
Commercial and industrial	1,000	4	861	-	1,083	10	1,082	1
Consumer	276	2	198	2	250	5	259	9
State and political subdivisions	-	-	-	-	-	-	-	-
Total impaired loans	$12,817	$83	$12,342	$97	$14,306	$272	$12,681	$302

(1) Interest income represents income recognized on performing TDRs.

The additional interest income that would have been earned on non-accrual and restructured loans had these loans performed in accordance with their original terms approximated $77 thousand and $282 thousand, respectively, for the three and nine months ended September 30, 2020 and $90 thousand and $267 thousand, respectively, for the three and nine months ended September 30, 2019.

Troubled Debt Restructured Loans

TDRs were $7.8 million and $9.1 million at   September 30, 2020 and  December 31, 2019, respectively. Accruing and non-accruing TDRs were $7.2 million and $0.6 million, respectively, at September 30, 2020, and $7.7 million and $1.4 million, respectively, at December 31, 2019. Approximately $125 thousand and $97 thousand in specific reserves were established for TDRs at  September 30, 2020 and  December 31, 2019, respectively. FNCB was not committed to lend additional funds to any loan classified as a TDR at September 30, 2020.

The modification of the terms of loans classified as TDRs may include one or a combination of the following changes, among others: a reduction of the stated interest rate of the loan, an extension of the maturity date, capitalization of real estate taxes, a payment modification under a forbearance agreement, or a permanent reduction of the recorded investment in the loan.

There were no loans modified as TDRs during the three months ended September 30, 2020. Loans modified as TDRs for the nine months ended September 30, 2020 included three commercial and industrial loans and one residential mortgage loan. The three commercial and industrial loans were modified under forbearance agreements with an aggregate pre- and post-modification recorded investment of $196 thousand. The modification of the residential mortgage loan involved an extension of terms and the loan had a pre- and post-modification recorded investment of $88 thousand.

During the three months ended September 30, 2019, there were three residential mortgage loans modified as TDRs. The modifications involved either forbearance or capitalization of taxes and had pre- and post-modification recorded investments that totaled $250 thousand and $261 thousand, respectively. For the nine months ended September 30, 2019, TDRs also included one residential mortgage loan for which the term was extended. This TDR had a pre- and post-modification balance of $24 thousand.

During the three and nine months ended September 30, 2020, there were no loans modified as a TDR within the previous 12 months that subsequently defaulted, defined as 90 days or more past due. There were no loans that were modified as a TDR within the previous 12 months that subsequently defaulted during the three months ended September 30, 2019. For the nine months ended September 30, 2019, subsequent defaults of TDRs modified within the previous 12 months included one consumer loan with a recorded investment of $103 thousand.

Modifications Related to COVID-19

In late March 2020, the federal banking regulators issued guidance and are encouraging banks to work prudently with, and provide short-term payment accommodations to, borrowers affected by COVID-19. Additionally, Section 4013 of the CARES Act addressed COVID-19-related modifications and specified that such modifications made on loans that were current as of December 31, 2019 do not need to be classified as TDRs. FNCB had applied this guidance and made 916 such modifications, with 860 loans having an aggregate recorded investment of $173.6 million outstanding at September 30, 2020. These initial modifications provided borrowers with a short-term, typically three months, interest-only period or full payment deferral. Management is closely monitoring all loans for which a payment deferral has been granted and will continue to follow regulatory guidance when working with borrowers who have been impacted by COVID-19 and apply the provisions of CARES Act in making any TDR determinations. Of the 860 loans, 71 loans with an aggregate recorded investment of $21.4 million were provided a second short-term deferral. As of September 30, 2020, there were 16 loans with an aggregate recorded investment of $8.0 million, or 0.83% of total loans, that were still under deferral.

The following table presents information about COVID-19 related loan modifications by major loan category as of  September 30, 2020.

	As of September 30, 2020
	Total Loans Modified			Total Number of Loans Still Under Deferral
(in thousands)	Number of Loans	Recorded Investment	% of Loan Category	Number of Loans	Recorded Investment	% of Loan Category
COVID-19 related loan modifications:
Residential real estate	201	$18,951	10.89%	2	$54	0.03%
Commercial real estate	159	113,245	38.22%	7	7,860	2.65%
Construction, land acquisition and development	12	11,340	22.26%	-	-	-
Commercial and industrial	101	22,748	7.96%	-	-	-
Consumer	387	7,283	6.58%	7	107	0.10%
State and political subdivision	-	-	-	-	-	-
Total	860	$173,567	18.02%	16	8,021	0.83%

Residential Real Estate Loan Foreclosures

There were no residential real estate properties foreclosed upon during the three and nine months ended September 30, 2020 or included in OREO at September 30, 2020.

There were two consumer mortgage loans with an aggregate recorded investment of $154 thousand in the process of foreclosure at September 30, 2019.  There was one investor-owned residential real estate property with a carrying value of $204 thousand that was foreclosed upon during the three and nine months ended September 30, 2019. For the nine months ended September 30, 2019, there were two residential real state properties with an aggregate carrying value of $256 thousand foreclosed upon and included in OREO at September 30, 2019.

Note 5. Deposits

The following table presents deposits by major category at September 30, 2020 and  December 31, 2019:

	September 30,	December 31,
(in thousands)	2020	2019
Demand (non-interest bearing)	$274,110	$179,465
Interest-bearing:
Interest-bearing demand	693,031	534,677
Savings	107,868	94,530
Time ($250,000 and over)	40,334	48,425
Other time	156,895	144,612
Total interest-bearing	998,128	822,244
Total deposits	$1,272,238	$1,001,709

Total deposits were $1.272 billion at September 30, 2020 and $1.002 billion at December 31, 2019. With the exception of time deposits $250,000 and over, deposits in all major categories increased. Non-interest-bearing demand deposits were $274.1 million at September 30, 2020 and $179.5 million at December 31, 2019, an increase of $94.6 million. Interest-bearing deposits were $998.1 million at September 30, 2020 and $822.2 million at December 31, 2019, an increase of $175.9 million. The increases were predominantly due to a cyclical increase in public deposits from an influx of tax payments, as well as increased demand for bank deposit products and reduced consumer and business spending due to uncertain economic conditions related to the COVID-19 pandemic.

Note 6. Borrowings

FNCB has an agreement with the Federal Home Loan Bank (“FHLB”) of Pittsburgh which allows for borrowings, either overnight or term, up to a maximum borrowing capacity based on a percentage of qualifying loans pledged under a blanket pledge agreement. In addition to pledging loans, FNCB is required to purchase FHLB of Pittsburgh stock based upon the amount of credit extended. Loans that were pledged to collateralize borrowings under this agreement were $499.6 million at September 30, 2020 and $475.3 million at December 31, 2019. FNCB’s maximum borrowing capital was $350.9 million at September 30, 2020. There was $75.0 million in letters of credit to secure municipal deposits outstanding at September 30, 2020 under this agreement. There were no overnight borrowings or term advances through the FHLB of Pittsburgh outstanding at September 30, 2020.

Advances through the Federal Reserve Bank Discount Window generally include short-term advances which are fully collateralized by certain pledged loans in the amount of $36.2 million under the Federal Reserve Bank’s Borrower-in-Custody (“BIC”) program. There were no advances under the BIC program outstanding at September 30, 2020 and December 31, 2019. FNCB had available borrowing capacity of $17.3 million under this program at September 30, 2020.

At September 30, 2020, there were no Federal Reserve Discount Window advances under the Paycheck Protection Program Liquidity Facility (“PPPLF”). The PPPLF was established on April 9, 2020 to provide participating lenders with liquidity to loan money under the PPP. PPPLF advances are collateralized by pools of PPP loans, have an interest rate of 0.35% and a maturity date equal to the term of the pool of PPP loans securing it. Repayment of PPP loans serving as collateral must be passed on to the Federal Reserve Bank Discount Window to pay down the corresponding PPPLF advance. At September 30, 2020, FNCB had total PPP loans outstanding of $118.6 million. At June 30, 2020, FNCB had $36.2 million in PPPLF advances outstanding, which was prepaid during the three months ended September 30, 2020. FNCB had additional liquidity available through the PPPLF of $82.4 million at September 30, 2020.

	September 30,	December 31,
(in thousands)	2020	2019
Federal Reserve Discount Window advances	$-	$-
FHLB of Pittsburgh advances:
Overnight advances	-	14,100
Term advances	-	32,809
Subtotal FHLB of Pittsburgh advances	-	46,909
Junior subordinated debentures	10,310	10,310
Total borrowed funds	$10,310	$57,219

Note 7. Derivative and Hedging Transactions/Subsequent Event

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

Non-designated Hedges

Derivatives not designated as hedges are not speculative and result from a service FNCB provides to certain customers. FNCB executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that FNCB executes with a third party, such that FNCB minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. As of September 30, 2020, FNCB did not have any interest rate swaps related to this program. On October 1, 2020, FNCB executed a two-year forward rate swap with a notional amount of $2.8 million under this program.

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of FNCB’s derivative financial instruments and the classification on the consolidated statements of financial condition at September 30, 2020 and December 31, 2019.

		Derivative Assets					Derivative Liabilities
		September 30, 2020		December 31, 2019			September 30, 2020		December 31, 2019
(in thousands)	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate products	$-	Other assets	$-	Other assets	$-	$30,000	Other liabilities	$139	Other liabilities	$-
Total derivatives designated as hedging instruments			-		-			139		-

Cash and other collateral (1)			-		-			-		-
Net derivative amounts			$-		$-			$139		$-

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

Effect of Fair Value and Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income

The table below presents the effect of fair value and cash flow hedge accounting on Accumulated Other Comprehensive Income as of September 30, 2020; amounts disclosed are gross and not net of taxes.

	Three Months Ended September 30, 2020
(in thousands)	Amount of Gain or (Loss) Recognized in OCI on Derivative	Amount of Gain or (Loss) Recognized in OCI Included Component	Amount of Gain or (Loss) Recognized in OCI Excluded Component	Location of Gain or (Loss) Recognized from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income Included Component	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income Excluded Component
Derivatives in cash flow hedging relationships
Interest rate products	$5	$5	$-	Interest expense	$(10)	$(10)	$-
Total	$5	$5	$-		$(10)	$(10)	$-

	Nine Months Ended September 30, 2020
(in thousands)	Amount of Gain or (Loss) Recognized in OCI on Derivative	Amount of Gain or (Loss) Recognized in OCI Included Component	Amount of Gain or (Loss) Recognized in OCI Excluded Component	Location of Gain or (Loss) Recognized from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income Included Component	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income Excluded Component
Derivatives in cash flow hedging relationships
Interest rate products	$(107)	$(107)	$-	Interest expense	$25	$25	$-
Total	$(107)	$(107)	$-		$25	$25	$-

Effect of Fair Value and Cash Flow Hedge Accounting on the Consolidated Statements of Income and Comprehensive Income

There were no derivative financial instruments outstanding during the nine months ended September 30, 2019. The table below presents the effect of the FNCB’s derivative financial instruments on the Income Statement for the three and nine months ended September 30, 2020.

	Location and Amount of Gain or (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Three Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2020
(in thousands)	Interest Expense	Interest Expense
Total amounts of income and expense line items presented in the cash flow statement of financial performance in which the effects of fair value or hedges are recorded	$(10)	$25

The effects of fair value and cash flow hedging:
Gain or (loss) on cash flow hedging relationships in Subtopic 815-20
Interest contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income	$(10)	$25
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income as a result that a forecasted transaction is no longer probable of occurring	$-	$-

Amount of gain or (loss) reclassified from accumulated OCI into income - included component	$(10)	$25
Amount of gain or (loss) reclassified from accumulated OCI into income - excluded component	$-	$-

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

As of September 30, 2020, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $139 thousand. As of  September 30, 2020, FNCB has not posted any collateral related to these agreements. If FNCB had breached any of these provisions at September 30, 2020, it could have been required to settle its obligations under the agreements at the termination value of $139 thousand.

Note 8. Income Taxes

The following table presents a reconciliation between the effective income tax expense and the income tax expense that would have been provided at the federal statutory tax rate of 21.0% for the three and nine months ended September 30, 2020 and 2019, respectively.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2020		2019		2020		2019
(dollars in thousands)	Amount	%	Amount	%	Amount	%	Amount	%
Provision at statutory tax rates	$1,029	21.00%	$612	21.00%	$2,570	21.00%	$1,925	21.00%
Add (deduct):
Tax effects of tax free interest income	(179)	(3.65)%	(75)	(2.57)%	(450)	(3.68)%	(259)	(2.82)%
Non-deductible interest expense	5	0.10%	4	0.13%	14	0.11%	11	0.12%
Bank-owned life insurance	(25)	(0.51)%	(28)	(0.96)%	(77)	(0.63)%	(83)	(0.91)%
Other items, net	(38)	(0.77)%	-	0.00%	(8)	(0.06)%	(12)	(0.13)%
Income tax provision	$792	16.17%	$513	17.60%	$2,049	16.74%	$1,582	17.26%

FNCB's deferred tax assets, net of deferred tax liabilities, were $1.8 million at September 30, 2020 and $6.3 million at December 31, 2019. At September 30, 2020, FNCB had $2.3 million in deferred tax assets that were related to approximately $20.7 million in net operating loss carryovers.

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

Management performed an evaluation of FNCB’s deferred tax assets at September 30, 2020 taking into consideration all available positive and negative evidence at that time. Based on this evaluation, management believes that FNCB’s future taxable income will be sufficient to utilize its deferred tax assets. Accordingly, management determined that a valuation allowance for deferred tax assets was not required at September 30, 2020 and  December 31, 2019.

Note 9.  Related Party Transactions

In conducting its business, FNCB has engaged in, and intends to continue to engage in, banking and financial transactions with directors, executive officers and their related parties.

FNCB has granted loans, letters of credit and lines of credit to directors, executive officers and their related parties. The following table summarizes the changes in the total amounts of such outstanding loans, advances under lines of credit, net of any participations sold, as well as repayments during the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Balance, beginning of period	$93,573	$78,752	$77,896	$64,634
Additions, new loans and advances	17,424	41,499	48,120	70,592
Repayments	(7,504)	(25,484)	(22,523)	(40,459)
Balance, end of period	$103,493	$94,767	$103,493	$94,767

At September 30, 2020 there were no loans made to directors, executive officers and their related parties that were not performing in accordance with the original terms of the loan agreements.

Deposits from directors, executive officers and their related parties held by the Bank at September 30, 2020 and  December 31, 2019 amounted to $142.5 million and $84.1 million, respectively. Interest paid on the deposits amounted to $417 thousand and $366 thousand for the nine months ended September 30, 2020 and 2019, respectively.

In the course of its operations, FNCB acquires goods and services from, and transacts business with, various companies of related parties, which include, but are not limited to, employee health insurance, fidelity bond and errors and omissions insurance, legal services, rent and repair of repossessed automobiles for resale. FNCB recorded payments to related parties for goods and services of $588 thousand and $1.3 million for the three and nine months ended September 30, 2020, respectively, and $621 thousand and $1.6 million for the respective periods of 2019.

Note 10. Commitments and Contingencies

Leases

FNCB is obligated under operating leases for certain bank branches, office space, automobiles and equipment. Operating lease right of use ("ROU") assets represent FNCB's right to use an underlying asset during the lease term and operating liabilities represent our obligation to make lease payments under the lease agreement. ROU assets and operating lease liabilities are recognized at lease commencement based on the present value of the remaining lease payments using a discount rate that represents FNCB's incremental borrowing rate at the commencement date. ROU assets are included in other assets and operating lease liabilities are included in other liabilities in the consolidated statements of financial condition. As of September 30, 2020, ROU assets and lease liabilities were $3.0 million and $3.3 million, respectively. FNCB entered into one new automobile lease during the  nine months ended September 30, 2020 with a ROU asset and corresponding lease liability of $18 thousand and $16 thousand, respectively. During the nine months ended September 30, 2019, there were three new automobile and equipment operating leases that commenced, resulting in an aggregated amount of $78 thousand that was recorded to the ROU assets and corresponding lease liabilities.

The following table summarizes the components of FNCB's operating lease expense for the three and nine months ended September 30, 2020 and 2019. Operating lease expense associated with bank branches and office space is included in occupancy expense, while operating lease expense associated with automobiles and office equipment are included in equipment expense in the consolidated statements of income.

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating lease cost - bank branches	$81	$86	$258	$257
Operating lease cost - automobiles and equipment	11	8	31	16
Short-term lease cost - office space	5	9	23	33
Short-term lease cost - automobiles and equipment	-	1	-	6
Variable lease cost	-	-	-	-
Total lease cost	$97	$104	$312	$312

The following table summarizes the maturity of remaining operating lease liabilities as of September 30, 2020:

(in thousands)	September 30, 2020
2020	$86
2021	361
2022	331
2023	323
2024	287
2025 and thereafter	2,813
Total lease payments	4,201
Less: imputed interest	931
Present value of operating lease liabilities	$3,270

The following table presents other information related to our operating leases:

(dollars in thousands)	September 30, 2020
Weighted-average remaining lease term	13.86 years
Weighted-average discount rate	3.47%
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$306

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

Note 11. Stock Compensation Plans

FNCB has a Long-Term Incentive Compensation Plan (“LTIP”) for directors, executives and key employees. The LTIP authorizes up to 1,200,000 shares of common stock for issuance and provides the Board of Directors with the authority to offer several different types of long-term incentives, including stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares. During the nine months ended September 30, 2020 and 2019, the Board of Directors granted 75,924 and 57,684 shares of restricted stock, respectively, under the LTIP. At September 30, 2020, there were 756,060 shares of common stock available for award under the LTIP. For the nine months ended September 30, 2020 and 2019, stock-based compensation expense, which is included in salaries and benefits expense in the consolidated statements of income, totaled $259 thousand and $196 thousand, respectively. Total unrecognized compensation expense related to unvested restricted stock awards was $975 thousand and $869 thousand at September 30, 2020 and 2019, respectively. Unrecognized compensation expense related to unvested shares of restricted stock is expected to be recognized over a weighted-average period of 3.60 years.

On July 1, 2020, 2,555 shares of FNCB's common stock were granted under the LTIP to each of the Bank's ten non-employee directors, or 25,550 shares in aggregate. The shares of common stock immediately vested to each director upon grant, and the fair value per share on the grant date was $5.87.  Directors fees totaling $150 thousand associated with this grant was recognized on July 1, 2020.

The following table summarizes the activity related to FNCB’s unvested restricted stock awards during the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
		Weighted-		Weighted-		Weighted-		Weighted-
		Average		Average		Average		Average
	Restricted	Grant Date	Restricted	Grant Date	Restricted	Grant Date	Restricted	Grant Date
(dollars in thousands)	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Unvested restricted stock awards:
Total outstanding, beginning of period	169,632	$7.04	134,047	$7.75	128,150	$7.76	114,702	$7.50
Awards granted	-	-	-	-	75,924	6.07	57,684	7.64
Forfeitures	(2,753)	7.08	(5,897)	7.61	(5,412)	6.67	(6,678)	7.61
Vestings	(6,637)	6.44	-	-	(38,420)	7.48	(37,558)	6.80
Total outstanding, end of period	160,242	$7.06	128,150	$7.76	160,242	$7.06	128,150	$7.76

Note 12. Regulatory Matters

On January 28, 2019, FNCB announced that it had commenced a public offering of shares of its common stock in a firm commitment underwritten offering. The offering closed on February 8, 2019 and FNCB issued 3,285,550 shares of its common stock, which included 428,550 shares issued upon the exercise in full of the option to purchase additional shares granted to underwriters, at an offering price of $7.00 per share, less an underwriting discount of $0.35 per share. FNCB received net proceeds after deducting the underwriting discount and offering expenses of $21.3 million. Following the receipt of the proceeds, during the first quarter of 2019, FNCB made a capital investment in the Bank, its wholly-owned subsidiary of $17.8 million.

FNCB’s ability to pay dividends to its shareholders is largely dependent on the Bank’s ability to pay dividends to FNCB. Bank regulations limit the amount of dividends that may be paid without prior approval of the Bank’s regulatory agency. For the three and nine months ended September 30, 2020, cash dividends declared and paid by FNCB were $0.055 per share and $0.165 per share, respectively, and $0.05 per share and $0.15 per share, respectively, for the three and nine months ended September 30, 2019. FNCB offers a Dividend Reinvestment and Stock Purchase Plan (“DRP”) to its shareholders. For the three and nine months ended September 30, 2020 and 2019, dividend reinvestment shares were purchased in open market transactions, however shares under the optional cash purchase feature of the DRP were issued from authorized but unissued common shares. Common shares issued under the DRP for the three and nine months ended September 30, 2020 and 2019 totaled 2,795 and 8,211, respectively, and 1,907 and 5,453, for the respective periods in 2019. Subsequent to September 30, 2020, on October 28, 2020, FNCB declared a cash dividend for the fourth quarter of 2020 of $0.055 per share, which is payable on December 15, 2020 to shareholders of record as of December 1, 2020.

In 2018, the Federal Reserve increased the asset limit to qualify as a small bank holding company from $1 billion to $3 billion. As a result, the Company met the eligibility criteria for a small bank holding company and was exempt from risk-based capital and leverage rules, including Basel III. FNCB and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on FNCB’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, FNCB and the Bank must meet specific capital guidelines that involve quantitative measures of FNCB's and the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. FNCB's and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Management believes, as of September 30, 2020 and December 31, 2019, that FNCB and the Bank meet all applicable capital adequacy requirements. In addition, the Bank is required to maintain a "capital conservation buffer," composed entirely of common equity Tier I capital, in addition to minimum risk-based capital ratios, in order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payments to executive officers). The required capital conservation buffer is 2.500% for 2020 and 2019. Management believes the Bank was in full compliance with the additional capital conservation buffer requirement at September 30, 2020 and December 31, 2019.

Current quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the tables below) of Total capital, Tier I capital, and Tier I common equity (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). The following tables present summary information regarding the Bank’s risk-based capital and related ratios at September 30, 2020 and  December 31, 2019:

	FNCB Bank		Minimum Required For Capital Adequacy Purposes	Minimum Required For Capital Adequacy Purposes with Conservation Buffer	Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
(dollars in thousands)	Amount	Ratio	Ratio	Ratio	Ratio
September 30, 2020

Total capital (to risk-weighted assets)	$152,467	16.09%	8.00%	10.50%	10.00%

Tier I capital (to risk-weighted assets)	140,608	14.84%	6.00%	8.50%	8.00%

Tier I common equity (to risk-weighted assets)	140,608	14.84%	4.50%	7.00%	6.50%

Tier I capital (to average assets)	140,608	10.17%	4.00%	4.00%	5.00%

Total risk-weighted assets	947,544

Total average assets	1,382,109

	FNCB Bank		Minimum Required For Capital Adequacy Purposes	Minimum Required For Capital Adequacy Purposes with Conservation Buffer	Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
(dollars in thousands)	Amount	Ratio	Ratio	Ratio	Ratio
December 31, 2019

Total capital (to risk-weighted assets)	$133,406	14.77%	8.00%	10.50%	10.00%

Tier I capital (to risk-weighted assets)	123,753	13.70%	6.00%	8.50%	8.00%

Tier I common equity (to risk-weighted assets)	123,753	13.70%	4.50%	7.00%	6.50%

Tier I capital (to average assets)	123,753	10.36%	4.00%	4.00%	5.00%

Total risk-weighted assets	903,172

Total average assets	1,194,789

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

At September 30, 2020, FNCB owned twelve corporate debt securities with an aggregate amortized cost and fair value of $18.8 million and $19.0 million, respectively. The market for eight of the twelve corporate debt securities at September 30, 2020 was not active and markets for similar securities are also not active.  FNCB obtained valuations for these securities from a third-party service provider that prepared the valuations using a discounted cash flow approach.  Management takes measures to validate the service providers’ analysis and is actively involved in the valuation process, including reviewing and verifying the assumptions used in the valuation calculations. Results of a discounted cash flow test are significantly affected by variables such as the estimate of the probability of default, estimates of future cash flows, discount rates, prepayment rates and the creditworthiness of the underlying issuers.  FNCB considers these inputs to be unobservable Level 3 inputs because they are based on estimates about the assumptions market participants would use in pricing this type of asset and developed based on the best information available in the circumstances rather than on observable inputs. As it relates to fair value measurements, once each issuer is categorized and the forecasted default rates have been applied, the expected cash flows are modeled using the variables described above. Discount rates ranging from 4.86% to 5.86% were applied to the expected cash flows to estimate fair value. Management will continue to monitor the market for these securities to assess the market activity and the availability of observable inputs and will continue to apply these controls and procedures to the valuations received from its third-party service provider for the period it continues to use an outside valuation service.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the financial assets and liabilities that were measured at fair value on a recurring basis at September 30, 2020, financial assets that were measured at fair value on a recurring basis at December 31, 2019, and the fair value hierarchy of the respective valuation techniques utilized by FNCB to determine the fair value.:

	Fair Value Measurements at September 30, 2020
			Significant	Significant
		Quoted Prices	Other	Other
		in Active Markets	Observable	Unobservable
		for Identical Assets	Inputs	Inputs
(in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Available-for-sale debt securities:
Obligations of state and political subdivisions	$191,963	$-	$191,963	$-
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	54,494	-	54,494	-
Collateralized mortgage obligations - commercial	2,198	-	2,198	-
Mortgage-backed securities	11,123	-	11,123	-
Private collateralized mortgage obligations	32,729	-	32,729	-
Corporate debt securities	19,000	-	5,043	13,957
Asset-backed securities	9,892	-	9,892	-
Negotiable certificates of deposit	-	-	-	-
Subtotal available-for-sale debt securities	321,399	-	307,442	13,957
Equity securities, at fair value	2,719	2,719	-	-
Total	$324,118	$2,719	$307,442	$13,957

Financial liabilities:
Derivative liabilities	$139	$-	$139	$-
Total	$139	$-	$139	$-

	Fair Value Measurements at December 31, 2019
			Significant	Significant
		Quoted Prices	Other	Other
		in Active Markets	Observable	Unobservable
		for Identical Assets	Inputs	Inputs
(in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Available-for-sale debt securities:
Obligations of state and political subdivisions	$117,763	$-	$117,763	$-
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	80,294	-	80,294	-
Collateralized mortgage obligations - commercial	17,723	-	17,723	-
Mortgage-backed securities	18,485	-	18,485	-
Private collateralized mortgage obligations	25,075	-	25,075	-
Corporate debt securities	7,182	-	2,032	5,150
Asset-backed securities	5,621	-	5,621	-
Negotiable certificates of deposit	696	-	696	-
Subtotal available-for-sale debt securities	272,839	-	267,689	5,150
Equity securities, at fair value	920	920	-	-
Total	$273,759	$920	$267,689	$5,150

There were no transfers between levels within the fair value hierarchy during the nine months ended September 30, 2020 and 2019.

The following table presents a reconciliation and statement of operations classifications of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3), which consisted entirely of corporate debt securities, for the nine months ended September 30, 2020 and 2019.

Fair Value Measurements
Using Significant Unobservable Inputs (Level 3)
	Corporate Debt Securities
	For the Nine Months Ended September 30,
(in thousands)	2020	2019
Balance at January 1,	$5,150	$3,929
Additions	8,800	1,000
Payments Received	-	-
Sales	-	-
Total gains or losses (realized/unrealized):
Included in earnings	-	-
Included in other comprehensive income	7	132
Balance at September 30,	$13,957	$5,061

Assets Measured at Fair Value on a Non-Recurring Basis

The following tables present assets and liabilities measured at fair value on a non-recurring basis at September 30, 2020 and  December 31, 2019, and additional quantitative information about the valuation techniques and inputs utilized by FNCB to determine fair value. All assets were measured using Level 3 inputs.

	September 30, 2020
	Fair Value Measurement			Quantitative Information
	Recorded	Valuation	Fair	Valuation	Unobservable	Value/
(in thousands)	Investment	Allowance	Value	Technique	Inputs	Range
Impaired loans - collateral dependent	$7,506	$127	$7,379	Appraisal of collateral	Selling cost	10.0%
Impaired loans - other	5,049	282	4,767	Discounted cash flows	Discount rate	2.30% - 8.75%
Other real estate owned	85	27	58	Appraisal of collateral	Selling cost	10.0%

	December 31, 2019
	Fair Value Measurement			Quantitative Information
	Recorded	Valuation	Fair	Valuation	Unobservable	Value/
(in thousands)	Investment	Allowance	Value	Technique	Inputs	Range
Impaired loans - collateral dependent	$7,721	$376	$7,345	Appraisal of collateral	Selling cost	10.0%
Impaired loans - other	8,065	97	7,968	Discounted cash flows	Discount rate	3.99% - 7.49%
Other real estate owned	289	-	289	Appraisal of collateral	Selling cost	10.0%

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

The following table summarizes the estimated fair values of FNCB’s financial instruments using an exit price notion at September 30, 2020 and at December 31, 2019.  FNCB discloses fair value information about financial instruments, whether or not recognized in the statements of financial condition, for which it is practicable to estimate that value. The fair value of financial instruments that are not measured at fair value in the financial statements were based on the exit price notion. The following estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, management judgment is required to interpret data and develop fair value estimates. Accordingly, the estimates below are not necessarily indicative of the amounts FNCB could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	Fair Value	September 30, 2020		December 31, 2019
(in thousands)	Measurement	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Cash and short term investments	Level 1	$105,016	$105,016	$34,565	$34,565
Available-for-sale debt securities	See previous table	321,399	321,399	272,839	272,839
Equity securities, at fair value	Level 1	2,719	2,719	920	920
Restricted stock	Level 2	1,791	1,791	3,804	3,804
Loans held for sale	Level 2	662	662	1,061	1,061
Loans, net	Level 3	947,960	952,169	819,529	810,074
Accrued interest receivable	Level 2	4,693	4,693	3,234	3,234
Servicing rights	Level 3	330	595	356	790

Financial liabilities
Deposits	Level 2	1,272,238	1,272,696	1,001,709	1,001,829
Borrowed funds	Level 2	10,310	10,310	57,219	57,234
Accrued interest payable	Level 2	139	139	258	258
Derivative liabilities	Level 2	139	139	-	-

Note 14. Earnings per Share

For FNCB, the numerator of both the basic and diluted earnings per share of common stock is net income available to common shareholders. The weighted-average number of common shares outstanding used in the denominator for basic earnings per common share is increased to determine the denominator used for diluted earnings per common share by the effect of potentially dilutive common share equivalents utilizing the treasury stock method. For the three and nine months ended September 30, 2020 and 2019, common share equivalents consisted entirely of incremental shares of unvested restricted stock.

The following table presents the calculation of both basic and diluted earnings per share of common stock for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share data)	2020	2019	2020	2019
Net income	$4,107	$2,403	$10,191	$7,587

Basic weighted-average number of common shares outstanding	20,235,384	20,168,529	20,199,933	19,678,031
Plus: Common share equivalents	-	3,753	1,356	5,491
Diluted weighted-average number of common shares outstanding	20,235,384	20,172,282	20,201,289	19,683,522

Income per common share:
Basic	$0.20	$0.12	$0.50	$0.39
Diluted	$0.20	$0.12	$0.50	$0.39

Note 15. Other Comprehensive Income

The following table summarizes the reclassifications out of accumulated other comprehensive income for the three and nine months ended September 30, 2020 and 2019, comprised entirely of unrealized gains and losses on available-for-sale debt securities:

	For the Three Months Ended September 30, 2020		For the Nine Months Ended September 30, 2020
(in thousands)	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Income	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Income
Available-for-sale debt securities:
Reclassification adjustment for net gains reclassified into net income	$(433)	Net gain on the sale of available-for-sale debt securities	$(1,504)	Net gain on the sale of available-for-sale debt securities
Taxes	91	Income taxes	316	Income taxes
Net of tax amount	$(342)		$(1,188)

	For the Three Months Ended September 30, 2019		For the Nine Months Ended September 30, 2019
(in thousands)	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Income	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Income
Available-for-sale debt securities:
Reclassification adjustment for net gains reclassified into net income	$(379)	Net gain on the sale of available-for-sale debt securities	$(702)	Net gain on the sale of available-for-sale debt securities
Taxes	79	Income taxes	147	Income taxes
Net of tax amount	$(300)		$(555)

The following table summarizes the changes in accumulated other comprehensive income (loss), net of tax for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Balance, beginning of period	$10,779	$3,313	$3,056	$(4,540)
Other comprehensive income before reclassifications	1,761	1,552	10,330	9,660
Amount reclassified from accumulated other comprehensive income	(342)	(300)	(1,188)	(555)
Net other comprehensive income during the period	1,419	1,252	9,142	9,105
Balance, end of period	$12,198	$4,565	$12,198	$4,565

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

This Quarterly Report on Form 10-Q should be read in conjunction with the more detailed and comprehensive disclosures included in the Annual Report on Form 10-K for the year ended December 31, 2019 for FNCB Bancorp, Inc. In addition, please read this section in conjunction with the consolidated financial statements and notes to consolidated financial statements contained elsewhere herein.

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

These forward-looking statements include statements with respect to FNCB’s beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, that are subject to significant risks and uncertainties, and are subject to change based on various factors (some of which are beyond our control). The words “may,” “could,” “should,” “will,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “project,” “future” and similar expressions are intended to identify forward-looking statements. The following factors, among others, could cause FNCB’s financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the effect of the novel Coronavirus Disease 2019 ("COVID-19") pandemic on FNCB and its customers, the Commonwealth of Pennsylvania and the United States, related to the economy and overall financial stability; government and regulatory responses to the COVID-19 pandemic; government intervention in the U.S. financial system including the effects of recent legislative, tax, accounting and regulatory actions and reforms, including, but not limited to, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and the Tax Cuts and Jobs Act; political instability; the ability of FNCB to manage credit risk; weakness in the economic environment, in general, and within FNCB’s market area; the deterioration of one or a few of the commercial real estate loans with relatively large balances contained in FNCB’s loan portfolio; greater risk of loan defaults and losses from concentration of loans held by FNCB, including those to insiders and related parties; if FNCB’s portfolio of loans to small and mid-sized community-based businesses increases its credit risk; if FNCB’s ALLL is not sufficient to absorb actual losses or if increases to the ALLL were required; FNCB is subject to interest-rate risk and any changes in interest rates could negatively impact net interest income or the fair value of FNCB's financial assets; if management concludes that the decline in value of any of FNCB’s investment securities is other-than-temporary could result in FNCB recording an impairment loss; if FNCB’s risk management framework is ineffective in mitigating risks or losses to FNCB; if FNCB is unable to successfully compete with others for business; a loss of depositor confidence resulting from changes in either FNCB’s financial condition or in the general banking industry; if FNCB is unable to retain or grow its core deposit base; inability or insufficient dividends from its subsidiary, FNCB Bank; if FNCB loses access to wholesale funding sources; interruptions or security breaches of FNCB’s information systems; any systems failures or interruptions in information technology and telecommunications systems of third parties on which FNCB depends; security breaches; if FNCB’s information technology is unable to keep pace with growth or industry developments or if technological developments result in higher costs or less advantageous pricing; the loss of management and other key personnel; dependence on the use of data and modeling in both its management’s decision-making generally and in meeting regulatory expectations in particular; additional risk arising from new lines of business, products, product enhancements or services offered by FNCB; inaccuracy of appraisals and other valuation techniques FNCB uses in evaluating and monitoring loans secured by real property and other real estate owned; unsoundness of other financial institutions; damage to FNCB’s reputation; defending litigation and other actions; dependence on the accuracy and completeness of information about customers and counterparties; risks arising from future expansion or acquisition activity; environmental risks and associated costs on its foreclosed real estate assets; any remediation ordered, or adverse actions taken, by federal and state regulators, including requiring FNCB  to act as a source of financial and managerial strength for the FNCB Bank in times of stress;  costs arising from extensive government regulation, supervision and possible regulatory enforcement actions; new or changed legislation or regulation and regulatory initiatives; noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations; failure to comply with numerous "fair and responsible banking" laws; any violation of laws regarding privacy, information security and protection of personal information or another incident involving personal, confidential or proprietary information of individuals; any rulemaking changes implemented by the Consumer Financial Protection Bureau; inability to attract and retain its highest performing employees due to potential limitations on incentive compensation contained in proposed federal agency rulemaking; any future increases in FNCB Bank’s FDIC deposit insurance premiums and assessments; and the success of FNCB at managing the risks involved in the foregoing and other risks and uncertainties, including those detailed in FNCB’s filings with the SEC.

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

Readers should carefully review the risk factors described in the documents that FNCB periodically files with the SEC, including its Annual Report  on Form 10-K for the year ended December 31, 2019.

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

Securities Valuation and Evaluation for Impairment

Management utilizes various inputs to determine the fair value of its investment portfolio. To the extent they exist, unadjusted quoted market prices in active markets (Level 1) or quoted prices for similar assets or models using inputs that are observable, either directly or indirectly (Level 2) are utilized to determine the fair value of each investment in the portfolio. In the absence of observable inputs or if markets are illiquid, valuation techniques are used to determine fair value of any investments that require inputs that are both unobservable and significant to the fair value measurement (Level 3). For Level 3 inputs, valuation techniques are based on various assumptions, including, but not limited to, cash flows, discount rates, adjustments for nonperformance and liquidity, and liquidation values. A significant degree of judgment is involved in valuing investments using Level 3 inputs. The use of different assumptions could have a positive or negative effect on FNCB’s financial condition or results of operations. See Note 3, “Securities” and Note 13, “Fair Value Measurements” of the notes to consolidated financial statements included in Item 1 hereof for additional information about FNCB’s securities valuation techniques.

On a quarterly basis, management evaluates individual investment securities in an unrealized loss position for other than temporary impairment (“OTTI”). The evaluation for OTTI requires the use of various assumptions, including but not limited to, the length of time an investment’s fair value is less than book value, the severity of the investment’s decline, any credit deterioration of the issuer, whether management intends to sell the security, and whether it is more-likely-than-not that FNCB will be required to sell the security prior to recovery of its amortized cost basis. Debt investment securities deemed to have OTTI are written down by the impairment related to the estimated credit loss, and the non-credit related impairment loss is recognized in other comprehensive income. FNCB did not recognize any OTTI charges on investment securities for the three and nine months ended September 30, 2020 and 2019 within the consolidated statements of income.

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

In connection with determining the income tax provision or benefit, management considers maintaining liabilities for uncertain tax positions and tax strategies that it believes contain an element of uncertainty. Periodically, management evaluates each of FNCB’s tax positions and strategies to determine whether a liability for uncertain tax benefits is required. As of September 30, 2020 and December 31, 2019, management determined that FNCB did not have any uncertain tax positions or tax strategies and that no liability was required to be recorded.

Refer to Note 8, “Income Taxes,” of the notes to consolidated financial statements included in Item 1 hereof for additional information about income taxes.

New Authoritative Accounting Guidance and Accounting Guidance to be Adopted in Future Periods

Refer to Note 2, “New Authoritative Accounting Guidance,” of the notes to consolidated financial statements included in Item 1 hereof for information about new authoritative accounting guidance adopted by FNCB during the three months ended September 30, 2020, as well as new accounting guidance issued, but not previously reported, that will be adopted by FNCB in future periods.

Impact of COVID-19 and FNCB's response to the pandemic

In March 2020, the outbreak of COVID-19 was recognized as a pandemic by the World Health Organization. The spread of COVID-19 has created a global public health crisis that has resulted in unprecedented uncertainty, volatility and disruption in financial markets and in governmental, commercial and consumer activity in the United States and globally, including the markets that FNCB serves. Governmental authorities responded to the COVID-19 pandemic by mandating the closure of locations of non-essential businesses and requiring individuals to observe social distancing and "stay-at-home" restrictions. These governmental restrictions, coupled with fear of contracting the virus, have resulted in a rapid decline in commercial and consumer activity, loss of revenues by businesses, a severe spike in unemployment, material decreases in oil and gas prices and in business valuations, disrupted global supply chains and market volatility. The federal government responded by enacting bipartisan emergency response legislation. Additionally, the Federal Open Market Committee ("FOMC") lowered the federal funds target rate a total of 150 basis points in two emergency actions, 50 basis points on March 3, 2020 and 100 basis points on March 15, 2020, with an expectation that Federal Reserve policy will maintain a low interest rate environment for the foreseeable future. Late in the second quarter of 2020, state and local economies began the re-opening process subject to a resurgence of COVID-19 locally, regionally or nationally. Businesses were allowed to operate but must adhere to capacity restrictions and safety and social distancing requirements.

As a financial institution, FNCB is considered essential and has remained open for business and is operating under its pandemic preparedness plan. To ensure the financial needs of its customers are addressed in a safe and consistent manner, the Bank's offices are open for regular business, with administrative, lending and community branch offices adhering to federal, state, and local governmental guidelines and social distancing mandates. However, in order to limit the spread of COVID-19 customers are encouraged to utilize FNCB's drive-thru facilities, automated teller machines, Customer Care center, remote deposit capture and online banking, including online chat capabilities, and mobile banking applications. FNCB is also providing the necessary technology, when needed, to its operational staff to work remotely in a secure environment. As of September 30, 2020, FNCB did not face any material resource constraints through the implementation of its pandemic preparedness plan. Through the nine months ended September 30, 2020, FNCB incurred COVID-19-related expenses including stay-at-home pay, computer-related costs, cleaning and sanitizing facilities and safety supplies which are included in non-interest expense in the consolidated statements of income. Additionally, FNCB has not tested for and has not identified any material operational or internal control challenges or risks, nor does it anticipate any significant challenges to its ability to maintain its systems and controls, related to operational changes resulting from the continued implementation of the pandemic preparedness plan.

As part of the federal emergency response, on March 27, 2020, the Coronavirus Aid, Relief, and Economic Security ("CARES") Act was signed into law. It contains substantial tax and spending provisions intended to address the impact of the COVID-19 pandemic. The CARES Act includes the Paycheck Protection Program ("PPP") administered by the Small Business Administration ("SBA"), initially a nearly $350 billion program designed to aid small- and medium-sized businesses through federally guaranteed loans distributed through banks. These loans were intended to guarantee eight weeks of payroll and other costs to help those businesses remain viable and allow their workers to pay their bills. By April 16, 2020, the SBA announced funding under the initial allotment had been exhausted. Subsequently, on April 24, 2020, President Trump signed the law replenishing the PPP with approximately $320 billion in new funds.  As an SBA Lender, the Bank actively participated in PPP loans assisting our small business community in securing this important funding. As of September 30, 2020, FNCB was able to serve 1,002 small business customers with PPP loans totaling $118.6 million. The PPP closed on August 8, 2020, and the SBA is no longer accepting applications for funding under this program. Subsequent to the closing of the program, the SBA began accepting applications for forgiveness. FNCB notified and began providing assistance to customers with the forgiveness application process. As of September 30, 2020, FNCB had submitted 84 forgiveness applications to the SBA for PPP loans totaling $31.1 million. As of September 30, 2020, FNCB had not received approval or funding from the SBA for the forgiveness associated with these loans. It is FNCB's understanding that loans funded through the PPP are fully guaranteed by the United States government. Should those circumstances change, FNCB could be required to increase its allowance for loan and lease losses related to these loans resulting in an increase in the provision for loan and lease losses.

Additionally, in order to provide financial stability for both personal and business customers that are facing unemployment, temporary furloughs and closures, FNCB rolled out a payment deferral program providing for either an interest-only period or full payment deferral of up to six months. As of September 30, 2020, FNCB assisted 860 customers under our payment deferral program, with the aggregate principal balance of loans modified totaling $173.6 million. FNCB also developed a special "Personal Relief Loan," an unsecured, 36-month, low interest loan up to $5,000 for individuals financially impacted by COVID-19 due to temporary loss of employment. Additionally, FNCB temporarily suspended all repossession and foreclosure activity and had suspended certain deposit service charges related to debit card usage.

The Federal Reserve Bank also established the Main Street Lending Program to support lending to small and mid-sized businesses and not-for-profit organizations impacted by the COVID-19 pandemic. Specifically, the Main Street Business Lending Program provides for five loan facilities with total potential funding of up to $600 billion. The Main Street New Loan Facility ("MSNLF"), the Main Street Priority Loan Facility ("MSPLF") and the Main Street Expanded Loan Facility ("MSELF") are three credit facilities that provide eligible business borrowers impacted by COVID-19 with financing in amounts of $250 thousand to $300 million depending on facility. Terms of all three facilities include Federal Reserve Bank participation of 95.0%, lender participation of 5.0%, a maturity of 5 years, principal deferral for two years, interest deferral for one year, an adjustable interest rate based on one- or three-month LIBOR plus 300 basis points. Similarly, the Nonprofit Organization New Loan Facility ("NONLF") and the Nonprofit Organization Expanded Loan Facility ("NOELF") provide eligible not-for-profit organizations with financing in amounts of $250 thousand to $10 million. The Bank has received approval from the Federal Reserve Bank as a participating lender in the Main Street Lending Program. As of September 30, 2020, FNCB originated two MSPLF loans with an aggregate principal balance of $53.0 million and retained 5.0% of the outstanding principal balance or $2.7 million.

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

FNCB recorded consolidated net income of $4.1 million, or $0.20 per basic and diluted common share, for the three months ended September 30, 2020, an increase of $1.7 million, or 70.9%, compared to $2.4 million, or $0.12 per basic and diluted common share, for the three months ended September 30, 2019. Net income for the nine months ended September 30, 2020 totaled $10.2 million, or $0.50 per basic and diluted share, an increase of $2.6 million, or 34.3%, compared to $7.6 million, or $0.39 per basic and diluted share, for the same nine months of 2019. The increase in third quarter 2020 earnings over the same quarter of 2019 was primarily due to increases in net interest income and non-interest income, coupled with a reduction in the provision for loan and lease losses. The increase in net income comparing the nine months ended September 30, 2020 and 2019 primarily reflected increases in net interest income and non-interest income and a decrease in non-interest expense. Partially offsetting these positive factors comparing the year-to-date periods was an increase in the provision for loan and lease losses, which reflected continued uncertainty brought on by the COVID-19 global pandemic. Additionally, the results for the third quarter and year-to-date periods of 2020 include the effect on interest income of $118.6 million in PPP loans.

For the three and nine months ended September 30, 2020, the annualized return on average assets was 1.15% and 1.03%, respectively, and 0.80% and 0.84%, respectively, for the same periods of 2019. The annualized return on average equity was 11.05% and 9.63%, respectively, for the three and nine months ended September 30, 2020, compared to 7.30% and 8.32%, respectively, for the comparable periods of 2019. FNCB declared and paid dividends to holders of common stock of $0.055 per share for the third quarter and $0.165 per share for the nine months ended September 30, 2020, a 10.0% increase compared to $0.05 per share and $0.15 per share for the same periods of 2019. The dividend pay-out ratio was 32.7% for the nine months ended September 30, 2020 compared to 39.8% for the comparable period of 2019.

Total assets increased $239.7 million, or 19.9%, to $1.443 billion at September 30, 2020 from $1.204 billion at December 31, 2019. The change in total assets primarily reflected increases in net loans, available-for-sale debt securities and cash and cash equivalents. Net loans increased $128.4 million, or 15.7%, to $947.9 million at September 30, 2020 from $819.5 million at December 31, 2019. Excluding the $118.6 million in PPP loans outstanding at September 30, 2020, net loans increased $9.8 million, or 1.2%, from December 31, 2019. Cash and cash equivalents increased $70.4 million, or 203.8%, to $105.0 million at September 30, 2020 from $34.6 million at December 31, 2019.  Also contributing to the balance sheet expansion was a $48.6 million, or 17.8%, increase in available-for-sale debt securities to $321.4 million at September 30, 2020 from $272.8 million at December 31, 2019. FNCB experienced unprecedented deposit demand during the first nine months of 2020 as total deposits increased $270.5 million, or 27.0%, to $1.272 billion at September 30, 2020 from $1.002 billion at December 31, 2019. Total borrowed funds decreased $46.9 million, or 82.0%, to $10.3 million at September 30, 2020 from $57.2 million at December 31, 2019. The decrease in borrowed funds reflected a decrease in advances through the FHLB of Pittsburgh as FNCB had no borrowings through the FHLB of Pittsburgh outstanding as of September 30, 2020.

Total shareholders’ equity increased $16.4 million, or 12.3%, to $150.0 million at September 30, 2020 from $133.6 million at December 31, 2019.  Contributing to the increase in capital was net income for the nine months ended September 30, 2020 of $10.2 million and a $9.1 million increase in accumulated other comprehensive income related primarily to appreciation in the fair value of FNCB’s available-for-sale debt securities, net of deferred taxes. Partially offsetting these increases were dividends declared and paid of $3.3 million for the nine months ended September 30, 2020. FNCB Bank's total risk-based capital and Tier 1 leverage ratios were 16.09% and 10.17% at September 30, 2020, respectively, compared to 14.77% and 10.36% at December 31, 2019, respectively.

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

In response to the significant disruption and uncertainty in the economic environment brought on by COVID-19, the FOMC lowered the federal funds target rate 150 basis points in two emergency actions in March 2020. As a result, the target range for federal funds fell from 1.50%-1.75% at December 31, 2019 to 0.00%-0.25% at March 31, 2020 and has remained at that level through September 30, 2020. The emergency actions by the FOMC in 2020 followed three 25 basis-point actions to lower the federal funds target rate a total of 75 basis points in the second half of 2019. The FOMC actions, along with decreases in general market interest rates, has resulted in decreases in both the tax-equivalent yield on earnings assets and the rate paid on interest-bearing liabilities comparing the three and nine months ended September 30, 2020 and 2019. Additionally, net interest income, earning asset yields and the net interest margin were impacted by the origination and funding of $118.6 million in PPP loans at an interest rate of 1.0%.

Net interest income on a tax-equivalent basis increased $927 thousand, or 10.1%, to $10.1 million for the three months ended September 30, 2020 from $9.1 million for the comparable period of 2019. The improvement in tax-equivalent net interest income for the third quarter of 2020 primarily reflected a decrease in interest expense of $1.0 million, or 40.7%, to $1.5 million from $2.5 million for the same period of 2019. The reduction in interest expense was slightly offset by a decrease in tax-equivalent interest income of $72 thousand, or 0.6%, to $11.5 million for the three months ended September 30, 2020 from $11.6 million for the same period of 2019. For the nine months ended September 30, 2020, tax-equivalent net interest income increased $1.9 million, or 6.9%, to $29.2 million from $27.3 million for the same nine months of 2019. Similarly, the improvement in tax-equivalent net interest income comparing the year-to-date period ended September 30, 2020 and 2019 was due to a $2.6 million, or 34.0%, reduction in interest expense, partially offset by a $699 thousand, or 2.0%, decrease in tax-equivalent interest income. The tax-equivalent net interest margin, a key measurement used in the banking industry to measure income from earning assets relative to the cost to fund those assets, is calculated by dividing tax-equivalent net interest income by average interest-earning assets. Despite the increase in third quarter tax-equivalent net interest income, FNCB’s tax-equivalent net interest margin contracted 28 basis points to 3.04% for the third quarter of 2020 from 3.32% for the same quarter of 2019. The margin compression was due primarily to a $224.7 million, or 20.4%, increase in average earning asset levels, coupled with the impact of a 74-basis point reduction in the tax-equivalent yield on earning assets. Rate spread, the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities shown on a fully tax-equivalent basis, contracted 22 basis points to 2.89% for the three months ended September 30, 2020 from 3.11% for the same period of 2019. The tax-equivalent net interest margin and rate spread compressed 8 basis points and 4 basis points, respectively, comparing the nine months ended September 30, 2020 and 2019.

Comparing the three months ended September 30, 2020, the $1.0 million, or 40.7%, decrease in interest expense was entirely due to a 52-basis point reduction in the cost of funds. Specifically, the average rate paid for interest-bearing deposits decreased 41 basis points to 0.55% for the third quarter of 2020 from 0.96% for the same period of 2019, resulting in a decrease to interest expense of $806 thousand. The average rates paid for interest-bearing demand and time deposits, which reflected the reduction in market interest rates, decreased 40 basis points and 43 basis points, respectively, comparing the three months ended September 30, 2020 and 2019. The decrease in interest expense due to changes in deposit rates was coupled with a 130 basis point reduction in the cost of borrowed funds comparing the three months ended September 30, 2020 to the same period of 2019, which resulted in a $217 thousand decrease in interest expense. FNCB experienced significant demand for its deposit products, as changing customer deposit preferences and higher balances due to the reduction in economic activity and uncertainty related to the COVID-19 pandemic, were the primary factors driving a $114.5 million, or 13.0%, increase in average interest-bearing liabilities. Specifically, average interest-bearing deposits increased $148.8 million, or 18.7%, to $943.8 million for the third quarter of 2020 compared to $795.0 million for the same quarter of 2019. The strong growth in deposit volumes had little impact on interest expense, as FNCB used the excess liquidity to repay higher-costing borrowed funds. Average borrowed funds decreased by $34.3 million or 39.9% to $51.6 million for the third quarter of 2020 from $85.9 million for the same quarter of 2019. Overall, changes in volumes of average interest-bearing liabilities resulted in a slight increase in interest expense of $24 thousand comparing the third quarters of 2020 and 2019.

Partially offsetting the lower amount of interest expense was a $72 thousand, or 0.6%, decrease in tax-equivalent interest income to $11.5 million for the third quarter of 2020 from $11.6 million for the same quarter of 2019. The decrease in tax-equivalent interest income was due primarily to a reduction in the tax-equivalent yield on earning assets, almost entirely offset by an increase in average earning asset levels. The tax-equivalent yield on earning assets decreased 74 basis points to 3.48% for the third quarter of 2020 from 4.22% for the same quarter of 2019, which resulted in a corresponding decrease in tax-equivalent interest income of $1.8 million. Accounting for the majority of the decrease was an 82 basis point decrease in the tax-equivalent yield on the loan portfolio to 3.85% for the three months ended September 30, 2020 from 4.67% for the same three months of 2019, which resulted in a corresponding decrease in tax-equivalent interest income of $1.8 million. With regard to earning asset volumes, average earning assets increased $224.7 million, or 20.4%, to $1.326 billion for the three months ended September 30, 2020 from $1.101 billion for the same three months of 2019. The origination of $118.6  million in PPP loans was the predominant factor causing an increase in average loans of $133.3 million, or 16.3%, to $952.9 million for the third quarter of 2020 from $819.6 million for the same quarter of 2019, which caused a corresponding increase in interest income of $1.4 million. Additionally, comparing the third quarters of 2020 and 2019, average securities increased $30.8 million, or 11.4%, to $302.1 million from $271.3 million, respectively, which resulted in an increase to interest income of $289 thousand. Furthermore, average interest-bearing deposits in other banks and federal funds sold increased $60.6 million to $70.6 million for the three months ended September 30, 2020, from $10.0 million for the same three months of 2019, which caused tax-equivalent interest income to increase $26 thousand. Overall, the increase in average earning assets resulted in a corresponding increase to tax-equivalent interest income of $1.7 million, which was more than offset by the $1.8 million decrease in tax-equivalent interest income due to the decline in yield.

For the nine months ended September 30, 2020, tax-equivalent net interest income increased $1.9 million, or 6.9%, which was mainly attributable to a $2.6 million, or 34.0% reduction in interest expense, which was partially offset by the decline in tax-equivalent interest income of $699 thousand, or 2.0%. The decrease in interest expense for the year-to-date period was primarily caused by decreases in funding costs due to lower market rates, coupled with changes in volumes of average interest-bearing liabilities. FNCB's total cost of funds decreased 39 basis points to 0.72% for the nine months ended September 30, 2020 from 1.11% for the same period of 2019, resulting in a decrease to interest expense of $2.4 million. Specifically, comparing the nine months ended September 30, 2020 and 2019, the cost of interest-bearing deposits decreased 33 basis points, while the cost of borrowed funds declined 128 basis points, resulting in corresponding decreases to interest expense of $1.7 million and $625 thousand, respectively. For the nine months ended September 30, 2020, interest-bearing liabilities averaged $937.1 million, an increase of $21.8 million, or 2.4%, from $915.3 million for the same nine-month period of 2019.  Despite the increase, changes in volumes of interest-bearing liabilities resulted in a $228 thousand decrease in interest expense, driven by changes in volumes of interest-bearing deposits. Specifically, average balances of higher-costing time deposits decreased $57.9 million, or 22.8% comparing the nine months ended September 30, 2020 and 2019 which caused a corresponding decrease to interest expense of $629 thousand. The decline in average time deposit balances largely reflected maturing retail certificates of deposit, the majority of which were transferred into a non-maturity deposit product. Volumes of average interest-bearing demand deposits and average savings deposits increased by $73.5 million and $6.7 million, respectively, comparing the nine months ended September 30, 2020 and 2019 which resulted in corresponding increases to interest expense of $406 thousand and $7 thousand, respectively, comparing the year-to-date periods of 2020 and 2019. Average borrowed funds decreased $602 thousand, or 0.9%, to $65.0 million for the nine months ended September 30, 2020, compared to $65.6 million for the same period in 2019, resulting in a small decrease in interest expense of $12 thousand.

The $699 thousand decrease in tax-equivalent interest income largely reflected a reduction in tax-equivalent yield on average earning assets, partially mitigated by an increase in average earning assets. Tax-equivalent interest income was impacted by lower market interest rates, which resulted in a 44 basis point decrease in the yield on earning assets to 3.70% for the nine months ended September 30, 2020 from 4.14% for the same nine months of 2019, which resulted in a $3.6 million decrease in tax-equivalent interest income. The reduction in market interest rates, coupled with the origination of lower-yielding PPP loans had the greatest impact on loan yields. Specifically, the tax-equivalent yield on loans declined 53 basis points to 4.08% for the nine months ended September 30, 2020 from 4.61% for the same nine months of 2019, causing a $3.5 million decline in tax-equivalent interest income. PPP loans averaged $69.5 million for the nine months ended September 30, 2020, with an average yield of 0.99%. Additionally, yields earned on average interest-bearing deposits in other banks and federal funds sold decreased 174 basis points to 0.09% for the nine months ended September 30, 2020 from 1.83% for the same period of 2019, which resulted in a corresponding decrease to tax-equivalent interest income of $244 thousand. Partially offsetting the reduction in tax-equivalent interest income due to yield decline was a $107.6 million, or 9.6%, increase in average earning assets to $1.231 billion for the nine months ended September 30, 2020, compared to $1.124 billion for the same nine months of 2019, which resulted in a $2.9 million increase in tax-equivalent interest income. Specifically, comparing the first nine months of 2020 and 2019, average loans increased $75.3 million, or 9.1%, which caused a $2.5 million increase in tax-equivalent interest income. In addition, comparing the nine months ended September 30, 2020 and 2019, the average balance of securities increased $7.8 million, or 2.8%, while the average interest-deposits in other banks and federal funds sold increased $24.4 million, or 216.1%, resulting in additional tax-equivalent interest income of $330 thousand and $114 thousand, respectively.

Net interest income depends upon the relative amount of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them. The following tables present certain information about FNCB’s consolidated statements of financial condition and consolidated statements of income for the three- and nine-month periods ended September 30, 2020 and 2019, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are calculated by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include amortization of fees which are considered adjustments to yields.

	Three Months Ended
	September 30, 2020			September 30, 2019
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Assets
Earning assets (2)(3)
Loans-taxable (4)	$908,095	$8,688	3.83%	$781,963	$9,170	4.69%
Loans-tax free (4)	44,826	494	4.41%	37,638	403	4.28%
Total loans (1)(2)	952,921	9,182	3.85%	819,601	9,573	4.67%
Securities-taxable	232,081	1,760	3.03%	266,653	1,951	2.93%
Securities-tax free	69,973	586	3.35%	4,611	47	4.08%
Total securities (1)(5)	302,054	2,346	3.11%	271,264	1,998	2.95%
Interest-bearing deposits in other banks	70,601	1	0.01%	10,007	30	1.20%
Total earning assets	1,325,576	11,529	3.48%	1,100,872	11,601	4.22%
Non-earning assets	108,587			99,888
Allowance for loan and lease losses	(11,865)			(9,081)
Total assets	$1,422,298			$1,191,679

Liabilities and Shareholders' Equity
Interest-bearing liabilities
Interest-bearing demand deposits	$638,070	705	0.44%	$480,277	1,011	0.84%
Savings deposits	105,394	24	0.09%	93,369	31	0.13%
Time deposits	200,290	562	1.12%	221,325	859	1.55%
Total interest-bearing deposits	943,754	1,291	0.55%	794,971	1,901	0.96%
Borrowed funds and other interest-bearing liabilities	51,629	165	1.28%	85,927	554	2.58%
Total interest-bearing liabilities	995,383	1,456	0.59%	880,898	2,455	1.11%
Demand deposits	267,636			169,416
Other liabilities	11,384			10,730
Shareholders' equity	147,895			130,635
Total liabilities and shareholder's equity	$1,422,298			$1,191,679

Net interest income/interest rate spread (6)		10,073	2.89%		9,146	3.11%
Tax equivalent adjustment		(227)			(95)
Net interest income as reported		$9,846			$9,051

Net interest margin (7)			3.04%			3.32%

(1)	Interest income is presented on a tax equivalent basis using a 21% rate.
(2)	Loans are stated net of unearned income.
(3)	Non-accrual loans are included in loans within earning assets.
(4)	Loan fees included in interest income are not significant.
(5)	The yields for securities that are classified as available for sale is based on the average historical amortized cost.
(6)	Interest rate spread represents the difference between the average yield on interest earning assets and the cost of interest-bearing liabilities and is presented on a tax equivalent basis.
(7)	Net interest income as a percentage of total average interest earning assets.

	Nine Months Ended
	September 30, 2020			September 30, 2019
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Assets
Earning assets (2)(3)
Loans-taxable (4)	$854,885	$26,042	4.06%	$781,612	$27,194	4.64%
Loans-tax free (4)	48,080	1,564	4.34%	46,019	1,417	4.11%
Total loans (1)(2)	902,965	27,606	4.08%	827,631	28,611	4.61%
Securities-taxable	247,848	5,426	2.92%	280,114	5,997	2.85%
Securities-tax free	44,723	1,149	3.43%	4,624	142	4.09%
Total securities (1)(5)	292,571	6,575	3.00%	284,738	6,139	2.87%
Interest-bearing deposits in other banks	35,746	25	0.09%	11,309	155	1.83%
Total earning assets	1,231,282	34,206	3.70%	1,123,678	34,905	4.14%
Non-earning assets	101,773			95,412
Allowance for loan and lease losses	(10,321)			(9,344)
Total assets	$1,322,734			$1,209,746

Liabilities and Shareholders' Equity
Interest-bearing liabilities
Interest-bearing demand deposits	$577,012	2,363	0.55%	$503,483	3,095	0.82%
Savings deposits	99,627	75	0.10%	92,893	96	0.14%
Time deposits	195,456	1,889	1.29%	253,306	3,092	1.63%
Total interest-bearing deposits	872,095	4,327	0.66%	849,682	6,283	0.99%
Borrowed funds and other interest-bearing liabilities	65,046	706	1.45%	65,648	1,343	2.73%
Total interest-bearing liabilities	937,141	5,033	0.72%	915,330	7,626	1.11%
Demand deposits	232,920			161,036
Other liabilities	11,361			11,406
Shareholders' equity	141,312			121,974
Total liabilities and shareholder's equity	$1,322,734			$1,209,746

Net interest income/interest rate spread (6)		29,173	2.99%		27,279	3.03%
Tax equivalent adjustment		(570)			(328)
Net interest income as reported		$28,603			$26,951

Net interest margin (7)			3.16%			3.24%

(1)	Interest income is presented on a tax equivalent basis using a 21% rate.
(2)	Loans are stated net of unearned income.
(3)	Non-accrual loans are included in loans within earning assets.
(4)	Loan fees included in interest income are not significant.
(5)	The yields for securities that are classified as available for sale is based on the average historical amortized cost.
(6)	Interest rate spread represents the difference between the average yield on interest earning assets and the cost of interest-bearing liabilities and is presented on a tax equivalent basis.
(7)	Net interest income as a percentage of total average interest earning assets.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020 vs. 2019			2020 vs. 2019
	Increase (Decrease)			Increase (Decrease)
	Due to	Due to	Total	Due to	Due to	Total
(in thousands)	Volume	Rate	Change	Volume	Rate	Change
Interest income:
Loans - taxable	$1,352	$(1,834)	$(482)	$2,413	$(3,565)	$(1,152)
Loans - tax free	79	12	91	65	82	147
Total loans	1,431	(1,822)	(391)	2,478	(3,483)	(1,005)
Securities - taxable	(260)	69	(191)	(704)	133	(571)
Securities - tax free	549	(10)	539	1,034	(27)	1,007
Total securities	289	59	348	330	106	436
Interest-bearing deposits in other banks	26	(55)	(29)	114	(244)	(130)
Total interest income	1,746	(1,818)	(72)	2,922	(3,621)	(699)

Interest expense:
Interest-bearing demand deposits	268	(574)	(306)	406	(1,138)	(732)
Savings deposits	4	(11)	(7)	7	(28)	(21)
Time deposits	(76)	(221)	(297)	(629)	(574)	(1,203)
Total interest-bearing deposits	196	(806)	(610)	(216)	(1,740)	(1,956)
Borrowed funds and other interest-bearing liabilities	(172)	(217)	(389)	(12)	(625)	(637)
Total interest expense	24	(1,023)	(999)	(228)	(2,365)	(2,593)
Net interest income	$1,722	$(795)	$927	$3,150	$(1,256)	$1,894

Provision for Loan and Lease Losses

The provision for loan and lease losses is an expense charged against net interest income to provide for probable losses attributable to uncollectible loans and is based on management’s analysis of the adequacy of the ALLL. A release of reserves, resulting in a credit for loan and lease losses, reflects the reversal of amounts previously charged to the ALLL. Management closely monitors the loan portfolio and the adequacy of the ALLL by considering the underlying financial performance of the borrower, collateral values and associated credit risks. Future material adjustments may be necessary to the provision for loan and lease losses and the ALLL if economic conditions or loan performance differ substantially from the assumptions management considered in its evaluation of the ALLL. During 2020, management took into consideration the potential adverse impact the COVID-19 pandemic has had on economic conditions in its application of FNCB's methodology on the allowance for loan and lease losses. Specifically, management has tried to address this adverse impact by adjusting the qualitative factor associated with changes in national, local and business economic conditions and developments, which has resulted in higher credit provisioning during the nine months ended September 30, 2020.

FNCB recorded a provision for loan and lease losses of $74 thousand for the three-month period ended September 30, 2020 compared to $637 thousand for the three months ended September 30, 2019. The $563 thousand decrease in the provision for loan and lease losses was directly attributable to substantial recoveries related to two large commercial credits received in the third quarter of 2020, partially offset by additional credit provisioning related to economic disruption and uncertainty related to the COVID-19 pandemic. The provision for loan losses amounted to $2.0 million for the nine months ended September 30, 2020, an increase of $1.2 million, from $830 thousand for the same nine months of 2019.

Non-interest Income

Non-interest income increased significantly for the third quarter and year-to-date periods, which was primarily due to increases in net gains on equity securities, net gains on the sale of mortgage loans held for sale and net gains on available-for-sale debt securities. Non-interest income increased $1.1 million, or 62.2%, to $2.9 million for the three months ended September 30, 2020 from $1.8 million for the same three months of 2019. Net gains on equity securities increased $841 thousand to $846 thousand for the third quarter of 2020 compared to $5 thousand for the same quarter of 2019. FNCB realized a gain of $1.1 million on the conversion of an equity security of a bank holding company that was part of a merger and acquisition that was completed in the third quarter of 2020. Partially offsetting this gain was a net unrealized loss on equity securities held of $287 thousand. FNCB realized net gains on the sale of mortgage loans of $186 thousand for the three months ended September 30, 2020, a $117 thousand or 169.6%, increase compared to $69 thousand in net gains realized for the same three-month period of 2019. In addition, FNCB realized net gains on the sales of available-for-sale securities of $433 thousand, an increase of $54 thousand, or 14.2%, compared to $379 thousand for the same quarter of 2019.

For the nine months ended September 30, 2020, non-interest income increased $2.3 million, or 45.5%, to $7.2 million from $4.9 million for the same period of 2019. Net gains on equity securities increased $833 thousand to $864 thousand for the nine months ended September 30, 2020 compared to $31 thousand for the same period of 2019, which was primarily related to the bank holding company stock transaction mentioned above, partially offset by unrealized losses on equity securities held of $269 thousand. For the first nine months of 2020, net gains on the sale of mortgage loans amounted to $465 thousand, an increase of $267 thousand, or 134.7%, compared to $198 thousand for the period of 2019. For the nine months ended September 30, 2020, net gains on the sale of available-for-sale securities amounted to $1.5 million, an increase of $802 thousand, or 114.2%, compared to $702 thousand for the same nine months of 2019.

Also impacting non-interest income levels for the third quarter and year-to-date periods were increases in loan referral fees and deposit service charges. Loan referral fees, which include commissions received from a correspondent bank related to an off-balance sheet commercial interest-rate hedge program and the referral of FHA residential mortgage loans to a third-party broker, increased $22 thousand, to $76 thousand for the three months ended September 30, 2020, compared to $54 thousand for the same period of 2019.  Loan referral fees totaled $338 thousand for the nine months ended September 30, 2020, an increase of $264 thousand, or 357.4%, compared to $74 thousand for the nine months ended September 30, 2019. With regard to deposit service charges, in the second half of 2019 FNCB engaged an independent third party to conduct a comprehensive evaluation of FNCB's non-interest income and fee structure to identify opportunities for enhancement. Recommendations to the fee structure arising from this assessment were fully implemented prior to the beginning of 2020. As a result, deposit service charges increased $47 thousand, or 5.9%, to $844 thousand for the third quarter of 2020 from $797 thousand for the same quarter of 2019. For the nine months ended September 30, deposit service charges increased $174 thousand or 7.9%, to $2.4 million in 2020 compared to $2.2 million in 2019.

Non-interest Expense

Non-interest expense increased $514 thousand, or 7.0%, to $7.8 million for the three months ended September 30, 2020 from $7.3 million for the three months ended September 30, 2019. The increase primarily reflected increases in other operating expenses, regulatory assessments, professional fees and bank shares tax, partially offset by a reduction in salaries and benefits. Other operating expenses in the third quarter increased $288 thousand, or 35.3%, to $1.1 million in 2020 from $815 thousand in 2019. The increase was largely due to $399 thousand in FHLB penalties paid in the third quarter of 2020 related to the decision to prepay high-costing FHLB term advances.  Comparing the three months ended September 30, 2020 and 2019, regulatory assessments increased $102 thousand, or 485.7%, professional fees increased $90 thousand, or 47.6%, and bank shares tax increased $58 thousand or 28.3%. The increase in regulatory assessments reflected the full utilization of the FDIC's Small Bank Assessment Credit during the prior quarter, coupled with an increase in FNCB's assessment base due to strong balance sheet growth. The increase in professional fees reflected the timing of certain services performed coupled with a contract renegotiation credit received in third quarter of 2019, while the increase in bank shares tax was due to the increase in FNCB Bank's capital. Slightly offsetting these increases was a $76 thousand, or 1.9% decrease in salaries and employee benefits, due primarily to staff reductions resulting from open positions that have not been filled.

For the nine months ended September 30, 2020, non-interest expense decreased $404 thousand, or 1.8%, to $21.5 million compared to $21.9 million for the same nine-month period of 2019, primarily due to the decline in salaries and employee benefits, data processing expenses, other operating expenses and professional fees. Salaries and employee benefits declined $372 thousand, or 3.2%, to $11.3 million at September 30, 2020, compared to $11.6 million at September 30, 2019, reflecting an increase in deferred loan origination costs associated with the origination of PPP loans and reductions to staff, partially offset by merit increases.  Data processing expenses and professional fees declined $124 thousand, or 5.4%, and $64 thousand, or 8.9%, respectively comparing the year-to-date periods of 2020 and 2019. In addition, other operating expenses decreased $117 thousand, or 5.2%, comparing the nine months ended September 30, 2020 to 2019. The reduction in data processing costs and professional fees reflected more efficient utilization of third-party services. These decreases were partially offset by the $144 thousand or 14.9% increase in equipment expense, reflecting higher amounts of depreciation expense on furniture and equipment for the two new offices opened in mid-2019. Bank shares tax increased $118 thousand, or 15.5%, to $878 thousand at September 30, 2020, compared to $760 thousand at September 30, 2019. For the nine months ended September 30, 2020, FNCB incurred $199 thousand in COVID-19 related costs, including stay-at-home pay, computer-related equipment to enable employees to work remotely, cleaning and sanitizing facilities and safety supplies, which is included in non-interest expense.

Provision for Income Taxes

FNCB recorded income tax expense of $2.0 million for the nine months ended September 30, 2020, an increase of $467 thousand, or 29.5%, compared to income tax expense of $1.6 million for the same period of 2019. The increase in income tax expense primarily reflected an increase in pre-tax net income of $3.1 million, or 33.5%, when comparing the nine months ended September 30, 2020 and 2019.

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

Management performed an evaluation of FNCB’s deferred tax assets at September 30, 2020 taking into consideration both positive and negative evidence that existed as of that date. Based on this evaluation, management believes that FNCB’s future taxable income will be sufficient to utilize deferred tax assets. Accordingly, management concluded that no valuation allowance for deferred tax assets was required at September 30, 2020.

FINANCIAL CONDITION

Assets

Total assets increased $239.7 million, or 19.9%, to $1.443 billion at September 30, 2020 from $1.204 billion at December 31, 2019. The change in total assets primarily reflected increases in net loans, available-for-sale debt securities and cash and cash equivalents. Net loans increased $128.4 million, or 15.7%, to $947.9 million at September 30, 2020 from $819.5 million at December 31, 2019, primarily reflecting the origination and funding of PPP loans, of which $118.6 million were outstanding at September 30, 2020. Available-for-sale debt securities increased $48.6 million, or 17.8%, to $321.4 million at September 30, 2020 from $272.8 million at December 31, 2019 as security purchases outpaced sales and repayments. FNCB experienced unprecedented demand for its deposit products during the nine months ended September 30, 2020, which was the driving factor leading to an increase in total deposits of $270.5 million, or 27.0%, to $1.272 billion at September 30, 2020 from $1.002 billion at December 31, 2019. Meanwhile, borrowed funds decreased $46.9 million, or 82.0%, to $10.3 million at September 30, 2020 as compared to $57.2 million at December 31, 2019, as FNCB used excess liquidity to prepay certain higher-costing term advances through the FHLB of Pittsburgh.

Cash and Cash Equivalents

Cash and cash equivalents increased $70.4 million, or 203.8%, to $105.0 million at September 30, 2020 from $34.6 million at December 31, 2019. The increase was primarily due to the increase in total deposits and cash generated through bank operations, partially offset by increases in available-for-sale debt securities and gross loans. FNCB paid dividends of $0.055 per share and $0.165 per share for the three and nine months ended September 30, 2020 and 2019, respectively, an increase of 10% compared to dividends of $0.05 per share and $0.15 per share paid in the respective periods of 2019.

Securities

FNCB’s investment securities portfolio provides a source of liquidity needed to meet expected loan demand and interest income to increase profitability. Additionally, the investment securities portfolio is used to meet pledging requirements to secure public deposits and for other purposes. Debt securities are classified as either held-to-maturity or available-for-sale at the time of purchase based on management's intent. Held-to-maturity securities are carried at amortized cost, while available-for-sale securities are carried at fair value, with unrealized holding gains and losses reported as a component of shareholders’ equity in accumulated other comprehensive income (loss), net of tax. At September 30, 2020 and December 31, 2019, all debt securities were classified as available-for-sale. Equity securities with readily determinable fair values are carried at fair value, with gains and losses due to fluctuations in market value included in the consolidated statements of income. Securities with limited marketability and/or restrictions, such as FHLB of Pittsburgh stock, are carried at cost. Management monitors the investment portfolio regularly. Decisions to purchase or sell investment securities are based upon management’s current assessment of long- and short-term economic and financial conditions, including the interest rate environment and asset/liability management, liquidity and tax-planning strategies.

At September 30, 2020, the investment portfolio was comprised principally of fixed-rate taxable and tax-exempt obligations of state and political subdivisions, fixed-rate and floating-rate securities issued by U.S. government or U.S. government-sponsored agencies, which include mortgage-backed securities and residential and commercial collateralized mortgage obligations (“CMOs”), private CMOs and corporate debt securities. Except for U.S. government and government-sponsored agencies, there were no securities of any individual issuer that exceeded 10.0% of shareholders’ equity at September 30, 2020.

The following table presents the carrying value of debt securities, all of which were classified as available-for-sale and carried at fair value at September 30, 2020 and December 31, 2019:

Composition of the Investment Portfolio

	September 30,	December 31,
(in thousands)	2020	2019
Available-for-sale debt securities:
Obligations of state and political subdivisions	$191,963	$117,763
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	54,494	80,294
Collateralized mortgage obligations - commercial	2,198	17,723
Mortgage-backed securities	11,123	18,485
Private collateralized mortgage obligations	32,729	25,075
Corporate debt securities	19,000	7,182
Asset-backed securities	9,892	5,621
Negotiable certificates of deposit	-	696
Total available-for-sale debt securities	$321,399	$272,839

Available-for-sale debt securities increased $48.6 million, or 17.8%, to $321.4 million at September 30, 2020 from $272.8 million at December 31, 2019. Management took advantage of market opportunities during the nine months ended September 30, 2020 to sell lower-yielding investments within the available-for-sale portfolio and replace them and add to the portfolio with higher-yielding securities that were within FNCB's risk tolerance. During the nine months ended September 30, 2020, FNCB sold 28 available-for-sale debt securities which included 15 U.S. government/government sponsored agency CMOs, 12 taxable obligations of state and political subdivisions and 1 tax exempt obligation of state and political subdivisions. The securities sold had an aggregate amortized cost of $61.3 million with a weighted-average yield of 1.68%. For the nine months ended September 30, 2020, gross proceeds received totaled $62.8 million, with a net gain of $1.5 million realized upon the sales and included in non-interest income. During the nine months ended September 30, 2020, FNCB purchased 64 available-for-sale debt securities including 36 tax-exempt obligations of state and political subdivisions, 15 taxable obligations of state and political subdivisions, 6 corporate debt securities, 3 private asset-backed securities, 3 private CMOs and one agency CMO with an aggregate cost of $113.2 million and a weighted-average yield of 2.71%. Due to tax planning strategies designed to utilize NOL carryovers, management previously minimized holdings of tax-exempt obligations. However, market volatility during the first nine months of 2020 resulted in a favorable shift in yields on tax-exempt bonds, which was the driving factor leading to the purchase of the tax-exempt bonds. These actions resulted in increases in the tax-equivalent yield on the investment portfolio of 16 basis points to 3.11% from 2.95%, respectively, comparing the third quarters of 2020 and 2019 and 13 basis points to 3.00% from 2.87%, respectively, comparing the nine months ended September 30, 2020 and 2019.

Management continuously monitors FNCB's investment portfolio for credit worthiness. With regard to FNCB's holding of municipal securities, in the second quarter of 2020, management engaged an independent third party consultant to perform a semiannual credit review of FNCB's investments in obligations of state and political subdivisions as of June 30, 2020. The review included a comparison of each security to the consultant's "Portfolio Credit Benchmark" to identify any securities that may contain more than a minimal risk of payment default. Based on this review all obligations of state and political subdivision held within the portfolio at June 30, 2020 either met or exceeded the Portfolio Credit Benchmark and there were no such securities that required further review. The next third party review is scheduled for December 31, 2020.  We also monitor municipal securities monthly in the Municipal Surveillance Report.

The following table presents the maturities of available-for-sale debt securities, based on carrying value at September 30, 2020 and the weighted-average yields of such securities calculated on the basis of the amortized cost and effective yields weighted for the scheduled maturity of each security. The yields on tax-exempt obligations of state and political subdivisions are presented on a tax-equivalent basis using the federal corporate income tax rate of 21.0%. Because residential, commercial and private collateralized mortgage obligations, mortgage-backed securities and asset-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following summary.

Maturity Distribution of the Investment Portfolio

	September 30, 2020
(dollars in thousands)	< 1 Year	>1 - 5 Years	6 - 10 Years	Over 10 Years	Collateralized Mortgage Obligations, Mortgage-Backed and Asset-Backed Securities	Total
Available-for-sale debt securities:
Obligations of state and political subdivisions	$4,573	$60,632	$25,604	$101,154	$-	$191,963
Yield	2.31%	2.95%	2.95%	2.92%		2.92%
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	-	-	-	-	54,494	54,494
Yield					2.88%	2.88%
Collateralized mortgage obligations - commercial	-	-	-	-	2,198	2,198
Yield					2.81%	2.81%
Mortgage-backed securities	-	-	-	-	11,123	11,123
Yield					3.54%	3.54%
Private collateralized mortgage obligations	-	-	-	-	32,729	32,729
Yield					2.63%	2.63%
Corporate debt securities	-	-	19,000	-	-	19,000
Yield			5.44%			5.44%
Asset-backed securities	-	-	-	-	9,892	9,892
Yield					1.47%	1.47%
Negotiable certificates of deposit	-	-	-	-	-	-
Yield
Total available-for-sale debt securities	$4,573	$60,632	$44,604	$101,154	$110,436	$321,399
Weighted average yield	2.31%	2.95%	4.01%	2.92%	2.75%	3.01%

OTTI Evaluation

There was no OTTI recognized during the nine months ended September 30, 2020 or 2019. For additional information regarding management’s evaluation of securities for OTTI, see Note 3, “Securities/Subsequent Event” of the notes to consolidated financial statements included in Item 1 hereof.

The following table presents the investment in FNCB’s restricted securities, which have limited marketability and are carried at cost, at September 30, 2020 and December 31, 2019:

	September 30,	December 31,
(in thousands)	2020	2019
Stock in Federal Home Loan Bank of Pittsburgh	$1,781	$3,794
Stock in Atlantic Community Banker's Bank	10	10
Total restricted securities, at cost	$1,791	$3,804

Management noted no indicators of impairment for the Federal Home Loan Bank of Pittsburgh or Atlantic Community Banker’s Bank stock at September 30, 2020 and December 31, 2019.

Equity Securities and Equity Securities without Readily Determinable Fair Values

At December 31, 2019, FNCB owned 201,000 shares of the common stock of a privately held bank holding company. The common stock was purchased during 2017 for $8.25 per share, or $1.7 million in aggregate, as part of a private placement pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended for offerings not involving any public offering. Because the common stock of this bank holding company was not traded on any established market, FNCB accounted for this transaction as an equity security without a readily determinable fair value. Under GAAP, an equity security without a readily determinable fair value shall be carried at cost and written down to fair value if a qualitative assessment indicates that the investment is impaired and the fair value is less than its carrying value. The $1.7 million investment was included in other assets at December 31, 2019.

On December 18, 2019, this privately held bank holding company entered into an Agreement and Plan Merger (“Merger Agreement”) with a publicly traded bank holding company. The Merger Agreement provided for the privately held bank holding company to merge with and into the publicly traded bank holding company, the company surviving the merger (“surviving company”). The surviving company’s common stock trades on Nasdaq. The acquisition was completed on July 1, 2020 with FNCB receiving $1.2 million in cash for 74,113 of its shares with the remaining 122,178 shares converted into 78,822 shares of the surviving company’s common stock that had a fair value of $19.90 per share on July 1, 2020 or $1.6 million in aggregate. FNCB realized a gain of $1.1 million on the completion of this acquisition.

On September 15, 2020, FNCB purchased 20,000 shares of fixed-rate non-cumulative perpetual preferred stock of another publicly traded bank holding company pursuant to an underwritten public offering at an offering price of $25.00 per share or $500 thousand in aggregate. The preferred stock pays a quarterly dividend at a rate of 7.50%.

FNCB considers its investments in common and preferred shares of the bank holding companies discussed above to be equity securities with readily determinable fair values and therefore reports these securities at fair value on the consolidated statements of financial condition with unrealized gains and losses recognized in non-interest income in the consolidated statements of income. At September 30, 2020, the common shares had a fair value of $1.3 million, resulting in an unrealized loss of $288 thousand included in non-interest income for the three and nine months ended September 30, 2020. FNCB’s investment in the preferred stock had a fair value of $503 thousand at September 30, 2020, resulting in an unrealized gain of $3 thousand included in non-interest income for three and nine months ended September 30, 2020.

Also included in equity securities at September 30, 2020 and December 31, 2019, was a $1.0 million investment in a mutual fund comprised of 1-4 family residential mortgage-backed securities collateralized by properties within FNCB’s market area. The fair value of this mutual fund was $936 thousand at September 30, 2020 and $920 thousand at December 31, 2019.

Loans

Total loans, gross, increased $137.0 million, or 16.6%, to $963.3 million at September 30, 2020 from $826.3 million at December 31, 2019, which was predominantly due to the origination and funding of $118.6 million in PPP loans. Excluding PPP loans, FNCB saw modest growth in loans within the commercial sector, loans to state and political subdivisions and residential real estate loans. The increases in these major loan categories was partially offset by a reduction in consumer loans. Historically, commercial lending activities represented a significant portion of FNCB’s loan portfolio. Excluding PPP loans, commercial loans including commercial and industrial loans, commercial real estate loans and construction, land acquisition and development loans, as a percentage of total loans, gross, increased to 60.9% at September 30, 2020 from 57.3% at December 31, 2019.

From a collateral standpoint, a majority of FNCB’s loan portfolio consists of loans secured by real estate. Real estate secured loans, which include commercial real estate, construction, land acquisition and development, residential real estate loans and home equity lines of credit (“HELOCs”), increased $24.8 million, or 4.8%, to $538.5 million at September 30, 2020 from $513.7 million at December 31, 2019. The increase was concentrated in commercial real estate loans. Real estate secured loans represented 55.9% and 62.2% of total loans at September 30, 2020 and December 31, 2019, respectively.

Commercial real estate loans increased $17.9 million, or 6.4%, to $296.3 million at September 30, 2020 from $278.4 million at December 31, 2019. Commercial real estate loans include long-term commercial mortgage financing and are primarily secured by first or second lien mortgages. Commercial and industrial loans, which consist primarily of equipment loans, working capital financing, revolving lines of credit and loans secured by cash and marketable securities and PPP loans,increased $138.1 million, or 93.6%, to $285.7 million at September 30, 2020 from $147.6 million at December 31, 2019. Excluding PPP loans, commercial and industrial loans increased $19.5 million, or 13.2%. Construction, land acquisition and development loans increased $3.4 million, or 7.2%, to $50.9 million at September 30, 2020 from $47.5 million at December 31, 2019.

Residential real estate loans totaled $174.0 million at September 30, 2020, an increase of $3.3 million, or 1.9%, from $170.7 million at December 31, 2019. The components of residential real estate loans include fixed-rate and variable-rate, amortizing mortgage loans. HELOCs are not included in this category but are included in consumer loans. FNCB primarily underwrites fixed-rate residential mortgage loans for sale in the secondary market to reduce interest rate risk and provide funding for additional loans. Additionally, FNCB offers its proprietary “WOW” mortgage product, which is a non-saleable mortgage with maturity terms of 7.5 to 19.5 years that provides customers with an attractive fixed interest rate, low closing costs and a guaranteed 30-day close.

Consumer loans, which are primarily comprised of indirect automobile loans and HELOCs, decreased by $27.6 million, or 20.0%, to $110.6 million at September 30, 2020 from $138.2 million at December 31, 2019. The majority of this decrease was concentrated within the indirect auto loan portfolio, as FNCB did not aggressively compete for these loans. Loans to state and political subdivisions increased $1.9 million, or 4.3%, to $45.8 million at September 30, 2020 from $43.9 million at December 31, 2019.

The following table presents loans receivable, net by major category at September 30, 2020 and December 31, 2019:

Loan Portfolio Detail

	September 30,	December 31,
(in thousands)	2020	2019
Residential real estate	$174,020	$170,723
Commercial real estate	296,281	278,379
Construction, land acquisition and development	50,934	47,484
Commercial and industrial	285,693	147,623
Consumer	110,636	138,239
State and political subdivisions	45,738	43,908
Total loans, gross	963,302	826,356
Unearned income	(118)	(69)
Net deferred loan costs	(2,955)	2,192
Allowance for loan and lease losses	(12,269)	(8,950)
Loans, net	$947,960	$819,529

Under industry regulations, a concentration is considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. Typically, industry guidelines require disclosure of concentrations of loans exceeding 10.0% of total loans outstanding. FNCB had no such concentrations at September 30, 2020 or December 31, 2019. In addition to industry guidelines, FNCB’s internal policy considers a concentration to exist in its loan portfolio if an aggregate loan balance outstanding to borrowers within a specific industry exceeds 25.0% of capital. However, management regularly reviews loans by all industry categories to determine if a potential concentration exists.

The following table presents industry concentrations within FNCB’s loan portfolio at September 30, 2020 and December 31, 2019:

Loan Concentrations

	September 30, 2020		December 31, 2019
(in thousands)	Amount	% of Gross Loans	Amount	% of Gross Loans
1-4 family residential investment properties	$53,757	5.58%	$38,122	4.61%
Retail space/shopping centers	45,214	4.69%	43,865	5.31%

As the fallout of the COVID-19 pandemic continues to impact the national, regional and local economies, management continues to proactively monitor the loan portfolio to identify potential weaknesses that may develop.  Management has identified and is continually monitoring exposures to borrowers and industries that may be impacted more immediately and acutely than others. Of particular concern are credit exposures to businesses within the hospitality industry including hotels and motels, full and limited-service restaurants and drinking establishments, among others. In many instances, management has directly reached out to specific borrowers to provide guidance and assistance as appropriate. At September 30, 2020, FNCB had an aggregate exposure of $15.5 million in outstanding loan balances to borrowers in the hotel industry and $23.6 million in outstanding loans to borrowers of full-service, limited-service and other establishments serving alcoholic and non-alcoholic beverages and snacks. On a portfolio level, management continues to monitor aggregate exposures to these highly sensitive segments, among others, for changes in asset quality and payment performance, and even liquidity levels. During the three months ended September 30, 2020, management provided a modification under the Cares Act to a significant commercial loan relationship involving three commercial real estate loans totaling $5.1 million that is secured by a hotel in FNCB's market area. At September 30, 2020 the loans were current and performing under the terms of the modification agreement. Management applied the provisions of the Cares Act and does not consider this modification to be a TDR as the three loans were current as of December 31, 2019 and the borrower's business was directly impacted adversely by the COVID-19 pandemic. Management is closely monitoring this relationship and will appropriately address any changes in the borrower's status. Additionally, management is monitoring unfunded commitments such as lines of credit and overdraft protection to determine liquidity and funding issues that may arise with FNCB's customers.

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

Under FNCB’s risk rating system, loans that are rated pass, special mention, substandard, doubtful, or loss are reviewed regularly as part of the risk management practices. The Credit Risk Management Committee, which consists of key members of management fromfinance, legal, lending and credit administration, meet monthly or more often as necessary to review individual problem credits and workout strategies and provides monthly reports to the Board of Directors.

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

The following table presents information about non-performing assets and accruing TDRs at September 30, 2020 and December 31, 2019:

Non-performing Assets and Accruing TDRs

	September 30,	December 31,
(dollars in thousands)	2020	2019
Non-accrual loans	$6,176	$9,084
Loans past due 90 days or more and still accruing	-	-
Total non-performing loans	6,176	9,084
Other real estate owned	58	289
Other non-performing assets	1,900	1,900
Total non-performing assets	$8,134	$11,273

Accruing TDRs	$7,216	$7,745
Non-performing loans as a percentage of gross loans	0.64%	1.10%

Total non-performing assets decreased $3.2 million, or 27.8%, to $8.1 million at September 30, 2020 from $11.3 million at December 31, 2019. The improvement was attributable to a decrease in non-accrual loans, primarily reflecting the return of two large commercial loan relationships to accrual status, coupled with a decrease in OREO. FNCB’s ratio of non-performing loans to total gross loans decreased to 0.64% at September 30, 2020 from 1.10% at December 31, 2019. FNCB’s ratio of non-performing assets as a percentage of shareholders’ equity improved to 5.4% at September 30, 2020 from 8.4% at December 31, 2019, due primarily to an increase in FNCB's capital position, coupled with the reduction in non-performing assets.

Other non-performing assets at September 30, 2020 and December 31, 2019 was comprised solely of a classified account receivable secured by an evergreen letter of credit in the amount of $1.9 million, received in 2011 as part of a settlement agreement for a large construction, land acquisition and development loan for a residential development project in the Pocono region of Monroe County, Pennsylvania. The agreement provides for payment to FNCB as real estate building lots are sold. The project was stalled due to a decline in real estate values in this area following the financial crisis of 2008. In 2019, economic development in this market area started to improve and management had confirmed that the developer for this project had resumed construction activity, including the completion of substantial infrastructure, and had increased marketing and sales initiatives related to the project. As of September 30, 2020, no single-unit lots have been sold, however, the construction of a seven-unit building is nearing completion and general business activity appears to be increasing.  Management continues to monitor this project closely and is in regular contact with the Developer.  However, uncertainty and economic volatility associated with the COVID-19 pandemic are unknown and could negatively impact the timing of sales and payments.

While credit quality metrics of FNCB's loan portfolio improved comparing September 30, 2020 and December 31, 2019, management believes the COVID-19 pandemic may have an adverse effect on asset quality during the remainder of 2020 and beyond. Prolonged disruption to FNCB's customers could result in increased loan delinquencies, defaults and collateral devaluations. Management actively manages problem credits through workout efforts focused on developing strategies to resolve borrower difficulties through liquidation of collateral and other appropriate means. Additionally, management continues to monitor non-accrual loans, delinquency trends and economic conditions within FNCB’s market area on an on-going basis in order to proactively address any collection-related issues and mitigate any potential losses.

There were no loans modified as TDRs during the three months ended September 30, 2020. Loans modified as TDRs for the nine months ended September 30, 2020 included three commercial and industrial loans and one residential mortgage loan. The three commercial and industrial loans were modified under forbearance agreements with an aggregate pre- and post-modification recorded investment of $196 thousand. The modification of the residential mortgage loan involved an extension of terms and the loan had a pre- and post-modification recorded investment of $88 thousand.

During the three months ended September 30, 2019, there were three residential mortgage loans modified as TDRs. The modifications involved either forbearance or capitalization of taxes and had pre- and post-modification recorded investments that totaled $250 thousand and $261 thousand respectively. For the nine months ended September 30, 2019, TDRs also included one residential mortgage loan for which the terms were extended. This TDR had a pre- and post-modification balance of $24 thousand.

During the three and nine months ended September 30, 2020, there were no loans modified as a TDR within the previous 12 months that subsequently defaulted, defined as 90 days or more past due. There were no loans that were modified as a TDR within the previous 12 months that subsequently defaulted during the three months ended September 30, 2019. For the nine months ended September 30, 2019, subsequent defaults of TDRs modified within the previous 12 months included one consumer loan with a recorded investment of $103 thousand.

Modifications Related to COVID-19

In late March 2020, the federal banking regulators issued guidance and are encouraging banks to work prudently with, and provide short-term payment accommodations to, borrowers affected by COVID-19. Additionally, Section 4013 of the CARES Act addressed COVID-19-related modifications and specified that such modifications made on loans that were current as of December 31, 2019 do not need to be classified as TDRs. FNCB had applied this guidance and made 916 such modifications, with 860 loans having an aggregate recorded investment of $173.6 million outstanding at September 30, 2020. These initial modifications provided borrowers with a short-term, typically three months, interest-only period or full payment deferral. Of the 860 loans, 71 loans with an aggregate recorded investment of $21.4 million were provided a second deferral. As of September 30, 2020, there were 16 loans with an aggregate recorded investment of $8.0 million, or 0.83% of total loans, that were still under deferral. Included in loans still under deferral was a modification provided to a significant commercial loan relationship involving three commercial real estate loans totaling $5.1 million that are secured by a hotel in FNCB's market area. At September 30, 2020 the loans were current and performing under the terms of the modification agreement. In applying the provisions of the CARES Act, management does not consider this modification to be a TDR as the three loans were current as of December 31, 2019 and the borrower's business was directly impacted adversely by the COVID-19 pandemic. Management is closely monitoring this relationship, as well as all loans for which modifications under the CARES Act have been granted, and will appropriately address any changes in the status of any of the borrowers. Additionally, management will continue to follow regulatory guidance when working with borrowers who have been impacted by COVID-19 and apply the CARES Act guidance in making any TDR determinations.

The following table presents information about COVID-19 related loan modifications by major loan category as of September 30, 2020.

	As of September 30, 2020
	Total Loans Modified			Total Number of Loans Still Under Deferral
(in thousands)	Number of Loans	Recorded Investment	% of Loan Category	Number of Loans	Recorded Investment	% of Loan Category
COVID-19 related loan modifications:
Residential real estate	201	$18,951	10.89%	2	$54	0.03%
Commercial real estate	159	113,245	38.22%	7	7,860	2.65%
Construction, land acquisition and development	12	11,340	22.26%	-	-	-
Commercial and industrial	101	22,748	7.96%	-	-	-
Consumer	387	7,283	6.58%	7	107	0.10%
State and political subdivision	-	-	-	-	-	-
Total	860	$173,567	18.02%	16	8,021	0.83%

The following table presents the changes in non-performing loans for the three and nine months ended September 30, 2020 and 2019. Loan foreclosures represent recorded investment at time of foreclosure not including the effect of any guarantees. There were no loans foreclosed upon during the three and nine months ended September 30, 2020 and 2019.

Changes in Non-Performing Loans

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Balance, beginning of period	$6,740	$5,302	$9,084	$4,696
Loans newly placed on non-accrual	329	1,707	1,765	4,801
Loans returned to performing status	(4)	-	(1,573)	(27)
Loan foreclosures	-	-	-	-
Loans charged-off	(567)	(411)	(1,191)	(1,978)
Loan payments received	(322)	(479)	(1,909)	(1,373)
Balance, end of period	$6,176	$6,119	$6,176	$6,119

The average balance of impaired loans was $12.8 million and $14.3 million, respectively, for the three and nine months ended September 30, 2020 and 2019, compared to $12.3 million and $12.6 million, respectively, for the  three and nine months ended September 30, 2019. FNCB recognized $83 thousand and $272 thousand of interest income on impaired loans for the three and nine months ended September 30, 2020, respectively and $97 thousand and $302 thousand for the respective periods of 2019.

The additional interest income that would have been earned on non-accrual and restructured loans had the loans been performing in accordance with their original terms for the three and nine months ended September 30, 2020 approximated $76 thousand and $282 thousand, respectively and $90 thousand and $267 thousand for the respective periods of 2019.

The following table presents accruing loan delinquencies and non-accrual loans as a percentage of gross loans at September 30, 2020 and December 31, 2019:

Loan Delinquencies and Non-Accrual Loans

	September 30,	December 31,
	2020	2019
Accruing:
30-59 days	0.14%	0.26%
60-89 days	0.03%	0.10%
90+ days	0.00%	0.00%
Non-accrual	0.64%	1.10%
Total delinquencies	0.81%	1.46%

Total delinquencies as a percent of gross loans were 0.81% at September 30, 2020 compared to 1.46% at December 31, 2019. The decrease in total delinquent loans was primarily due to a decrease in non-accrual loans of $2.9 million, coupled with a $0.6 million decrease in accruing loans past due 60-89 days.

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

The ALLL equaled $12.3 million, or 1.28% of total loans at September 30, 2020, an increase of $3.3 million, or 37.1%, from $8.9 million at December 31, 2019. The increase resulted from $2.0 million in provisions for loan and lease losses for the nine months ended September 30, 2020, offset by $1.3 million in net recoveries for the same time period. The increase in the ALLL was primarily related to economic disruption and uncertainty caused by the COVID-19 pandemic. Management adjusted the qualitative factors for the potential effect of economic and employment uncertainty and disruption due to the global pandemic into its evaluation.

The ALLL consists of both specific and general components. The component of the ALLL that is related to impaired loans that are individually evaluated for impairment, the guidance for which is provided by ASC 310 “Impairment of a Loan” (“ASC 310”), was $409 thousand, or 3.3%, of the total ALLL at September 30, 2020, compared to $473 thousand, or 5.3%, of the total ALLL at December 31, 2019. A general allocation of $11.9 million was calculated for loans analyzed collectively under ASC 450 “Contingencies” (“ASC 450”), which represented 96.7% of the total ALLL of $12.3 million. Comparatively, at December 31, 2019, the general allocation for loans collectively analyzed for impairment amounted to $8.5 million, or 94.7%, of the total ALLL. Included in the general component of the ALLL at September 30, 2020 was an unallocated reserve of $1.1 million, compared to $426 thousand at December 31, 2019. The increase in the unallocated reserve was directly related to the increase in credit provisioning due to the economic disruption caused by the COVID-19 pandemic. Based on its evaluations, management may establish an unallocated component to cover any inherent losses that exist as of the evaluation date, but which may not have been identified under the methodology. The ratio of the ALLL to total loans increased to 1.28% of total loans, net of net deferred loan origination fees and unearned income, of $960.2 million at September 30, 2020 from 1.08% of total loans, net of net deferred loan costs and unearned income, of $828.5 million at December 31, 2019. Excluding PPP loans, the ALLL as a percentage of gross loans equaled 1.45% at September 30, 2020.

The following table presents an allocation of the ALLL by major loan category and percent of loans in each category to total loans at September 30, 2020 and December 31, 2019:

Allocation of the ALLL

	September 30, 2020		December 31, 2019
		Percentage		Percentage
		of Loans		of Loans
		in Each		in Each
		Category		Category
	Allowance	to Total	Allowance	to Total
(dollars in thousands)	Amount	Loans	Amount	Loans
Residential real estate	$1,547	18.06%	$1,147	20.66%
Commercial real estate	4,814	30.75%	3,198	33.69%
Construction, land acquisition and development	413	5.29%	271	5.75%
Commercial and industrial	2,354	29.66%	1,997	17.86%
Consumer	1,649	11.49%	1,658	16.73%
State and political subdivision	377	4.75%	253	5.31%
Unallocated	1,115	0.00%	426	0.00%
Total	$12,269	100.00%	$8,950	100.00%

The following table presents an analysis of the ALLL by loan category for the three and nine months ended September 30, 2020 and 2019:

Reconciliation of the ALLL

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(dollars in thousands)	2020	2019	2020	2019
Balance at beginning of period	$11,024	$8,945	$8,950	$9,519
Charge-offs:
Residential real estate	-	-	-	27
Commercial real estate	280	-	336	-
Construction, land acquisition and development	-	-	-	18
Commercial and industrial	81	216	208	976
Consumer	221	201	683	973
State and political subdivisions	-	-	-	-
Total charge-offs	582	417	1,227	1,994
Recoveries of charged-off loans:
Residential real estate	3	1	42	7
Commercial real estate	845	-	846	14
Construction, land acquisition and development	-	1	-	82
Commercial and industrial	726	58	1,210	265
Consumer	179	90	392	592
State and political subdivisions	-	-	-	-
Total recoveries	1,753	150	2,490	960
Net (recoveries) charge-offs	(1,171)	267	(1,263)	1,034
Provision for loan and lease losses	74	637	2,056	830
Balance at end of period	$12,269	$9,315	$12,269	$9,315

Net charge-offs as a percentage of average loans	(0.12)%	0.03%	(0.14)%	0.13%

Allowance for loan and lease losses as a percentage of gross loans outstanding at period end	1.28%	1.11%	1.28%	1.11%
Allowance for loan and lease losses as a percentage of gross loans outstanding at period end, excluding PPP Loans	1.45%	-	1.45%	-

Other Real Estate Owned

There was one piece of commercial land with a carrying value of $58 thousand held in OREO at September 30, 2020. There were two properties with an aggregate carrying value of $289 thousand at December 31, 2019, including the piece of commercial land and a single family residential real estate property with carrying values of $85 thousand and $204 thousand, respectively. FNCB recorded a valuation adjustment to the carrying value of the piece of commercial land of $27 thousand during the nine months ended September 30, 2020. The residential real estate property, which was the collateral supporting an investor-owned residential mortgage loan, was sold during the nine months ended September 30, 2020. The agreement with the investor requires FNCB to take title to the property upon foreclosure and liquidate the property on behalf of the investor after foreclosure. FNCB did not realize any gain or loss upon the sale. There were no properties foreclosed upon during the nine months ended September 30, 2020.

At September 30, 2019, OREO consisted of four properties with an aggregate value of $412 thousand. There were two properties with an aggregate fair value less cost to sell of $256 thousand that were foreclosed upon during the nine months ended September 30, 2019.  The properties foreclosed upon were the collateral supporting investor-owned residential mortgage loans. There were four OREO properties, with an aggregate carrying value of $749 thousand, sold during the nine months ended September 30, 2019.  FNCB realized net gains of $20 thousand upon the sales, which was included in non-interest income for the nine months ended September 30, 2019.

The expenses related to maintaining OREO, not including adjustments to property values subsequent to foreclosure, and net of any income from operation of the properties, amounted to $65 thousand and $155 thousand for the three and nine months ended September 30, 2020,  respectively, and $62 thousand and $127 thousand for the respective periods of 2019.

FNCB actively markets OREO properties for sale through a variety of channels including internal marketing and the use of outside brokers/realtors. The carrying value of OREO is generally calculated at an amount not greater than 90% of the most recent fair market appraised value unless specific conditions warrant an exception. A 10% factor is generally used to estimate costs to sell, which is based on typical cost factors, such as 6% broker commission, 1% transfer taxes, and 3% various other miscellaneous costs associated with the sales process. This fair value is updated on an annual basis or more frequently if new valuation information is available. Deterioration in the real estate market could result in additional losses on these properties. As mentioned above, FNCB recorded valuation adjustments to the carrying value of the property held in OREO of $27 thousand for the three and nine months ended September 30, 2020. There were no valuation adjustments recorded to the carrying value of OREO properties during the three and nine months ended September 30, 2019.

Liabilities

Total liabilities, which consist primarily of total deposits and borrowed funds, were $1.293 billion at September 30, 2020, an increase of $223.2 million, or 20.9%, from $1.070 billion at December 31, 2019. The increase primarily reflected strong deposit growth experienced during 2020. Changing customer deposit preferences and higher balances due to the reduction in consumer and business spending due to uncertainty related to the COVID-19 pandemic, coupled with cyclical deposit trends of public funds, were the the primary factors contributing to an increase in total deposits of $270.5 million, or 27.0%, to $1.272 billion at September 30, 2020 from $1.002 billion at December 31, 2019. FNCB experienced strong demand for both non-interest-bearing and interest-bearing deposits. Non-interest-bearing demand deposits increased $94.6 million, or 52.7%, to $274.1 million at September 30, 2020 from $179.5 million at December 31, 2019, while interest-bearing deposits increased $175.9 million, or 21.4%, to $998.1 million at September 30, 2020 from $822.2 million at December 31, 2019. Interest-bearing demand deposits increased $158.3 million, or 29.6%, to $693.0 million at September 30, 2020 from $534.7 million at December 31, 2019, while savings deposits increased $13.4 million, or 14.1%, to $107.9 million at September 30, 2020 from $94.5 million at December 31, 2019. Total time deposits increased $4.1 million, or 2.1%, to $197.2 million at September 30, 2020 from $193.0 million at December 31, 2019 primarily due to an increase in brokered certificates of deposit of $20.0 million, partially offset by maturing certificates of deposit that were primarily redirected into non-maturity interest-bearing deposits. As a result of strong increase in deposits, FNCB was able to reduce its reliance on borrowed funds as a source of liquidity. Specifically, FNCB prepaid two higher-costing term advances during the three months ended September 30, 2020.  Additionally, FNCB prepaid a $36 million advance through the Federal Reserve Discount Window under the PPPLF during the three months ended September 30, 2020. There were no Discount Window advances or any FHLB of Pittsburgh overnight or term advances outstanding at September 30, 2020. Total borrowed funds decreased $46.9 million, or 82.0%, to $10.3 million at September 30, 2020 from $57.2 million at December 31, 2019. Management regularly monitors wholesale funding sources taking into consideration the cost of funds, diversification between funding sources and asset/liability management strategies. FNCB utilizes brokered deposits, including one-way purchases through the Promontory Interfinancial Network, deposits acquired through a national listing service, as well as overnight and term advances through the FHLB of Pittsburgh as wholesale sources of funds to supplement its deposit gathering initiatives.

Equity

Total shareholders’ equity increased $16.4 million, or 12.3%, to $150.0 million at September 30, 2020 from $133.6 million at December 31, 2019. The improvement in capital resulted primarily from net income for the nine months ended September 30, 2020 of $10.2 million and a $9.1 million increase in accumulated other comprehensive income related primarily to appreciation in the fair value of available-for-sale debt securities, net of deferred taxes. These improvements were partially offset by dividends declared and paid for the nine months ended September 30, 2020 of $3.3 million. FNCB's tangible book value per common share improved $0.79, or 12.0%, to $7.41 at September 30, 2020, compared to $6.62 per share at December 31, 2019.

The Bank's total regulatory capital increased $19.1 million to $152.5 million at September 30, 2020 from $133.4 million at December 31, 2019. The Bank's total risk-based capital and Tier 1 leverage ratios were 16.09% and 10.17%, respectively at September 30, 2020 compared to 14.77% and 10.36%, respectively, at December 31, 2019. The Bank's risk-based capital ratios exceeded the minimum regulatory capital ratios required for well capitalized under prompt corrective action regulations. Based on the most recent notification from its primary regulator, the Bank was considered well capitalized at September 30, 2020 and December 31, 2019. There were no conditions or events since that notification that management believes would have changed this capital designation.

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

The statements of cash flows present the change in cash and cash equivalents from operating, investing and financing activities. Cash and due from banks and interest-bearing deposits in other banks, which comprise cash and cash equivalents, are FNCB’s most liquid assets. At September 30, 2020, cash and cash equivalents totaled $105.0 million, an increase of $70.4 million compared to $34.6 million at December 31, 2019. For the nine months ended September 30, 2020 net cash provided by operating and financing activities were partially offset by net cash used in investing activities during that same time frame. Operating activities, net of reconciling adjustments for the nine months ended September 30, 2020 provided net cash of $15.1 million. Financing activities provided $220.3 million in net cash flow for the nine months ended September 30, 2020, which resulted primarily from the net increase in deposits of $270.5 million. Partially offsetting these net cash inflows, was $165.0 million in net cash used by FNCB's investing activities for the nine months ended September 30, 2020, which resulted primarily from the cash used of $130.8 million for new loan funding, coupled with the purchases of available-for-sale securities of $113.2 million. These investing cash outflows were partially offset by cash received from sales, maturities, calls and repayments of available-for-sale debt securities totaling $77.2 million.

Management believes the COVID-19 pandemic could pose potential stresses on liquidity management. FNCB could experience an increase in the utilization of existing lines of credit as customers manage their own liquidity needs during this time of economic uncertainty. Management believes FNCB's current liquidity position and available sources of liquidity were sufficient to meet its cash flow needs and fulfill its obligations at September 30, 2020. In addition to cash and cash equivalents of $105.0 million at September 30, 2020, FNCB had ample sources of additional liquidity including approximately $350.9 million in available borrowing capacity from the FHLB of Pittsburgh, and available borrowing capacity through the Federal Reserve Discount Window of $82.4 million under the PPPLF and $17.3 million under the borrower-in-custody program. FNCB also has available unsecured federal funds lines of credit totaling $40.0 million at September 30, 2020.

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

While ALCO regularly performs a wide variety of simulations under various strategic balance sheet and treasury yield curve scenarios, the following results reflect FNCB’s sensitivity over the subsequent twelve months based on the following assumptions:

●	asset and liability levels using September 30, 2020 as a starting point;
●	cash flows are based on contractual maturity and amortization schedules with applicable prepayments derived from internal historical data and external sources; and
●	cash flows are reinvested into similar instruments so as to keep interest-earning asset and interest-bearing liability levels constant.

The following table illustrates the simulated impact of parallel and instantaneous interest rate shocks of +400 basis points, +200 basis points, and -100 basis points on net interest income and the change in economic value over a one-year time horizon from the September 30, 2020 levels:

	Rates +200		Rates +400		Rates -100
	Simulation Results	Policy Limit	Simulation Results	Policy Limit	Simulation Results	Policy Limit
Earnings at risk:
Percent change in net interest income	(1.8)%	(12.5)%	(1.1)%	(20.0)%	2.1%	(10.0)%

Economic value at risk:
Percent change in economic value of equity	10.5%	(20.0)%	17.0%	(35.0)%	(28.3)%	(10.0)%

Model results at September 30, 2020 indicated that FNCB was liability sensitive and had minor exposure to rising rates in the near term moving to an asset sensitive position within approximately twelve months and then continuing in an asset-sensitive position for the remaining periods of the model. The liability rate sensitive position shortened as compared to model results at March 31, 2020, which indicated a shift to an asset sensitive position in months 13 through 15 of the model. Model results at September 30, 2020 indicated that FNCB’s net interest income is expected to decrease 1.8% under a +200-basis point interest rate shock. Additionally, model results indicated that FNCB's economic value of equity is expected toincrease 10.5%under a parallel shift in interest rates of +200 basis points. Under a -100-basis point interest rate shock, model results indicated that FNCB's net interest income would increase 2.1%, while the economic value of equity would decrease 28.3%, respectively. Management does not believe that the modeled decrease in the economic value of equity, which exceeds the current policy limit of 10.0%, poses any undue interest rate risk at September 30, 2020. Comparatively, model results at June 30, 2020 exhibited similar results and indicated net interest income would be expected to decrease 1.6% and economic value of equity would be expected to increase 11.0% given a +200-basis point rate shock. Conversely, given a -100 basis point rate shock at June 30, 2020, net interest income would be expected to increase 3.4% and the economic value of equity would decrease 32.2%.

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

As previously mentioned, as part of its ongoing monitoring, ALCO requires quarterly back testing of modeling results, which involves after-the-fact comparisons of projections with FNCB’s actual performance to measure the validity of assumptions used in the modeling techniques. As part of its quarterly review, management compared tax-equivalent net interest income recorded for the three months ended September 30, 2020 with tax-equivalent net interest income that was projected for the same three-month period. There was a negative variance between actual and projected tax-equivalent net interest income for the three-month period ended September 30, 2020 of approximately $1.1 million, or 12.6%. The variance primarily reflected a difference in the assumption for the volume and timing of the forgiveness of PPP loans used in the model with that actually experienced. The June 30, 2020 simulation assumed approximately 75.0% of PPP loans would be forgiven and paid off within six months, and the proceeds used to repay borrowings with the remainder re-invested into higher-yielding assets. As of September 30, 2020, there were no PPP loans that were forgiven and paid off.  ALCO performs a detailed rate/volume analysis between actual and projected results in order to continue to improve the accuracy of its simulation models.

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

For the three and nine months ended September 30, 2020, FNCB did not engage in any off-balance sheet transactions that would have or would be reasonably likely to have a material effect on its consolidated financial condition.

Item 3 — Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in FNCB’s exposure to market risk during the nine months ended September 30, 2020.  For discussion of FNCB’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in FNCB’s Form 10-K for the year ended December 31, 2019.

Item 4 — Controls and Procedures

FNCB’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of FNCB’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, FNCB’s Chief Executive Officer and Chief Financial Officer concluded FNCB’s disclosure controls and procedures were effective as of September 30, 2020.

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

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3 - Defaults upon Senior Securities.

None.

Item 4 — Mine Safety Disclosures.

Not applicable.

Item 5 - Other Information.

None.

Item 6 — Exhibits.

The following exhibits are filed or furnished herewith or incorporated by reference.

EXHIBIT 3.1	Amended and Restated Articles of Incorporation of FNCB Bancorp, Inc. dated May 19, 2010 - filed as Exhibit 3.1 to FNCB's Current Report on Form 8-K on May 19, 2010, is hereby incorporated by reference.

EXHIBIT 3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation dated October 4, 2016 - filed as Exhibit 3.1 to FNCB's Current Report on Form 8-K on October 4, 2016, is hereby incorporated by reference.

EXHIBIT 3.3	Amended and Restated Bylaws of FNCB Bancorp, Inc. as of March 25, 2020 - filed as Exhibit 3.1 to FNCB's Form 10-Q for the quarter ended March 31, 2020, as filed on May 4, 2020, is hereby incorporated by reference.

EXHIBIT 31.1*	Certification of Chief Executive Officer

EXHIBIT 31.2*	Certification of Chief Financial Officer

EXHIBIT 32.1**	Section 1350 Certification —Chief Executive Officer and Chief Financial Officer

EXHIBIT 101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

EXHIBIT 101.SCH	INLINE XBRL TAXONOMY EXTENSION SCHEMA

EXHIBIT 101.CAL	INLINE XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EXHIBIT 101.DEF	INLINE XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EXHIBIT 101.LAB	INLINE XBRL TAXONOMY EXTENSION LABEL LINKBASE

EXHIBIT 101.PRE	INLINE XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

EXHIBIT 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant:  FNCB BANCORP, INC.

Date: November 2, 2020	By:	/s/ Gerard A. Champi
Gerard A. Champi
President and Chief Executive Officer

Date: November 2, 2020	By:	/s/ James M. Bone, Jr.
James M. Bone, Jr., CPA
Executive Vice President and Chief Financial Officer
Principal Financial Officer

Date: November 2, 2020	By:	/s/ Stephanie A. Westington
Stephanie A. Westington, CPA
Senior Vice President and Controller
Principal Accounting Officer