Form 10-K
period 2020-12-31
FNCB Bancorp, Inc.
filed 2021-03-12
CIK 1035976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its interest control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock of the registrant, held by non-affiliates was $97,621,290 at June 30, 2020.

State the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 20,238,120 shares of common stock as of March 12, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Items 10, 11, 12, 13 and 14 is incorporated by reference into Part III hereof from portions of the Proxy Statement for the registrant’s 2021 Annual Meeting of Shareholders.

Contents

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

●	FNCB’s risk management framework may not be effective in mitigating risks or losses to it;
●	FNCB is subject to interest rate risk, which could adversely affect its profitability;
●	changes in interest rates could reduce income, cash flows and asset values;
●	Uncertainty relating to the expected phase-out of the London Interbank Offered Rate ("LIBOR") may adversely affect FNCB;
●	FNCB may not be able to successfully compete with others for business;
●	changes in either FNCB's financial condition or in the general banking industry could result in a loss of depositor confidence;
●	FNCB may not be able to retain or grow its core deposit base, which could adversely impact its funding costs;
●	FNCB is a bank holding company and depends on dividends for its subsidiary, FNCB Bank, to operate.
●

if FNCB loses access to wholesale funding sources, it may not be able to meet the cash flow requirements of its deposits, creditors, and borrowers, or have the operating cash needed to fund corporate expansion and other corporate activities;

●	interruptions or security breaches of FNCB's information systems could negatively affect its financial performance or reputation;
●	FNCB depends on information technology and telecommunications systems of third parties, and any systems failures or interruptions could adversely affect FNCB's operations and financial condition;
●

FNCB is subject to cybersecurity risks and security breaches and may incur increasing costs in an effort to minimize those risks and to respond to cyber incidents, and FNCB may experience harm to its reputation and liability exposure from security breaches;

●

if FNCB's information technology is unable to keep pace with growth or industry developments or if technological developments result in higher costs or less advantageous pricing, financial performance may suffer;

●	FNCB relies on management and other key personnel and the loss of any of them may adversely affect its operations;
●	FNCB is dependent on the use of data and modeling in both its management’s decision-making generally and in meeting regulatory expectations in particular;
●	FNCB’s portfolio of loans to small and mid-sized community-based businesses may increase its credit risk;
●	new lines of business, products, product enhancements or services may subject FNCB to additional risk;
●	FNCB may be adversely affected by the soundness of other financial institutions;
●	damage to FNCB’s reputation could significantly harm its businesses, competitive position and prospects for growth;
●	FNCB may be a defendant from time to time in a variety of litigation and other actions, which could have a material adverse effect on its financial condition, results of operations and cash flows;
●	FNCB depends on the accuracy and completeness of information provided by customers and counterparties;
●	FNCB may face risks with respect to future expansion of acquisition activity;
●	FNCB could be subject to environmental risks and associated costs on its foreclosed real estate assets;

●	the COVID-19 pandemic and the measures taken to control its spread, will likely continue to adversely impact our employees, customers, business operations and financial results, and the ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted;
●	our participation in the U.S. Small Business Administration ("SBA") Paycheck Protection Program ("PPP") may expose us to certain additional risks, including risks related to alleged noncompliance with PPP rules and regulations, which could have a material adverse impact on FNCB's business, financial condition and results of operations;
●	federal and state regulators periodically examine FNCB’s business and may require FNCB to remediate adverse examination findings or may take enforcement action against FNCB;
●	FNCB may be required to act as a source of financial and managerial strength for FNCB Bank in times of stress;
●	FNCB is subject to extensive government regulation, supervision and possible regulatory enforcement actions, which may subject FNCB to higher costs and lower shareholder returns;
●	new or changed legislation or regulation and regulatory initiatives could adversely affect FNCB through increased regulation and increased costs of doing business;
●	FNCB faces a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations;
●	FNCB is subject to numerous “fair and responsible” banking laws designed to protect consumers, and failure to comply with these laws could lead to a wide variety of sanctions;
●	FNCB is subject to laws regarding the privacy, information security and protection of personal information and any violation of these laws or another incident involving personal, confidential or proprietary information of individuals could damage FNCB’s reputation and otherwise adversely affect FNCB’s business;
●	rulemaking changes implemented by the Consumer Financial Protection Bureau will result in higher regulatory and compliance costs that may adversely affect FNCB’s business;
●	the requirements of being a public company may strain FNCB’s resources and divert management's attention;
●	FNCB Bank's FDIC deposit insurance premiums and assessments may increase;
●	the price of FNCB's common stock may fluctuate significantly, which may make it difficult for shareholders to resell shares of common stock at a time or price they find attractive;
●	the rights of holders of FNCB's common stock to receive liquidation payments and dividend payments are junior to FNCB's existing and future indebtedness and to any senior securities FNCB may issue in the future, and FNCB's ability to declare dividends on, or repurchase shares of, the common stock may become limited;
●	FNCB may need to raise additional capital in the future, but that capital may not be available when it is needed and on terms favorable to shareholders;
●	the requirements of being a public company may strain FNCB's resources and divert management's attention;
●

as a public company, FNCB incurs significant legal, accounting, insurance, compliance and other expenses. Any deficiencies in FNCB’s financial reporting or internal controls could materially and adversely affect its business and the market price of FNCB’s common stock;

●	FNCB’s disclosure controls and procedures and internal controls over financial reporting may not achieve their intended objectives;
●	changes in accounting standards could impact FNCB’s reported earnings;
●	anti-takeover provisions in FNCB's charter documents could discourage, delay or prevent a change of control of FNCB's company and diminish the value of FNCB's common stock;
●	short sellers of FNCB’s stock may be manipulative and may drive down the market price of FNCB’s common stock; and
●	other factors and risks described in Part II, Item 1A of this Annual Report on Form 10-K under the caption “Risk Factors.”

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. FNCB undertakes no obligation, other than as required by law, to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1.	Business

Overview

The Company

FNCB Bancorp, Inc. is a Pennsylvania business corporation and a registered bank holding company headquartered in Dunmore, Pennsylvania. FNCB Bancorp, Inc. incorporated in 1997 under its former name, First National Community Bancorp, Inc. and became an active bank holding company on July 1, 1998 when it acquired 100% ownership of FNCB Bank, formerly First National Community Bank (the "Bank"). In this report, the terms “FNCB,” "the Company," “we,” “us,” and “our” refer to FNCB Bancorp, Inc. and its subsidiaries, unless the context requires otherwise. In certain circumstances, however, FNCB Bancorp, Inc. uses the term “FNCB” to refer to itself.

FNCB’s primary activity consists of owning and operating the Bank, which provides substantially all of FNCB’s earnings from its banking services.

FNCB had net income of $15.3 million, $11.1 million, and $13.3 million in 2020, 2019 and2018, respectively. Total assets were $1.466 billion at December 31, 2020, $1.204 billion at December 31, 2019 and $1.238 billion at December 31, 2018.

The Bank

Established as a national banking association in 1910, as of December 31, 2020 the Bank operated 17 full-service branch offices within its primary market area, Northeastern Pennsylvania.

Mission, Vision and Values

FNCB's mission is to make your banking experience simply better. We strive to be a growing, independent bank that is a leader in our community through the power of a strong team with a commitment to financial excellence for our customers and shareholders. We take pride in our core values:

●	Simplicity - Simplifying processes, systems and products to create a better banking experience.
●	Integrity - Maintaining the highest ethical standards and practices.
●	Mission - To make your banking experience simply better.
●	People - A team of employees dedicated to the community, our customers, our shareholders and each other.
●	Leadership - An organization that grows under the guidance of focused and dedicated leaders.
●	You - Our values equal YOU!

Products and Services

Retail Banking

FNCB accomplishes its mission and vision by providing a wide variety of traditional banking products and services to individuals and businesses, including online, mobile and telephone banking, debit cards, check imaging and electronic statements. Deposit products include various checking, savings, money market and certificate of deposit products, including a line of preferred products for higher-balance customers. The Bank is a member of IntraFi Network, formerly the Promontory Interfinancial Network, and participates in their Certificate of Deposit Account Registry (“CDARs”) and Insured Cash Sweep (“ICS”) programs, which provide customers with the ability to secure Federal Deposit Insurance Corporation (“FDIC”) insurance on balances in excess of the standard limitations.

The Bank offers customers the convenience of 24-hour banking, seven days a week, through FNCB Online Banking (“FNCB Online”) and FNCB Business Online Banking via a secure website, https://www.fncb.com. FNCB’s online product suite includes bill payment, internal and external funds transfer, and Purchase Rewards such as cash-back rewards and other offers. Through FNCB Online, customers can directly access their accounts, open new accounts and apply for a mortgage or obtain a pre-qualification approval through the Bank’s mortgage center. Customers can also access FNCB Online through the Bank’s mobile applications. Additionally, through SMS (Text) Message Banking customers can check their account balances, view their last five transactions, transfer funds between eligible accounts and receive alerts. Telephone banking (“Account Link”), a service that provides customers with the ability to access account information and perform related account transfers through the use of a touch tone telephone is also available. FNCB’s mobile deposit, available to personal and business banking customers with online access and an eligible deposit account, allows customers to deposit checks, electronically from start to finish, from anywhere at any time. FNCB also offers its customers mobile payment solutions including Apple Pay®, Samsung Pay® and Google Pay® and electronic transfer solutions through Zelle®, a fast, secure and contact free way to send and receive money between trusted parties. FNCB Business Online Banking also provides business customers the ability to perform wire transfers and payments through ACH transactions, and process direct deposit payroll transactions for employees, 24 hours a day, 7 days a week, from their place of business.

In addition, customers can access money from their deposit accounts by using their debit card to make purchases or withdraw cash from any automated teller machines (“ATMs”) including ATMs located in each of the Bank’s branch offices as well as additional locations. FNCB is a member of AllPoint, the largest surcharge-free ATM network. AllPoint provides FNCB customers with access to over 55,000 ATMs, free of charge worldwide, as well as a convenient mobile application to find the location of ATMs within the network. FNCB also provides its customers with CardValet®, a mobile application that allows FNCB debit cardholders the ability to receive fraud alert messages and manage when, where and how their debit card is used.

The Bank also offers business customers remote deposit capture and merchant services, as well as business debit cards and Purchasing cards ("PCards"). Remote deposit capture provides business customers the ability to process daily check deposits to their accounts through an online image capture environment. The Bank offers business customers merchant payment processing solutions, including state-of-the-art credit card terminals, integrated payment systems and a dedicated account manager. Business customers can also access money from their deposit account by using their “business” debit card, providing a faster, more convenient way to make purchases, track business expenses and manage finances. PCards offer business customers the ability to earn a cash rebate on all purchases as well as additional functionality and reporting to effectively manage their expenses and procurement.

The Bank offers its retail and business customers FNCB Bank Overdraft Protection to protect against the cost and inconvenience of returned checks. Customers can also apply for an Instant Money loan or transfer from another FNCB checking or savings account, which provide customers with an added level of protection against unanticipated overdrafts due to cash flow emergencies and account reconciliation errors.

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

Residential Mortgage Loans and Home Equity Term Loans and Lines of Credit

FNCB offers a variety of 1-4 family residential loans, home equity term loans and home equity lines of credit ("HELOCs"). FNCB’s suite of residential mortgage products include First Time Homebuyer mortgages, FHA and Home Possible® mortgages with low down payments to meet the home financing needs of customers. Home equity term loans have fixed interest rates with terms of up to 15 years. HELOCs have adjustable interest rates based on the prime interest rate for the United States and are offered up to a maximum combined loan-to-value ratio of 90%, based on the property’s appraised value. FNCB also offers a proprietary “WOW” mortgage, a first-lien, fixed-rate mortgage product with maturity terms ranging from 7.5 to 19.5 years. At December 31, 2020, 1-4 family residential mortgage loans, including home equity term loans and HELOCs totaled $196.3 million, or 21.7%, of the total loan portfolio. Except for the WOW mortgage, 1-4 family mortgage loans are originated generally for sale in the secondary market. However, FNCB may hold in portfolio 1-4 family residential mortgage loans as deemed necessary according to current asset/liability management strategies. During the year ended December 31, 2020, the Bank sold $13.9 million of 1-4 family mortgages. FNCB retains servicing rights on these mortgages.

Construction, Land Acquisition and Development Loans

FNCB offers interim construction financing secured by residential property for the purpose of constructing 1-4 family homes. FNCB also offers interim construction financing for the purpose of constructing residential developments and various commercial properties including shopping centers, office complexes and single purpose owner-occupied structures and for land acquisition. At December 31, 2020, construction, land acquisition and development loans amounted to $59.8 million and represented 6.6% of the total loan portfolio.

Commercial Real Estate Loans

Commercial real estate loans represent the largest portion of FNCB’s total loan portfolio and loans in this portfolio generally have larger loan balances. These loans are secured by a broad range of real estate, including but not limited to, office complexes, shopping centers, hotels, warehouses, gas stations, convenience markets, residential care facilities, nursing care facilities, restaurants, multifamily housing, farms and land subdivisions. At December 31, 2020, FNCB’s commercial real estate loans totaled $273.9 million, or 30.3%, of the total loan portfolio.

Commercial and Industrial Loans

FNCB generally offers commercial loans to sole proprietors and businesses located in its primary market area. The commercial loan portfolio includes, but is not limited to, lines of credit, dealer floor plan lines, equipment loans, vehicle loans and term loans. These loans are primarily secured by vehicles, machinery and equipment, inventory, accounts receivable, marketable securities and deposit accounts. At December 31, 2020, FNCB’s commercial and industrial loans totaled $238.4 million, or 26.4%, of the total loan portfolio. Also included in commercial and industrial loans are loans originated during 2020 under various programs that were part of the governmental response to the COVID-19 pandemic. FNCB participated in the Paycheck Protection Program ("PPP") promulgated under the Coronavirus Aid, Relief and Economic Security Act ("CARES Act"). PPP loans outstanding included in commercial and industrial loans were $78.6 million at December 31, 2020. FNCB also participated in the Federal Reserve System's Main Street Lending Program under which the Federal Reserve purchased 95.0% of the originated principal balance. The remaining 5.0% principal of loans originated under the Main Street Lending Program outstanding and included in commercial and industrial loans at December 31, 2020 was $4.3 million.

Consumer Loans

Consumer loans include indirect automobile loans originated through various auto dealers in the Bank's market area, secured and unsecured installment loans, direct new and used automobile financing, personal lines of credit and overdraft protection loans.  At December 31, 2020, FNCB’s consumer loans totaled $85.9 million, or 9.5%, of the total loan portfolio.

State and Political Subdivision Loans

FNCB originates state and political subdivision loans, including general obligation and tax anticipation notes, primarily to municipalities in the Bank’s market area. At December 31, 2020, FNCB’s state and political subdivision loans totaled $49.0 million, or 5.4%, of the total loan portfolio.

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

Deposit Activities

In general, deposits, borrowings and loan repayments are the major sources of funding for lending and other investment purposes. FNCB relies primarily on marketing, product innovation, technology and service to attract, grow and retain its deposits. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of deposit accounts, management considers the interest rates offered by its competitors, the interest rates available on Federal Home Loan Bank of Pittsburgh ("FHLB") advances and other wholesale funding, its liquidity needs and customer preferences. Management regularly reviews FNCB’s deposit mix and deposit pricing as part of its asset/liability management, taking into consideration rates offered by competitors in its market area and balance sheet interest-rate sensitivity.

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

Supervision and Regulation

FNCB and the Bank operate in a highly regulated industry and are subject to a variety of statutes, regulations and policies, as well as ongoing regulatory supervision and review. Federal statutes that apply to FNCB and the Bank include the Gramm Leach Bliley Act (“GLB Act”), the Bank Holding Company Act (“BHCA”), the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the USA Patriot Act, the Federal Reserve Act and the Federal Deposit Insurance Act. In general, these statutes, regulations promulgated in accordance with these statutes, and interpretations of the statutes and regulations by the banking regulatory agencies establish the eligible business activities of FNCB and the Bank, certain acquisition and merger restrictions, limitations on intercompany transactions, such as loans and dividends, and capital adequacy requirements, among other things. These laws, regulations and policies are subject to frequent change and FNCB takes measures to comply with applicable requirements. The following summarizes some of the more significant provisions of these laws as they relate to FNCB and the Bank.

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

FNCB’s shares of common stock are listed on the Nasdaq Stock Market under the symbol "FNCB." Accordingly, FNCB is subject to certain financial, liquidity and corporate governance requirements imposed by Nasdaq. Non-compliance of these requirements could subject FNCB to potential denial of listing, or additional conditions, as necessary, to protect investors and the public interest.

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

USA Patriot Act and the Bank Secrecy Act (“BSA”). Under the BSA, a financial institution is required to have systems in place to detect certain transactions, based on the size and nature of the transaction. Financial institutions are generally required to report cash transactions involving more than $10,000 to the United States Treasury. In addition, financial institutions are required to file suspicious activity reports for transactions that involve more than $5,000 and that the financial institution knows, suspects or has reason to suspect, involve illegal funds, are designed to evade the requirements of the BSA or have no lawful purpose. Under the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act, commonly referred to as the “USA Patriot Act” or the “Patriot Act,” financial institutions are subject to prohibitions against specified financial transactions and account relationships, as well as enhanced due diligence standards intended to detect, and prevent, the use of the United States financial system for money laundering and terrorist financing activities. The Patriot Act requires financial institutions, including banks, to establish anti-money laundering programs, including employee training and independent audit requirements, meet minimum specified standards, follow minimum standards for customer identification and maintenance of customer identification records, and regularly compare customer lists against lists of suspected terrorists, terrorist organizations and money launderers.

Capital Adequacy Requirements. Federal banking agencies have adopted risk-based capital adequacy and leverage capital adequacy requirements pursuant to which they assess the adequacy of capital in examining and supervising banks and bank holding companies and in analyzing bank regulatory applications. Risk-based capital requirements determine the adequacy of capital based on the risk inherent in various classes of assets and off-balance sheet items.

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

Basel III provides for a "capital conservation buffer" of 2.5% above the regulatory minimum capital requirements for each of the CET I, tier I capital, and total capital ratios. The buffer must consist entirely of CET I capital. As a result, if a banking organization does not have a CET I, Tier I capital, and total capital ratios of at least 7.0%, 8.5% and 10.5%, respectively, its ability to make or commit to discretionary dividends and discretionary bonus payments to "executive officers" or engage in share repurchases or redemptions generally will be restricted in accordance with a pre-determined "maximum payout ratio."  Under the maximum payout ratio formula, a banking organization with a capital conservation buffer of less than 2.5% of risk-weighted assets would become subject to increasingly restrictive limitations on covered distributions (as a percentage of eligible retained income) as the capital conservation buffer decreases.

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

As noted in the discussion below relating Economic Growth, Regulatory Relief, and Consumer Protection Act, the FRB, effective August 30, 2018, raised the threshold of its "Small Bank Holding Company" exemption to the application of consolidated capital requirements for qualifying small bank holding companies from $1 billion to $3 billion of consolidated assets. Consequently, qualifying bank holding companies having less than $3 billion of consolidated assets are not subject to the consolidated capital requirements unless otherwise directed by the FRB.

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

The following are the capital requirements under Basel III as integrated into the prompt corrective action category definitions. As of December 31, 2020, the following capital requirements were applicable to the Bank for purposes of Section 38 of the FDIA.

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

At December 31, 2020, the Bank was “well capitalized” under the applicable requirements with a CET I capital and Tier I capital to risk-weighted assets ratios (for the Bank only) of 14.54%, a total capital to risk-weighted assets ratio of 15.79% and a leverage ratio of 9.57%. Similarly, at December 31, 2019, FNCB exceeded capital requirements for an institution to be considered "well capitalized" with CET I capital and Tier I capital to risk-weighted assets ratios of 13.70%, a total capital to risk-weighted assets ratio of 14.77% and a leverage ratio of 10.36%.

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
●

created the Consumer Financial Protection Bureau (the “CFPB”) that has rulemaking authority for a wide range of consumer protection laws that apply to all banks and has broad powers to supervise and enforce consumer protection laws;

●	made permanent the $250 thousand limit for federal deposit insurance at all insured depository institutions;
●	includes additional corporate governance and executive compensation requirements on companies subject to the Exchange Act;
●	permits FDIC-insured banks to pay interest on business demand deposits;
●	requires that holding companies and other companies that directly or indirectly control an insured depository institution serve as a source of financial strength;
●	created the Financial Stability Oversight Council with authority to identify institutions and practices that might pose a systemic risk; and
●	permits national and state banks to establish interstate branches to the same extent as the branch host state allows establishment of in-state branches.

Consumer Financial Protection Bureau. The Dodd-Frank Act created the CFPB, which is granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act (“TILA”), Real Estate Settlement Procedures Act (“RESPA”), Fair Credit Reporting Act, Fair Debt Collection Practices Act, Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act, and certain other statutes. The CFPB has examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Smaller institutions are subject to rules promulgated by the CFPB but continue to be examined and supervised by federal banking regulators for consumer compliance purposes. The CFPB has authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products. For example, the Dodd-Frank Act authorizes the CFPB to establish certain minimum standards for the origination of residential mortgages including, in certain circumstances, a determination of the borrower’s ability to repay. In addition, the Dodd-Frank Act allows certain borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage” as defined by the CFPB. The Dodd-Frank Act permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations.

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

FDIC Insurance Premiums.Under the FDIC's risk-based assessment system, insured institutions were previously assigned one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution's assessment rate depended largely on the category to which it was assigned, with institutions deemed less risky paying lower FDIC deposit insurance premiums. The Dodd-Frank Act required the FDIC to revise its procedures to base deposit insurance assessments on each insured institution's total assets less tangible equity instead of deposits and also mandated that the Deposit Insurance Fund achieve a reserve ratio of 1.35% of insured deposits by September 2020.  The FDIC calculates assessments for most banks on certain financial measures and supervisory ratings derived from statistical modeling estimating the probability of failure over three years, and also set maximum rates for institutions with composite CAMELS ratings of 1 or 2 and minimum rates for other institutions. In June 2020, the FDIC adopted rules to make certain adjustments to the assessment calculation to mitigate the effects of insurance deposit assessments for institutions participating in the PPP adopted under the CARES Act.

At December 31, 2020, the Bank was considered in the lowest risk category, for deposit insurance assessments and paid an annual assessment rate ranging from 0.0005 basis points to 0.0006 basis points on the assessment base of average consolidated total assets less the average tangible equity during the assessment period.

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

In September 2019, the federal banking agencies approved the final rule to implement the provisions of Section 201 of the Regulatory Relief Act.  Under the new rule, which became effective January 1, 2020, a qualifying community banking organization is defined as a depository institution or depository institution holding company with less than $10 billion in assets.  A qualifying community banking organization has the option to elect the Community Bank Leverage Ratio ("CBLR") framework if its CBLR is greater than 9%, it has off-balance sheet exposures of 25% or less of consolidated assets, and trading assets and liabilities of 5% or less of total consolidated assets. The leverage ratio for purposes of the CBLR is calculated as Tier I capital divided by average total assets, consistent with the manner banking organizations calculate the leverage ratio under generally applicable capital rules. Qualifying community banking organizations that exceed the CBLR level established by the agencies, and that elect to be covered by the CBLR framework, will be considered to have met:  (i) the generally applicable leverage and risk-based capital requirements under the banking agencies’ capital rules; (ii) the capital ratio requirements necessary to be considered “well capitalized” under the banking agencies’ prompt corrective action framework in the case of insured depository institutions; and (iii) any other applicable capital or leverage requirements.  For institutions that fall below the 9% capital requirement but remain above 8%, are allowed a two-quarter grace period to either meet the qualifying criteria again or to comply with the generally applicable capital rules. As a result of the CARES Act, during 2020 the CBLR was reduced to 8.0% for the remainder of 2020 and set at 8.5% for 2021. FNCB has not elected to use the CBLR framework at this time and does not believe that the changes resulting from the Regulatory Relief Act, including whether it elects to use the CBLR framework in the future, will materially impact FNCB’s business, operations, or financial results.

Dividend and Share Repurchase Restrictions

FNCB is a legal entity separate and distinct from the Bank. FNCB ’s revenues (on a parent company only basis) and its ability to pay dividends to its shareholders, or repurchase shares from its shareholders, are almost entirely dependent upon the receipt of dividends from the Bank. The right of FNCB, and consequently the rights of its creditors and shareholders to participate in any distribution of the assets or earnings of any subsidiary through the payment of such dividends or otherwise is necessarily subject to the prior claims of creditors of the subsidiary (including depositors) except to the extent that claims of FNCB, in its capacity as a creditor, may be recognized. Additionally, the ability of the Bank to pay dividends to FNCB is subject to Pennsylvania state law and various regulatory restrictions.

The declaration of cash dividends on FNCB’s common stock, or the repurchase of shares of its common stock, is at the discretion of its board of directors, and any decision to declare a dividend, or repurchase shares, is based on a number of factors, including, but not limited to, earnings, prospects, financial condition, regulatory capital levels, applicable covenants under any credit agreements, notes and other contractual restrictions, Pennsylvania law, federal bank regulatory law, and other factors deemed relevant.

Human Capital Resources

As of December 31, 2020, FNCB, including the Bank, employed 214 persons, including 23 part-time employees. FNCB's employees support its vision to be a leader in the community with a commitment to financial excellence for customers and shareholders and deliver its mission to make your banking experience simply better.

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

FNCB’s success depends primarily on the general economic conditions in the Commonwealth of Pennsylvania and the specific local markets in which it operates. Unlike larger national or other regional banks that are more geographically diversified, FNCB provides banking and financial services to customers primarily in the Lackawanna, Luzerne, and Wayne County markets. The local economic conditions in these areas have a significant impact on the demand for FNCB’s products and services as well as the ability of customers to repay loans, the value of the collateral securing loans, and the stability of deposit funding sources. A significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, severe weather or natural disasters, outbreak of hostilities or other international or domestic occurrences, unemployment, changes in securities markets or other factors could impact these local economic conditions and, in turn, have a material adverse effect on FNCB’s financial condition and results of operations. Specifically, weakness in economic conditions could result in one or more of the following:

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

FNCB’s business depends on its ability to successfully measure and manage credit risk. As a lender, FNCB is exposed to the risk that the principal of, or interest on, a loan will not be paid timely or at all or that the value of any collateral supporting a loan will be insufficient to cover FNCB’s outstanding exposure. In addition, FNCB is exposed to risks with respect to the period of time over which the loan may be repaid, risks relating to loan underwriting, risks resulting from changes in economic and industry conditions, and risks inherent in dealing with individual loans and borrowers. The creditworthiness of a borrower is affected by many factors including local market conditions and general economic conditions. If the overall economic climate in the United States generally, or in the market areas in which FNCB operates specifically, experiences material disruption, FNCB’s borrowers may experience difficulties in repaying their loans, the collateral FNCB holds may decrease in value or become illiquid, and FNCB’s level of nonperforming loans, charge-offs and delinquencies could rise and require significant additional provisions for loan losses.

FNCB’s risk management practices, such as monitoring the concentrations of its loans and its credit approval, review and administrative practices, may not adequately reduce credit risk, and FNCB’s credit administration personnel, policies and procedures may not adequately adapt to changes in economic or any other conditions affecting related customers and the quality of the loan portfolio. Many of FNCB’s loans are made to small businesses that are less able to withstand competitive, economic and financial pressures than larger borrowers. Consequently, FNCB may have significant exposure if any of these borrowers becomes unable to pay their loan obligations as a result of economic or market conditions, or personal circumstances, such as divorce, unemployment or death. A failure to effectively measure and limit the credit risk associated with FNCB’s loan portfolio may result in loan defaults, foreclosures and additional charge-offs, and may necessitate that FNCB significantly increase its allowance for loan losses, each of which could adversely affect FNCB’s net income. As a result, FNCB’s inability to successfully manage credit risk could have a material adverse effect on its business, financial condition and results of operations.

FNCB’s loan portfolio contains a significant number of commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans.

As of December 31, 2020, approximately 36.9% of FNCB’s loan portfolio consisted of commercial real estate loans and construction, land acquisition and development loans. These types of loans are generally viewed as having a higher risk of default than residential real estate loans or consumer loans. These types of loans are also typically larger than residential real estate loans and consumer loans. Because FNCB’s loan portfolio contains a significant number of commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. All non-performing loans totaled $5.6 million, or 0.62% of total gross loans, as of December 31, 2020, and $9.1 million, or 1.10% of total gross loans, as of December 31, 2019. Specifically, commercial real estate loans that were non-performing totaled $3.2 million, or 0.36%, of total gross loans, as of December 31, 2020, and $5.6 million, or 0.68%, of total gross loans, as of December 31, 2019. There were no construction, land acquisition and development loans that were non-performing at December 31, 2020 and 2019. An increase in non-performing loans in the future could result in an increase in the provision for loan and lease losses and an increase in loan charge-offs, both of which could have a material adverse effect on FNCB’s financial condition and results of operations. The lending activities in which the Bank engages carry the risk that the borrowers will be unable to perform on their obligations. As such, general economic conditions, nationally and in FNCB’s primary market area, will have a significant impact on its results of operations.

FNCB’s concentrations of loans, including those to insiders and related parties, may create a greater risk of loan defaults and losses.

A substantial portion of FNCB’s loans are secured by real estate in the Northeastern Pennsylvania market, and substantially all of its loans are to borrowers in that area. FNCB also has a significant amount of commercial real estate, commercial and industrial, construction, land acquisition and development loans and land-related loans for residential and commercial developments. At December 31, 2020, $530.0 million, or 58.7%, of gross loans were secured by real estate, primarily commercial real estate. Management has taken steps to mitigate commercial real estate concentration risk by diversification among the types and characteristics of real estate collateral properties, sound underwriting practices, and ongoing portfolio monitoring and market analysis. Of total gross loans, $59.8 million, or 6.6%, were construction, land acquisition and development loans. Construction, land acquisition and development loans have the highest risk of uncollectability. An additional $238.4 million, or 26.4%, of portfolio loans were commercial and industrial loans not secured by real estate. Historically, commercial and industrial loans generally have had a higher risk of default than other categories of loans, such as single family residential mortgage loans. The repayment of these loans often depends on the successful operation of a business and are more likely to be adversely affected by adverse economic conditions. While management believes that the loan portfolio is well diversified in terms of borrowers and industries, these concentrations expose FNCB to the risk that adverse developments in the real estate market, or in the general economic conditions in its general market area, could increase the levels of non-performing loans and charge-offs, and reduce loan demand. In that event, FNCB would likely experience lower earnings or losses. Additionally, if, for any reason, economic conditions in its market area deteriorate, or there is significant volatility or weakness in the economy or any significant sector of the area’s economy, FNCB’s ability to develop business relationships may be diminished, the quality and collectability of its loans may be adversely affected, the value of collateral may decline and loan demand may be reduced.

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

Outstanding loans and line of credit balances to directors, officers and their related parties totaled $98.9 million as of December 31, 2020. At December 31, 2020, there were no loans to directors, officers and their related parties that were categorized as criticized loans within the Bank’s risk rating system, meaning they are not considered to present a higher risk of collection than other loans. See Note 11, “Related Party Transactions” to the consolidated financial statements included in Item 8, "Financial Statements and Supplementary Data" and Item 13, “Certain Relationships and Related Transactions, and Director Independence” to this Annual Report on Form 10-K for more information regarding loans to officers and directors and/or their related parties.

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

The lending activities in which the Bank engages carry the risk that the borrowers will be unable to perform on their obligations, and that the collateral securing the payment of their obligations may be insufficient to assure repayment. FNCB may experience significant credit losses, which could have a material adverse effect on its operating results. Management makes various assumptions and judgments about the collectability of FNCB’s loan portfolio, including the creditworthiness of its borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of its loans, which it uses as a basis to estimate and establish its reserves for losses. In determining the amount of the ALLL, management reviews loans, loss and delinquency experience, and evaluates current economic conditions. If these assumptions prove to be incorrect, the ALLL may not cover inherent losses in FNCB’s loan portfolio at the date of its financial statements. Material additions to FNCB’s allowance or extensive charge-offs would materially decrease its net income. At December 31, 2020, the ALLL totaled $11.9 million, representing 1.33% of total loans.

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

FNCB held approximately $1.7 million in capital stock of the FHLB as of December 31, 2020. FNCB must own such capital stock to qualify for membership in the Federal Home Loan Bank system which enables it to borrow funds under the FHLB advance program. If the FHLB were to cease operations, FNCB’s business, financial condition, liquidity, capital and results of operations may be materially and adversely affected.

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

FNCB uses simulation analysis to model net interest income for various interest rate scenarios over a five-year time horizon. Based on the simulation analysis, FNCB’s interest sensitivity profile at December 31, 2020 was characterized by maturities or repricing of assets and liabilities that were well matched over the next 12 months, moving to an asset sensitivity position in subsequent years of the model. Accordingly, based on its interest sensitivity profile, FNCB would expect net interest income to remain at current levels if interest rates rise over the next 12 months. However, net interest income is projected to trend upwards over the life of the simulation due primarily to higher replacement rates on loans and securities exceeding funding cost increases quarter over quarter. Conversely, if interest rates decrease over the next 12 months, FNCB would expect net interest income projected to trend downward over the life of the simulation due primarily to lower replacements rates on loans and securities exceeding funding cost decreases quarter over quarter. These simulations are based on numerous assumptions, including but not limited to: the nature and timing of interest rate levels, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment of asset and liability cash flows, customer behavior in a rising rate environment and other factors. When short-term interest rates rise, the rate of interest FNCB pays on its interest-bearing liabilities may rise more quickly than the rate of interest that FNCB receives on its interest-earning assets, which may cause FNCB’s net interest income to decrease.

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

Uncertainty relating to the expected phase-out of the London Interbank Offered Rate (“LIBOR”) may adversely affect FNCB.

LIBOR has been used extensively in the United States as a reference rate for various financial contracts, including adjustable-rate loans, asset-backed securities, and interest rate swaps. In 2017, the Chief Executive of the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced that the Financial Conduct Authority ("FCA") will not compel panel banks to submit rates for the calculation of LIBOR after 2021. The announcement means that the continuation of LIBOR on the current basis cannot be guaranteed after 2021. In November 2020, the FCA announced that most tenors of US Dollar LIBOR would continue to be published through June 30, 2023, which would allow additional legacy U.S. Dollar LIBOR contracts to mature before the succession of LIBOR. At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR, and it is impossible to predict the effect of any such alternatives on the value of LIBOR-based variable rate loans and other securities or financial arrangements, given LIBOR's current role in determining market interest rates globally. The uncertainty as to the nature and effect of such reforms and actions relating to the discontinuance of LIBOR may adversely affect the value of and return on certain of our financial assets and liabilities that are based on or are linked to LIBOR, which may adversely affect FNCB's results of operations or financial condition. In addition, LIBOR-related reforms may also require changes to the agreements that govern these LIBOR-based products, as well as FNCB's internal systems and processes.

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

Like many financial institutions, FNCB relies on customer deposits as its primary source of funding for its lending activities, and FNCB continues to seek customer deposits to maintain this funding base. FNCB’s future growth will largely depend on its ability to retain and grow its deposit base. As of December 31, 2020, FNCB had $1.287 billion in deposits. FNCB’s deposits are subject to potentially dramatic fluctuations in availability or price due to certain factors outside of its control, such as increasing competitive pressures for deposits, changes in interest rates and returns on other investment classes, customer perceptions of its financial health and general reputation, and a loss of confidence by customers in FNCB or the banking sector generally, which could result in significant outflows of deposits within short periods of time or significant changes in pricing necessary to maintain current customer deposits or attract additional deposits. Any such loss of funds could result in lower loan originations, which could have a material adverse effect on FNCB’s business, financial condition and results of operations.

FNCB is a bank holding company and depends on dividends from its subsidiary, FNCB Bank, to operate.

FNCB is an entity separate and distinct from the Bank. The Bank conducts most of FNCB’s operations and FNCB depends upon dividends from the Bank to service FNCB's debt, pay FNCB’s expenses and to pay dividends to FNCB's shareholders. The availability of dividends from the Bank is limited by various statutes and regulations. It is possible, depending upon the financial condition including liquidity and capital adequacy of the Bank and other factors, that the Bank’s regulators could limit the payment of dividends or other payments to FNCB by the Bank. In the event that the Bank was unable to pay dividends and would be unable to repurchase its shares, FNCB in turn would likely have to reduce or stop paying dividends to its shareholders. Failure to pay dividends to FNCB shareholders could have a material adverse effect on the market price of FNCB’s Common Stock. For additional information regarding dividend restrictions, refer to the section entitled “Regulatory Matters” included in Item 1 of this Annual Report on Form 10-K.

If FNCB loses access to wholesale funding sources, it may not be able to meet the cash flow requirements of its depositors, creditors, and borrowers, or have the operating cash needed to fund corporate expansion and other corporate activities.

Wholesale funding sources include brokered deposits, one-way CDARS and ICS deposits, federal funds lines of credit, securities sold under repurchase agreements, non-core deposits, and long-term debt. The Bank is also a member of the FHLB, which provides members access to funding through advances collateralized with certain qualifying assets within the Bank’s loan portfolio. In addition, FNCB’s available-for-sale securities provide an additional source of liquidity. Disruptions in availability of wholesale funding can directly impact the liquidity of FNCB and the Bank. The inability to access capital markets funding sources as needed could adversely impact FNCB’s financial condition, results of operations, cash flows, and level of regulatory-qualifying capital.

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

FNCB’s ability to attract and retain investors, customers, clients, and employees could be adversely affected by damage to its reputation resulting from various sources, including environmental, social and governance ("ESG") related issues, employee misconduct, litigation, or regulatory outcomes; failure to deliver minimum standards of service and quality; compliance failures; unethical behavior; unintended breach of confidential information; and the activities of FNCB’s clients, customers, or counterparties. Actions by the financial services industry in general, or by certain entities or individuals within it, also could have a significantly adverse impact on FNCB’s reputation.

FNCB’s actual or perceived failure to identify and address various issues, including failure to properly address operational and ESG risks, could also give rise to reputation risk that could negatively impact business prospects. These issues include, among others, legal and regulatory requirements; consumer protection, fair lending, and privacy issues; properly maintaining customer and associated personal information; record keeping; protecting against money laundering; sales and trading practices; and ethical issues.

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

The COVID-19 pandemic, and the measures taken to control its spread, will continue to adversely impact our employees, customers, business operations and financial results, and the ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted.

The COVID-19 pandemic has impacted and is likely to continue to impact the national economy and the regional and local markets in which we operate, lower equity market valuations, create significant volatility and disruption in capital and debt markets, and increase unemployment levels. Our business operations may be disrupted if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the pandemic. We are subject to heightened cybersecurity, information security and operational risks as a result of work-from-home arrangements that we have put in place for our employees. Federal Reserve actions to combat the economic contraction caused by the COVID-19 pandemic, including reductions of the target federal funds rate, could, if prolonged, adversely affect our net interest income and margins, and our profitability.  Closures of businesses and the institution of social distancing, shelter in place and stay home orders in the communities we serve, have reduced business activity and financial transactions. While certain of these restrictions have been eased and workplaces in the communities we serve are beginning to reopen, the pace of reopening is measured, and these government policies and directives are subject to change as the effects and spread of the COVID-19 pandemic continue to evolve.  It is unclear whether any COVID-19 pandemic-related business losses that we or our customers may suffer will be recovered by existing insurance policies. Changes in customer behavior due to worsening business and economic conditions or legislative or regulatory initiatives may impact the demand for our products and services, which could adversely affect our revenue, increase the recognition of credit losses in our loan portfolios and increase our allowance for credit losses. The measures we have taken to aid our customers, including short-term loan payment deferments and other payment accommodations under Section 4013 of the CARES Act, may be insufficient to help our customers who have been negatively impacted by the economic fallout from the COVID-19 pandemic. Loans that are currently in deferral status may become nonperforming loans. Because of adverse economic and market conditions affecting issuers, we may be required to recognize impairments on the securities we hold as well as reductions in other comprehensive income.  The extent to which the COVID-19 pandemic will continue to impact our business, results of operations, and financial condition, as well as our regulatory capital and liquidity ratios, will depend on future developments, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic, as well as further actions we may take as may be required by government authorities or that we determine is in the best interests of our employees and customers. There is no certainty that such measures will be sufficient to mitigate the risks posed by the pandemic.

Our participation in the U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) may expose us to certain additional risks, including risks relating to alleged noncompliance with PPP rules and regulations, which could have a material adverse impact on FNCB's business, financial condition and results of operations.

The CARES Act, enacted on March 27, 2020, included a $349 billion loan program, the Paycheck Protection Program ("PPP") administered through the Small Business Administration ("SBA").  Additional funding was provided for the PPP in April 2020. Under the PPP, small businesses and other entities and individuals were permitted to apply for loans from existing SBA lenders and other approved lenders.  FNCB is a participating lender under the PPP, and, as of December 31, 2020, had processed and received SBA approval for 1,002 loan applications resulting in approximately $118.6 million in loans. The Consolidated Appropriations Act of 2021 that was enacted on December 27, 2020 provides an additional $284.6 billion in PPP funding to small businesses, including borrowers who previously received a PPP loan. On January 19, 2021, FNCB began originating PPP loans as part of this second round of funding and as of February 28, 2021, has processed and received SBA approval for 400 loans representing approximately $52.7 million in funding. It is FNCB's understanding that loans funded through the PPP are fully guaranteed by the United States government. However, there is some ambiguity in the laws, rules, and guidance regarding the operation of the PPP, which may expose us to compliance risks relating to the PPP.  We may have credit risk on PPP loans if a determination is later made by the SBA that deficiency exists in the manner in which a particular loan was originated, funded, or serviced, such as an issue with the eligibility of a borrower to receive a PPP loan. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which the PPP loan was originated, funded, or serviced, the SBA may deny its liability under the guaranty relating to the loan, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency.

Risks Related to FNCB’s Industry

Federal and state regulators periodically examine FNCB’s business and may require FNCB to remediate adverse examination findings or may take enforcement action against FNCB.

The FRB, the FDIC and the PADOBS, periodically examine FNCB’s business, including its compliance with laws and regulations. If, as a result of an examination, the Federal Reserve, FDIC or PADOBS were to determine that FNCB’s financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of any of FNCB’s operations had become unsatisfactory, or that FNCB were in violation of any law or regulation, they may take a number of different remedial actions as they deem appropriate. These actions include the power to require FNCB to remediate any such adverse examination findings.

In addition, these agencies have the power to take enforcement action against FNCB to enjoin "unsafe or unsound" practices, to require affirmative action to correct any conditions resulting from any violation of law or regulation or unsafe or unsound practice, to issue an administrative order that can be judicially enforced, to direct an increase in FNCB’s capital, to direct the sale of subsidiaries or other assets, to limit dividends and distributions, including the repurchase of common stock, to restrict FNCB’s growth, to assess civil money penalties against FNCB or its officers or directors, to remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is imminent risk of loss to depositors, to terminate FNCB’s deposit insurance and place the Bank into receivership or conservatorship. Any regulatory enforcement action against FNCB could have a material adverse effect on its business, financial condition and results of operations.

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

Changes in federal and state legislation and regulation may affect FNCB’s operations. Laws and regulations, such as the Dodd-Frank Act and Basel III, may have unforeseen or unintended consequences on the banking industry. The Dodd-Frank Act has implemented significant changes to the U.S. financial system, including the creation of new regulatory agencies (such as the Financial Stability Oversight Council to oversee systemic risk and the CFPB to develop and enforce rules for consumer financial products), changes in retail banking regulations, and changes to deposit insurance assessments. For example, the Dodd-Frank Act has implemented new requirements with respect to “qualified mortgages” and new mortgage servicing standards have, and may continue to, increase costs associated with this business. Refer to the section entitled “Business – The Bank – Consumer Financial Protection Bureau” included in Item 1, "Business" to this Annual Report on Form 10-K for a more detailed description of new or changed legislation or regulation and regulatory initiatives.

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

The Bank Secrecy Act of 1970, the Uniting and Strengthening America by Providing Appropriate Tools to Intercept and Obstruct Terrorism Act of 2001, or the USA Patriot Act or Patriot Act, and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and to file reports such as suspicious activity reports and currency transaction reports. FNCB is required to comply with these and other anti-money laundering requirements. FNCB’s federal and state banking regulators, the Financial Crimes Enforcement Network (“FinCEN”), and other government agencies are authorized to impose significant civil money penalties for violations of anti-money laundering requirements. FNCB is also subject to increased scrutiny of compliance with the regulations issued and enforced by the Office of Foreign Assets Control (“OFAC”). If FNCB’s program is deemed deficient, FNCB could be subject to liability, including fines, civil money penalties and other regulatory actions, which may include restrictions on FNCB’s business operations and its ability to pay dividends, or repurchase shares of its common stock, restrictions on mergers and acquisitions activity, restrictions on expansion, and restrictions on entering new business lines. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have significant consequences to FNCB's reputation. Any of these circumstances could have a material adverse effect on FNCB’s business, financial condition or results of operations.

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

FNCB’s stock price may fluctuate significantly as a result of a variety of factors, many of which are beyond its control. These factors include, among others:

●	actual or anticipated quarterly fluctuations in operating results and financial condition;
●	changes in financial estimates or publication of research reports and recommendations by financial analysts or actions taken by rating agencies with respect to FNCB or other financial institutions;
●	speculation in the press or investment community generally or relating to FNCB’s reputation or the financial services industry;
●	failure to declare dividends on FNCB’s common stock from time to time;
●	failure to meet analysts’ revenue or earnings estimates;
●	failure to integrate any future acquisitions or realize anticipated benefits from any future acquisitions;
●	strategic actions by FNCB or its competitors, such as acquisitions, restructurings, dispositions or financings;
●	fluctuations in the stock price and operating results of FNCB’s competitors or other companies that investors deem comparable to FNCB;
●	future sales or repurchases of FNCB’s equity or equity-related securities;
●	proposed or adopted regulatory changes or developments;
●	anticipated or pending audits or litigation that involve or affect FNCB;
●	any future investigations or proceedings that involve or affect FNCB;
●	adverse weather conditions, including floods, tornadoes and hurricanes;
●	geopolitical conditions such as acts or threats of terrorism or military conflicts;
●	domestic and international economic factors unrelated to FNCB’s performance; and
●	general market conditions and, in particular, developments related to market conditions for the financial services industry.

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

The rights of holders of FNCB’s common stock to receive liquidation payments and dividend payments are junior to FNCB’s existing and future indebtedness and to any senior securities FNCB may issue in the future, and FNCB’s ability to declare dividends on, or repurchase shares of, the common stock may become limited.

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

FNCB’s ability to pay dividend, or repurchase shares of its common stock, may become limited by regulatory restrictions. In addition, the ability of the Bank to pay dividends to FNCB is limited by the Bank’s obligations to maintain sufficient accumulated net earnings and by other general restrictions on dividends that are applicable to state nonmember banks.

Holders of FNCB’s common stock are only entitled to receive the dividends that FNCB’s board of directors may declare out of funds legally available for those payments. In addition, FNCB's board of directors may only repurchase shares out of funds legally available for those repurchases. Although FNCB has historically paid cash dividends on its common stock, and has recently announced a share repurchase program to repurchase shares of its common stock, FNCB is not required to do so. FNCB cannot assure shareholders that it will continue paying dividends, or repurchase shares, in the future. This could adversely affect the market price of FNCB’s common stock. Also, as discussed above, FNCB is a bank holding company and its ability to declare and pay dividends, or repurchase shares, depends in part on federal regulatory considerations, including the guidelines of the Federal Reserve regarding capital adequacy and dividends.

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

Although FNCB has historically declared quarterly cash dividends on its common stock, and recently announced a share repurchase program for the repurchase of shares of its common stock, FNCB is not required to do so and may reduce or cease to pay common stock dividends, or repurchase shares, in the future. If FNCB reduces or ceases to pay common stock dividends, or terminates its stock repurchase program, the market price of its common stock could be adversely affected.

The principal source of funds from which FNCB pays cash dividends, and repurchase shares, are the dividends received from the Bank. Banking laws and regulations of the Commonwealth of Pennsylvania restrict the amount of dividends and loans a bank may make to its parent company. In addition, under The Federal Deposit Insurance Corporation Improvement Act of 1991, banks may not pay a dividend, or repurchase shares if, after paying the dividend, or repurchasing such shares, the bank would be undercapitalized.

If FNCB fails to pay dividends, capital appreciation, if any, of its common stock may be the sole opportunity for gains on an investment in its common stock. In addition, in the event the Bank becomes unable to pay dividends to FNCB, FNCB may not be able to service its debt or pay its other obligations, pay dividends on, or repurchase shares of, its common stock and preferred stock. Accordingly, FNCB’s inability to receive dividends from the Bank could also have a material adverse effect on its business, financial condition and results of operations and the value of a shareholder’s investment in FNCB’s common stock.

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

FNCB maintains disclosure controls and procedures designed to ensure the timely filing of reports as specified in the rules and forms of the SEC. FNCB also maintains a system of internal control over financial reporting. These controls may not achieve their intended objectives. Control processes that involve human diligence and compliance, such as its disclosure controls and procedures and internal controls over financial reporting, are subject to lapses in judgment and breakdowns resulting from human failures. Controls can also be circumvented by collusion or improper management override. Because of such limitations, there are risks that material misstatements due to error or fraud may not be prevented or detected and that information may not be reported on a timely basis. If FNCB’s controls are not effective, it could have a material adverse effect on its financial condition, results of operations, and market for its common stock, and could subject it to additional regulatory scrutiny.

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

FNCB currently conducts business from its headquarters located at 102 E. Drinker Street, Dunmore, Pennsylvania, which now also houses the Bank’s Commercial Lending and Retail Banking Units. The Bank's main office is located at 100 S. Blakely Street, Dunmore, Pennsylvania, 18512. At December 31, 2020, FNCB also operated sixteen additional community banking offices located throughout Lackawanna, Luzerne and Wayne counties, two administrative offices and another lending center located in Dunmore, Lackawanna County, Pennsylvania. Eight of the offices are leased and the balance are owned by the Bank. Except for potential remodeling of certain facilities to provide for the efficient use of workspace and/or to maintain an appropriate appearance, each property is considered reasonably suitable and adequate for current and immediate future purposes except as discussed below.

As part of its responsibilities, management regularly evaluates FNCB’s delivery system and facilities including analyzing each office’s operating efficiency, location, foot traffic, structure and design. FNCB and the Bank have an ongoing comprehensive branch network improvement program that focuses on strengthening, better positioning and expanding its market coverage by developing new state-of-the-art customer facilities, as well as relocating and consolidating select locations. Initiatives FNCB executed under the branch network improvement program during the years ended December 31, 2020 and 2019 include:

●

At the end of the second quarter of 2019, FNCB completed the construction and re-location of its former main office located at 102 E. Drinker Street, Lackawanna County, Pennsylvania, into a new state-of-the-art office that was constructed directly across the street at 100 S. Blakely Street, Dunmore, Lackawanna County, Pennsylvania. The property is owned by the Bank and housed a separate drive-thru location, as well as a drive-thru and a walk-up ATM. The project amounted to approximately $2.0 million in costs that were funded by cash generated through normaloperations. The relocation has created operating efficiencies, enhanced customer service and improved accessibility;

●

In the second quarter of 2019, the Bank opened a new branch in Mountain Top, Pennsylvania. FNCB had purchased the real property, improvements and fixtures on December 14, 2018, which is located at 360 South Mountain Boulevard, Mountain Top, Luzerne County, Pennsylvania for $550 thousand. The deed contained a restriction under which FNCB had to agree not to operate, sell, or lease the property for a period of six months from the recording of the deed; and

●

Previously, FNCB operated a limited purpose office (LPO). On November 30, 2020, the Board of Directors of the Bank approved a resolution to close the LPO located at 3500 Winchester Road, Allentown, Pennsylvania and the LPO was subsequently closed on January 18, 2021. The closure is consistent with the Bank's strategic goals and will not have any significant disruptions to the customer relationships serviced in that area.

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

Market Prices of Stock and Dividends Paid

FNCB’s common shares are traded on The Nasdaq Stock Market LLC ("Nasdaq") under the symbol "FNCB."

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

Following the close of the U.S. Stock Market on June 29, 2020, FNCB was added as member of the Russell 2000® index, when FTSE Russell reconstituted its comprehensive set of U.S. global equity indexes. Previously, FNCB was added to the Russell 3000® index on July 1, 2019. Membership remains in place for one year. Each year, the annual Russell indexes reconstitution captures the 4,000 largest U.S. stocks and ranks them by total market capitalization. Russell indexes are widely used by investment managers and institutional investors for index funds and as benchmarks for active investment strategies. As such, management believes that inclusion in Russell indexes will continue to increase the visibility and liquidity of FNCB's common stock, as well as provide exposure to leading institutional investors.

On January 27, 2021, the Board of Directors of FNCB authorized a stock repurchase program under which up to 975,000 shares of FNCB's outstanding common stock may be acquired in the open market between February 3, 2021 and December 31, 2021 pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Exchange Act. Repurchases are administered through an independent broker and are subject to SEC regulations as well as certain price, market and timing constraints specified in the plan.

Holders

As of February 28 , 2021, there were approximately 1,671 holders of record of FNCB’s common shares. Because many of FNCB’s shares are held by brokers and other institutions on behalf of shareholders, FNCB is unable to estimate the total number of shareholders represented by these record holders.

Dividends

Dividends declared and paid were $4.4 million, or $0.22 per share, in 2020 and $4.0 million, or $0.20 per share, in 2019. The dividend payout ratio was 29.0% for the year ended December 31, 2020 and 36.4% for the year ended December 31, 2019. It is the present intent of the Board of Directors to continue paying quarterly dividends going forward. However, FNCB’s ability to declare and pay future dividends is dependent upon earnings, financial position, appropriate restrictions under applicable laws, legal and regulatory restrictions and other factors relevant at the time FNCB’s Board of Directors considers any declaration of any dividends. For a further discussion of FNCB’s and the Bank’s dividend restrictions, refer to Note 14, “Regulatory Matters/Subsequent Events” in the notes to consolidated financial statements in this Annual Report on Form 10-K.

On January 27, 2021, the Board of Directors declared a dividend of $0.06 per share for the first quarter of 2021. The dividend is payable on March 15, 2021 to shareholders of record as of March 1, 2021.

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

	For the Years Ended December 31,
(dollars in thousands, except per share data)	2020	2019	2018	2017	2016
Balance Sheet Data:
Total assets	$1,465,679	$1,203,541	$1,237,732	$1,162,305	$1,195,599
Available-for-sale debt securities	350,035	272,839	296,032	290,387	276,015
Net loans	889,152	819,529	829,581	761,609	722,860
Total deposits	1,287,448	1,001,709	1,095,629	1,002,448	1,015,139
Borrowed funds	10,310	57,219	34,240	60,278	78,847
Shareholders' equity	155,860	133,607	97,219	89,191	90,371

Income Statement Data:
Interest income	$46,338	$46,056	$45,085	$37,848	$34,748
Interest expense	6,160	9,796	8,578	4,800	4,197
Net interest income before provision for loan and lease losses	40,178	36,260	36,507	33,048	30,551
Provision for loan and lease losses	1,941	797	2,550	769	1,153
Non-interest income	9,250	7,620	11,790	7,225	6,203
Non-interest expense	28,915	29,682	29,327	28,069	27,545
Income before income taxes	18,572	13,401	16,420	11,435	8,056
Income tax expense	3,225	2,326	3,071	11,288	1,747
Net income	15,347	11,075	13,349	147	6,309
Earnings per share, basic and diluted	0.76	0.56	0.79	0.01	0.38

Capital and Related Ratios:
Cash dividends declared per share	$0.22	$0.20	$0.17	$0.13	$0.09
Book value per share	7.70	6.62	5.78	5.32	5.43
Tier I leverage ratio (FNCB Bank only)	9.57%	10.36%	8.27%	8.24%	8.63%
Total risk-based capital to risk-adjusted assets (FNCB Bank only)	15.79%	13.70%	12.17%	12.49%	12.81%
Average equity to average total assets (1)	10.61%	10.32%	7.10%	8.36%	8.42%
Tangible equity to tangible assets	10.63%	11.10%	7.85%	7.67%	7.56%

Selected Performance Ratios:
Return on average assets (1)	1.13%	0.92%	1.09%	0.01%	0.57%
Return on average equity (1)	10.66%	8.88%	15.38%	0.15%	6.82%
Net interest margin (2) (3)	3.35%	3.29%	3.22%	3.23%	3.13%
Noninterest income/operating income (2)	18.42%	17.19%	20.56%	15.79%	14.88%

Asset Quality Ratios:
Allowance for loan and lease losses/total loans	1.33%	1.08%	1.13%	1.17%	1.15%
Nonperforming loans/total loans	0.62%	1.10%	0.56%	0.34%	0.31%
Allowance for loan and lease losses/nonperforming loans	214.12%	98.53%	202.7%	350.43%	376.86%
Net (recoveries) charge-offs/average loans	(0.12)%	0.16%	0.25%	0.02%	0.21%
Loan loss provision/net (recoveries) charge-offs	(183.29)%	58.35%	123.49%	499.35%	75.66%

(1) Average balances were calculated using average daily balances. Average balances for loans include non-accrual loans.
(2) Tax-equivalent adjustments were calculated using rates of 21.0 percent for 2020, 2019 & 2018 and 34.0 percent for prior years.
(3) Ratio for 2019 reflects a revision to the average balance of earning assets to reclassify $4,794 in certain average deposits in other banks from interest-bearing deposits in other banks to non-earning assets.

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

FNCB is in the business of providing customary retail and commercial banking services to individuals, businesses and local governments and municipalities through 17 full-service branch offices operated by FNCB Bank, FNCB's wholly-owned subsidiary, within its primary market area, Northeastern Pennsylvania.

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

On a quarterly basis, management evaluates individual investment securities in an unrealized loss position for other than temporary impairment (“OTTI”). The evaluation for OTTI requires the use of various assumptions, including but not limited to, the length of time an investment’s fair value is less than book value, the severity of the investment’s decline, any credit deterioration of the issuer, whether management intends to sell the security, and whether it is more-likely-than-not that FNCB will be required to sell the security prior to recovery of its amortized cost basis. Debt investment securities deemed to have OTTI are written down by the impairment related to the estimated credit loss, and the non-credit related impairment loss is recognized in other comprehensive income. FNCB did not recognize any OTTI charges on investment securities for years ended December 31, 2020 and 2019 within the consolidated statements of income.

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

FNCB records an income tax provision or benefit based on the amount of tax currently payable or receivable and the change in deferred tax assets and liabilities. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes. Management conducts quarterly assessments of all available positive and negative evidence to determine the amount of deferred tax assets that will more likely than not be realized. FNCB establishes a valuation allowance for deferred tax assets and records a charge to income if management determines, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, management considers past operating results, estimates of future taxable income based on approved business plans, future capital requirements and ongoing tax planning strategies. This evaluation process involves significant management judgment about assumptions that are subject to change from period to period depending on the related circumstances. The recognition of deferred tax assets requires management to make significant assumptions and judgments about future earnings, the periods in which items will impact taxable income, future corporate tax rates, and the application of inherently complex tax laws. The use of different estimates can result in changes in the amounts of deferred tax items recognized, which may result in equity and earnings volatility because such changes are reported in current period earnings. Management’s evaluation as of December 31, 2020 and 2019 concluded that no valuation allowance was necessary for net deferred tax assets.

In connection with determining the income tax provision or benefit, management considers maintaining liabilities for uncertain tax positions and tax strategies that it believes contain an element of uncertainty. Periodically, management evaluates each of FNCB’s tax positions and strategies to determine whether a liability for uncertain tax benefits is required. As of December 31, 2020 and 2019, management determined that FNCB did not have any uncertain tax positions or tax strategies and that no liability was required to be recorded.

See Note 2, “Summary of Significant Accounting Policies” and Note 10, “Income Taxes” of the notes to consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data” to this Annual Report on Form 10-K for additional information about the accounting for income taxes.

New Authoritative Accounting Guidance and Accounting Guidance to be Adopted in Future Periods

For information regarding new authoritative accounting guidance adopted by FNCB during the year ended December 31, 2020 and accounting guidance that FNCB will adopt in future periods, see Note 2, “Summary of Significant Accounting Policies” of the notes to consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data” to this Annual Report on Form 10-K.

Impact of COVID-19 and FNCB's response to the pandemic

In March 2020, the outbreak of the novel Coronavirus Disease 2019 ("COVID-19") was recognized as a pandemic by the World Health Organization. The spread of COVID-19 has created a global public health crisis that has resulted in, and continues to pose, unprecedented uncertainty, volatility and disruption in financial markets and in governmental, commercial and consumer activity in the United States and globally, including the markets that FNCB serves. Federal, state and local authorities have responded to the pandemic by mandating the closure of non-essential businesses and schools, travel restrictions, limitations on public gatherings, and social distancing protocols. These governmental restrictions, coupled with fear of contracting the virus, resulted in a disruption in financial markets including the rapid decline in commercial and consumer activity, loss of revenues by businesses, a severe spike in unemployment, global supply chain and market volatility. The federal government has taken several actions designed to mitigate the impact of the economic disruption. Specifically, the Federal Open Market Committee ("FOMC") responded by aggressively cutting the federal funds target rate 150 basis points in two emergency actions including a 50-basis point reduction on March 3, 2020; and a 100 basis point reduction on March 15, 2020. The federal funds target rate remained at 0.00% to 0.25% from this point through December 31, 2020. Additionally, on March 27, 2020, the Coronavirus Aid, Relief, and Economic Security ("CARES") Act, a $2.0 trillion legislative package, was signed into law. The CARES Act contains substantial tax and spending provisions including direct financial aid to American families, extensive emergency funding for hospitals and medical providers, and economic stimulus to significantly impacted industry sectors. Additionally, on December 27, 2020, the Consolidated Appropriations Act of 2021 ("CA Act") was signed into law and authorized more than $900 billion in additional economic relief to small businesses and consumers.

As a financial institution, FNCB is considered essential and has remained open for business and is operating under its pandemic preparedness plan. To ensure the financial needs of its customers are addressed in a safe and consistent manner, the Bank's offices are open for regular business, with administrative, lending and community branch offices adhering to federal, state, and local governmental guidelines and social distancing mandates. However, in order to limit the spread of COVID-19 customers are encouraged to utilize FNCB's drive-thru facilities, automated teller machines, Customer Care center, remote deposit capture and online banking, including online account opening and chat capabilities, and mobile banking applications. FNCB is also providing the necessary technology, when needed, to its operational staff to work remotely in a secure environment. As of December 31, 2020, FNCB did not face any material resource constraints through the implementation of its pandemic preparedness plan. Throughout the year ended December 31, 2020, FNCB incurred COVID-19-related expenses including stay-at-home pay, computer-related costs, cleaning and sanitizing facilities and safety supplies, none of which were considered material. COVID-19 related expenses are included in non-interest expense in the consolidated statements of income. Additionally, FNCB has not tested for and has not identified any material operational or internal control challenges or risks, nor does it anticipate any significant challenges to its ability to maintain its systems and controls, related to operational changes resulting from the continued implementation of the pandemic preparedness plan.

Bank regulators issued guidance and have encouraged banks to work prudently with, and provide short-term payment accommodations to, borrowers affected by COVID-19. Additionally, provisions under the CARES Act originally allowed banks providing borrowers with a COVID-19 related modification to elect to not classify any such modification as a trouble debt restructuring ("TDR") if the loan was not more than 30 days past due at December 31, 2019 and the modification was executed between March 1, 2020, the date the President of the United States declared the COVID-19 pandemic a national emergency, and the earlier of 60 days after the date of termination of this national emergency, or December 31, 2020. The CA Act extended TDR relief provided under Section 4013 of the CARES Act through January 1, 2022, or 60 days after the termination of the national emergency. FNCB has applied, and continues to apply, the provisions of Section 4013 of the CARES Act and is prudently working with borrowers affected by COVID-19 by providing payment accommodations and other modifications, including but not limited to, payment deferrals involving either interest-only or full payment deferral for periods of up to six months. While interest and fees will still accrue to income, under normal GAAP accounting, should eventual credit losses on these deferred payments emerge, interest income and fees accrued would need to be reversed. As a result, interest income in future periods could be negatively impacted. While FNCB is unable to determine the effect of such an impact on its financial condition or results of operations at this time, it recognizes that the sustained economic impact may affect its borrowers’ ability to repay in future periods.

The CARES Act includes the Paycheck Protection Program ("PPP"), a program administered by the Small Business Administration ("SBA") designed to aid small- and medium-sized businesses through federally guaranteed loans distributed through banks. These loans were intended to guarantee up to 24 weeks of payroll and other costs to help those businesses remain viable and allow their workers to pay their bills. As an SBA Lender, the Bank actively participated in PPP loans assisting our small business community in securing this important funding. As of December 31, 2020, FNCB was able to serve 1,002 small business customers with PPP loans totaling $118.6 million. The CA Act that was enacted on December 27, 2020 provides an additional $284.6 billion in PPP funding to small businesses, including borrowers that previously received a PPP loan under the first round of funding. On January 19, 2021, FNCB began originating PPP loans as part of the second round of funding and as of February 28, 2021, has underwritten, submitted and received SBA approval for 400 loans representing approximately $52.7 million in funding. It is FNCB's understanding that loans funded through the PPP are fully guaranteed by the United States government. Should those circumstances change, FNCB could be required to increase its allowance for loan and lease losses related to these loans resulting in an increase in the provision for loan and lease losses.

The initial draw period of the first round of the PPP closed on August 8, 2020, and the SBA began accepting applications for forgiveness. FNCB notified and began providing ongoing assistance to customers with the forgiveness application process. As of December 31, 2020, FNCB had submitted 338 forgiveness applications to the SBA for PPP loans totaling $53.9 million and had received approval or funding from the SBA associated with a portion of these loans totaling $40.0 million. Additionally, the CA Act contains provisions that have simplified the forgiveness process for PPP loans under $150 thousand.

The Federal Reserve Bank also provided support lending to small and mid-sized businesses and not-for-profit organizations impacted by the COVID-19 pandemic through the Main Street Lending Program. Specifically, the Main Street Business Lending Program provides for five loan facilities with total potential funding of up to $600 billion. The Main Street New Loan Facility ("MSNLF"), the Main Street Priority Loan Facility ("MSPLF") and the Main Street Expanded Loan Facility ("MSELF") are three credit facilities that provide eligible business borrowers impacted by COVID-19 with financing in amounts ranging from $250 thousand to $300 million, depending on the facility. Terms of all three facilities include Federal Reserve Bank participation of 95.0%, lender participation of 5.0%, a maturity of 5 years, principal deferral for two years, interest deferral for one year and an adjustable interest rate based on one- or three-month LIBOR plus 300 basis points. Similarly, the Nonprofit Organization New Loan Facility ("NONLF") and the Nonprofit Organization Expanded Loan Facility ("NOELF") provide eligible not-for-profit organizations with financing in amounts ranging from $250 thousand to $10 million. The Bank had received approval from the Federal Reserve Bank as a participating lender in the Main Street Lending Program. During the second half of 2020, FNCB originated five MSPLF loans with an aggregate principal balance of $85.9 million and retained 5.0% of the outstanding principal balance or $4.3 million which was outstanding as of December 31, 2020. FNCB engaged an independent third-party loan review firm to confirm satisfactory underwriting and risk management practices were employed by management in the origination of these loans.

Fallout from the COVID-19 pandemic continues to impact national, regional and local economies, as the number of confirmed cases spiked at the end of 2020 into early 2021. Management continues to monitor the loan portfolio in order to identify potential weakness and track exposures to borrowers and industries that may be impacted more acutely than others. Additionally, management continues to proactively reach out to specific borrowers to provide guidance and assistance as appropriate.  On a portfolio level, management continues to monitor aggregate exposures to highly sensitive segments, such as hotels and hospitality, for changes in asset quality and payment performance, and liquidity levels. Management monitors unfunded commitments such as lines of credit and overdraft protection to determine liquidity and funding issues that may arise with our customers. FNCB engaged an independent third-party consultant to perform a Credit Stress Test analysis of the loan portfolio as of March 31, 2020 to assist management with evaluating the ALLL and capital planning with regard to any potential impacts of COVID-19 on the portfolio. Should economic conditions worsen, FNCB could experience further increases in its required allowance for loan and lease losses and record additional provisions for loan and lease losses. It is possible that FNCB’s asset quality metrics could be materially and adversely impacted in future periods if the effects of COVID-19 are prolonged.

Management expects the COVID-19 pandemic, as well as certain provisions of the CARES Act, CA Act and other recent legislative and regulatory relief efforts, to have a material impact on FNCB's operations. The full impact is unknown, continues to evolve and will be contingent upon the duration and severity of the economic downturn. At this time, management cannot determine or estimate the full magnitude of the impact and cannot provide any assurances as to how the crisis may ultimately affect FNCB's results of operations or financial position. The FNCB team will continue to work diligently to address any issues related to the COVID-19 pandemic in a safe and sound manner as they arise. Management believes that FNCB's balance sheet and capital position are strong and will allow FNCB to withstand the challenges that may be presented.

EXECUTIVE OVERVIEW

The following overview should be read in conjunction with this MD&A in its entirety.

Results of Operations

Despite a very challenging operating environment due to the COVID-19 pandemic, FNCB exhibited strong earnings performance in 2020.  Net income in 2020  amounted to $15.3 million, or $0.76 per diluted common share, an increase of $4.2 million, or 38.6%, compared to $11.1 million, or $0.56 per diluted common share, in 2019. The increase in 2020 net income compared to 2019 was primarily attributable to increases in net interest income and non-interest income and a decrease in non-interest expense. These positive factors were partially offset by increases in the provision for loan and lease losses and income tax expense. Net interest income was $40.2 million in 2020, an increase of $3.9 million, or 10.8%, from $36.3 million in 2019, which was primarily due to a $3.6 million, or 37.1% reduction in total interest expense. Net interest income was also favorably impacted by $1.2 million in net loan origination fees associated with PPP loans that was recognized upon forgiveness. Non-interest income increased $1.6 million, or 21.4%, to $9.2 million in 2020 from $7.6 million in 2019. The year over year increase in non-interest income largely reflected increases in net gains on equity securities, net gains on the sales of available-for-sale debt securities and mortgage loans held for sale, and deposit service charges, partially offset by a reduction in loan referral fees/interest rate swap revenue. Non-interest expense decreased $767 thousand, or 2.6%, to $28.9 million in 2020 from $29.7 million in 2019, which primarily reflected lower salaries and employee benefits, data processing costs and other operating expenses, partially offset by increases in occupancy, equipment and bank shares tax expenses. The provision for loan and lease losses increased $1.1 million to $1.9 million in 2020, from $0.8 million in 2019, which reflected additional credit provisioning in response to uncertainty brought on by the COVID-19 global pandemic. Income tax expense increased $0.9 million, or 38.6%, to $3.2 million in 2020 as compared to $2.3 million in 2019.

Return on average assets and return on average shareholders’ equity equaled 1.13% and 10.66%, respectively, in 2020, compared to 0.92% and 8.88%, respectively, in 2019.  FNCB paid dividends to holders of common stock of $0.22 per share in 2020, an increase of $0.02 per share, or 10.0%, compared to $0.20 per share in 2019. Total dividends declared and paid in 2020 equated to a dividend yield of approximately 3.44% based on the closing stock price of $6.40 per share on December 31, 2020. The dividend payout ratio was 29.0% in 2020 compared to 36.4% in 2019.

Balance Sheet Profile

Total assets increased $262.1 million, or 21.8%, to $1.466 billion at December 31, 2020 from $1.204 billion at December 31, 2019. The balance sheet expansion primarily reflected a strong inflow of deposits, a portion of which was used to purchase investment securities, fund loans and reduce borrowed funds, with the remainder resulting in a substantial increase in cash and cash equivalents. Specifically, cash and cash equivalents increased $121.2 million, or 350.8% to $155.8 million at December 31, 2020 from $34.6 million at December 31, 2019.  Available-for-sale debt securities increased $77.2 million, or 28.3%, to $350.0 million at December 31, 2020 from $272.8 million at December 31, 2019. In addition, loans, net of net deferred costs and unearned income, increased $72.6 million, or 8.8%, to $901.1 million at December 31, 2020 from $828.5 million at December 31, 2019 Total deposits increased $285.7 million, or 28.5%, to $1.287 billion at December 31, 2020 from $1.002 billion at December 31, 2019. Borrowed funds decreased $46.9 million, or 82.0% to $10.3 million at December 31, 2020, compared to $57.2 million at December 31, 2019, as FNCB used some of the excess liquidity to repay FHLB of Pittsburgh advances. FNCB had no term or overnight borrowings through the Federal Home Loan Bank of Pittsburgh ("FHLB") outstanding at December 31, 2020.

Total shareholders’ equity increased $22.3 million, or 16.7%, to $155.9 million at December 31, 2020 from $133.6 million at December 31, 2019. Contributing to the increase in capital was net income in 2020 of $15.3 million and a $10.8 million increase in accumulated other comprehensive income related primarily to appreciation in the fair value of available-for-sale debt securities, net of deferred taxes, partially offset by year-to-date dividends declared of $4.4 million. At December 31, 2020, FNCB Bank’s total risk-based capital ratio and the Tier 1 leverage ratio were 15.79% and 9.57%, respectively, which exceeded the 10.00% and 5.00% required to be well capitalized under the prompt corrective action provisions of the Basel III capital framework for U.S. banking organizations.

Management’s Focus in 2020

In 2020, FNCB Bank, FNCB's wholly-owned subsidiary, celebrated its 110th anniversary as a community bank serving the local communities in northeastern Pennsylvania with its mission to make the banking experience for customers "simply better". The celebration was tempered by COVID-19 as FNCB operated under its pandemic preparedness plan for the majority of 2020, which has continued into 2021. While managing the many challenges brought on by the spread of the virus, or by governmental, regulatory and customer response to the pandemic, FNCB's main focus in 2020 was to protect the health and safety of our customers and employees, provide support and assistance to businesses and others within the community, and respond to the abrupt shift in how bank products and services are delivered to the customer.

FNCB participated in the SBA's PPP, which resulted in the origination of 1,002 loans representing approximately $118.6 million in funding under the initial round of this program, that directly assisted local owners of small- and medium-sized businesses. Additionally, in the second half of 2020 when the SBA began accepting applications for forgiveness, FNCB implemented a digital, cloud-based management tool to facilitate the entire forgiveness process, providing customers with direct access to educational materials and the ability to easily upload required documents. As of December 31, 2020, FNCB had received $40.0 million in borrower forgiveness from the SBA and anticipate that the remaining PPP loan balances will qualify for borrower forgiveness under the guidelines of the program in 2021. In addition, FNCB became one of eleven select lenders in the Commonwealth of Pennsylvania approved to participate in the Federal Reserve's Main Street Lending Program. In addition to these governmental programs, FNCB worked directly with borrowers to provide loan payment deferral modifications under Section 1048 of the Cares Act to qualifying commercial and consumer loan customers experiencing financial disruption due to the COVID-19 pandemic.

Initiatives to improve the customer experience included expanding and enhancing FNCB's electronic and traditional product and service offerings that became vital to our customers during this unprecedented time. In addition to already providing customers with electronic payment options including Apple Pay®, Google Pay®, and Samsung Pay®, during the third quarter of 2020, the Bank partnered with Zelle®, a fast, secure and contact free way to send and receive money between trusted parties. In addition, FNCB began expanding utilization of online account opening and facilitating the PPP loan origination and forgiveness process through the use of digital signatures. With regard to creating long-term shareholder value, management has been focused on strategic business market opportunities to drive FNCB's financial performance through efficient balance sheet and interest rate risk management, growth and diversification of non-interest revenue streams, as well as enhancing the marketability and liquidity of FNCB's stock, which has aided the strong earnings performance.

Focus for 2021

Looking ahead to 2021, maintaining a safe environment for both staff and customers will remain a top priority, as well as continuing to enhance FNCB's digital banking platforms to respond to evolving customer demands. FNCB expanded the digital cloud-based PPP forgiveness tool to include functionality for the application process for additional PPP funding that was approved under the CA Act  on December 27, 2020. On January 19, 2021, FNCB began originating loans under the second round of PPP funding and as of February 28, 2021, has underwritten, submitted and received approval for 400 loans representing approximately $52.7 million in funding. FNCB will continue to assist business customers through the forgiveness process and with the second round of funding, as well as work prudently with customers requesting further payment accommodations. In 2021, FNCB expects to benefit from the recognition of approximately $3.0 million in remaining net loan origination fees from the first round of PPP loans, and will continue to focus on improving efficiency and effectively navigating impending margin compression resulting from the low-interest rate environment. Additional areas of focus for 2021 include continuing to enhance the customer experience through implementation of a comprehensive digital strategy, strengthening our customer base and building existing customer wallet share, as well as a renewed focus on leadership and organizational development. To this point, early in 2021, FNCB announced the appointment of a new Chief Banking Officer to its Executive Management Team. The Chief Banking Officer, who has extensive retail financial sales and managerial experience will oversee, FNCB's commercial lending, retail lending and retail banking units.

Stock Repurchase Program

FNCB is continuously focused on creating long-term shareholder value. With this in mind, on January 27, 2021, FNCB's Board of Directors authorized a stock repurchase program. The program provides for the purchase of up to 975,000 shares of FNCB's outstanding common stock in open market transactions beginning on February 3, 2021 and ending on December 31, 2021. Repurchases are made pursuant to a trading plan that was adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. Acquisitions under the program will be administered through an independent broker at prevailing market prices.  Repurchases are subject to SEC regulations as well as certain price, market volume and timing constraints specified in the trading plan. Under the program, the purchases will be funded from available working capital presently available to FNCB, and the repurchased shares will be returned to the status of authorized but unissued shares of Common Stock. There is not a guarantee as to the exact number of shares that will be repurchased by FNCB, and FNCB may discontinue purchases at any time that management determines additional repurchases are no longer warranted.

SUMMARY OF FINANCIAL PERFORMANCE

Net Interest Income

Net interest income is the difference between (i) interest income, interest and fees on interest-earning assets, and (ii) interest expense, interest paid on deposits and borrowed funds. Net interest income represents the largest component of FNCB’s operating income and, as such, is the primary determinant of profitability. Net interest income is impacted by variations in the volume, rate and composition of earning assets and interest-bearing liabilities, changes in general market rates and the level of non-performing assets. Interest income is shown on a fully tax-equivalent basis using the corporate statutory tax rate of 21.0% in 2020, 2019 and 2018.

In 2020, in response to economic fallout from the global pandemic, the Federal Open Market Committee (“FOMC”) reduced the federal funds target rate a total of 150 basis points in two emergency actions: a 50 basis point decrease on March 3, 2020 followed by another 100 basis point decrease on March 16, 2020. The federal funds target rate remained at 0.00% to 0.25% from this point through the remainder of 2020. These actions resulted in a corresponding decrease in the national prime rate to 3.25% at December 31, 2020 from 4.75% at December 31, 2019. As a result, FNCB experienced a decrease in loan yields throughout 2020, compared to 2019. In addition, loan yields were impacted by the origination and funding of low-yielding PPP loans with a rate of 1.0%, offset by the recognition of net loan origination fees associated with a portion of these loans that were forgiven by the SBA. The Bank remained competitive in deposit rate offerings, parallel to market conditions and a surplus of liquidity within the industry. As a result, FNCB experienced a decrease in funding costs across interest-bearing deposits.

Tax-equivalent net interest income increased in 2020, by $4.3 million, or 11.7%, to $41.0 million compared to $36.7 million in 2019. The increase in tax-equivalent net interest income primarily reflected a $3.6 million decrease in interest expense, coupled with a $0.6 million increase in tax-equivalent interest income. The decrease in interest expense largely reflected significant reductions in the rates paid on interest-bearing demand deposits, time deposits, and borrowed funds. Also factoring into the decrease in interest expense was a decrease in the average balance of higher-costing borrowed funds. Average borrowed funds decreased $12.3 million, or 19.4%, to $51.3 million in 2020 from $63.6 million in 2019. Due to the decrease in deposit rates, FNCB experienced some deposit migration, as customers redirected maturing time deposits into non-maturity deposits. Tax-equivalent interest income in 2020 was negatively impacted by lower rates on average earning assets, which was more than entirely offset by the increase in the overall volumes of average earning assets. FNCB’s tax-equivalent interest margin increased 6 basis points to 3.35% in 2020 from 3.29% in 2019. Tax-equivalent net interest margin, a key measurement used in the banking industry to measure income from earning assets relative to the cost to fund those assets, is calculated by dividing tax-equivalent net interest income by average interest-earning assets. Additionally, rate spread, the difference between the average yield on interest-earning assets shown on a fully tax-equivalent basis and the average cost of interest-bearing liabilities, increased 13 basis points to 3.21% in 2020 compared to 3.08% in 2019.

A decrease in funding costs was the driving factor that lead to the $3.6 million, or 37.1%, decrease in interest expense to $6.2 million in 2020 from $9.8 million in 2019. Rates paid on interest-bearing deposits decreased 37 basis points to 0.59% in 2020 from 0.96% in 2019, resulting in a corresponding decrease to interest expense of $2.8 million. The decrease in deposit rates was concentrated in other time deposits, which decreased 38 basis points to 1.22% in 2020, compared to 1.60% in 2019. In addition, interest-bearing demand deposits, decreased 33 basis points to 0.48% in 2020 as compared to 0.81% in 2019. The reduction in rates paid on time deposits and interest-bearing demand deposits contributed $1.9 million and $0.8 million to the overall decrease in interest expense due to changes in interest rates. The rate paid on savings deposits decreased slightly to 0.10% in 2020 compared to 0.13% in 2019 but had minimal impact on interest expense. Additionally, the rate paid on borrowed funds decreased 119 basis points to 1.47% in 2020 from 2.66% in 2019, contributing $0.6 million to the overall decrease in interest expense. Also contributing to the decrease to interest expense was a $12.3 million, or 19.4%, decrease in the average balance of other borrowed funds to $51.3 million in 2020 from $63.6 million in 2019, which led to a corresponding decrease in interest expense of $0.3 million. While FNCB experienced significant deposit growth, changes in average volumes of interest-bearing deposits resulted in only a negligible increase to interest expense, which reflected the deposit migration experienced in 2020. Total average interest-bearing deposits increased $63.7 million, or 7.5%, to $908.5 million in 2020 from $844.8 million in 2019, which resulted in an $86 thousand increase in interest expense. Specifically, the average balance of time deposits decreased $43.0 million, or 18.1%, to $195.1 million in 2020 from $238.1 million in 2019. The decrease in average time deposits resulted in a corresponding decrease to interest expense of $0.6 million, which was more than entirely offset by a $98.0 million, or 19.1%, increase in average interest-bearing demand deposits to $611.5 million in 2020 as compared to $513.5 million in 2019, which caused an increase to interest expense by $0.7 million.

Tax-equivalent interest income increased $0.6 million, or 1.4%, to $47.1 million in 2020 from $46.5 million in 2019, which reflected higher volumes of average earning assets, partially offset by lower earning asset yields. Average earning assets increased $106.2 million, or 9.5%, to $1.223 billion in 2020 from $1.117 billion in 2019, resulting in a corresponding increase to tax-equivalent interest income of $4.5 million. However, the tax-equivalent yield on earning assets fell 31 basis points to 3.85% in 2020 from 4.16% in 2019, which caused a partially offsetting decrease to tax-equivalent interest income of $3.9 million. Changes in the composition of FNCB's investments portfolio was able to mitigate the impact of lower market rates. Overall, changes in volumes and rates on the the investment portfolio contributed $1.0 million in tax-equivalent interest income. Specifically, average investments increased $22.8 million, or 8.2% to $302.2 million in 2020 from $279.4 million in 2019, primarily due to the increase in tax-free securities, which averaged $51.4 million in 2020 compared to $4.6 million in 2019. Conversely, taxable securities averaged $250.9 million in 2020, a decrease of $23.8 million, or 8.7%, from $274.7 million in 2019. The shift in composition of FNCB's investment portfolio reflected the change in its income tax position, as the majority of available NOL carryforwards were consumed in 2020. The tax-equivalent yield on the investment portfolio increased 10 basis points to 3.00% in 2020 from 2.90% in 2019. Conversely, changes in volumes and rates on the loan portfolio and interest-bearing deposits in other banks resulted in decreases to tax-equivalent interest income of $0.2 million each. Specifically, average loans increased $82.0 million, or 9.9%, to $911.4 million in 2020 compared to $829.4 million in 2019, resulting in a corresponding increase to tax-equivalent interest income of $3.6 million. The tax-equivalent yield earned on the loan portfolio decreased 43 basis points to 4.18% in 2020 from 4.61% in 2019, which caused a decrease to tax-equivalent interest income of $3.8 million. The impact on changes in loan volumes and rates largely reflected the origination of PPP loans. PPP loans, which carry an interest rate of 1.00%, averaged $76.9 million in 2020. Including amortization of net origination fees associated with PPP loans of $1.2 million, the yield on PPP loans was 2.61% in 2020. Tax-equivalent yield on average interest-bearing deposits decreased 208 basis points to 0.30% in 2020 from 2.38% in 2019, resulting in a $195 thousand decrease in tax equivalent interest income, which was slightly offset by the $1.3 million, or 16.4%, increase in volume to $9.2 million in 2020 from $7.9 million in 2019.

Non-accrual loans

The interest income that would have been earned on non-accrual and restructured loans, had these loans performed in accordance with their original terms approximated $0.4 million for both years ended December 31, 2020 and 2019. Additionally, interest income recognized on impaired loans based on payments received approximated $0.4 million for both years ended December 31, 2020 and 2019.

The following table presents the components of net interest income for the three years ended December 31, 2020, 2019 and 2018:

Summary of Net Interest Income

	For the Year Ended December 31,
	2020			2019			2018
	Average		Yield/	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost
Assets:
Earning assets (2)(3)
Loans-taxable (4)	$863,702	$35,980	4.17%	$784,124	$36,332	4.63%	$783,438	$34,714	4.43%
Loans-tax free (4)	47,669	2,070	4.34%	45,246	1,881	4.16%	52,251	2,110	4.04%
Total loans (1)(2)	911,371	38,050	4.18%	829,370	38,213	4.61%	835,689	36,824	4.41%
Securities-taxable	250,881	7,322	2.92%	274,739	7,901	2.88%	302,418	8,483	2.81%
Securities-tax free	51,367	1,738	3.38%	4,618	189	4.09%	4,087	168	4.11%
Total securities (1)(5)	302,248	9,060	3.00%	279,357	8,090	2.90%	306,505	8,651	2.82%
Interest-bearing deposits in other banks (6)	9,203	28	0.30%	7,910	188	2.38%	4,667	88	1.89%
Total earning assets	1,222,822	47,138	3.85%	1,116,637	46,491	4.16%	1,146,861	45,563	3.97%
Non-earning assets	145,227			101,273			84,283
Allowance for loan and lease losses	(10,867)			(9,359)			(9,584)
Total assets	$1,357,182			$1,208,551			$1,221,560

Liabilities and Shareholders' Equity:
Interest-bearing liabilities
Interest-bearing demand deposits	$611,511	2,933	0.48%	$513,542	4,167	0.81%	$502,978	2,881	0.57%
Savings deposits	101,847	97	0.10%	93,114	124	0.13%	98,927	133	0.13%
Time deposits	195,140	2,374	1.22%	238,145	3,810	1.60%	236,162	2,911	1.23%
Total interest-bearing deposits	908,498	5,404	0.59%	844,801	8,101	0.96%	838,067	5,925	0.71%
Borrowed funds and other interest-bearing liabilities	51,287	756	1.47%	63,640	1,695	2.66%	119,573	2,653	2.22%
Total interest-bearing liabilities	959,785	6,160	0.64%	908,441	9,796	1.08%	957,640	8,578	0.90%
Demand deposits	242,017			164,035			168,313
Other liabilities	11,368			11,395			8,831
Shareholders' equity	144,012			124,680			86,776
Total liabilities and shareholders' equity	$1,357,182			$1,208,551			$1,221,560
Net interest income/interest rate spread (6)(7)		40,978	3.21%		36,695	3.08%		36,985	3.07%
Tax equivalent adjustment		(800)			(435)			(478)
Net interest income as reported		$40,178			$36,260			$36,507

Net interest margin (6)(8)			3.35%			3.29%			3.22%

(1)	Interest income is presented on a tax-equivalent basis using a 21% rate.
(2)	Loans are stated net of unearned income.
(3)	Non-accrual loans are included in loans within earning assets.
(4)	Interest income on loans includes net loan fees of $467 in 2020, and net loan costs of $1,467 in 2019 and $1,650 in 2018.
(5)	The yields for securities that are classified as available for sale are based on the average historical amortized cost.
(6)	Information for 2019 includes revisions to average balances to reclassify certain average deposits in other banks from interest-bearing deposits in other banks to non-earning assets in the amount of $4,794.
(7)	Interest rate spread represents the difference between the average yield on interest earning assets and the cost of average interest bearing liabilities and is presented on a tax equivalent basis.
(8)	Net interest income as a percentage of total average interest earning assets.

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

Rate Volume Analysis

	For the Year Ended December 31,
	2020 vs. 2019			2019 vs. 2018
	Increase (Decrease) Due to Change in			Increase (Decrease) Due to Change in
(in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loans-taxable	$3,501	$(3,853)	$(352)	$30	$1,588	$1,618
Loans-tax free	103	86	189	(290)	61	(229)
Total loans	3,604	(3,767)	(163)	(260)	1,649	1,389
Securities-taxable	(695)	116	(579)	(792)	210	(582)
Securities-tax free	1,587	(38)	1,549	22	(1)	21
Total securities	892	78	970	(770)	209	(561)
Interest-bearing deposits in other banks	35	(195)	(160)	73	27	100
Total interest income	4,531	(3,884)	647	(957)	1,885	928

Interest expense:
Interest-bearing demand deposits	692	(1,926)	(1,234)	62	1,224	1,286
Savings deposits	11	(38)	(27)	(8)	(1)	(9)
Time deposits	(617)	(819)	(1,436)	25	874	899
Total interest-bearing deposits	86	(2,783)	(2,697)	79	2,097	2,176
Borrowed funds and other interest-bearing liabilities	(284)	(655)	(939)	(1,415)	457	(958)
Total interest expense	(198)	(3,438)	(3,636)	(1,336)	2,554	1,218
Net interest income	$4,729	$(446)	$4,283	$379	$(669)	$(290)

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

During 2020, management took into consideration the potential adverse impact that the COVID-19 pandemic has had on economic conditions in its application of FNCB's methodology on the allowance for loan and lease losses. Specifically, management tried to address this adverse impact by adjusting the qualitative factor associated with changes in national, local and business economic conditions and developments. In addition, management increased the unallocated portion of the ALLL to a maximum of 10.0% of the total allowance. Both actions have resulted in higher credit provisioning during the twelve months ended December 31, 2020. FNCB recorded a provision for loan and lease losses of $1.9 million for the year ended December 31, 2020, an increase of $1.1 million compared to $0.8 million for the year ended December 31, 2019.

Non-Interest Income

The following table presents the components of non-interest income for the years ended December 31, 2020 and 2019:

Components of Non-Interest Income

	Year Ended December 31,
(in thousands)	2020	2019
Deposit service charges	$3,252	$3,035
Net gain on the sale of available-for-sale securities	1,528	1,227
Net gain on equity securities	1,171	29
Net gain on the sale of mortgage loans held for sale	653	253
Net gain on the sale of other real estate owned	-	20
Loan-related fees	348	378
Income from bank-owned life insurance	482	520
Loan referral fees	390	703
Merchant services revenue	565	536
Other	861	919
Total non-interest income	$9,250	$7,620

For the year ended December 31, 2020, non-interest income increased $1.6 million to $9.2 million compared to $7.6 million for the year ended December 31, 2019. The 21.4% increase in non-interest income primarily reflected a $1.1 million increase in net gains on equity securities. Net gains on equity securities in 2020 included a $1.1 thousand gain recognized on FNCB's investment in the common stock of a privately held bank holding company as part of the completion of a merger and acquisition. Also contributing to the higher level of non-interest income were increases in the net gains realized on the sale of mortgage loans held for sale and available-for-sale debt securities, and an increase in deposit services charges. An increase in mortgage volume due to historically low interest rates, coupled with favorable pricing on the secondary market, led to a $400 thousand, or 158.1%, increase in net gains on the sale of mortgages held for sale to $653 thousand in 2020, compared to $253 thousand in 2019. Net gains on the sale of available-for-sale debt securities increased $301 thousand, or 24.5%, to $1.5 million in 2020 from $1.2 million in 2019.  With regard to deposit service charges, in the second half of 2019, FNCB engaged an independent third party to conduct a comprehensive evaluation of FNCB's non-interest income and fee structure to identify opportunities for enhancement.  Recommendations to the fee structure arising from this assessment were fully implemented prior to the beginning of 2020. FNCB also implemented an automated, dynamic overdraft management system in 2020. As a result, deposit service charges increased, $217 thousand, or 7.1%, to $3.2 million in 2020 compared to $3.0 million in 2019. The increase primarily reflected increases in ATM surcharge fees, service charges on consumer and business demand deposits and overdraft-related fees.

Partially offsetting the increases to non-interest income was a $313 thousand, or 44.5%, decline in loan referral fees/interest rate swap revenue to $390 thousand in 2020 from $703 thousand in 2019. Loan referral fees include fees received from third-party counterparties related to various commercial loan interest rate swap transactions and fees received for the referral of FHA residential mortgage loans to a third-party broker. The decrease in these fees reflected a reduction in both the number and volume of such transactions in 2020 as compared to 2019.

In 2019, FNCB also recorded a $114 thousand BOLI death benefit claim, included in other non-interest income. There were no BOLI death benefit claims in 2020.

Non-Interest Expense

The following table presents the major components of non-interest expense for the years ended December 31, 2020 and 2019:

Components of Non-Interest Expense

	Year Ended December 31,
(in thousands)	2020	2019
Salaries and employee benefits	$15,246	$15,518
Occupancy expense	2,052	1,948
Equipment expense	1,477	1,319
Advertising expense	685	738
Data processing expense	2,933	3,113
Bank shares tax	786	566
Professional fees	999	1,056
Other operating expenses	4,737	5,424
Total non-interest expense	$28,915	$29,682

Non-interest expense totaled $28.9 million in 2020, a decrease of $767 thousand, or 2.6%, from $29.7 million in 2019. The decrease resulted primarily from decreases in salaries and employee benefits, data processing expense and other operating expenses. Partially offsetting these decreases were increases in occupancy costs, equipment expenses and bank shares tax.

Salaries and employee benefits decreased $272 thousand, or 1.75%, to $15.2 million in 2020 from $15.5 million in 2019. The reduction in salaries and employee benefits was largely due to an increase in payroll-related costs that were deferred and amortized over the life of the loan under ASC 310-20, which primarily reflected the 1,002 PPP loans originated in 2020. Also impacting the decrease in salaries and employee benefits was a 7.5-person reduction in full-time equivalent employees, due primarily to COVID-19 limitations on branch operations. As a result, salary costs decreased $320 thousand, or 2.7%, to $11.7 million in 2020 from $12.0 million in 2019, and payroll taxes decreased $56 thousand, or 5.8%, to $906 thousand in 2020 from $962 thousand in 2019. Partially offsetting these factors were increases in employee incentive costs of $142 thousand, or 20.3%, health insurance expense of $121 thousand, or 10.1%, and retirement costs of $95 thousand, or 19.8%. At the end of 2020, the Board of Directors approved a special one-time bonus to each employee to convey appreciation during this unprecedented time, which included payments of $500 and $250 for each full-time and part-time employee, respectively. The total cost of this one-time incentive payment was $101 thousand, which accounted for the majority of the increase in incentive costs. In the fourth quarter of 2019, FNCB began self-insuring employee healthcare benefits through a consortium. The increase in health insurance expense reflected first year costs and timing differences of benefit billing and payments associated with the transition. The higher amount of retirement costs was due to increases in supplemental employee retirement plan ("SERP") contributions and changes  in FNCB's 401(k) plan including, an increase to the percentage for employer match and institution of an auto-enrollment feature upon hire.

Other operating expenses decreased $687 thousand, or 12.7%, to $4.7 million in 2020 from $5.4 million in 2019. The decrease was predominately due to a $538 thousand favorable swing in the provision for off-balance sheet commitments due to lower commitment volumes. FNCB recorded a credit for off-balance sheet commitments of $90 thousand in 2020 compared to a provision of $448 thousand in 2019.

Occupancy costs increased $104 thousand, or 5.4%, to $2.0 million in 2020 from $1.9 million in 2019, while equipment expenses increased $158 thousand, or 11.9%, to $1.5 million in 2020, compared to $1.3 million in 2019, reflecting a full-year of  depreciation expense for premises and furniture and equipment related to the new offices opened in mid-2019. In addition, COVID-19 related expenses such as the cleaning and sanitization of branch and administrative offices, the installation of health and safety equipment including hand sanitizing stations and plexiglass partitions, computer-related expenses to enable a remote work environment also factored into the increase in occupancy and equipment expense.

Bank shares tax also increased in 2020, to $786 thousand, up $220 thousand from $566 thousand recorded at December 31, 2019, which reflected an increase in capital at the Bank level.

Provision for Income Taxes

FNCB recorded income tax expense of $3.2 million in 2020, an increase of $899 thousand, or 38.6%, compared to $2.3 million in 2019. The increase in income tax expense was due to higher taxable income in 2020 as compared to 2019.

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

Management performed an evaluation of FNCB ’s deferred tax assets at December 31, 2020 taking into consideration both positive and negative evidence as of that date.  Based on this evaluation, management believes that FNCB's future taxable income will be sufficient to utilize deferred tax assets.  Accordingly, management concluded that no valuation allowance for deferred tax assets was required at December 31, 2020 or 2019.

FINANCIAL CONDITION

Total assets were $1.466 billion at December 31, 2020, an increase of $262.1 million, or 21.8%, from $1.204 billion at December 31, 2019. The increase in total assets resulted from the increase in interest-earning assets, specifically an increase in available-for-sale debt securities of $77.2 million, or 28.3%, to $350.0 million at December 31, 2020 from $272.8 million at December 31, 2019. Loans, net of the allowance for loan and lease losses, also increased by $69.6 million, or 8.5%, to $889.2 million at December 31, 2020 from $819.5 million at December 31, 2019. The increase was largely due to the origination of PPP loans, of which $76.0 million, net of net deferred origination fees, were outstanding at December 31, 2020. Cash and cash equivalents increased $121.2 million, or 350.8% to $155.8 million at December 31, 2020 from $34.6 million at December 31, 2019. Total deposits increased $285.7 million, or 28.5%, to $1.287 billion at December 31, 2020 from $1.002 billion at December 31, 2019. The increase in deposits was primarily attributable to increases in both interest-bearing and non-interest-bearing deposits.  Total borrowed funds decreased $46.9 million, or 82.0% to $10.3 million at December 31, 2020 from $57.2 million at December 31, 2019.  FNCB had no term or overnight borrowings through the FHLB of Pittsburgh outstanding as of December 31, 2020.

Total shareholders’ equity increased $22.3 million, or 16.7%, to $155.9 million at December 31, 2020 from $133.6 million at December 31, 2019.  The increase was due to net income in 2020 of $15.3 million and a $10.8 million increase in accumulated other comprehensive income related to appreciation in the fair value of available-for-sale debt securities, net of deferred taxes, partially offset by year-to-date dividends declared of $4.4 million. Dividends declared and paid by FNCB on its common stock totaled $0.22 per share in 2020, an increase of $0.02 per share, or 10.0%, compared to $0.20 per share in 2019. On January 27, 2021, the Board of Directors of FNCB declared a $0.06 per share dividend for the first quarter of 2021, which was a 9.1% increase compared to the $0.055 per share dividend declared for the first quarter of 2020. The first quarter 2021 dividend is payable on March 15, 2021 to shareholders of record on March 1, 2021.

Securities

FNCB’s investment securities portfolio provides a source of liquidity needed to meet expected loan demand and interest income to increase profitability. Additionally, the investment securities portfolio is used to meet pledging requirements to secure public deposits and for other purposes. Debt securities are classified as either held-to-maturity or available-for-sale at the time of purchase based on management's intent. Held-to-maturity securities are carried at amortized cost, while available-for-sale securities are carried at fair value, with unrealized holding gains and losses reported as a component of shareholders’ equity in accumulated other comprehensive income (loss), net of tax. At December 31, 2020 and 2019, all debt securities were classified as available-for-sale. Equity securities with readily determinable fair values are carried at fair value, with gains and losses due to fluctuations in market value included in the consolidated statements of income. Securities with limited marketability and/or restrictions, such as FHLB of Pittsburgh stock, are carried at cost. Decisions to purchase or sell investment securities are based upon management’s current assessment of long- and short-term economic and financial conditions, including the interest rate environment and asset/liability management, liquidity and tax-planning strategies.

At December 31, 2020, the investment portfolio was comprised principally of fixed-rate securities issued by U.S. government or U.S. government-sponsored agencies, which include mortgage-backed securities and residential and commercial CMOs, fixed-rate taxable and tax-free obligations of state and political subdivisions, private CMOs and corporate debt securities. Except for U.S. government and government-sponsored agencies, there were no securities of any individual issuer that exceeded 10.0% of shareholders’ equity as of December 31, 2020.

The investment portfolio is predominantly fixed-rate in nature. As such, FNCB's debt securities are inherently subject to interest rate risk, defined as the risk that an investment’s value will change due to a change in interest rates, in the spread between two rates and in the shape of the yield curve. A security’s value is usually affected inversely by changes in rates. U.S. Treasury rates fell significantly in the first quarter of 2020 in response to the outbreak of COVID-19, declaration of a national emergency and economic shutdown in March 2020. U.S. Treasury rates fluctuated slightly but hovered near historic lows for the remainder of 2020. Conversely, spreads between short- and long-term rates widened from the narrow margins exhibited in 2019, adding some minor slope to the yield curve. Specifically, the spread between the 2-year and 10-year U.S. Treasury rate, which was 0.34% at December 31, 2019 widened 46 basis points to 0.80% at December 31, 2020. The 2-year Treasury rate, which was 1.58% at December 31, 2019, fell 135 basis points to 0.23% at March 31, 2020 and decreased another 10 basis points to 0.13% at December 31, 2020. Meanwhile, the 10-year Treasury rate, which was 1.92% at December 31, 2019, dropped 122 basis points to 0.70% at March 31, 2020, but rebounded 23 basis points to 0.93% at December 31, 2020. Due to the decrease in rates comparing December 31, 2020 and 2019, FNCB experienced significant appreciation in the fair value of its investment portfolio. FNCB reported a net unrealized holding gain on its investment portfolio of $14.0 million, net of income taxes of $3.7 million at December 31, 2020, compared to a $3.1 million net unrealized holding gain, net of income taxes of $0.8 million, at December 31, 2019. However, any further increase in interest rates could result in depreciation in the fair value of FNCB’s securities portfolio and capital position.

The following table presents the carrying value of available-for-sale debt securities and equity securities with readily determinable fair values at December 31, 2020, 2019 and 2018:

Composition of the Investment Portfolio

	December 31,
(in thousands)	2020	2019	2018
Available-for-sale debt securities
Obligations of state and political subdivisions	$205,828	$117,763	$152,187
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	56,972	80,294	34,207
Collateralized mortgage obligations - commercial	3,904	17,723	73,640
Mortgage-backed securities	13,026	18,485	23,934
Private collateralized mortgage obligations	38,199	25,075	2,913
Corporate debt securities	24,580	7,182	4,936
Asset-backed securities	7,526	5,621	1,802
Negotiable certificates of deposit	-	696	2,413
Total available-for-sale debt securities	$350,035	$272,839	$296,032

Equity securities, at fair value	$3,026	$920	$891

Management monitors the investment portfolio regularly and adjusts the investment strategy to reflect changes in liquidity needs, asset/liability strategy and tax-planning requirements. The composition of FNCB's investment portfolio shifted in 2020, reflecting the change in its income tax position, as the majority of available NOL carryforwards were consumed in 2020. At December 31, 2020, available NOLs were approximately $2.0 million, a decrease of $18.7 million compared to $20.7 million outstanding at December 31, 2019. Because of the change in tax position, FNCB increased its holdings of tax-free investments in 2020.

Management continually monitors the investment portfolio for credit worthiness, value, and yield. Each year management engages a third-party consultant to review the municipal portfolio to determine if there is any undue credit risk within the portfolio. In 2020, management decided to increase the frequency of independent third-party reviews of its municipal investments from annually to semi-annually with the most recent credit review conducted as of December 31, 2020. As part of the independent review, each security is compared to their Portfolio Credit Benchmark to identify which securities may contain more than a minimal risk of payment default.  As of December 31, 2020, the third-party report concluded that each security held within the portfolio met or exceeded the benchmark and that none of the securities required further review. The next third-party review is scheduled for June 30, 2021.  Management also monitors municipal securities monthly using a third-party Municipal Surveillance Report.

Market conditions in 2020 allowed management to sell lower-yielding securities at a gain and reinvest a portion of the proceeds into higher yielding securities within FNCB's risk tolerance. FNCB sold available-for-sale securities in 2020 with an aggregate amortized cost of $66.7 million. Gross proceeds received on the sales totaled $68.2 million, with net gains of $1.5 million realized upon the sales and included in non-interest income. The securities sold had a weighted-average yield of 1.63%.

Securities purchased during the year ended December 31, 2020 totaled $152.7 million, including $72.9 million in tax-free obligations of state and political subdivisions, $22.8 million in taxable obligations of state and political subdivisions, $19.8 million in private CMOs, $17.8 million in corporate debt securities, $12.1 million in CMOs of U.S. government-sponsored agencies and $7.3 million in asset-backed securities. Securities purchased during 2020 had a weighted-average yield of 2.58%.

The following table presents the maturities of available-for-sale debt securities, based on carrying value at December 31, 2020, and the weighted average yields of such securities calculated on the basis of the amortized cost and effective yields weighted for the scheduled maturity of each security. The yields on tax-exempt obligations of states and political subdivisions are presented on a tax-equivalent basis using the federal corporate income tax rate of 21.0%. Because residential, commercial and private collateralized mortgage obligations, mortgage-backed securities and asset-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following summary.

Maturity Distribution of the Investment Portfolio

	December 31, 2020
(dollars in thousands)	Within One Year	> 1 – 5 Years	6-10 Years	Over 10 Years	Collateralized Mortgage Obligations, Mortgage-Backed and Asset-Backed Securities	No Fixed Maturity	Total
Available-for-sale debt securities
Obligations of state and political subdivisions	$4,718	$65,429	$23,821	$111,860	$-	$-	$205,828
Yield	2.42%	2.95%	2.92%	2.85%			2.88%
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	-	-	-	-	56,972	-	56,972
Yield					2.75%		2.75%
Collateralized mortgage obligations - commercial	-	-	-	-	3,904	-	3,904
Yield					1.98%		1.98%
Mortgage-backed securities	-	-	-	-	13,026	-	13,026
Yield					3.17%		3.17%
Private collateralized mortgage obligations	-	-	-	-	38,199	-	38,199
Yield					2.53%		2.53%
Corporate debt securities	-	1,004	23,576	-	-	-	24,580
Yield		6.50%	5.12%				5.18%
Asset-backed securities	-	-	-	-	7,526	-	7,526
Yield					1.57%		1.57%
Total available-for-sale maturities	$4,718	$66,433	$47,397	$111,860	$119,627	$-	$350,035
Weighted average yield	2.42%	3.00%	4.02%	2.85%	2.63%	-%	2.96%

OTTI Evaluation

There was no OTTI recognized during the years ended December 31, 2020 and 2019. For additional information regarding management’s evaluation of securities for OTTI, see Note 4, “Securities” of the notes to consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data” to this Annual Report on Form 10-K.

Management noted no indicators of impairment for the FHLB of Pittsburgh or Atlantic Community Bankers Bank stock at December 31, 2020, 2019 and 2018.

Equity Securities and Equity Securities without Readily Determinable Fair Value

At December 31, 2019, FNCB owned 201,000 shares of the common stock of a privately-held bank holding company. The common stock was purchased during 2017 for $8.25 per share, or $1.7 million in aggregate, as part of a private placement pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended for offerings not involving any public offering. The common stock of this bank holding company was not traded on any established market. FNCB had accounted for this transaction as an equity security without a readily determinable fair value. The $1.7 million investment was included in other assets at December 31, 2019.

On December 18, 2019, this privately held bank holding company entered into an Agreement and Plan of Merger (“Merger Agreement”) with a publicly traded bank holding company. The Merger Agreement provided for the privately held bank holding company to merge with and into the publicly traded bank holding company, the company surviving the merger (“surviving company”). The surviving company's common stock trades on Nasdaq. The acquisition was completed on July 1, 2020. FNCB received $1.2 million in cash for 74,113 of the acquired shares having a cost of $611 thousand. FNCB realized a gain of $611 thousand as part of this transaction. The remaining 122,178 shares with a cost of $1.0 million were converted into 78,822 shares of the surviving company's common stock that had a fair value of $19.90 per share on July 1, 2020 or $1.6 million in aggregate, which exceeded the cost basis of $1.0 million. FNCB recognized an unrealized gain of $522 thousand on the conversion of this stock upon the acquisition.

On September 15, 2020, FNCB purchased 20,000 shares of the fixed-rate non-cumulative perpetual preferred stock of another publicly traded bank holding company pursuant to an underwritten public offering at an offering price of $25.00 per share or $500 thousand in aggregate. The preferred stock, which trades on Nasdaq, pays a quarterly dividend rate of 7.50%. Also included in equity securities at December 31, 2020 and 2019, was a $1.0 million investment in a mutual fund comprised of 1-4 family residential mortgage-backed securities collateralized by properties within FNCB's market area.

Equity securities held by FNCB with a readily determinable fair value are reported at fair value on the consolidated statements of financial condition with unrealized gains and losses recognized in non-interest income in the consolidated statements of income. At December 31, 2020 and 2019, equity securities had a cost basis of $2.5 million and $1.0 million, respectively. The fair value of equity securities was $3.0 million at December 31, 2020 and $0.9 million at December 31, 2019.

On December 29, 2020, FNCB purchased 20,000 shares of the fixed-rate, non-cumulative perpetual preferred stock of a privately-held bank holding company at an offering price of $25.00 per share or $500 thousand in aggregate, which is included in other assets in the consolidated statements of financial condition. The preferred stock pays quarterly dividends at an annual rate of 8.25%, commencing March 30, 2021. The preferred stock of this bank holding company is not traded on any established market and is accounted for as an equity security without a determinable fair value. Under GAAP, an equity security without a readily determinable fair value shall be written down to its fair value if a qualitative assessment indicates that the investment is impaired, and the fair value of the investment is less than its carrying value. As part of its qualitative assessment, management engaged an independent third party of provide a valuation of this investment as of December 31, 2020, which indicated that the investment was not impaired. Management determined that no adjustment for impairment was required at December 31, 2020.

Loans

Total loans, gross increased by $76.9 million, or 9.3%, to $903.3 million at December 31, 2020 from $826.4 million at December 31, 2019. The increase in loan balances was largely due to the origination of PPP loans. Gross PPP loans outstanding at December 31, 2020 were $78.6 million. Additionally, FNCB experienced moderate demand for residential real estate loans, construction, land acquisition and development loans, commercial and industrial loans and loans to state and political subdivisions, while commercial real estate loans and consumer loans contracted, comparing December 31, 2020 and 2019.

Historically, commercial lending activities have represented a significant portion of FNCB’s loan portfolio. Commercial lending includes commercial and industrial loans, commercial real estate loans and construction, land acquisition and development loans, and represented 63.3% and 57.3% of total loans at December 31, 2020 and December 31, 2019, respectively. The increase in commercial lending was largely due to increases in commercial and industrial loans, specifically PPP loans, and construction, land acquisition and development loans. Excluding PPP loans, commercial lending represented 59.8% of total loans at December 31, 2020.

From a collateral standpoint, a majority of FNCB’s loan portfolio consists of loans secured by real estate. Real estate secured loans, which include commercial real estate, construction, land acquisition and development, and residential real estate loans increased by $16.2 million, or 3.2%, to $530.0 million at December 31, 2020 from $513.8 million at December 31, 2019. The increase was primarily attributable to strong demand for commercial construction loans, as construction, land acquisition and development loans increased $12.3 million, or 25.9%, to $59.8 million at December 31, 2020 from $47.5 million at December 31, 2019. Real estate secured loans as a percentage of total gross loans decreased to 58.7% at December 31, 2020 from 62.2% at December 31, 2019. Excluding PPP loans, real estate secured loans as a percentage of total gross loans at December 31, 2020 was 64.3%.

Commercial and industrial loans increased $90.8 million, or 61.5%, during the year to $238.4 million at December 31, 2020 from $147.6 million at December 31, 2019. Commercial and industrial loans consist primarily of equipment loans, working capital financing, revolving lines of credit and loans secured by cash and marketable securities and PPP loans. Excluding PPP loans, commercial and industrial loans increased $12.2 million or 8.3%. Loans secured by commercial real estate decreased $4.5 million, or 1.6%, to $273.9 million at December 31, 2020 from $278.4 million at December 31, 2019. Commercial real estate loans include long-term commercial mortgage financing and are primarily secured by first or second lien mortgages.

FNCB primarily underwrites fixed-rate purchase and refinance of residential mortgage loans for sale in the secondary market to reduce interest rate risk and provide funding for additional loans. Additionally, FNCB offers a “WOW” mortgage product, which is a non-saleable mortgage with maturity terms of 7.5 to 19.5 years, and offers customers an attractive fixed interest rate, low closing costs and a guaranteed 30-day close. FNCB also offers home equity loans and home equity lines of credit ("HELOC") with a maximum combined loan-to value ratio of 90% based on the appraised value of the property. Home equity loans have fixed rates of interest and carry terms up to 15 years, while HELOCs are variable-rate loans. Residential real estate loans totaled $196.3 million at December 31, 2020, an increase of $8.4 million, or 4.5%, from $187.9 million at December 31, 2019. In 2020, FNCB experienced strong demand for its proprietary WOW mortgage product, which increased $21.9 million, or 42.9%, to $72.9 million at December 31, 2020 from $51.0 million at December 31, 2019. Partially offsetting this increase were reductions in traditional 1-4 family mortgages, home equity loans and HELOCs.

Consumer loans totaled $85.9 million at December 31, 2020, a decrease of $35.2 million, or 29.1%, from $121.1 million at December 31, 2019. The majority of the decrease was concentrated within the indirect auto loan portfolio, as FNCB did not aggressively compete for these loans in 2020.  Loans to state and municipal governments increased $5.1 million, or 11.6%, to $49.0 million at December 31, 2020 from $43.9 million at December 31, 2019.

The following table presents loans receivable, net by major category at December 31, for each of the last five years:

Loan Portfolio Detail

	December 31,
(in thousands)	2020	2019	2018	2017	2016
Residential real estate	$196,328	$187,863	$184,531	$179,439	$167,906
Commercial real estate	273,903	278,379	262,778	261,783	243,830
Construction, land acquisition and development	59,785	47,484	20,813	20,981	18,357
Commercial and industrial	238,435	147,623	150,962	150,103	150,758
Consumer	85,881	121,099	157,086	113,234	104,198
State and political subdivisions	49,009	43,908	59,037	42,529	43,709
Total loans, gross	903,341	826,356	835,207	768,069	728,758
Unearned income	(110)	(69)	(70)	(80)	(48)
Net deferred loan (fees) costs	(2,129)	2,192	3,963	2,654	2,569
Allowance for loan and lease losses	(11,950)	(8,950)	(9,519)	(9,034)	(8,419)
Loans, net	$889,152	$819,529	$829,581	$761,609	$722,860

The following table presents the maturity distribution and interest rate information of the loan portfolio by major category as of December 31, 2020:

Maturity Distribution of the Loan Portfolio

	December 31, 2020
	Within One	One to Five	Over Five
(in thousands)	Year	Years	Years	Total
Residential real estate	$6,941	$14,018	$175,369	$196,328
Commercial real estate	6,844	53,756	213,303	273,903
Construction, land acquisition and development	6,378	17,168	36,239	59,785
Commercial and industrial	69,098	145,835	23,502	238,435
Consumer	1,980	78,280	5,621	85,881
State and political subdivisions	776	3,681	44,552	49,009
Total loans, gross	$92,017	$312,738	$498,586	$903,341

Loans with predetermined interest rates	$15,859	$259,444	$174,935	$450,238
Loans with floating rates	76,158	53,294	323,651	453,103
Total loans, gross	$92,017	$312,738	$498,586	$903,341

Under industry regulations, a concentration is considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. Typically, industry guidelines require disclosure of concentrations of loans exceeding 10.0% of total loans outstanding. FNCB had no such concentrations at December 31, 2020 and 2019. In addition to industry guidelines, FNCB’s internal policy considers a concentration to exist in its loan portfolio if an aggregate loan balance outstanding to borrowers within a specific industry exceeds 25.0% of capital. However, management regularly reviews loans in all industry categories to determine if a potential concentration exists.

The following table presents loans by industry, the percentage to gross loans and indicates concentrations greater than 25% of capital at December 31, 2020 and 2019:

Loan Concentrations

	December 31,
	2020		2019
		% of Gross		% of Gross
(dollars in thousands)	Amount	Loans	Amount	Loans
Retail space/shopping centers	$43,926	4.86%	$43,865	5.31%
1-4 family residential investment properties	58,114	6.43%	38,122	4.61%

Asset Quality

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at the amount of unpaid principal, net of unearned interest, deferred loan fees and costs, and reduced by the ALLL. The ALLL is established through a provision for loan and lease losses charged to earnings.

FNCB has established and consistently applies loan policies and procedures designed to foster sound underwriting and credit monitoring practices. Credit risk is managed through the efforts of loan officers, the Chief Credit Officer, the loan review function, and the Credit Risk Management and the ALLL committees, as well as oversight from the Board of Directors, including the Director's Loan Committee. Management continually evaluates its credit risk management practices to ensure problems in the loan portfolio are addressed in a timely manner, although, as is the case with any financial institution, a certain degree of credit risk is dependent in part on local and general economic conditions that are beyond management’s control.

Under FNCB’s risk rating system, loans that are rated pass, special mention, substandard, doubtful, or loss are reviewed regularly as part of the risk management practices. The Credit Risk Management Committee, which consists of key members of management from the finance, legal, retail lending and credit administration units, meets monthly or more often as necessary to review individual problem credits and workout strategies and provides monthly reports to the Director's Loan Committee and full Board of Directors.

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

Management actively manages impaired loans in an effort to mitigate loss to FNCB by working with customers to develop strategies to resolve borrower difficulties, through sale or liquidation of collateral, foreclosure, and other appropriate means. In addition, management monitors employment and economic conditions within FNCB’s market area, as weakening of conditions could result in real estate devaluations and an increase in loan delinquencies, which could negatively impact asset quality and cause an increase in the provision for loan and lease losses. Employment conditions in FNCB’s market area worsened in 2020 due to the COVID-19 pandemic. Unemployment rates across the United States and the Commonwealth of Pennsylvania spiked soon after the national emergency was declared, and non-essential businesses were required to shutdown or required to operate under capacity limitations. At December 31, 2019 (prior to COVID-19) the seasonally-adjusted unemployment rate for the United States, the Commonwealth of Pennsylvania and the Scranton/Wilkes-Barre/Hazleton Pennsylvania metropolitan statistical area ("MSA") were 3.6%, 4.6% and 6.0%, respectively. For April 2020, amid the closure of non-essential businesses, the unemployment rate for the entire United States jumped to 14.8%. Similarly, the unemployment rates for the Commonwealth of Pennsylvania and the Scranton/Wilkes-Barre/Hazleton Pennsylvania MSA rose to 16.1% and 18.4%, respectively in April 2020. However, later in the year unemployment rates, although still elevated in comparison to December 31, 2019, returned to more normal levels as restrictions were eased. For December 2020, the unemployment rates for both the United States and Commonwealth of Pennsylvania were 6.7%, while the unemployment rate for the Scranton/Wilkes-Barre/Hazleton Pennsylvania MSA was 7.9%. Management will continue to evaluate the effects of the pandemic as they unfold and proactively address any potential impact to the credit quality of FNCB's loan portfolio.

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

The following table presents information about non-performing assets and accruing TDRs as of December 31, for each of the last five years:

Non-performing Assets and Accruing TDRs

	December 31,
(dollars in thousands)	2020	2019	2018	2017	2016
Non-accrual loans, including non-accrual TDRs	$5,581	$9,084	$4,696	$2,578	$2,234
Loans past due 90 days or more and still accruing	-	-	-	-	-
Total non-performing loans	5,581	9,084	4,696	2,578	2,234
Other real estate owned	58	289	919	1,023	2,048
Other non-performing assets	1,900	1,900	1,900	1,900	2,160
Total non-performing assets	$7,539	$11,273	$7,515	$5,501	$6,442

Accruing TDRs	$6,975	$7,745	$8,457	$9,299	$4,176
Non-performing loans as a percentage of total loans, gross	0.62%	1.10%	0.56%	0.34%	0.31%

Despite economic uncertainty and elevated unemployment due to COVID-19, FNCB's asset quality metrics improved throughout 2020. Total non-performing assets decreased $3.7 million, or 33.1%, to $7.5 million at December 31, 2020 from $11.3 million at December 31, 2019. The decrease was due primarily to a decrease in non-accrual loans of $3.5 million, coupled with a $231 thousand decrease in OREO. The reduction in non-accrual loans was primarily attributable to the return of several large commercial relationships to accrual status during 2020. FNCB’s ratio of non-performing loans to total gross loans decreased to 0.62% at December 31, 2020 from 1.10% at December 31, 2019. Similarly, FNCB’s ratio of non-performing assets as a percentage of shareholders’ equity decreased to 4.8% at December 31, 2020 from 8.4% at December 31, 2019. While credit quality metrics of FNCB's loan portfolio improved comparing December 31, 2020 and December 31, 2019, management believes the COVID-19 pandemic may have an adverse effect on asset quality in the future. Prolonged disruption to FNCB's customers could result in increased loan delinquencies, defaults and collateral devaluations. Management actively manages problem credits through workout efforts focused on developing strategies to resolve borrower difficulties through liquidation of collateral and other appropriate means. Additionally, management continues to monitor non-accrual loans, delinquency trends and economic conditions within FNCB’s market area on an on-going basis in order to proactively address any collection-related issues and mitigate any potential losses.

The following table presents the changes in non-performing loans for the years ended December 31, 2020 and 2019. Loan foreclosures represent recorded investment at time of foreclosure not including the effect of any guarantees:

Changes in Non-performing Loans
	Year ended December 31,
(in thousands)	2020	2019
Balance, January 1	$9,084	$4,696
Loans newly placed on non-accrual	2,352	9,030
Change in loans past due 90 days or more and still accruing	-	-
Loans transferred to OREO	-	-
Loans returned to performing status	(1,573)	(45)
Loans charged-off	(1,514)	(2,589)
Loan payments received	(2,768)	(2,008)
Balance, December 31	$5,581	$9,084

The additional interest income that would have been earned on non-accrual and restructured loans had the loans been performing in accordance with their original terms approximated   $0.4 million for both the years ended December 31, 2020 and 2019.

The following table presents accruing loan delinquencies and non-accrual loans as a percentage of gross loans at December 31, 2020 and 2019:

Loan Delinquencies and Non-accrual Loans
	December 31,
	2020	2019
Accruing:
30-59 days	0.31%	0.26%
60-89 days	0.06%	0.10%
90+ days	0.00%	0.00%
Non-accrual	0.62%	1.10%
Total delinquencies	0.99%	1.46%

Total delinquencies as a percent of gross loans decreased  to 0.99% at December 31, 2020 from 1.46% at December 31, 2019. The most predominant factor contributing to the decrease in total delinquencies was a net decrease in non-accrual loans of $3.5 million, concentrated in the commercial real estate segment.  Loans 30-59 days past due increased, which surpassed the decrease in loan balances that were 60-89 days past due.

Other non-performing assets at December 31, 2020 and 2019 was comprised solely of a classified account receivable secured by an evergreen letter of credit in the amount of $1.9 million, received in 2011 as part of a settlement agreement for a large construction, land acquisition and development loan for a residential development project in the Pocono region of Monroe County. The agreement provides for payment to FNCB as real estate building lots are sold. The project was stalled due to a decline in real estate values in this area following the financial crisis of 2008. In 2019, economic development in this market area started to improve and management had confirmed that the developer for this project had resumed construction activity, including the completion of substantial infrastructure, and had increased marketing and sales initiatives related to the project. As of December 31, 2020, no single-unit lots have been sold, however, the construction of a seven-unit building that houses timeshare units has been completed and owners began occupying the units in the fourth quarter of 2020. Management continues to monitor this project closely and is currently in negotiations with with the developer to establish a repayment plan beginning in 2021. However, uncertainty and economic volatility associated with the COVID-19 pandemic are unknown and could negatively impact the timing of sales and payments.

TDRs at December 31, 2020 and 2019 were $7.7 million and $9.1 million, respectively. Accruing and non-accruing TDRs were $7.0 million and $0.7 million, respectively at December 31, 2020 and $7.7 million and $1.4 million, respectively at December 31, 2019.  Loans modified as TDRs during the year ended December 31, 2020, included three commercial and industrial loans and one residential mortgage loan. The three commercial loans with an aggregate pre- and post-modification recorded investment of $196 thousand, were modified under forbearance agreements. The modification of the residential loan involved an extension of terms and had a pre- and post-modification recorded investment of $93 thousand. In 2019, there were seven loan relationships modified as TDRs during the year, which incorporated a total of ten individual loans. There was one relationship with an aggregate post-modification recorded investment of $865 thousand that was comprised of two commercial real estate loans and one commercial and industrial loan for which terms were extended and taxes capitalized.  Additional TDR's included four residential real estate loans with a post-modification recorded investment totaling $289 thousand and three other commercial and industrial loans totaling $712 thousand, involving an extension of terms. Subsequent to modification, FNCB charged-off one of the commercial loans in the amount of $235 thousand.

For additional information about TDRs, see Note 5, "Loans" of the notes to consolidated financial statements included in Item 8, "Financial Statements and Supplementary Data" to this Annual Report on Form 10-K.

The average balance of impaired loans was $13.8 million for both the years ended December 31, 2020 and 2019. FNCB recognized interest on impaired loans of $351 thousand in 2020 and $398 thousand in 2019.

Modifications Related to COVID-19

In late March 2020, the federal banking regulators issued guidance encouraging banks to work prudently with and provide short-term payment accommodations to borrowers affected by COVID-19.  Additionally, Section 4013 of the CARES Act addressed COVID-19 related modifications and specified that such modifications made on loans that were current as of December 31, 2019 do not need to be classified as TDRs.  FNCB has applied this guidance and made 922 such modifications, with 843 loans having an aggregate recorded investment of $151.4 million outstanding as of December 31, 2020.  These initial modifications provided borrowers with a short-term, typically three-month, interest-only period or full payment deferral.  FNCB extended a second payment deferral modification for 79 loans with an aggregate recorded investment of $22.0 million. Management is closely monitoring all loans for which a payment deferral has been granted and will continue to follow regulatory guidance when working with the borrowers which have been impacted by COVID-19 and apply the provisions of the CARES Act in making any TDR determinations. As of December 31, 2020, there were 45 loans with an aggregate recorded investment of $9.5 million, or 1.06% of total loans, that were still under deferral.

The following table presents information about COVID-19 related loan modifications by major loan category as of December 31, 2020.

	As of December 31, 2020
	Total Loans Modified			Total Number of Loans Still Under Deferral
(in thousands)	Number of Loans	Recorded Investment	% of Loan Category	Number of Loans	Recorded Investment	% of Loan Category
COVID-19 related loan modifications:
Residential real estate	199	$17,594	8.96%	5	$196	0.10%
Commercial real estate	146	94,586	34.53%	6	8,617	3.15%
Construction, land acquisition and development	11	11,019	18.43%	-	-	-
Commercial and industrial	106	21,659	9.08%	1	42	0.02%
Consumer	381	6,587	7.67%	33	677	0.79%
State and political subdivision	-	-	-	-	-	-
Total	843	$151,445	16.76%	45	9,532	1.06%

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

The ALLL equaled $11.9 million at December 31, 2020, an increase of $3.0 million, or 33.5%, from $8.9 million at December 31, 2019. The increase resulted from a provision for loan and lease losses of $1.9 million coupled with net recoveries of $1.1 million for the year ended December 31, 2020. The increase in the ALLL was primarily related to economic disruption and uncertainty caused by the COVID-19 pandemic. Management adjusted the qualitative factors for the potential effect of economic and employment uncertainty and disruption due to the global pandemic into its evaluation.

The ALLL consists of both specific and general components. The component of the ALLL that is related to impaired loans that are individually evaluated for impairment, the guidance for which is provided by ASC 310 “Impairment of a Loan” (“ASC 310”), was $416 thousand, or 3.5%, of the total ALLL at December 31, 2020, compared to $473 thousand, or 5.3%, of the total ALLL at December 31, 2019. A general reserve of $11.5 million was established for loans analyzed collectively under ASC 450 “Contingencies” (“ASC 450”), which represented 96.5% of the total ALLL of $11.9 million at December 31, 2020. Included in the general component of the ALLL at December 31, 2020 and 2019 were unallocated reserves of $1.1 million and $426 thousand, respectively. Based on its evaluations, management may establish an unallocated component to cover any inherent losses that exist as of the evaluation date, but which may not have been identified under the methodology. The increase in the unallocated reserve was directly related to the increase in credit provisioning due to the economic disruption caused by the COVID-19 pandemic. Based on these circumstances, management believes the increase and level of the unallocated reserve to be appropriate at December 31, 2020. The ratio of the ALLL to total loans at December 31, 2020 and December 31, 2019 was 1.33% and 1.08%, respectively, based on loans, net of net deferred loan costs and unearned income of $901.1 million and $828.5 million, respectively.

The following table presents an allocation of the ALLL by major loan category and percent of loans in each category to total loans at December 31, for each of the last five years:

Allocation of the ALLL

	December 31,
	2020		2019		2018		2017		2016
(dollars in thousands)	Allowance	Percentage of Loans in Each Category to Total Loans	Allowance	Percentage of Loans in Each Category to Total Loans	Allowance	Percentage of Loans in Each Category to Total Loans	Allowance	Percentage of Loans in Each Category to Total Loans	Allowance	Percentage of Loans in Each Category to Total Loans
Residential real estate	$1,715	21.73%	$1,147	22.73%	$1,175	22.09%	$1,236	23.36%	$1,171	23.04%
Commercial real estate	4,268	30.32%	3,198	33.69%	3,107	31.46%	3,499	34.08%	3,297	33.46%
Construction, land acquisition and development	538	6.62%	271	5.75%	188	2.49%	209	2.73%	268	2.52%
Commercial and industrial	2,619	26.39%	1,997	17.86%	2,552	18.08%	2,340	19.54%	1,736	20.69%
Consumer	1,319	9.51%	1,658	14.66%	2,051	18.81%	1,395	14.75%	1,457	14.30%
State and political subdivisions	405	5.43%	253	5.31%	417	7.07%	355	5.54%	490	5.99%
Unallocated	1,086	-%	426	-%	29	-%	-	-%	-	-%
Total	$11,950	100.00%	$8,950	100.00%	$9,519	100.00%	$9,034	100.00%	$8,419	100.00%

The following table presents an analysis of the ALLL by loan category for each of the last five years:

Reconciliation of the ALLL

	For the Year Ended December 31,
(dollars in thousands)	2020	2019	2018	2017	2016
Balance, January 1,	$8,950	$9,519	$9,034	$8,419	$8,790
Charge-offs:
Residential real estate	-	27	63	192	153
Commercial real estate	336	-	1,845	159	398
Construction, land acquisition and development	-	18	-	-	-
Commercial and industrial	254	1,258	97	495	1,107
Consumer	975	1,311	1,134	603	960
State and political subdivision	-	-	-	-	-
Total charge-offs	1,565	2,614	3,139	1,449	2,618
Recoveries of charged-off loans:
Residential real estate	43	9	135	29	4
Commercial real estate	846	32	42	45	6
Construction, land acquisition and development	-	82	30	480	9
Commercial and industrial	1,220	364	291	360	507
Consumer	515	761	576	381	568
State and political subdivision	-	-	-	-	-
Total recoveries	2,624	1,248	1,074	1,295	1,094
Net (recoveries) charge-offs	(1,059)	1,366	2,065	154	1,524
Provision for loan and lease losses	1,941	797	2,550	769	1,153
Balance, December 31,	$11,950	$8,950	$9,519	$9,034	$8,419

Ratios:
Net (recoveries) charge-offs as a percentage of average loans	(0.12)%	0.16%	0.25%	0.02%	0.21%

Allowance for loan and lease losses as a percent of gross loans at end of period	1.33%	1.08%	1.13%	1.17%	1.15%

Allowance for loan and lease losses as a percent of gross loans at end of period, excluding PPP Loans	1.45%	1.08%	1.13%	1.17%	1.15%

Other Real Estate Owned

At December 31, 2020, there was one piece of commercial land with an aggregate carrying value of $58 thousand held in OREO, compared to two properties with an aggregate balance of $289 thousand at December 31, 2019. The two properties that were held as of December 31, 2019, included the piece of commercial land and a single family residential real estate property with carrying values of $85 thousand and $204 thousand, respectively.  FNCB recorded a valuation adjustment to the carrying value of the piece of commercial land of $27 thousand in the third quarter of 2020. The residential real estate property, which was the collateral supporting an investor-owned residential mortgage loan, was sold in 2020. The agreement with the investor requires FNCB to take title of the property upon foreclosure and liquidate the property on behalf of the investor after foreclosure.  FNCB did not realize any gain or loss upon the sale.

During the year ended December 31, 2019, there were five sales of properties with an aggregate carrying value of $0.8 million. Net gains realized on the sale of these properties was $20 thousand. Net gains on the sale of OREO properties were included in non-interest income for the year ended December 31, 2019.

FNCB actively markets OREO properties for sale through a variety of channels including internal marketing and the use of outside brokers/realtors. The carrying value of OREO is generally calculated at an amount not greater than 90% of the most recent fair market appraised value unless specific conditions warrant an exception. A 10% factor is generally used to estimate costs to sell, which is based on typical cost factors, such as 6% broker commission, 1% transfer taxes, and 3% various other miscellaneous costs associated with the sales process. This fair value is updated on an annual basis or more frequently if new valuation information is available. Deterioration in the real estate market could result in additional losses on these properties. Valuation adjustments related to OREO totaled $27 thousand for the year ended December 31, 2020 and $85 thousand for the year ended December 31, 2019, which are included in other operating expense in the consolidated statements of income.

The following table presents the activity in OREO for the years ended December 31, 2020 and 2019:

Activity in OREO

	For the Years Ended December 31,
(in thousands)	2020	2019
Balance, Janauary 1	$289	$919
Real estate foreclosures	-	256
Transfer from bank premises	-	-
Valuation adjustments	(27)	(85)
Carrying value of OREO sold	(204)	(801)
Balance, December 31	$58	$289

The following table presents a distribution of OREO at December 31, for the past five years:

Distribution of OREO

	December 31,
(in thousands)	2020	2019	2018	2017	2016
Land / lots	$58	$85	$436	$516	$641
Commercial real estate	-	-	438	427	1,380
Residential real estate	-	204	45	80	27
Total other real estate owned	$58	$289	$919	$1,023	$2,048

The expenses related to maintaining OREO include the subsequent write-downs of the properties related to declines in value since foreclosure, net of any income received. OREO expenses amounted to $164 thousand and $231 thousand and are included in other operating expense in the consolidated statements of income, for the years ended December 31, 2020 and 2019, respectively.

Deposits

Management recognizes the importance of deposit growth as its primary funding source for loan products and regularly  evaluates new products and strategies focused on growing commercial, consumer and municipal deposit relationships. FNCB experienced strong deposit demand in 2020, which was concentrated primarily in non-maturity deposits. The strong demand was generally caused by factors related to the COVID-19 pandemic including among others, various government stimulus initiatives, PPP funding, and changes in consumer and saving habits and business investment in response to economic uncertainty. FNCB did experience some deposit migration during 2020 as maturing time deposits were redirected into non-maturity deposits.

Total deposits in creased $285.7 million, or 28.5%, to $1.287 billion at December 31, 2020  from $1.002 billion at December 31, 2019 . Interest-bearing deposits increased $193.7 million, or 23.6%, to $1.016 billion at December 31, 2020 from $822.2 million at December 31, 2019 . In addition, non-interest-bearing demand deposits increased $92.0 million, or 51.3%, to $271.5 million at December 31, 2020 from $179.5 million at December 31, 2019 . The increase in non-interest-bearing deposits was due primarily to increases in consumer and small business demand deposit accounts, including residual balances retained from PPP loan funding. With regard to interest-bearing deposits, the increase was primarily concentrated in interest-bearing demand accounts, specifically money market transaction accounts, interest-bearing public funds and interest-bearing business checking accounts. In total, interest-bearing demand deposits increased $178.7 million, or 33.4%, to $713.4 million at December 31, 2020  from $534.7 million at December 31, 2019 . Time deposits with balances $250 thousand and over decreased $12.2 million, or 25.2%, to $36.2 million a t December 31, 2020 , from $48.4 million at December 31, 2019, while other time deposits increased $12.1 million, or 8.34%, to $156.7 million at December 31, 2020 from $144.6 million at December 31, 2019. Included in other time deposits was $20.0 million in brokered time deposits outstanding that are part of an interest rate swap transaction. Excluding brokered deposits, other time deposits would have contracted $7.9 million, or 5.5%. There were no brokered time deposits outstanding at December 31, 2019 .

Non-interest-bearing demand deposits averaged $78.0 million, or 47.5%, higher at $242.0 million in 2020 as compared to $164.0 million in 2019. Interest-bearing deposits averaged $908.5 million in 2020, an increase of $63.7 million, or 7.5%, compared to $844.8 million in 2019. The increase was concentrated in average interest-bearing demand deposits which increased $98.0 million, or 19.1% comparing 2020 and 2019. Average savings deposits increased $8.7 million, or 9.3%, to $101.8 million in 2020 from $93.1 million in 2019. Partially offsetting these increases was a decrease of $43.0 million, or 18.1%, in average time deposits, to $195.1 million in 2020 from $238.1 million in 2019. FNCB’s deposit funding costs decreased 37 basis points, to 0.59% in 2020 from 0.96% in 2019. Rates on interest-bearing demand and time deposits decreased by 33 basis points and 38 basis points, respectively, while savings deposit rates decreased to a lesser extent, by 3 basis points to 0.10% comparing 2020 and 2019. The decrease in deposit costs reflected lower market interest rates and oversupply of bank liquidity in 2020.

The average balance of, and the rate paid on, the major classifications of deposits for the past three years are summarized in the following table:

Deposit Distribution

	For the Year Ended December 31,
	2020		2019		2018
	Average		Average		Average
(dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate
Interest-bearing deposits:
Demand	$611,511	0.48%	$513,542	0.81%	$502,978	0.57%
Savings	101,847	0.10%	93,114	0.13%	98,927	0.13%
Time	195,140	1.22%	238,145	1.60%	236,162	1.23%
Total interest-bearing deposits	908,498	0.59%	844,801	0.96%	838,067	0.71%

Non-interest-bearing deposits	242,017		164,035		168,313

Total deposits	$1,150,515		$1,008,836		$1,006,380

The following table presents the maturity distribution of time deposits of $100,000 or more at December 31, 2020 and 2019:

Maturity Distribution of Time Deposits $100,000 or More

	December 31,
(in thousands)	2020	2019
3 months or less	$20,023	$17,471
Over 3 through 6 months	17,180	21,620
Over 6 through 12 months	40,319	35,299
Over 12 months	10,441	27,371
Total	$87,963	$101,761

Borrowings

FNCB has an agreement with the FHLB which allows for borrowings, either overnight or term, up to a maximum borrowing capacity based on a percentage of qualifying loans pledged under a blanket pledge agreement. In addition to pledging loans, FNCB is required to purchase FHLB stock based upon the amount of credit extended. Loans that were pledged to collateralize borrowings under this agreement were $500.1 million at December 31, 2020 and $475.3 million at December 31, 2019. FNCB’s maximum borrowing capacity was $352.2 million at December 31, 2020. There was $75.0 million in letters of credit to secure municipal deposits outstanding at December 31, 2020 under this agreement. There were no overnight borrowings or term advances through the FHLB outstanding at December 31, 2020.

Advances through the Federal Reserve Bank Discount Window generally include short-term advances which are fully collateralized by certain pledged loans in the amount of $31.5 million under the Federal Reserve Bank’s Borrower-in-Custody (“BIC”) program. There were no advances under the BIC program outstanding at December 31, 2020 and December 31, 2019. FNCB had available borrowing capacity of $16.4 million under this program at December 31, 2020.

The Paycheck Protection Program Liquidity Facility (“PPPLF”) was established by the Federal Reserve System on April 9, 2020 to provide participating lenders with liquidity to loan money under the PPP. PPPLF advances are collateralized by pools of PPP loans, have an interest rate of 0.35% and a maturity date equal to the term of the pool of PPP loans securing it. Repayment of PPP loans serving as collateral must be passed on to the Federal Reserve Bank Discount Window to pay down the corresponding PPPLF advance. At December 31, 2020, there were no PPPLF advances outstanding and FNCB had liquidity available of $58.3 million through this facility.

FNCB also had $10.3 million of junior subordinated debentures outstanding at December 31, 2020 and 2019. The interest rate on these debentures resets quarterly at a spread of 1.67% above the current 3-month LIBOR rate, currently 1.89% at December 31, 2020. The average interest rate paid on the junior subordinated debentures in 2020 was 2.43%, compared to 4.17% in 2019.

On September 1, 2009, FNCB offered only to accredited investors up to $25.0 million principal amount of unsecured subordinated debentures due September 1, 2019 (the "Notes"). The Notes had a fixed interest rate of 4.50%. On January 30, 2019, the Board of Directors of FNCB approved the acceleration of the final $5.0 million principal repayment on the Notes.  The $5.0 million final payment, which was due and payable on September 1, 2019, was paid to Noteholders on February 8, 2019.

Average borrowed funds decreased $12.3 million, or 19.4%, to $51.3 million in 2020 from $63.6 million in 2019. The average rate paid on borrowed funds decreased 119 basis points to 1.47% in 2020 from 2.66% in 2019. The decrease in rate on borrowed funds was due to decreases in the rates paid for FHLB borrowings and junior subordinated debentures due to lower market interest rates for the majority of 2020.

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

The statements of cash flows present the change in cash and cash equivalents from operating, investing and financing activities. Cash and due from banks and interest-bearing deposits in other banks, which comprise cash and cash equivalents, are FNCB’s most liquid assets. FNCB's liquidity position improved substantially in 2020, as an influx of cash from financing and operating activities were only partially offset by cash outflows used in investing activities. Cash and cash equivalents totaled $155.8 million at December 31, 2020, an increase of $121.2 million from $34.6 million at December 31, 2019.

Financing activities provided $234.4 million in net cash, which resulted primarily from a $285.7 million net increase in deposits in 2020. This increase was slightly offset by net cash used to repay FHLB of Pittsburgh term and overnight advances of $46.9 million and pay quarterly dividends totaling $4.4 million. Operating activities include net income, adjusted for the effects of non-cash transactions including, among others, depreciation and amortization and the provision for loan and lease losses, and is the primary source for the remaining funds from operations. In 2020 operating activities provided FNCB with $22.0 million in net cash, which reflected net income of $15.3 million and non-cash adjustments to income of $6.7 million.

Net cash outflows from investing activities used $135.2 million of cash and cash equivalents during the year ended December 31, 2020, which was largely due to funding of PPP loans, resulting in a net increase in loans to customers of $73.3 million. In addition, purchases of available-for-sale debt securities in 2020 utilized $152.7 million in cash and cash equivalents, which was partially offset by the cash proceeds received from the sale of available-for-sale debt securities of $68.3 million and from maturities, calls and principal payments of available-for-sale securities of $21.7 million.

Management is actively monitoring FNCB's liquidity position and capital adequacy in light of the changing circumstances related to economic uncertainty brought on by the COVID-19 pandemic. While management believes FNCB's liquidity position is favorable, they are keenly aware that changes in economic conditions related to COVID-19, or in general, could pose potential stress on liquidity should deposits begin exiting the Bank or FNCB's asset quality deteriorates. Additionally, FNCB could experience an increase in the utilization of existing lines of credit as customers manage their own liquidity needs during this time of economic uncertainty.  Management believes that FNCB’s liquidity position is sufficient to meet its cash flow needs as of December 31, 2020. FNCB generally utilizes core deposits as its primary source of liquidity. Core deposits include non-interest-bearing and interest-bearing demand deposits, savings deposits and other time deposits, net of brokered deposits and one-way purchased deposits generated through the IntraFiSM Network, which include time deposits issued under CDARs program and money market accounts issued through the ICS program. Participating in the IntraFiSM Network programs allows FNCB to service and attract potential high-balance deposits customers who want the security of full-FDIC insurance but want to maintain a local deposit relationship. Reciprocal deposits issued through the IntraFiSM Network program are considered to be core deposits. As of December 31, 2020, FNCB had approximately $24.6 million placed into the reciprocal program. In addition to cash and cash equivalents of $155.8 million, FNCB had ample sources of additional liquidity including approximately $276.0 million in available borrowing capacity with the FHLB of Pittsburgh, and available borrowing capacity through The Federal Reserve Discount Window of $58.3 million under the PPPLF and $16.4  million under the BIC program. In addition, FNCB had $47.0 million in federal fund lines of credit available through correspondent banks at December 31, 2020.

Capital

A strong capital base is essential to the continued growth and profitability of FNCB and is therefore a management priority. Management’s principal capital planning goals include: providing an adequate return to shareholders; retaining a sufficient base from which to provide for future growth, and complying with applicable regulatory standards. As more fully described in Note 14, “Regulatory Matters” to the notes to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K, regulatory authorities have prescribed specified minimum capital ratios as guidelines for determining capital adequacy to help assure the safety and soundness of financial institutions.

The following schedules present information regarding the Bank’s risk-based capital at December 31, 2020 and 2019, and selected other capital ratios:

	FNCB Bank		Minimum Required For Capital Adequacy Purposes	Minimum Required For Capital Adequacy Purposes with Conservation Buffer	Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
(dollars in thousands)	Amount	Ratio	Ratio	Ratio	Ratio
December 31, 2020

Total capital (to risk-weighted assets)	$149,173	15.79%	8.00%	10.50%	10.00%

Tier I capital (to risk-weighted assets)	137,356	14.54%	6.00%	8.50%	8.00%

Tier I common equity (to risk-weighted assets)	137,356	14.54%	4.50%	7.00%	6.50%

Tier I capital (to average assets)	137,356	9.57%	4.00%	4.00%	5.00%

Total risk-weighted assets	944,546

Total average assets	1,434,776

	FNCB Bank		Minimum Required For Capital Adequacy Purposes	Minimum Required For Capital Adequacy Purposes with Conservation Buffer	Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
(dollars in thousands)	Amount	Ratio	Ratio	Ratio	Ratio
December 31, 2019

Total capital (to risk-weighted assets)	$133,406	14.77%	8.00%	10.50%	10.00%

Tier I capital (to risk-weighted assets)	123,753	13.70%	6.00%	8.5%	8.00%

Tier I common equity (to risk-weighted assets)	123,753	13.70%	4.50%	7.00%	6.50%

Tier I capital (to average assets)	123,753	10.36%	4.00%	4.00%	5.00%

Total risk-weighted assets	903,172

Total average assets	1,194,789

FNCB’s total regulatory capital increased $15.8 million to $149.2 million at December 31, 2020 from $133.4 million at December 31, 2019. The Bank’s risk-based capital ratios exceeded the minimum regulatory capital ratios required for adequately capitalized institutions. Based on the most recent notification from its primary regulators, the Bank was categorized as well capitalized at December 31, 2020 and 2019. There are no conditions or events since this notification that management believes have changed this category.

As of December 31, 2020, FNCB had 29,754,351 shares of common stock available for future sale or share dividends. The number of shareholders of record at December 31, 2020 was 1,671. Quarterly market highs and lows, dividends paid and known market makers are highlighted in Part I, Item 5, “Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities” of this Annual Report on Form 10-K. For further discussion of FNCB’s capital requirements and dividend limitations, refer to Note 15, “Regulatory Matters,” of the notes to consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Additionally, FNCB has available 20,000,000 authorized shares of preferred stock. There were no preferred shares issued and outstanding at December 31, 2020 and 2019.

On January 27, 2021, FNCB's Board of Directors authorized a stock repurchase program under which up to 975,000 shares of FNCB's outstanding common stock may be acquired in the open market commencing no earlier than February 3, 2021 and expiring December 31, 2021 pursuant to a trading plan that was adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The shares will be purchased from time to time at prevailing market prices, through open market transactions depending upon market conditions.  Repurchases under the repurchase program are administered through an independent broker and are subject to SEC regulations as well as certain price, market volume and timing constraints specified in the trading plan. Under the program, the purchases will be funded from available working capital presently available to FNCB, and the repurchased shares will be returned to the status of authorized but unissued shares of Common Stock.  There is not a guarantee as to the exact number of shares that will be repurchased by FNCB, and FNCB may discontinue purchases at any time that management determines additional repurchases are no longer warranted.  As of December 31, 2020, FNCB had approximately 20,245,649 million shares outstanding. As of February 28, 2021, 8,188 shares were repurchased at an average price of $6.81 per share.

On February 8, 2019, FNCB completed a public offering of its shares of common stock in a firm commitment underwritten offering and issued 3,285,550 shares of its common stock, which included 428,550 shares of common stock issued upon the exercise in full of the option to purchase additional shares granted to underwriters, at a public offering price of $7.00 per share, less an underwriting discount of $0.35 per share. FNCB received net proceeds after deducting underwriting discounts and offering expenses of $21.3 million. Following the receipt of the proceeds during the first quarter of 2019, FNCB made a capital investment in FNCB Bank, it's wholly-owned subsidiary of $17.8 million.

FNCB’s ability to pay dividends to its shareholders is largely dependent on the Bank’s ability to pay dividends to FNCB. Bank regulations limit the amount of dividends that may be paid without prior approval of the Bank’s regulatory agency. Cash dividends declared and paid by FNCB during 2020 and 2019 were $0.22 per share and $0.20 per share, respectively. FNCB offers a Dividend Reinvestment and Stock Purchase plan ("DRP") to its shareholders. For the years ended December 31, 2020 and 2019 dividend reinvestment shares were purchased in open market transactions. However, shares under the optional cash purchase feature of the DRP were issued from authorized but unissued common shares. Shares of common stock issued under the DRP totaled 10,271 and 7,369 for the years ended December 31, 2020 and 2019, respectively. Subsequent to December 31, 2020, on January 27, 2021, FNCB declared a $0.06 per share dividend payable on March 15, 2021 to shareholders of record on March 1, 2021.

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

For the year ended December 31, 2020, FNCB did not engage in any off-balance sheet transactions that would have or would be reasonably likely to have a material effect on its consolidated financial condition. For a further discussion of FNCB’s off-balance sheet arrangements, refer to Note 12, “Commitments, Contingencies, and Concentrations” to the notes to the consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.

The following table presents off-balance financial instruments whose contractual amounts represent credit risk at December 31, 2020 and 2019. With the exception of credit availability for certain commercial construction, land acquisition and development loans having a 24-month draw period, all of the off-balance sheet financial instruments outstanding at December 31, 2020 expire within one year of their respective contract dates.

Off-Balance Sheet Commitments

	December 31,
(in thousands)	2020	2019
Commitments to extend credit	$227,908	$275,891
Standby letters of credit	18,914	15,081

In order to provide for probable losses inherent in these instruments, FNCB recorded reserves for unfunded commitments of $613 thousand and $703 thousand at December 31, 2020 and 2019, respectively, which were included in other liabilities in the consolidated statements of financial condition.

FNCB’s Finance unit proactively monitors the level of unused commitments against the available sources of liquidity from its investment portfolio, from deposit gathering activities as well as available unused borrowing capacity from the FHLB and the Federal Reserve. The Finance unit reports the results of its liquidity monitoring regularly to FNCB’s Asset and Liability Management Committee ("ALCO"), the Investment and Liquidity Committee, the Executive Management Committee and the Board of Directors.

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

LIBOR Replacement

The Alternative Reference Rates Committee ("ARRC") has proposed that the Secured Overnight Funding Rate ("SOFR") replace USD-LIBOR. ARRC has proposed that the transition to SOFR from USD-LIBOR will take place by the end of 2021. FNCB has various loans, investments, borrowings and interest rate swap contracts that are indexed to USD-LIBOR. On December 4, 2020, the ICE Benchmark Administration ("IBA"), which complies and oversees LIBOR, published a proposal announcing that it will hold a consultation through January 25, 2021 on its intention to extend most of the USD-LIBOR tenors to June 30, 2023. No formal announcement has been made, however, U.S. banking regulators have expressed support for the extension, and it is expected that the IBA will reaffirm the extension plans. FNCB is actively monitoring its LIBOR exposures and evaluating the risks involved.

Asset and Liability Management

The ALCO, comprised of members of the Bank's board of directors, executive management of other appropriate officers, oversees FNCB's interest rate risk management program. Members of ALCO meet quarterly, or more frequently as necessary, to develop balance sheet strategies affecting the future level of net interest income, liquidity and capital. The major objectives of ALCO are to:

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

While ALCO regularly performs a wide variety of simulations under various strategic balance sheet and treasury yield curve scenarios, the following results reflect FNCB’s sensitivity over the subsequent twelve months based on the following assumptions:

●	asset and liability levels as of December 31, 2020 as a starting point;
●	cash flows are based on contractual maturity and amortization schedules with applicable prepayments derived from internal historical data and external sources; and
●	cash flows are reinvested into similar instruments to keep interest-earning asset and interest-bearing liability levels constant.

The following table illustrates the simulated impact of parallel and instantaneous interest rate shocks of +400 basis points, +200 basis points and -100 basis points on net interest income and the change in economic value over a one-year time horizon from the December 31, 2020 levels:

	Rates +200		Rates +400		Rates -100
	Simulation	Policy	Simulation	Policy	Simulation	Policy
	Results	Limit	Results	Limit	Results	Limit
Earnings at risk:
Percent change in net interest income	(1.0)%	(12.5)%	0.6%	(20.0)%	(0.8)%	(10.0)%

Economic value at risk:
Percent change in economic value of equity	10.7%	(20.0)%	16.7%	(35.0)%	(32.9)%	(10.0)%

Model results at December 31, 2020 indicated that FNCB's asset/liability position was relatively well matched in the near term and exhibited only minor sensitivity to changes in interest rates over the next twelve months. Model results at December 31, 2020 indicated that FNCB’s net interest income is expected to decrease 1.0% under a +200-basis point interest rate shock. Additionally, model results indicated that FNCB's economic value of equity ("EVE") is expected to increase 10.7% under a parallel shift in interest rates of +200 basis points. Under a -100-basis point interest rate shock, model results indicated that FNCB's net interest income would decrease 0.8% and the EVE would decrease 32.9%, respectively. With the exception of a -100-basis point impact on the EVE, all modeled exposures of net interest income and EVE were within internal policy guidelines. Management does not believe that the modeled decrease in the EVE, which exceeds the current policy limit of 10.0%, poses any undue interest rate risk at December 31, 2020. Comparatively, model results at December 31, 2019 indicated net interest income would be expected to decrease 4.8% and economic value of equity would be expected to increase 1.7% given a +200-basis point rate shock. Conversely, given a -100- basis point rate shock at December 31, 2019, net interest income would be expected to increase 1.9% and the economic value of equity would decrease 7.1%.

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

As previously mentioned, as part of its ongoing monitoring, ALCO requires quarterly back testing of modeling results, which involves after-the-fact comparisons of projections with FNCB’s actual performance to measure the validity of assumptions used in the modeling techniques. As part of its quarterly review, management compared tax-equivalent net interest income recorded for the three months ended December 31, 2020 with tax-equivalent net interest income that was projected for the period. There was a negative variance between actual and projected tax-equivalent net interest income for the three months ended December 31, 2020 of approximately $408 thousand, or 3.6%. The variance primarily reflected a difference in the assumption for the volume and timing of the forgiveness of PPP loans used in the model with that actually experienced.  As of December 31, 2020, FNCB has received $39.8 million in borrower forgiveness from the SBA and anticipates that the remaining PPP loan balances will qualify for forgiveness under the guidelines of the program.  ALCO performs a detailed rate/volume analysis between actual and projected results in order to continue to improve the accuracy of its simulation models.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of
FNCB Bancorp, Inc. and Subsidiaries

Opinion on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial condition of FNCB Bancorp, Inc. and Subsidiaries (the "Company") as of December 31, 2020 and 2019, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows, for the years then ended and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Loan Losses – Qualitative Factor Adjustments

As described in Notes 1 and 5 to the consolidated financial statements, the allowance for loan losses represents management’s estimate of probable and reasonable incurred credit losses inherent in the loan portfolio.  The Company's allowance for loan losses was $11.95 million at December 31, 2020, which consisted of specific and general reserve components of $0.42 million and $11.53 million, respectively.

In calculating the general reserve component, management considered historical loss experience by segment and qualitative factor adjustments for changes not reflected in the historical loss experience. The general reserve component of the Company’s allowance for loan losses involved consideration of national and local economic conditions, levels of and trends in classified loans, delinquency rates and nonaccrual loans, trends in volumes and terms of loans, changes in lending policies, lending personnel, and collateral, as well as concentrations in loan types, industry, and geography.  Changes in these qualitative factor adjustments could have a material impact on the Company’s financial results.

The allowance for loan losses is an accounting estimate with significant measurement uncertainty and involves the application of significant judgment by management. Therefore, a high degree of auditor judgment and significant auditor effort was required in evaluating the audit evidence obtained related to the qualitative factor adjustments for the commercial real estate, commercial and industrial, construction, and land acquisition and development segments used by management in the calculation.

The primary procedures we performed to address this critical audit matter included:

●	Testing the design and operating effectiveness of internal controls over the evaluation of the qualitative factors used to estimate the loan segments, including controls addressing:
o	Management's review of the completeness and accuracy of underlying data inputs used as the basis for determination of qualitative factor adjustments;
o	Management’s determination of impaired loans excluded from the general reserve component of the allowance for loan losses;
o

Management’s judgements related to the quantitative and qualitative assessment of underlying data used in the determination of qualitative factor adjustments and the resulting allocation to the allowance for loan losses; and,

o	Management’s review of the qualitative factors for mathematical accuracy.

●	Substantively testing the appropriateness of the judgments and assumptions used in management’s estimation process for developing the qualitative factor adjustments, including:
o	Assessment of whether all relevant factors were considered that affect the collectability of the loan portfolio;
o

Evaluation of the completeness, accuracy, and relevance of underlying internal and external data inputs used as a basis for the qualitative factor adjustments and corroboration of these inputs by comparison to the Company’s lending practices, historical loan portfolio performance, and third-party macroeconomic data;

o	Evaluation of the propriety of impaired loans excluded from the general reserve component of the allowance for loan losses; and,
o	Recalculation of the allowance for loan loss and allocation of qualitative factor adjustments to the appropriate loan segments.

/s/ Baker Tilly US, LLP

We have served as the Company’s auditor since 2014.

Baker Tilly US, LLP (formerly known as Baker Tilly Virchow Krause, LLP)

Iselin, New Jersey

March 12, 2021

FNCB BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,	December 31,
(in thousands, except share data)	2020	2019
Assets
Cash and cash equivalents:
Cash and due from banks	$24,822	$23,944
Interest-bearing deposits in other banks	130,989	10,621
Total cash and cash equivalents	155,811	34,565
Available-for-sale debt securities, at fair value	350,035	272,839
Equity securities, at fair value	3,026	920
Restricted stock, at cost	1,745	3,804
Loans held for sale	2,107	1,061
Loans, net of allowance for loan and lease losses of $11,950 and $8,950	889,152	819,529
Bank premises and equipment, net	17,579	17,518
Accrued interest receivable	4,286	3,234
Bank-owned life insurance	31,712	31,230
Other assets	10,226	18,841
Total assets	$1,465,679	$1,203,541

Liabilities
Deposits:
Demand (non-interest-bearing)	$271,499	$179,465
Interest-bearing	1,015,949	822,244
Total deposits	1,287,448	1,001,709
Borrowed funds:
Federal Home Loan Bank of Pittsburgh advances	-	46,909
Junior subordinated debentures	10,310	10,310
Total borrowed funds	10,310	57,219
Accrued interest payable	108	258
Other liabilities	11,953	10,748
Total liabilities	1,309,819	1,069,934

Shareholders' equity
Preferred stock ($1.25 par)
Authorized: 20,000,000 shares at December 31, 2020 and December 31, 2019
Issued and outstanding: 0 shares at December 31, 2020 and December 31, 2019	-	-
Common stock ($1.25 par)
Authorized: 50,000,000 shares at December 31, 2020 and December 31, 2019
Issued and outstanding: 20,245,649 shares at December 31, 2020 and 20,171,408 shares at December 31, 2019	25,307	25,214
Additional paid-in capital	81,587	81,130
Retained earnings	35,080	24,207
Accumulated other comprehensive income	13,886	3,056
Total shareholders' equity	155,860	133,607
Total liabilities and shareholders’ equity	$1,465,679	$1,203,541

The accompanying notes to consolidated financial statements are an integral part of these statements.

FNCB BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended December 31,
(in thousands, except share data)	2020	2019
Interest income
Interest and fees on loans	$37,615	$37,818
Interest and dividends on securities:
U.S. government agencies	2,336	3,545
State and political subdivisions, tax-free	1,373	149
State and political subdivisions, taxable	3,025	3,263
Other securities	1,961	1,093
Total interest and dividends on securities	8,695	8,050
Interest on interest-bearing deposits in other banks	28	188
Total interest income	46,338	46,056
Interest expense
Interest on deposits	5,404	8,101
Interest on borrowed funds:
Federal Reserve Bank Discount Window advances	32	-
Federal Home Loan Bank of Pittsburgh advances	474	1,241
Subordinated debentures	-	24
Junior subordinated debentures	250	430
Total interest on borrowed funds	756	1,695
Total interest expense	6,160	9,796
Net interest income before provision for loan and lease losses	40,178	36,260
Provision for loan and lease losses	1,941	797
Net interest income after provision for loan and lease losses	38,237	35,463
Non-interest income
Deposit service charges	3,252	3,035
Net gain on the sale of available-for-sale securities	1,528	1,227
Net gain on equity securities	1,171	29
Net gain on the sale of mortgage loans held for sale	653	253
Net gain on the sale of other real estate owned	-	20
Loan-related fees	348	378
Income from bank-owned life insurance	482	520
Loan referral fees/interest rate swap revenue	390	703
Merchant services revenue	565	536
Other	861	919
Total non-interest income	9,250	7,620
Non-interest expense
Salaries and employee benefits	15,246	15,518
Occupancy expense	2,052	1,948
Equipment expense	1,477	1,319
Advertising expense	685	738
Data processing expense	2,933	3,113
Bank shares tax	786	566
Professional fees	999	1,056
Other operating expenses	4,737	5,424
Total non-interest expense	28,915	29,682
Income before income tax expense	18,572	13,401
Income tax expense	3,225	2,326
Net income	$15,347	$11,075

Earnings per share
Basic	$0.76	$0.56
Diluted	$0.76	$0.56

Cash dividends declared per common share	$0.22	$0.20
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	20,210,439	19,802,095
Diluted	20,212,187	19,807,592

The accompanying notes to consolidated financial statements are an integral part of these statements.

FNCB BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Year Ended December 31,
(in thousands)	2020	2019
Net income	$15,347	$11,075
Other comprehensive income:
Unrealized gains on available-for-sale debt securities	15,349	10,842
Taxes	(3,223)	(2,277)
Net of tax amount	12,126	8,565

Reclassification adjustment for net gains included in net income	(1,528)	(1,227)
Taxes	321	258
Net of tax amount	(1,207)	(969)

Derivative adjustments	(112)	-
Taxes	23	-
Net of tax amount	(89)	-
Total other comprehensive income	10,830	7,596

Comprehensive income	$26,177	$18,671

The accompanying notes to consolidated financial statements are an integral part of these statements.

FNCB BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the Years Ended December 31, 2020 and 2019

					Accumulated
	Number		Additional		Other	Total
	of Common	Common	Paid-in	Retained	Comprehensive	Shareholders'
(in thousands, except share data)	Shares	Stock	Capital	Earnings	(Loss) Income	Equity
Balances, December 31, 2018	16,821,371	$21,026	$63,547	$17,186	$(4,540)	$97,219
Net income	-	-	-	11,075	-	11,075
Cash dividends paid, $0.20 per share	-	-	-	(4,030)	-	(4,030)
Common shares issued for capital raise, net	3,285,550	4,107	17,201	-	-	21,308
Restricted stock awards	-	-	255	-	-	255
Common shares issued under long-term incentive compensation plan	57,118	71	79	-	-	150
Common shares issued through dividend reinvestment/optional cash purchase plan	7,369	10	48	(24)	-	34
Other comprehensive income, net of tax of $2,019	-	-	-	-	7,596	7,596
Balances, December 31, 2019	20,171,408	$25,214	$81,130	$24,207	$3,056	$133,607
Net income	-	-	-	15,347	-	15,347
Cash dividends paid, $0.22 per share	-	-	-	(4,447)	-	(4,447)
Restricted stock awards	-	-	336	-	-	336
Common shares issued under long-term incentive compensation plan	63,970	80	70	-	-	150
Common shares issued through dividend reinvestment/optional cash purchase plan	10,271	13	51	(27)	-	37
Other comprehensive income, net of tax of $2,879	-	-	-	-	10,830	10,830
Balances, December 31, 2020	20,245,649	$25,307	$81,587	$35,080	$13,886	$155,860

The accompanying notes to consolidated financial statements are an integral part of these statements.

FNCB BANCORP, INC AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
(in thousands)	2020	2019
Cash flows from operating activities:
Net income	$15,347	$11,075
Adjustments to reconcile net income to net cash provided by operating activities:
Investment securities amortization, net	879	746
Equity in trust	(8)	(13)
Depreciation of bank premises and equipment	1,628	1,396
Amortization of loan origination (fees) costs	(626)	1,591
Valuation adjustment for loan servicing rights	16	2
Stock-based compensation expense	486	405
Provision for loan and lease losses	1,941	797
Valuation adjustment for off-balance sheet commitments	(90)	448
Net gain on the sale/redemption of available-for-sale debt securities	(1,528)	(1,227)
Net gain on equity securities	(1,171)	(29)
Net gain on the sale of mortgage loans held for sale	(653)	(253)
Net gain on the sale of other real estate owned	-	(20)
Valuation adjustment of other real estate owned	27	85
Loss on the disposition of bank premises and equipment	-	35
Gain on bank-owned life insurance settlement	-	(114)
Income from bank-owned life insurance	(482)	(520)
Proceeds from the sale of mortgage loans held for sale	14,510	9,900
Funds used to originate mortgage loans held for sale	(14,903)	(9,887)
Decrease in net deferred tax assets	3,219	2,396
(Increase) decrease in accrued interest receivable	(1,052)	380
Decrease (increase) in other assets	1,412	(2,107)
Decrease in accrued interest payable	(150)	(80)
Increase (decrease) in other liabilities	773	(354)
Total adjustments	4,228	3,577
Net cash provided by operating activities	19,575	14,652

Cash flows from investing activities:
Maturities, calls and principal payments of available-for-sale debt securities	20,694	11,051
Proceeds from the sale/redemption of available-for-sale debt securities	69,271	128,233
Purchases of available-for-sale debt securities	(152,691)	(105,995)
Purchase of equity securities	(500)	-
Redemption (purchase) of the stock in Federal Home Loan Bank of Pittsburgh	2,059	(681)
Proceeds from the sale/transfer of equity securities	1,223	-
Purchase of equity securities without readily determinable fair values	(500)	-
Net (increase) decrease in loans to customers	(70,820)	7,737
Proceeds from the sale of other real estate owned	204	821
Proceeds received from bank-owned life insurance settlement	-	419
Proceeds received from sale of bank premises and equipment	-	16
Purchases of bank premises and equipment	(1,689)	(4,540)
Net cash (used in) provided by investing activities	(132,749)	37,061

Cash flows from financing activities:
Net increase (decrease) in deposits	285,739	(93,920)
(Repayment of) proceeds from Federal Home Loan Bank of Pittsburgh advances - overnight	(14,100)	7,500
Proceeds from Federal Home Loan Bank of Pittsburgh advances - term	20,000	70,000
Repayment of Federal Home Loan Bank of Pittsburgh advances - term	(52,809)	(49,521)
Principal reduction on subordinated debentures	-	(5,000)
Proceeds from issuance of common shares, net of discount	37	21,342
Cash dividends paid	(4,447)	(4,030)
Net cash provided by (used in) financing activities	234,420	(53,629)
Net increase (decrease) in cash and cash equivalents	121,246	(1,916)
Cash and cash equivalents at beginning of year	34,565	36,481
Cash and cash equivalents at end of year	$155,811	$34,565

Supplemental cash flow information
Cash paid during the period for:
Interest	$6,310	$9,876
Other transactions:
Lease liabilities arising from obtaining right-of-use assets	387	92
Investor loans transferred to other real estate owned	-	256

The accompanying notes to consolidated financial statements are an integral part of these statements.

Notes to Consolidated Financial Statements

Note 1. ORGANIZATION

FNCB Bancorp, Inc. is a registered bank holding company under the Bank Holding Company Act of 1956, incorporated under the laws of the Commonwealth of Pennsylvania in 1997. It is the parent company of FNCB Bank (the “Bank”) and the Bank’s wholly owned subsidiaries FNCB Realty Company, Inc., FNCB Realty Company I, LLC, and FNCB Realty Company II, LLC. Unless the context otherwise requires, the term “FNCB” is used to refer to FNCB Bancorp, Inc., and its subsidiaries. In certain circumstances, however, the term “FNCB” refers to FNCB Bancorp, Inc., itself.

The Bank provides customary retail and commercial banking services to individuals, businesses and local governments and municipalities through its 17 full-service branch locations within its primary market area, Northeastern Pennsylvania.

FNCB Realty Company, Inc., FNCB Realty Company I, LLC, and FNCB Realty Company II, LLC, which were formed to hold real estate and/or operate businesses acquired in exchange for debt settlement or foreclosure, were inactive at December 31, 2020 and 2019.

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

Securities

Debt Securities and Equity Securities with Readily Determinable Fair Values

FNCB classifies its investments in debt securities as either held-to-maturity or available-for-sale at the time of purchase. Debt securities that are classified as held-to-maturity are carried at amortized cost when management has the positive intent and ability to hold them to maturity. Debt securities that are classified as available-for-sale are carried at fair value with unrealized holding gains and losses recognized as a component of shareholders’ equity in accumulated other comprehensive income (loss), net of tax. Premiums on callable debt securities are amortized to the earliest call date. Amortization of premiums and accretion of discounts on noncallable debt securities is recognized over the life of the related security as an adjustment to yield using the interest method. Realized gains and losses on sales of debt securities are based on amortized cost using the specific identification method on the trade date. All of FNCB's debt securities were classified as available-for-sale at December 31, 2020 and 2019.

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

Restricted Securities

Investments in restricted securities have limited marketability, are carried at cost and are evaluated for impairment based on FNCB’s determination of the ultimate recoverability of the par value of the stock. FNCB’s investment in restricted securities is comprised of stock in the Federal Home Loan Bank of Pittsburgh and Atlantic Community Bankers Bank.

Equity Securities without Readily Determinable Fair Values

Equity securities without readily determinable fair values generally consist of common and/or preferred stock of privately held financial institutions, which are carried at cost and included in other assets in the consolidated statements of financial condition. On a quarterly basis, management performs a qualitative assessment to determine if the securities are impaired. If the qualitative assessment indicates impairment, the security is written down to its fair value, with the charge for impairment included in net income.

Evaluation for Other Than Temporary Impairment

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

In accordance with federal regulations, prior to making, extending, renewing or advancing additional funds in excess of $500 thousand on a loan secured by real estate, FNCB requires an appraisal of the property by an independent, state-certified or state-licensed appraiser (depending upon collateral type and loan amount) that is approved by the Board of Directors. Appraisals are reviewed internally or by an independent third party engaged by FNCB. Generally, management obtains a new appraisal when a loan is deemed impaired. These appraisals may be more limited in scope than those obtained at the initial underwriting of the loan.

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

Commercial and Industrial Loans- FNCB offers commercial loans at various rates and terms to businesses located in its primary market area. The commercial loan portfolio includes revolving lines of credit, automobile floor plans, equipment loans, vehicle loans, improvement loans and term loans. These loans generally carry a higher risk than commercial real estate loans by the nature of the underlying collateral, which can be machinery and equipment, inventory, accounts receivable, vehicles or marketable securities. Generally, a collateral lien is placed on the collateral supporting the loan. In order to reduce the risk associated with these loans, management may attempt to secure real estate as collateral and obtain personal guarantees of the borrower as deemed necessary.

State and Political Subdivision Loans - FNCB originates general obligation notes and tax anticipation loans to state and political subdivisions, which are primarily municipalities in FNCB’s market area.

Residential Real Estate Loans - FNCB offers fixed-rate 1 - 4 family residential loans. Residential first lien mortgages are generally subject to an 80% loan to value ratio based on the appraised value of the property. FNCB will generally require the mortgagee to purchase Private Mortgage Insurance if the amount of the loan exceeds the 80% loan to value ratio. Residential mortgage loans are generally smaller in size and are considered homogeneous as they exhibit similar characteristics. FNCB may sell loans and retain servicing when warranted by market conditions. FNCB offers home equity loans and home equity lines of credit (“HELOCs”) with a maximum combined loan-to-value ratio of 90% based on the appraised value of the property. Home equity loans have fixed rates of interest and carry terms up to 15 years. HELOCs have adjustable interest rates and are based upon the national prime interest rate. Residential mortgage loans, including home equity loans, are generally smaller in size and are considered homogeneous as they exhibit similar characteristics.

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

FNCB files a consolidated federal income tax return. Under tax sharing agreements, each subsidiary provides for and settles income taxes with FNCB as if it would have filed on a separate return basis. Interest and penalties, if any, as a result of a taxing authority examination are recognized within non-interest expense. FNCB is not currently subject to an audit by any of its tax authorities and with limited exception is no longer subject to federal and state income tax examinations by taxing authorities for years before 2017.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more-likely-than-not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Management determined that FNCB had no liabilities for uncertain tax positions at December 31, 2020 and 2019.

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

Stock-Based Compensation

FNCB recognizes all share-based payments for compensation in the consolidated statements of income based on their fair values on the grant date. The fair value of shares of unrestricted and restricted stock and awarded under the Long Term Incentive Compensation Plan (“LTIP”) is determined using an average of the high and low prices for FNCB’s common stock for the 10 days preceding the grant date. Stock-based compensation expense for unrestricted stock is recognized on the grant date. For restricted stock, stock-based compensation expense is recognized ratably over the vesting period, adjusted for forfeitures during the period in which they occur.

Bank-Owned Life Insurance

Bank-owned life insurance (“BOLI”) represents the cash surrender value of life insurance policies on certain current and former directors and officers of FNCB. FNCB purchased the insurance as a tax-deferred investment and future source of funding for liabilities, including the payment of employee benefits such as health care. BOLI is carried in the consolidated statements of financial condition at its cash surrender value. Increases in the cash value of the policies, as well as proceeds received, are recorded in non-interest income. Under some of these policies, the beneficiaries receive a portion of the death benefit. The net present value of the future death benefits scheduled to be paid to the beneficiaries was $116 thousand and $113 thousand at December 31, 2020 and 2019, respectively, and is reflected in other liabilities on the consolidated statements of financial condition.

Fair Value Measurement

FNCB uses fair value measurements to record fair value adjustments to certain financial assets and liabilities and to determine fair value disclosures. Available-for-sale debt securities and derivative contracts are recorded at fair value on a recurring basis. Additionally, from time to time, FNCB may be required to recognize adjustments to other assets at fair value on a nonrecurring basis, such as impaired loans, other securities, and OREO.

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

Revenue Recognition

FNCB recognizes revenues as they are earned based on contractual terms, as transactions occur, or as services are provided and collectability is reasonably assured.  FNCB's primary source of revenue is interest income from the Bank's loans and investment securities, which is recognized on the accrual basis primarily on terms in written contracts such as loan agreements or securities contracts. FNCB also earns non-interest income from various banking services offered by the Bank as follows:

●

Deposit service charges - include general service fees for monthly account maintenance, account analysis fees, non-sufficient funds fees, wire transfer fees and other deposit account related fees. Revenue is recognized when FNCB’s performance obligation is completed which is generally monthly for account maintenance services or when a transaction has been completed (such as a wire transfer). Payment for service charges on deposit accounts is received immediately or in the following month through a direct charge to customers’ accounts. Also included in deposit service charges is income from ATM surcharges and debit card services income. ATM surcharges are generated when an FNCB cardholder uses an ATM that is not within the AllPoint ATM network or a non-FNCB cardholder uses an FNCB ATM. Card services income is primarily comprised of interchange fees earned whenever a customer uses an FNCB debit card as payment for goods and/or services through a card payment network such as Mastercard®/Visa®. FNCB’s performance obligation is satisfied on a daily basis as transactions are processed. FNCB recognizes ATM surcharges and card services income as transactions with merchants are settled, generally on a daily basis.

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

●	Loan referral fees/interest rate swap revenue - Loan referral fees represent fees FNCB receives from a third-party correspondent bank for referring certain qualified borrowers to their proprietary loan participation swap program. Interest rate swap revenue represent net fees FNCB receives from a counterparty for completing the swap transaction with the counterparty directly. FNCB receives both types of fees at the time the loan closes. The fees are non-refundable and are not tied to the loan and FNCB has no future obligations to the correspondent under the participation agreement related to such fees. FNCB records referral fees/interest rate swap revenue in non-interest income upon receipt.
●

Other income – primarily includes wealth management fee income, merchant services fee income and title insurance revenue. Wealth management fee income represents fees received from a third-party broker-dealer as part of a revenue-sharing agreement for fees earned from customers that we refer to the third party. Merchant services fees represent commissions received from the major payment networks such as VISA®/Mastercard® on activity generated by customers on their merchant account. Wealth management and merchant services fee income are transactional in nature and are recognized in income monthly when FNCB’s performance obligation is complete, which is generally the time that payment is received. With regard to title insurance revenue, FNCB is a member in a limited liability company that provides title insurance services to customers referred by member financial institutions. In accordance with an operating agreement, the title insurance company makes quarterly discretionary distributions to member institutions on a pro-rata basis based on their respective membership interest percentage at the time of distribution. FNCB’s performance obligation under the operating agreement was satisfied with its capital contribution. There are no future minimum referral quotas required under the operating agreement. FNCB records revenue from quarterly distributions at the time of receipt.

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

New Authoritative Accounting Guidance

Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): “Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. It provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments in ASU 2020-04 were effective upon issuance. On January 7, 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848) that clarifies that certain optional expedients and exceptions provided for in ASU 2020-04 also apply to derivatives that do not reference a rate that is being discontinued but otherwise are affected by reference rate reform. ASU 2021-01 clarifies that changes in the interest rates used for margining, discounting, or contract price alignment for derivative instruments that are being implemented as part of the market-wide transition to new reference rates, commonly referred to as the "discounting transition," are within the scope of Topic 848. ASU 2021-01 was effective upon issuance. As part of its overall evaluation of reference rate reform, management is still evaluating the impact that LIBOR replacement will have on FNCB's operating results and financial position. Any such impacts will be prospective in nature and may affect net interest income and fair value estimates after the effective date of such rate replacement. The LIBOR replacement is not expected to have a material effect on the operating results or financial position of FNCB.

Accounting Guidance to be Adopted in Future Periods

ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): “Measurement of Credit Losses on Financial Instruments,” replaces the current loss impairment methodology under GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to form credit loss estimates in an effort to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit. ASU 2016-13 is commonly referred to as Current Expected Credit Losses ("CECL") and will require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The amendments in this update affect entities holding financial assets and net investment in leases that are not accounted for at fair value through net income, including such financial assets as loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. On  June 17, 2016, the four, federal financial institution regulatory agencies (the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the National Credit Union Administration and the Office of the Comptroller of the Currency), issued a joint statement to provide information about ASU 2016-13 and the initial supervisory views regarding the implementation of the new standard. The joint statement applies to all banks, savings associations, credit unions and financial institution holding companies, regardless of asset size. The statement details the key elements of, and the steps necessary for, the successful transition to the new accounting standard. In addition, the statement notifies financial institutions that because the appropriate allowance levels are institution-specific amounts, the agencies will not establish benchmark targets or ranges for the change in institutions’ allowance levels upon adoption of the ASU, or for allowance levels going forward. Due to the importance of ASU 2016-13, the agencies encourage financial institutions to begin planning and preparing for the transition and state that senior management, under the oversight of the board of directors, should work closely with staff in their accounting, lending, credit risk management, internal audit, and information technology functions during the transition period leading up to, and well after, adoption. ASU 2016-13 was originally effective for public business entities that are registered with the U.S. Securities and Exchange Commission (“SEC”) under the Securities and Exchange Act of 1934, as amended, including smaller reporting companies, for fiscal years beginning after  December 15, 2019, including interim periods within those fiscal years. All entities  may adopt the amendments in this ASU earlier as of the fiscal years beginning after  December 15, 2018, including interim periods within those fiscal years. On November 15, 2019, the Financial Accounting Standards Board ("FASB") issued ASU 2019-10, "Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates," which finalized various effective dates delay for private companies, not-for-profit organizations, and certain smaller reporting companies. Specifically, under ASU 2019-10 the effective date for implementation of CECL for smaller reporting companies, private companies and not-for-profits was extended to fiscal years, and interim periods within those years, beginning after December 15, 2022. FNCB is a smaller reporting company, and accordingly, will adopt this guidance on  January 1, 2023. FNCB has created a CECL task group comprised of members of its finance, credit administration, lending, internal audit, loan operations and information systems units. The CECL task group understands the provisions of ASU 2016-13 and is currently in the process of implementing the new guidance, which includes, but is not limited to: (1) identifying segments and sub-segments within the loan portfolio that have similar risk characteristics; (2) determining the appropriate methodology for each segment; (3) implementing changes that are necessary to its core operating system and interfaces to be able to capture appropriate data requirements; and (4) evaluating  qualitative factors and economic to develop appropriate forecasts for integration into the model. FNCB is currently evaluating the effect this guidance  may have on its operating results and/or financial position, including assessing any potential impact on its capital.

ASU 2020-01 Investments - Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815). The new guidance addresses accounting for the transition into and out of the equity method and measuring certain purchase options and forward contracts to acquire investments.  If a company is applying the measurement alternative for an equity investment under ASC 321 and must transition to the equity method, or if applying the equity method and must transition to ASC 321; because of an observable transaction, it will remeasure its investment immediately before transition.  If a company holds certain non-derivative forward contracts or purchased call options to acquire equity securities, such instruments generally will be measured using the fair value principles of ASC 321 before settlement or exercise. ASU 2020-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020 for public business entities, and for fiscal years, and interim periods within those fiscal years beginning after December 15, 2021 for all other entities. Early adoption is permitted. The adoption of this guidance on January 1, 2022 is not expected to have a material effect on the operating results or financial position of FNCB.

Note 3. RESTRICTED CASH BALANCES

On March 26, 2020, the Board of Governors of the Federal Reserve System eliminated the reserve requirement for all depository institutions. Prior to this date, FNCB was required to maintain average reserve balances as established by the Federal Reserve Bank. The required reserve balance was $1.6 million at December 31, 2019, which was satisfied through the restriction of vault cash and deposits maintained at the Federal Reserve Bank.

In addition, FNCB maintains compensating balances at correspondent banks, most of which are not required, but are used to offset specific charges for services. At December 31, 2020 and 2019, the amount of these balances were $4.5 million and $1.2 million, respectively.

Note 4. SECURITIES

Debt Securities

The following tables present the amortized cost, gross unrealized gains and losses, and the fair value of FNCB’s available-for-sale debt securities at December 31, 2020 and 2019:

	December 31, 2020
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(in thousands)	Cost	Gains	Losses	Value
Available-for-sale debt securities:
Obligations of state and political subdivisions	$192,851	$13,012	$35	$205,828
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	54,091	2,940	59	56,972
Collateralized mortgage obligations - commercial	3,721	183	-	3,904
Mortgage-backed securities	12,452	588	14	13,026
Private collateralized mortgage obligations	37,926	352	79	38,199
Corporate debt securities	23,800	790	10	24,580
Asset-backed securities	7,505	46	25	7,526
Negotiable certificates of deposit	-	-	-	-
Total available-for-sale debt securities	$332,346	$17,911	$222	$350,035

	December 31, 2019
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(in thousands)	Cost	Gains	Losses	Value
Available-for-sale debt securities:
Obligations of state and political subdivisions	$115,428	$2,694	$359	$117,763
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	79,606	780	92	80,294
Collateralized mortgage obligations - commercial	17,414	320	11	17,723
Mortgage-backed securities	18,142	343	-	18,485
Private collateralized mortgage obligations	25,069	49	43	25,075
Corporate debt securities	7,000	182	-	7,182
Asset-backed securities	5,618	4	1	5,621
Negotiable certificates of deposit	694	2	-	696
Total available-for-sale debt securities	$268,971	$4,374	$506	$272,839

Except for securities of U.S. government and government-sponsored agencies, there were no securities of any individual issuer that exceeded 10.0% of shareholders’ equity at December 31, 2020 or 2019.

The following table presents the maturity information of FNCB’s available-for-sale debt securities at December 31, 2020. Expected maturities will differ from contractual maturity because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Because collateralized mortgage obligations, mortgage-backed securities and asset-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary.

	December 31, 2020
	Available-for-Sale
	Amortized	Fair
(in thousands)	Cost	Value
Amounts maturing in:
One year or less	$4,663	$4,718
After one year through five years	61,851	66,433
After five years through ten years	44,805	47,397
After ten years	105,332	111,860
Asset-backed securities	7,505	7,526
Collateralized mortgage obligations	95,738	99,075
Mortgage-backed securities	12,452	13,026
Total	$332,346	$350,035

The following table presents the gross proceeds received and gross realized gains and losses on sales and redemption of available-for-sale debt securities for the years ended December 31, 2020 and 2019.

	Year Ended December 31,
(in thousands)	2020	2019
Available-for-sale debt securities:
Gross proceeds received on sales	$68,256	$128,233
Gross proceeds received on redemption	1,015	-
Gross realized gains on sales	1,686	1,257
Gross realized losses on sales	(173)	(30)
Gross realized gain on redemption	15	-

The following tables present the number of, fair value and gross unrealized losses of available-for-sale debt securities with unrealized losses at December 31, 2020 and 2019, aggregated by investment category and length of time the securities have been in an unrealized loss position.

	December 31, 2020
	Less than 12 Months			12 Months or Greater			Total
	Number		Gross	Number		Gross	Number		Gross
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
(dollars in thousands)	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Obligations of state and political subdivisions	6	$4,541	$35	-	$-	$-	6	$4,541	$35
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	2	7,019	59	-	-	-	2	7,019	59
Collateralized mortgage obligations - commercial	-	-	-	-	-	-	-	-	-
Mortgage-backed securities	1	2,103	14	-	-	-	1	2,103	14
Private collateralized mortgage obligations	3	7,857	42	1	2,256	37	4	10,113	79
Corporate debt securities	2	1,739	10	-	-	-	2	1,739	10
Asset-backed securities	2	746	13	1	1,591	12	3	2,337	25
Total	16	$24,005	$173	2	$3,847	$49	18	$27,852	$222

	December 31, 2019
	Less than 12 Months			12 Months or Greater			Total
	Number		Gross	Number		Gross	Number		Gross
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
(dollars in thousands)	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Obligations of state and political subdivisions	10	$19,436	$359	-	$-	$-	10	$19,436	$359
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	4	19,934	92	-	-	-	4	19,934	92
Collateralized mortgage obligations - commercial	1	2,500	11	-	-	-	1	2,500	11
Mortgage-backed securities	-	-	-	-	-	-	-	-	-
Private collateralized mortgage obligations	4	18,990	43	-	-	-	4	18,990	43
Corporate debt securities	-	-	-	-	-	-	-	-	-
Asset-backed securities	2	888	1	-	-	-	2	888	1
Negotiable certificates of deposit	-	-	-	-	-	-	-	-	-
Total	21	$61,748	$506	-	$-	$-	21	$61,748	$506

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

Management performed a review of all securities in an unrealized loss position as of December 31, 2020 and determined that movements in the fair values of the securities were consistent with changes in market interest rates or market disruption stemming from the COVID-19 global pandemic. In addition, as part of its review, management noted that there was no material change in the credit quality of any of the issuers or any other event or circumstance that may cause a significant adverse effect on the fair value of these securities. Moreover, to date, FNCB has received all scheduled principal and interest payments and expects to fully collect all future contractual principal and interest payments on all securities in an unrealized loss position at December 31, 2020. FNCB does not intend to sell the securities, nor is it more likely than not that it will be required to sell the securities, prior to recovery of their amortized cost. Based on the results of its review and considering the attributes of these debt securities, management concluded that the individual unrealized losses were temporary and OTTI did not exist at December 31, 2020.

Equity Securities and Equity Securities without Readily Determinable Fair Value

At December 31, 2019, FNCB owned 201,000 shares of the common stock of a privately-held bank holding company. The common stock was purchased during 2017 for $8.25 per share, or $1.7 million in aggregate, as part of a private placement pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended for offerings not involving any public offering. The common stock of this bank holding company was not traded on any established market. FNCB had accounted for this transaction as an equity security without a readily determinable fair value. The $1.7 million investment was included in other assets at December 31, 2019.

On December 18, 2019, this privately held bank holding company had entered into an Agreement and Plan of Merger (“Merger Agreement”) with a publicly traded bank holding company. The Merger Agreement provided for the privately held bank holding company to merge with and into the publicly traded bank holding company, the company surviving the merger (“surviving company”). The surviving company's common stock trades on Nasdaq. The acquisition was completed on July 1, 2020. FNCB received $1.2 million in cash for 74,113 of the acquired shares having a cost of $611 thousand. FNCB realized a gain of $611 thousand as part of this transaction. The remaining 126,887 shares with a cost of $1.0 million were converted into 78,822 shares of the surviving company's common stock that had a fair value of $19.90 per share on July 1, 2020 or $1.6 million in aggregate, which exceeded the cost basis of $1.0 million. FNCB recognized an unrealized gain of $522 thousand on the conversion of this stock upon the acquisition.

On September 15, 2020, FNCB purchased 20,000 shares of the fixed-rate non-cumulative perpetual preferred stock of another publicly traded bank holding company pursuant to an underwritten public offering at an offering price of $25.00 per share or $500 thousand in aggregate. The preferred stock, which trades on Nasdaq, pays a quarterly dividend rate of 7.50%. Also included in equity securities at December 31, 2020 and 2019, was a $1.0 million investment in a mutual fund comprised of 1-4 family residential mortgage-backed securities collateralized by properties within FNCB's market area.

Equity securities held by FNCB with a readily determinable fair value are reported at fair value on the consolidated statements of financial condition with unrealized gains and losses recognized in non-interest income in the consolidated statements of income. At December 31, 2020 and 2019, equity securities had a cost basis of $2.5 million and $1.0 million, respectively. The fair value of equity securities was $3.0 million at December 31, 2020 and $0.9 million at December 31, 2019.

The following table presents unrealized and realized gains and losses recognized in net income on equity securities for the years ended  December 31, 2020 and 2019.

	Year Ended December 31,
(in thousands)	2020	2019
Net gain recognized on equity securities	$1,171	$29
Less: net gains recognized on equity securities sold/acquired	611	-
Unrealized gain recognized on equity securities held	$560	$29

On December 29, 2020, FNCB purchased 20,000 shares of the fixed-rate, non-cumulative perpetual preferred stock of a privately-held bank holding company at an offering price of $25.00 per share or $500 thousand in aggregate, which is included in other assets in the consolidated statement of financial condition. The preferred stock pays quarterly dividends at an annual rate of 8.25%, commencing March 30, 2021. The preferred stock of this bank holding company is not traded on any established market and is accounted for as an equity security without a determinable fair value. Under GAAP, an equity security without a readily determinable fair value shall be written down to its fair value if a qualitative assessment indicates that the investment is impaired, and the fair value of the investment is less than its carrying value. As part of its qualitative assessment, management engaged an independent third party to provide a valuation of this investment as of December 31, 2020, which indicated that the investment was not impaired. Management determined that no adjustment for impairment was required at December 31, 2020.

Restricted Securities

The following table presents FNCB's investment in restricted securities at December 31, 2020 and 2019.  Restricted securities have limited marketability and are carried at cost.

	December 31,
(in thousands)	2020	2019
Stock in Federal Home Loan Bank of Pittsburgh	$1,735	$3,794
Stock in Atlantic Community Bankers Bank	10	10
Total restricted securities, at cost	$1,745	$3,804

Management noted no indicators of impairment for the Federal Home Loan Bank ("FHLB") of Pittsburgh or Atlantic Community Bankers Bank stock at December 31, 2020 and 2019.

Note 5. LOANS

The following table summarizes loans receivable, net, by category at December 31, 2020 and 2019:

	December 31,
(in thousands)	2020	2019
Residential real estate	$196,328	$187,863
Commercial real estate	273,903	278,379
Construction, land acquisition and development	59,785	47,484
Commercial and industrial	238,435	147,623
Consumer	85,881	121,099
State and political subdivisions	49,009	43,908
Total loans, gross	903,341	826,356
Unearned income	(110)	(69)
Net deferred loan (fees) costs	(2,129)	2,192
Allowance for loan and lease losses	(11,950)	(8,950)
Loans, net	$889,152	$819,529

FNCB has granted loans, letters of credit and lines of credit to certain of its executive officers and directors as well as to certain of their related parties. For more information about related party transactions, refer to Note 12, “Related Party Transactions” to these consolidated financial statements.

For information about credit concentrations within FNCB’s loan portfolio, refer to Note 13, “Commitments, Contingencies and Concentrations” to these consolidated financial statements.

FNCB originates 1- 4 family residential mortgage loans for sale in the secondary market. During the years ended December 31, 2020 and 2019, 1 - 4 family residential mortgages sold on the secondary market were $13.9 million and $9.6 million, respectively. Net gains on the sale of residential mortgage loans were $653 thousand in 2020 and $253 thousand in 2019. FNCB retains servicing rights on mortgages sold in the secondary market. 1-4 family residential mortgage loans held for sale were $2.1 million at December 31, 2020 and $1.1 million at  December 31, 2019.

There were no sales of SBA guaranteed loans during the years ended December 31, 2020. The unpaid principal balance of loans serviced for others, including residential mortgages and SBA-guaranteed loans were $96.5 million and $106.0 million at December 31, 2020 and 2019, respectively.

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

In addition to the specific and general components, management may establish an unallocated allowance that is used to cover any inherent losses that exist as of the evaluation date, but which may have not been identified under the methodology.

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

The following tables present, by loan category, the activity in the ALLL and the allocation of the ALLL and related loan balance disaggregated based on impairment methodology at December 31, 2020 and 2019.

Allowance for Loan and Lease Losses by Loan Category
December 31, 2020
(in thousands)	Residential Real Estate	Commercial Real Estate	Construction, Land Acquisition and Development	Commercial and Industrial	Consumer	State and Political Subdivisions	Unallocated	Total
Allowance for loan losses:
Beginning balance, January 1, 2020	$1,147	$3,198	$271	$1,997	$1,658	$253	$426	$8,950
Charge-offs	-	(336)	-	(254)	(975)	-	-	(1,565)
Recoveries	43	846	-	1,220	515	-	-	2,624
Provisions (credits)	525	560	267	(344)	121	152	660	1,941
Ending balance, December 31, 2020	$1,715	$4,268	$538	$2,619	$1,319	$405	$1,086	$11,950

Specific reserve	$13	$46	$-	$357	$-	$-	$-	$416

General reserve	$1,702	$4,222	$538	$2,262	$1,319	$405	$1,086	$11,534

Loans receivable:
Individually evaluated for impairment	$2,321	$8,448	$69	$897	$-	$-	$-	$11,735
Collectively evaluated for impairment	194,007	265,455	59,716	237,538	85,881	49,009	-	891,606
Total loans, gross at December 31, 2020	$196,328	$273,903	$59,785	$238,435	$85,881	$49,009	$-	$903,341

Allowance for Loan and Lease Losses by Loan Category
December 31, 2019
(in thousands)	Residential Real Estate	Commercial Real Estate	Construction, Land Acquisition and Development	Commercial and Industrial	Consumer	State and Political Subdivisions	Unallocated	Total
Allowance for loan losses:
Beginning balance, January 1, 2019	$1,175	$3,107	$188	$2,552	$2,051	$417	$29	$9,519
Charge-offs	(27)	-	(18)	(1,258)	(1,311)	-	-	(2,614)
Recoveries	9	32	82	364	761	-	-	1,248
Provisions (credits)	(10)	59	19	339	157	(164)	397	797
Ending balance, December 31, 2019	$1,147	$3,198	$271	$1,997	$1,658	$253	$426	$8,950

Specific reserve	$10	$221	$-	$242	$-	$-	$-	$473

General reserve	$1,137	$2,977	$271	$1,755	$1,658	$253	$426	$8,477

Loans receivable:
Individually evaluated for impairment	$2,906	$11,640	$76	$1,164	$-	$-	$-	$15,786
Collectively evaluated for impairment	184,957	266,739	47,408	146,459	121,099	43,908	-	810,570
Total loans, gross at December 31, 2019	$187,863	$278,379	$47,484	$147,623	$121,099	$43,908	$-	$826,356

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

The following tables present the recorded investment in loans receivable by loan category and credit quality indicator at December 31, 2020 and 2019:

Credit Quality Indicators
December 31, 2020
	Commercial Loans						Other Loans
		Special				Subtotal	Accruing	Non-accrual	Subtotal	Total
	Pass	Mention	Substandard	Doubtful	Loss	Commercial	Loans	Loans	Other	Loans
Residential real estate	$35,839	$494	$209	$-	$-	$36,542	$158,896	$890	$159,786	$196,328
Commercial real estate	256,390	4,349	13,164	-	-	273,903	-	-	-	273,903
Construction, land acquisition and development	55,697	-	-	-	-	55,697	4,088	-	4,088	59,785
Commercial and industrial	233,370	961	1,104	-	-	235,435	3,000	-	3,000	238,435
Consumer	-	-	-	-	-	-	85,374	507	85,881	85,881
State and political subdivisions	48,998	-	-	-	-	48,998	11	-	11	49,009
Total	$630,294	$5,804	$14,477	$-	$-	$650,575	$251,369	$1,397	$252,766	$903,341

Credit Quality Indicators
December 31, 2019
	Commercial Loans						Other Loans
		Special				Subtotal	Accruing	Non-accrual	Subtotal	Total
	Pass	Mention	Substandard	Doubtful	Loss	Commercial	Loans	Loans	Other	Loans
Residential real estate	$35,330	$177	$307	$-	$-	$35,814	$150,715	$1,334	$152,049	$187,863
Commercial real estate	266,112	1,668	10,599	-	-	278,379	-	-	-	278,379
Construction, land acquisition and development	46,361	-	-	-	-	46,361	1,123	-	1,123	47,484
Commercial and industrial	140,589	426	1,484	-	-	142,499	5,124	-	5,124	147,623
Consumer	-	-	-	-	-	-	120,451	648	121,099	121,099
State and political subdivisions	43,908	-	-	-	-	43,908	-	-	-	43,908
Total	$532,300	$2,271	$12,390	$-	$-	$546,960	$277,413	$1,982	$279,395	$826,356

Included in loans receivable are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The recorded investment in these non-accrual loans was $5.6 million at December 31, 2020 and $9.1 million at December 31, 2019. Generally, loans are placed on non-accrual status when they become 90 days or more delinquent. Once a loan is placed on non-accrual status it remains on non-accrual status until it has been brought current, has six months of performance under the loan terms, and factors indicating reasonable doubt about the timely collection of payments no longer exists. Therefore, loans may be current in accordance with their loan terms, or may be less than 90 days delinquent, and still be on a non-accrual status. At December 31, 2020, there was one commercial and industrial loan that was past due 90 days or more and still accruing, which has subsequently been brought current. There were no loans past due 90 days or more and still accruing at December 31, 2019.

The following tables present the delinquency status of past due and non-accrual loans at December 31, 2020 and 2019:

	December 31, 2020
	Delinquency Status
	0-29 Days	30-59 Days	60-89 Days	>/= 90 Days
(in thousands)	Past Due	Past Due	Past Due	Past Due	Total
Performing (accruing) loans:
Residential real estate	$194,820	$251	$159	$-	$195,230
Commercial real estate	270,059	606	-	-	270,665
Construction, land acquisition and development	59,785	-	-	-	59,785
Commercial and industrial	237,262	419	16	-	237,697
Consumer	83,486	1,485	403	-	85,374
State and political subdivisions	49,009	-	-	-	49,009
Total performing (accruing) loans	894,421	2,761	578	-	897,760

Non-accrual loans:
Residential real estate	642	39	-	417	1,098
Commercial real estate	1,484	-	-	1,754	3,238
Construction, land acquisition and development	-	-	-	-	-
Commercial and industrial	614	-	124	-	738
Consumer	114	132	96	165	507
State and political subdivisions	-	-	-	-	-
Total non-accrual loans	2,854	171	220	2,336	5,581
Total loans receivable	$897,275	$2,932	$798	$2,336	$903,341

	December 31, 2019
	Delinquency Status
	0-29 Days	30-59 Days	60-89 Days	>/= 90 Days
(in thousands)	Past Due	Past Due	Past Due	Past Due	Total
Performing (accruing) loans:
Residential real estate	$185,871	$134	$261	$-	$186,266
Commercial real estate	272,561	75	106	-	272,742
Construction, land acquisition and development	47,484	-	-	-	47,484
Commercial and industrial	146,221	200	-	-	146,421
Consumer	118,267	1,695	489	-	120,451
State and political subdivisions	43,908	-	-	-	43,908
Total performing (accruing) loans	814,312	2,104	856	-	817,272

Non-accrual loans:
Residential real estate	873	17	228	479	1,597
Commercial real estate	2,520	893	434	1,790	5,637
Construction, land acquisition and development	-	-	-	-	-
Commercial and industrial	943	-	114	145	1,202
Consumer	193	93	38	324	648
State and political subdivisions	-	-	-	-	-
Total non-accrual loans	4,529	1,003	814	2,738	9,084
Total loans receivable	$818,841	$3,107	$1,670	$2,738	$826,356

The following tables present a distribution of the recorded investment, unpaid principal balance and the related allowance for FNCB’s impaired loans, which have been analyzed for impairment under ASC 310, at December 31, 2020 and 2019. Non-accrual loans, other than TDRs, with balances less than the $100 thousand loan relationship threshold are not evaluated individually for impairment and accordingly, are not included in the following tables. However, these loans are evaluated collectively for impairment as homogeneous pools in the general allowance under ASC 450. Total non-accrual loans, other than TDRs, with balances less than the $100 thousand loan relationship threshold that were evaluated under ASC 450 amounted to $1.4 million and $1.0 million at  December 31, 2020 and 2019, respectively.

	December 31, 2020
	Recorded	Unpaid Principal	Related
(in thousands)	Investment	Balance	Allowance
With no allowance recorded:
Residential real estate	$859	$957	$-
Commercial real estate	2,729	5,311	-
Construction, land acquisition and development	69	69	-
Commercial and industrial	5	5	-
Consumer	-	-	-
State and political subdivisions	-	-	-
Total impaired loans with no related allowance recorded	3,662	6,342	-

With a related allowance recorded:
Residential real estate	1,462	1,462	13
Commercial real estate	5,719	5,719	46
Construction, land acquisition and development	-	-	-
Commercial and industrial	892	1,130	357
Consumer	-	-	-
State and political subdivisions	-	-	-
Total impaired loans with a related allowance recorded	8,073	8,311	416

Total of impaired loans:
Residential real estate	2,321	2,419	13
Commercial real estate	8,448	11,030	46
Construction, land acquisition and development	69	69	-
Commercial and industrial	897	1,135	357
Consumer	-	-	-
State and political subdivisions	-	-	-
Total impaired loans	$11,735	$14,653	$416

	December 31, 2019
	Recorded	Unpaid Principal	Related
(in thousands)	Investment	Balance	Allowance
With no allowance recorded:
Residential real estate	$1,240	$1,329	$-
Commercial real estate	4,548	6,007	-
Construction, land acquisition and development	76	76	-
Commercial and industrial	593	850	-
Consumer	-	-	-
State and political subdivisions	-	-	-
Total impaired loans with no related allowance recorded	6,457	8,262	-

With a related allowance recorded:
Residential real estate	1,666	1,666	10
Commercial real estate	7,092	7,811	221
Construction, land acquisition and development	-	-	-
Commercial and industrial	571	573	242
Consumer	-	-	-
State and political subdivisions	-	-	-
Total impaired loans with a related allowance recorded	9,329	10,050	473

Total of impaired loans:
Residential real estate	2,906	2,995	10
Commercial real estate	11,640	13,818	221
Construction, land acquisition and development	76	76	-
Commercial and industrial	1,164	1,423	242
Consumer	-	-	-
State and political subdivisions	-	-	-
Total impaired loans	$15,786	$18,312	$473

The following table presents the average balance of, and interest income recognized on, impaired loans summarized by loan category for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020		2019
	Average	Interest	Average	Interest
(in thousands)	Balance	Income (1)	Balance	Income (1)
Residential real estate	$2,542	$78	$2,400	$95
Commercial real estate	10,111	254	10,092	297
Construction, land acquisition and development	72	5	79	5
Commercial and industrial	1,041	14	1,207	1
Consumer	-	-	-	-
State and political subdivisions	-	-	-	-
Total impaired loans	$13,766	$351	$13,778	$398

(1) Interest income represents income recognized on performing TDRs.

The additional interest income that would have been earned on non-accrual and restructured loans had these loans performed in accordance with their original terms approximated $0.4 million for both years ended December 31, 2020 and 2019.

Troubled Debt Restructured Loans

TDRs at December 31, 2020 and 2019 were $7.7 million and $9.1 million, respectively. Accruing and non-accruing TDRs were $7.0 million and $0.7 million, respectively at December 31, 2020 and $7.7 million and $1.4 million, respectively at December 31, 2019. Approximately $197 thousand and $97 thousand in specific reserves have been established for TDRs as of December 31, 2020 and 2019, respectively. FNCB was not committed to lend additional funds to any loan classified as a TDR at December 31, 2020 and 2019.

The modification of the terms of loans classified as TDRs may include one or a combination of the following, among others: a reduction of the stated interest rate of the loan, an extension of the maturity date, capitalization of real estate taxes, a payment modification under a forbearance agreement, or a permanent reduction of the recorded investment in the loan.

The following tables present the pre- and post-modification recorded investment in loans modified as TDRs and type of modifications made during the years ended December 31, 2020 and 2019:

	Year Ended December 31, 2020
		Pre-Modification Outstanding Recorded Investment by
		Type of Modification
(in thousands)	Number of Contracts	Extension of Term	Extension of Term and Capitalization of Taxes	Capitalization of Taxes	Principal Forbearance	Total	Post-Modification Outstanding Recorded Investment
Loan category:
Residential real estate	1	$93	$-	$-	$-	$93	$93
Commercial real estate	-	-	-	-	-	-	-
Construction, land acquisition and development	-	-	-	-	-	-	-
Commercial and industrial	3		-	-	196	196	196
Consumer	-	-	-	-	-	-	-
State and political subdivisions	-	-	-	-	-	-	-
Total modifications	4	$93	$-	$-	$196	$289	$289

	Year Ended December 31, 2019
		Pre-Modification Outstanding Recorded Investment by
		Type of Modification
(dollars in thousands)	Number of Contracts	Extension of Term	Extension of Term and Capitalization of Taxes	Extension of Term and Forbearance	Forbearance	Total	Post-Modification Outstanding Recorded Investment
Loan category:
Residential real estate	4	$24	$-	$42	$208	$274	$289
Commercial real estate	2	432	178	-	-	610	644
Construction, land acquisition and development	-	-	-	-	-	-	-
Commercial and industrial	4	933	-	-	-	933	932
Consumer	-	-	-	-	-	-	-
State and political subdivisions	-	-	-	-	-	-	-
Total modifications	10	$1,389	$178	$42	$208	$1,817	$1,865

There were no TDRs modified within the previous 12 months that defaulted during the years ended December 31, 2020 and 2019.

Modifications Related to COVID-19

In late March 2020, the federal banking regulators issued guidance and are encouraging banks to work prudently with, and provide short-term payment accommodations to borrowers affected by COVID-19.  Additionally, Section 4013 of the CARES Act addressed COVID-19 related modifications and specified that such modifications made on loans were current as of December 31, 2019 do not need to be classified as TDRs.  FNCB has applied this guidance and made 922 such modifications, with 843 loans having an aggregate recorded investment of $151.4 million outstanding as of December 31, 2020.  These initial modifications provided borrowers with a short-term, typically three-month, interest-only period or full payment deferral.  FNCB extended a second payment deferral modification for 79 loans with an aggregate recorded investment of $22.0 million. Management is closely monitoring all loans for which a payment deferral has been granted and will continue to follow regulatory guidance when working with the borrowers which have been impacted by COVID-19 and apply the provisions of the CARES Act in making any TDR determinations. As of December 31, 2020, there were 45 loans with an aggregate recorded investment of $9.5 million, or 1.06% of total loans, that were still under deferral.

The following table presents information on COVID-19 related loan modifications by major loan category as of December 31, 2020.

	As of December 31, 2020
	Total Loans Modified			Total Number of Loans Still Under Deferral
(in thousands)	Number of Loans	Recorded Investment	% of Loan Category	Number of Loans	Recorded Investment	% of Loan Category
COVID-19 related loan modifications:
Residential real estate	199	$17,594	8.96%	5	$196	0.10%
Commercial real estate	146	94,586	34.53%	6	8,617	3.15%
Construction, land acquisition and development	11	11,019	18.43%	-	-	-
Commercial and industrial	106	21,659	9.08%	1	42	0.02%
Consumer	381	6,587	7.67%	33	677	0.79%
State and political subdivision	-	-	-	-	-	-
Total	843	$151,445	16.76%	45	9,532	1.06%

Residential Real Estate Loan Foreclosures

There was one residential real estate property with a recorded investment of $153 thousand that was in the process of foreclosure as of  December 31, 2020. There were no residential real estate properties in OREO at December 31, 2020.

There was one residential real estate property with a recorded investment of $154 thousand that was in the process of foreclosure at December 31, 2019. There were two investor-owned residential real estate properties with an aggregate carrying value of $256 thousand foreclosed upon during the year ended December 31, 2019. One of the properties with a carrying value of $52 thousand was sold during 2019. The remaining property with a carrying value of $204 thousand was included in OREO at December 31, 2019 and was subsequently sold in 2020.

Note 6. BANK PREMISES AND EQUIPMENT

The following table summarizes bank premises and equipment at December 31, 2020 and 2019:

	December 31,
(in thousands)	2020	2019
Land	$3,537	$3,537
Buildings and improvements	13,708	12,798
Furniture, fixtures and equipment	12,114	11,551
Leasehold improvements	3,654	3,578
Total	33,013	31,464
Accumulated depreciation	(15,434)	(13,946)
Net	$17,579	$17,518

Depreciation and amortization expense of premises and equipment amounted to $1.6 million and $1.4 million for the years ended December 31, 2020 and 2019, respectively.

Note 7. DEPOSITS

The following table summarizes deposits by major category at December 31, 2020 and 2019:

	December 31,
(in thousands)	2020	2019
Demand (non-interest bearing)	$271,499	$179,465
Interest-bearing:
Interest-bearing demand	713,398	534,677
Savings	109,664	94,530
Time ($250,000 and over)	36,216	48,425
Other time	156,671	144,612
Total interest-bearing	1,015,949	822,244
Total deposits	$1,287,448	$1,001,709

The aggregate amount of deposits reclassified as loans was $86 thousand at December 31, 2020 and $62 thousand at December 31, 2019. Management evaluates transaction accounts that are overdrawn for collectability as part of its evaluation for credit losses. During 2020 and 2019, no deposits were received on terms other than those available in the normal course of business.

The following table summarizes scheduled maturities of time deposits, including certificates of deposit and individual retirement accounts, at December 31, 2020:

	$250,000	Other
(in thousands)	and Over	Time Deposits	Total
2021	33,161	132,717	165,878
2022	3,055	13,315	16,370
2023	-	3,940	3,940
2024	-	3,753	3,753
2025	-	2,946	2,946
2026 and thereafter	-	-	-
Total	$36,216	$156,671	$192,887

Investment securities with a carrying value of $279.7 million and $235.0 million at December 31, 2020 and 2019, respectively, were pledged to collateralize certain municipal deposits. In addition, FNCB had outstanding letters of credit with the FHLB to secure municipal deposits of $75.0 million and $60.0 million at December 31, 2020 and 2019, respectively.

Note 8. BORROWED FUNDS

Short-term borrowings available to FNCB include overnight advances through the Federal Home Loan Bank of Pittsburgh ("FHLB") advances, federal funds lines of credit and the Federal Reserve Discount Window, which generally represent overnight or less than 30-day borrowings. FNCB's maximum borrowing capacity under federal funds lines of credit, which are unsecured, was $40.0 million at December 31, 2020.

FNCB has an agreement with the FHLB which allows for borrowings, either overnight or term, up to a maximum borrowing capacity based on a percentage of qualifying loans pledged under a blanket pledge agreement. In addition to pledging loans, FNCB is required to purchase FHLB stock based upon the amount of credit extended. Loans that were pledged to collateralize borrowings under this agreement were $500.1 million at December 31, 2020 and $475.3 million at December 31, 2019. FNCB’s maximum borrowing capacity was $352.2 million at December 31, 2020. There was $75.0 million in letters of credit to secure municipal deposits outstanding at December 31, 2020 under this agreement. There were no overnight borrowings or term advances through the FHLB outstanding at December 31, 2020.

Advances through the Federal Reserve Bank Discount Window generally include short-term advances which are fully collateralized by certain pledged loans in the amount of $31.5 million under the Federal Reserve Bank’s Borrower-in-Custody (“BIC”) program. There were no advances under the BIC program outstanding at December 31, 2020 and December 31, 2019. FNCB had available borrowing capacity of $16.4 million under this program at December 31, 2020.

On April 9, 2020 the Federal Reserve Bank established the Paycheck Protection Program Liquidity Facility (“PPPLF”) through the Discount Window to provide participating lenders with liquidity to loan money under the PPP. PPPLF advances are collateralized by pools of PPP loans, have an interest rate of 0.35% and a maturity date equal to the term of the pool of PPP loans securing it. Repayment of PPP loans serving as collateral must be passed on to the Federal Reserve Bank Discount Window to pay down the corresponding PPPLF advance. At December 31, 2020, there were no outstanding advances under the PPPLF and FNCB had $58.3 million in availability through this facility.

	As of and for the Year Ended December 31, 2020
				Weighted	Weighted
			Maximum	Average	Average
	Ending	Average	Month-End	Rate for	Rate at
(dollars in thousands)	Balance	Balance	Balance	the Year	Period End
FHLB of Pittsburgh advances - overnight	$-	$5,501	$35,125	1.24%	-
FHLB of Pittsburgh advances - term	-	26,354	52,809	1.54%	-
Federal funds	-	26	-	0.76%	-
Federal reserve discount window BIC advances	-	437	10,000	0.25%	-
Federal reserve discount window PPPLF advances	-	8,659	36,272	0.35%	-
Junior subordinated debentures	10,310	10,310	10,310	2.43%	1.89%

	As of and for the Year Ended December 31, 2019
				Weighted	Weighted
			Maximum	Average	Average
	Ending	Average	Month-End	Rate for	Rate at
(dollars in thousands)	Balance	Balance	Balance	the Year	Period End
FHLB of Pittsburgh advances - overnight	$14,100	$14,971	$59,825	2.58%	1.80%
FHLB of Pittsburgh advances - term	32,809	37,831	65,171	2.26%	1.86%
Federal funds	-	8	-	-	-
Federal reserve discount window BIC advances	-	-	-	-	-
Subordinated debentures	-	520	5,000	4.50%	-
Junior subordinated debentures	10,310	10,310	10,310	4.17%	3.56%

On December 14, 2006, the Issuing Trust issued $10.0 million of trust preferred securities (the “Trust Securities”) at a variable interest rate of 7.02%, with a scheduled maturity of December 15, 2036. FNCB owns 100.0% of the ownership interest in the Issuing Trust. The proceeds from the issue were invested in $10.3 million, 7.02% Junior Subordinated Debentures (the “Debentures”) issued by FNCB. The interest rate on the Trust Securities and the Debentures resets quarterly at a spread of 1.67% above the current 3-month LIBOR rate. The average interest rate paid on the Debentures was 2.43% in 2020 and 4.17% in 2019. The Debentures are unsecured and rank subordinate and junior in right to all indebtedness, liabilities and obligations of FNCB. The Debentures represent the sole assets of the Trust. Interest on the Trust Securities is deferrable until a period of twenty consecutive quarters has elapsed. FNCB has the option to prepay the Trust Securities beginning December 15, 2011. FNCB has, under the terms of the Debentures and the related Indenture, as well as the other operative corporate documents, agreed to irrevocably and unconditionally guarantee the Trust’s obligations under the Debentures. FNCB has reflected this investment on a deconsolidated basis. As a result, the Debentures totaling $10.3 million, have been reflected in borrowed funds in the consolidated statements of financial condition at December 31, 2020 and 2019 under the caption “Junior Subordinated Debentures”. FNCB records interest expense on the Debentures in its consolidated statements of income. FNCB also records its common stock investment issued by First National Community Statutory Trust I in other assets in its consolidated statements of financial condition at December 31, 2020 and 2019. At December 31, 2020 and 2019, accrued and unpaid interest associated with the Debentures amounted to $9 thousand and $16 thousand, respectively.

On September 1, 2009, FNCB offered only to accredited investors up to $25.0 million principal amount of unsecured subordinated debentures due September 1, 2019 (the “Notes”). Prior to July 1, 2015, the Notes had a fixed interest rate of 9% per annum. Payments of interest are payable to registered holders of the Notes (the “Noteholders”) quarterly on the first of every third month, subject to the right of FNCB to defer such payment. On June 30, 2015, pursuant to approval from all of the Noteholders and the Reserve Bank, FNCB amended the original terms of the Notes to reduce the interest rate payable from 9.00% to 4.50% effective July 1, 2015. At December 31, 2018, there was $5.0 million in principal outstanding on the Notes. On January 30, 2019, the Board of Directors of FNCB approved the acceleration of the final $5.0 million repayment of principal on the Notes. The $5.0 million principal repayment, which was due and payable on September 1, 2019, along with all outstanding accrued interest for the period December 1, 2018 through February 7, 2019, was paid to Noteholders on February 8, 2019.

The following table presents maturities of borrowed funds and the weighted-average rate by contractual maturity date at December 31, 2020:

December 31, 2020
Weighted
Average
(in thousands)	Amount	Interest Rate
2021	$-	-
2022	-	-
2023	-	-
2024	-	-
2025	-	-
2026 and thereafter	10,310	1.89%
Total	$10,310	1.89%

Note 9. DERIVATIVE AND HEDGING TRANSACTIONS

Risk Management Objective of Using Derivatives

FNCB is exposed to certain risks arising from both its business operations and economic conditions.  It principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. FNCB manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its assets and liabilities and the use of derivative financial instruments.  Specifically, FNCB enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future unknown and uncertain cash amounts, the value of which are determined by interest rates.  Derivative financial instruments are used to manage differences in the amount, timing, and duration of known or expected cash payments primarily related to FNCB's borrowings.

Cash Flow Hedges of Interest Rate Risk

FNCB's objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements.  To accomplish this objective, FNCB primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for FNCB making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. During 2020, such derivatives were used to hedge the variable cash flows associated with forecasted issuances of debt.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings.  Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on FNCB's variable-rate debt.  During the next twelve months, it is estimated that an additional $69 thousand will be reclassified as an increase to interest expense.

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

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of FNCB's derivative financial instruments and the classification on the consolidated statements of financial condition at December 31, 2020 and December 31, 2019.

		Derivative Assets					Derivative Liabilities
		As of December 31, 2020		As of December 31, 2019			As of December 31, 2020		As of December 31, 2019
(in thousands)	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate products	$-	Other assets	$-	Other assets	$-	$30,000	Other liabilities	$120	Other liabilities	$-
Total derivatives designated as hedging instruments			-		-			120		-

Derivatives not designated as hedging instruments
Interest Rate Products	2,750	Other assets	23	Other assets	-	2,750	Other liabilities	23	Other liabilities	-
Total derivatives not designated as hedging instruments			23		-			23		-

Cash and other collateral (1)			-		-			-		-
Net derivative amounts			$23		$-			$143		$-

(1) Other collateral represents the amount that cannot be used to offset our derivative assets and liabilities from a gross basis to a net basis in accordance with the applicable accounting guidance. The other collateral consist of securities and is exchanged under bilateral collateral and master netting agreements that allow us to offset the net derivative position with the related collateral. The application of the other collateral cannot reduce the net derivative position below zero. Therefore, excess other collateral, if any, is not reflected above.

There were no derivative financial instruments outstanding as of December 31, 2019 or during the year ended December 31, 2019.

Effect of Fair Value and Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income

The table below presents the effect of fair value and cash flow hedge accounting on accumulated other comprehensive income as of December 31, 2020. Amounts disclosed are gross and not net of taxes.

	Year Ended December 31, 2020
(in thousands)	Amount of Gain or (Loss) Recognized in OCI on Derivative	Amount of Gain or (Loss) Recognized in OCI Included Component	Amount of Gain or (Loss) Recognized in OCI Excluded Component	Location of Gain or (Loss) Recognized from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income Included Component	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income Excluded Component
Derivatives in cash flow hedging relationships
Interest rate products	$(102)	$(102)	$-	Interest expense	$11	$11	$-
Total	$(102)	$(102)	$-		$11	$11	$-

Effect of Fair Value and Cash Flow Hedge Accounting on the Statement of Income

The table below presents the effect of the FNCB's derivative financial instruments on the consolidated statements of income for the year ended December 31,2020.

Location and Amount of Gain or (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
Year Ended
December 31, 2020
(in thousands)	Interest Expense
Total amounts of income and expense line items presented in the cash flow statement of financial performance in which the effects of fair value or hedges are recorded	$11

The effects of fair value and cash flow hedging:
Gain or (loss) on cash flow hedging relationships in Subtopic 815-20
Interest contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income	$11
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income as a result that a forecasted transaction is no longer probable of occurring	$-

Amount of gain or (loss) reclassified from accumulated OCI into income - included component	$11
Amount of gain or (loss) reclassified from accumulated OCI into income - excluded component	$-

Effect of Derivatives Not Designated as Hedging Instruments on the Statement of Income

Derivative financial instruments that are not designated as hedging instruments had no effect on the consolidated statements of income for the year ended  December 31, 2020.

Credit-risk-related Contingent Features

FNCB has agreements with each of its derivative counterparties that contain a provision where if FNCB defaults or is capable of being declared in default on any of its indebtedness, then it could also be declared in its derivative obligations.

FNCB has agreements with certain of its derivatives counterparties that contain a provision where if it fails to maintain its status as a well-capitalized institution, then it could be required to post additional collateral.

As of December 31, 2020, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustments for nonperformance risk, related to these agreements was $135 thousand.  As of December 31, 2020, FNCB has not posted any collateral related to these agreements.  If FNCB had breached any of these provisions at December 31, 2020, it could have been required to settle its obligations under the agreements at the termination value of $135 thousand.

Note 10. BENEFIT PLANS

The Bank has a defined contribution profit sharing plan (“Profit Sharing Plan”) which includes the provision under section 401(k) of the Internal Revenue Code (“401(k)”) and covers all eligible employees. The Bank’s contribution to the Profit Sharing Plan is determined at management’s discretion at the end of each year and funded. The 401(k) feature of the Profit Sharing Plan permits employees to make voluntary salary deferrals, either pre-tax or Roth, up to the dollar limit prescribed by law. FNCB may make discretionary matching contributions equal to a uniform percentage of employee salary deferrals. Discretionary matching contributions are determined each year by management and approved by the Board of Directors. There were no discretionary annual contributions made to the Profit Sharing Plan in 2020 and 2019. Discretionary matching contributions under the 401(k) feature of the plan totaled $332 thousand in 2020 and $305 thousand in 2019.

The Bank has an unfunded non-qualified deferred compensation plan covering all eligible Bank officers and directors as defined by the plan. This plan permits eligible participants to elect to defer a portion of their compensation. Elective deferred compensation and accrued earnings, included in other liabilities in the accompanying consolidated statements of financial condition, aggregated $2.0 million at both  December 31, 2020 and  December 31, 2019.

The Bank has a Supplemental Executive Retirement Plan (“SERP”) for a select group of management or highly compensated employees within the meaning of Sections 201(2), 301(a)(3) and 401(a)(1) of The Employee Retirement Income Security Act of 1974. The general provisions of the SERP provide for annual year-end contributions, performance contingent contributions and discretionary contributions. The SERP contributions are unfunded for Federal tax purposes and constitute an unsecured promise by the Bank to pay benefits in the future and are included in other liabilities in the accompanying consolidated statements of financial condition. Participants in the SERP have the status of general unsecured creditors of the Bank. SERP contributions totaled $240 thousand in 2020 and $173 thousand in 2019. The total liability associated with the SERP was $856 thousand at December 31, 2020 and $657 thousand at December 31, 2019.

Note 11. INCOME TAXES

The following table summarizes the current and deferred amounts of the provision for income tax expense (benefit) for each of the two years ended December 31, 2020 and 2019:

	For the Year Ended December 31,
(in thousands)	2020	2019
Current	$6	$-
Deferred	3,219	2,326
Income tax expense	$3,225	$2,326

The following table presents a reconciliation between the effective income tax expense and the income tax expense that would have been provided at the federal statutory tax rate of 21.0% for the years ended December 31, 2020 and  December 31, 2019:

	For the Year Ended December 31,
	2020		2019
(dollars in thousands)	Amount	%	Amount	%
Provision at statutory tax rates	$3,900	21.00%	$2,814	21.00%
Add (deduct):
Tax effects of tax free interest income	(632)	(3.40)%	(344)	(2.56)%
Non-deductible interest expense	46	0.25%	19	0.14%
Bank-owned life insurance	(101)	(0.55)%	(109)	(0.81)%
Other items, net	12	0.06%	(54)	(0.41)%
Income tax provision	$3,225	17.36%	$2,326	17.36%

The following table summarizes the components of net deferred tax assets at December 31, 2020 and 2019:

	December 31,
(in thousands)	2020	2019
Allowance for loan and lease losses	$2,638	$2,027
Deferred compensation	641	592
Lease liability	752	729
Other real estate owned valuation	23	33
Deferred intangible assets	45	166
Employee benefits	210	192
Accrued interest	2	-
Accrued vacation	56	42
Deferred income	51	-
Depreciation	13	10
Derivative liabilities	24	-
Net operating loss carryover	418	4,348
Gross deferred tax assets	4,873	8,139

Deferred loan origination costs	(173)	(143)
Unrealized holding gains on securities available-for-sale	(3,715)	(812)
Unrealized holding gains on equity securities	(118)	-
Right of use asset	(686)	(660)
Deferred income	-	(22)
Accrued interest	-	(224)
Gross deferred tax liabilities	(4,692)	(1,861)
Net deferred tax assets	$181	$6,278

At December 31, 2020 FNCB had approximately $2.0 million in federal net operating loss ("NOL") carryovers, which expire in 2035 if not used. Deferred taxes associated with these NOL carryovers were $418 thousand at December 31, 2020.

Management evaluates the carrying amount of its deferred tax assets on a quarterly basis, or more frequently if necessary, in accordance with guidance set forth in ASC Topic 740 “Income Taxes,” and applies the criteria in the guidance to determine whether it is more likely than not that some portion, or all, of the deferred tax asset will not be realized within its life cycle, based on the weight of available evidence. In evaluating available evidence, management considers, among other factors, historical financial performance, expectation of future earnings, the ability to carry back losses to recoup taxes previously paid, length of statutory carry forward periods, experience with operating loss and tax credit carry forwards not expiring unused, tax planning strategies and timing of reversals of temporary differences. In assessing the need for a valuation allowance, management carefully weighs both positive and negative evidence currently available. The weight given to the potential effect of positive and negative evidence must be commensurate with the extent to which it can be objectively verified. If management determines based on available evidence, both positive and negative, that it is more likely than not that some portion or all of the deferred tax asset will not be realized in future periods, a valuation allowance is calculated and recorded. These determinations are inherently subjective and depend upon management’s estimates and judgments used in their evaluation of both positive and negative evidence. Based on the most recent evaluation at December 31, 2020, management believes that FNCB’s future taxable income will be sufficient to utilize the deferred tax assets. Management anticipates that FNCB's core earnings will continue to support the utilization of NOL carryovers and recognition of deferred tax assets based on future growth projections.

Note 12. RELATED PARTY TRANSACTIONS

In conducting its business, FNCB has engaged in, and intends to continue to engage in, banking and financial transactions with directors, executive officers and their related parties.

FNCB has granted loans, letters of credit and lines of credit to directors, executive officers and their related parties. The following table summarizes the changes in the total amounts of such outstanding loans, advances under lines of credit, net of any participations sold, as well as repayments during the years ended December 31, 2020 and 2019:

	For the Year Ended December 31,
(in thousands)	2020	2019
Balance January 1,	$77,896	$64,634
Additions, new loans and advances	79,325	93,871
Repayments	(58,286)	(80,609)
Balance December 31,	$98,935	$77,896

At December 31, 2020 and 2019 there were no loans made to directors, executive officers and their related parties that were not performing in accordance with the terms of the loan agreements.

Deposits from directors, executive officers and their related parties held by the Bank at December 31, 2020 and 2019 amounted to $146.2 million and $84.1 million, respectively. Interest paid on the deposits amounted to $542 thousand in 2020 and $484 thousand in 2019.

In the course of its operations, FNCB acquires goods and services from, and transacts business with, various companies of related parties, which include, but are not limited to, employee health insurance, fidelity bond and errors and omissions insurance, legal services, and repair of repossessed automobiles for resale. FNCB recorded payments to related parties for goods and services of $2.0 million and $2.4 million in 2020 and 2019, respectively.

Note 13. COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS

Leases

FNCB is obligated under operating leases for certain bank branches, office space, automobiles and equipment.  Operating lease right of use ("ROU") assets represent FNCB's right to use an underlying asset during the lease term and operating liabilities represent its obligation to make lease payments under the lease agreement. ROU assets and operating lease liabilities are recognized at lease commencement based on the present value of the remaining lease payments using a discount rate that represents FNCB's incremental borrowings rate at the commencement date. ROU assets are included in other assets and operating lease liabilities are included in other liabilities in the consolidated statements of financial condition. ROU assets and lease liabilities were $3.3 million and $3.6 million, respectively, at  December 31, 2020 and $3.1 million and $3.5 million, respectively, at December 31, 2019.

Operating lease expense associated with bank branches and office space is included in occupancy expense, while operating lease expense associated with automobiles and office equipment are included in equipment expense in the consolidated statements of income.  Total rental expense under leases amounted to $408 thousand and $418 thousand, respectively, at December 31, 2020 and 2019.

The following table summarizes the maturity of remaining operating lease liabilities as of  December 31, 2020:

(in thousands)	December 31, 2020
2021	$375
2022	372
2023	364
2024	330
2025	335
2026 and thereafter	2,742
Total lease payments	4,518
Less: imputed interest	937
Present value of operating lease liabilities	$3,581

The following table presents other information related to FNCB's operating leases:

(dollars in thousands)	December 31, 2020	December 31, 2019
Weighted-average remaining lease term (in years)	13.3	14.3
Weighted-average discount rate	3.25%	3.45%
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$395	$385

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

Financial instruments whose contract amounts represent credit risk at December 31, 2020 and 2019 are as follows:

	December 31,
(in thousands)	2020	2019
Commitments to extend credit	$227,908	$275,891
Standby letters of credit	18,914	15,081

In order to provide for probable losses inherent in these instruments, FNCB recorded reserves for unfunded commitments of $613 thousand and $703 thousand at December 31, 2020 and 2019, respectively, which were included in other liabilities on the consolidated balance sheets.

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

Federal Home Loan Bank — Mortgage Partnership Finance (“MPF”) Program

Under a secondary market loan servicing program with the FHLB, FNCB, in exchange for a monthly fee, provides a credit enhancement guarantee to the FHLB for foreclosure losses in excess of a defined First Loss Account (“FLA”) balance, up to specified amounts.  At December 31, 2020, FNCB serviced payments on $21.6 million of first lien residential loan principal under these terms for the FHLB. At December 31, 2020, the maximum credit enhancement obligation for such guarantees by FNCB would be approximately $975 thousand if total foreclosure losses on the entire pool of loans exceed the FLA of approximately $53 thousand. There was no reserve established for this guarantee at December 31, 2020 and 2019.

Concentrations of Credit Risk

Cash Concentrations: The Bank maintains cash balances at several correspondent banks. FNCB engages in a primary correspondent banking relationship with Compass Bank.  At December 31, 2020 and 2019, FNCB had balances with Compass Bank of $4.4 million and $1.1 million, respectively. There were no other due from bank accounts in excess of the $250 thousand limit covered by the Federal Deposit Insurance Corporation (“FDIC”) at December 31, 2020 and 2019.

Loan Concentrations: FNCB attempts to limit its exposure to concentrations of credit risk by diversifying its loan portfolio and closely monitoring any concentrations of credit risk. The commercial real estate and construction, land acquisition and development portfolios comprise $333.7 million, or 36.9% of gross loans at December 31, 2020. Geographic concentrations exist because FNCB provides its services in its primary market area of Northeastern Pennsylvania and conducts limited activities outside of that area. FNCB had loans and loan commitments secured by real estate outside of its primary market area of $47.4 million, or 5.2%, of gross loans at December 31, 2020.

FNCB considers an industry concentration within the loan portfolio to exist if the aggregate loan balance outstanding for that industry exceeds 25.0% of capital. The following table summarizes the concentration within FNCB’s loan portfolio by industry at December 31, 2020 and 2019:

	December 31, 2020		December 31, 2019
		% of		% of
(in thousands)	Amount	Gross Loans	Amount	Gross Loans
Retail space/shopping centers	$43,926	4.86%	$43,865	5.31%
1-4 family residential investment properties	58,114	6.43%	38,122	4.61%

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

Note 14. STOCK COMPENSATION PLANS

FNCB has a Long-Term Incentive Compensation Plan (“LTIP”) for directors, executive officers and key employees. The LTIP authorizes up to 1,200,000 shares of common stock for issuance and provides the Board of Directors with the authority to offer several different types of long-term incentives, including stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares. The Board of Directors granted awards, comprised solely of shares of restricted stock, to executives and certain key employees under the terms of the LTIP of 75,924 shares in 2020 and 57,684 shares in 2019.

The following table summarizes the activity related to FNCB’s unvested restricted stock awards during the years ended December 31, 2020 and 2019.

	For the Years Ended December 31,
	2020		2019
		Weighted-		Weighted-
		Average		Average
	Restricted	Grant Date	Restricted	Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested restricted stock awards at January 1,	128,150	$7.76	114,702	$7.50
Awards granted	75,924	6.07	57,684	7.64
Forfeitures	(5,741)	6.64	(6,678)	7.61
Vestings	(38,420)	7.48	(37,558)	6.80
Unvested restricted stock awards at December 31,	159,913	$7.07	128,150	$7.76

For the years ended December 31, 2020 and 2019, stock-based compensation expense, which is included in salaries and benefits expense in the consolidated statements of income, totaled $336 thousand in 2020 and $255 thousand in 2019. Total unrecognized compensation expense related to unvested restricted stock awards at December 31, 2020 and 2019 was $896 thousand and $809 thousand, respectively. Unrecognized compensation expense related to unvested shares of restricted stock is expected to be recognized over a weighted-average period of 3.4 years.

On July 1, 2020 and 2019, 2,555 shares and 1,956 shares, respectively, of FNCB's common stock were granted under the LTIP to each of the Bank's ten non-employee directors. The total number of shares granted to the directors were 25,550 in 2020 and 19,560 in 2020. The shares of common stock immediately vested to each director upon grant, and the fair value per share on the grant date was $5.87 for the 2020 grant and $7.67 for the 2019 grant.  Directors fees totaling $150 thousand associated with these grants was recognized on both July 1, 2020 and 2019 and included in other operating expense in the consolidated statements of income for December 31, 2020 and 2019.  At December 31, 2020, there were 756,387 shares of common stock available for award under the LTIP.

Note 15.   REGULATORY MATTERS/SUBSEQUENT EVENTS

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

FNCB’s ability to pay dividends to its shareholders, or repurchase shares of its common stock, is largely dependent on the Bank’s ability to pay dividends to FNCB. Bank regulations limit the amount of dividends that may be paid, or shares that may be repurchased, without prior approval of the Bank’s regulatory agency. Cash dividends declared and paid by FNCB during 2020 and 2019 were $0.22 per share and $0.20 per share, respectively. FNCB offers a Dividend Reinvestment and Stock Purchase plan ("DRP") to its shareholders. For the years ended December 31, 2020 and 2019 dividend reinvestment shares were purchased in open market transactions. However, shares under the optional cash purchase feature of the DRP were issued from authorized but unissued common shares. Shares of common stock issued under the DRP totaled 10,271 and 7,369 for the years ended December 31, 2020 and 2019, respectively. Subsequent to December 31, 2020, on January 27, 2021, FNCB declared a $0.06 per share dividend payable on March 15, 2021 to shareholders of record on March 1, 2021.

On January 27, 2021, FNCB's Board of Directors authorized a stock repurchase program under which up to 975,000 shares of FNCB's outstanding common stock may be acquired in the open market commencing no earlier than February 3, 2021 and expiring December 31, 2021 pursuant to a trading plan that was adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.

Under the program shares will be purchased from time to time at prevailing market prices, through open market transactions depending upon market conditions and administered through an independent broker.  Repurchases are subject to SEC regulations as well as certain price, market volume and timing constraints specified in the trading plan. Under the program, the purchases will be funded from available working capital presently available to FNCB, and the repurchased shares will be returned to the status of authorized but unissued shares of Common Stock.  There is not a guarantee as to the exact number of shares that will be repurchased by FNCB, and FNCB may discontinue purchases at any time that management determines additional repurchases are no longer warranted.

The Company is considered a small bank holding company and is exempt from risk-based capital and leverage rules, including Basel III. FNCB and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on FNCB’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, FNCB and the Bank must meet specific capital guidelines that involve quantitative measures of FNCB's and the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. FNCB's and the Bank's capital amounts, and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Management believes, as of December 31, 2020, that FNCB and the Bank meet all applicable capital adequacy requirements.

Current quantitative measures established by regulation to ensure capital adequacy require FNCB Bank to maintain minimum amounts and ratios (set forth in the table below) of Total capital, Tier I capital, and Tier I common equity (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). The following tables present summary information regarding the Bank’s risk-based capital and related ratios at December 31, 2020 and 2019:

	FNCB Bank		Minimum Required For Capital Adequacy Purposes	Minimum Required For Capital Adequacy Purposes with Conservation Buffer	Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
(dollars in thousands)	Amount	Ratio	Ratio	Ratio	Ratio
December 31, 2020
Total capital (to risk-weighted assets)	$149,173	15.79%	8.00%	10.50%	10.00%

Tier I capital (to risk-weighted assets)	137,356	14.54%	6.00%	8.50%	8.00%

Tier I common equity (to risk-weighted assets)	137,356	14.54%	4.50%	7.00%	6.50%

Tier I capital (to average assets)	137,356	9.57%	4.00%	4.00%	5.00%

Total risk-weighted assets	944,546

Total average assets	1,434,776

	FNCB Bank		Minimum Required For Capital Adequacy Purposes	Minimum Required For Capital Adequacy Purposes with Conservation Buffer	Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
(dollars in thousands)	Amount	Ratio	Ratio	Ratio	Ratio
December 31, 2019
Total capital (to risk-weighted assets)	$133,406	14.77%	8.00%	10.50%	10.00%

Tier I capital (to risk-weighted assets)	123,753	13.70%	6.00%	8.50%	8.00%

Tier I common equity (to risk-weighted assets)	123,753	13.70%	4.50%	7.00%	6.50%

Tier I capital (to average assets)	123,753	10.36%	4.00%	4.00%	5.00%

Total risk-weighted assets	903,172

Total average assets	1,194,789

Note 16. FAIR VALUE MEASUREMENTS

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

At December 31, 2020, FNCB owned eighteen corporate debt securities with an aggregate amortized cost and fair value of $23.8 million and $24.6 million, respectively. The market for ten of the eighteen corporate debt securities at December 31, 2020 was not active and markets for similar securities are also not active. FNCB obtained valuations for these securities from a third-party service provider that prepared the valuations using a discounted cash flow approach.  Management takes measures to validate the service provider’s analysis and is actively involved in the valuation process, including reviewing and verifying the assumptions used in the valuation calculations. Results of a discounted cash flow test are significantly affected by variables such as the estimate of the probability of default, estimates of future cash flows, discount rates, prepayment rates and the creditworthiness of the underlying issuers.  FNCB considers these inputs to be unobservable Level 3 inputs because they are based on estimates about the assumptions market participants would use in pricing this type of asset and developed based on the best information available in the circumstances rather than on observable inputs. As it relates to fair value measurements, once each issuer is categorized and the forecasted default rates have been applied, the expected cash flows are modeled using the variables described above. Discount rates ranging from 3.99% to 5.07% were applied to the expected cash flows to estimate fair value. Management will continue to monitor the market for these securities to assess the market activity and the availability of observable inputs and will continue to apply these controls and procedures to the valuations received from its third-party service provider for the period it continues to use an outside valuation service.

Equity Securities

The estimated fair values of equity securities are determined by obtaining quoted prices on nationally recognized exchanges (Level 1 inputs).

Derivative Contracts

FNCB's derivative liabilities are reported at fair value utilizing Level 2 inputs. Values of these instruments are obtained through an independent pricing source utilizing information which may include market observed quotations for swaps, LIBOR rates, forward rates and rate volatility.  Derivative contracts create exposure to interest rate movements a swell as risks from the potential of non-performance of the counterparty.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the financial assets and liabilities that are measured at fair value on a recurring basis at December 31, 2020 and 2019, and the fair value hierarchy of the respective valuation techniques utilized to determine the fair value:

	Fair Value Measurements at December 31, 2020
		Quoted Prices	Significant	Significant
		in Active Markets	Observable	Unobservable
		for Identical Assets	Inputs	Inputs
(in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Available-for-sale debt securities:
Obligations of state and political subdivisions	$205,828	$-	$205,828	$-
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	56,972	-	56,972	-
Collateralized mortgage obligations - commercial	3,904	-	3,904	-
Mortgage-backed securities	13,026	-	13,026	-
Private collateralized mortgage obligations	38,199	-	38,199	-
Corporate debt securities	24,580	-	8,156	16,424
Asset-backed securities	7,526	-	7,526	-
Total available-for-sale debt securities	350,035	-	333,612	16,424
Equity securities, at fair value	3,026	3,026	-	-
Derivative assets	23	-	23	-
Total financial assets	$353,084	$3,026	$333,635	$16,424

Financial liabilities:
Derivative liabilities	$143	$-	$143	$-
Total financial liabilities	$143	$-	$143	$-

	Fair Value Measurements at December 31, 2019
		Quoted Prices	Significant	Significant
		in Active Markets	Observable	Unobservable
		for Identical Assets	Inputs	Inputs
(in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Available-for-sale debt securities:
Obligations of state and political subdivisions	$117,763	$-	$117,763	$-
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	80,294	-	80,294	-
Collateralized mortgage obligations - commercial	17,723	-	17,723	-
Mortgage-backed securities	18,485	-	18,485	-
Private collateralized mortgage obligations	25,075	-	25,075	-
Corporate debt securities	7,182	-	2,032	5,150
Asset-backed securities	5,621	-	5,621	-
Negotiable certificates of deposit	696	-	696	-
Total available-for-sale debt securities	272,839	-	267,689	5,150
Equity Securities, at fair value	920	920	-	-
Total financial assets	$273,759	$920	$267,689	$5,150

FNCB did not have any financial liabilities that were measured at fair value on a recurring basis at December 31, 2019. There were no transfers between levels within the fair value hierarchy during the years ended December 31, 2020 and 2019.

The following table presents a reconciliation and statement of operations classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3), which consisted entirely of corporate debt securities, for the years ended December 31, 2020 and 2019.

Fair Value Measurements
Using Significant Unobservable Inputs (Level 3)
	Corporate Debt Securities
	For the Year Ended December 31,
(in thousands)	2020	2019
Balance at January 1,	$5,150	$3,929
Additions	11,800	1,000
Redemptions	(1,015)	-
Sales	-	-
Total gains or losses (realized/unrealized):
Included in earnings	15	-
Included in other comprehensive income	474	221
Balance at December 31,	$16,424	$5,150

Assets Measured at Fair Value on a Non-Recurring Basis

The following tables present assets and liabilities measured at fair value on a non-recurring basis at December 31, 2020 and 2019, and additional quantitative information about the valuation techniques and inputs utilized by FNCB to determine fair value. All such assets and liabilities were measured using Level 3 inputs.

	December 31, 2020
	Fair Value Measurement			Quantitative Information
	Recorded	Valuation	Fair	Valuation	Unobservable	Value/
(in thousands)	Investment	Allowance	Value	Technique	Inputs	Range
Impaired loans - collateral dependent	$4,244	$218	$4,026	Appraisal of collateral	Selling costs		10.0%
Impaired loans - other	7,491	198	7,293	Discounted cash flows	Discount rate	3.00%	-	8.75%
Other real estate owned	58	-	58	Appraisal of collateral	Selling costs		10.0%

	December 31, 2019
	Fair Value Measurement			Quantitative Information
	Recorded	Valuation	Fair	Valuation	Unobservable	Value/
(in thousands)	Investment	Allowance	Value	Technique	Inputs	Range
Impaired loans - collateral dependent	$7,721	$376	$7,345	Appraisal of collateral	Selling costs		10.0%
Impaired loans - other	8,065	97	7,968	Discounted cash flows	Discount rate	3.99%	-	7.49%
Other real estate owned	289	-	289	Appraisal of collateral	Selling costs		10.0%

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

The following table summarizes the estimated fair values of FNCB’s financial instruments at December 31, 2020 and 2019. FNCB discloses fair value information about financial instruments, whether or not recognized in the statements of financial condition, for which it is practicable to estimate that value. The fair value of financial instruments that are not measured at fair value in the financial statements were based on exit price notion. The following estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, management judgment is required to interpret data and develop fair value estimates. Accordingly, the estimates below are not necessarily indicative of the amounts FNCB could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	Fair Value	December 31, 2020		December 31, 2019
(in thousands)	Measurement	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and short term investments	Level 1	$155,811	$155,811	$34,565	$34,565
Available-for-sale debt securities	See previous table	350,035	350,035	272,839	272,839
Equity securities	Level 1	3,026	3,026	920	920
Restricted stock	Level 2	1,745	1,745	3,804	3,804
Loans held for sale	Level 2	2,107	2,107	1,061	1,061
Loans, net	Level 3	889,152	891,880	819,529	810,074
Accrued interest receivable	Level 2	4,286	4,286	3,234	3,234
Equity securities without readily determinable fair values	Level 3	500	500	1,658	1,658
Servicing rights	Level 3	324	479	356	790
Derivative assets	Level 2	23	23	-	-

Financial liabilities:
Deposits	Level 2	1,287,448	1,288,567	1,001,709	1,001,829
Borrowed funds	Level 2	10,310	10,310	57,219	57,234
Accrued interest payable	Level 2	108	108	258	258
Derivative liabilities	Level 2	135	143	-	-

Note 17. EARNINGS PER SHARE

For FNCB, the numerator of both the basic and diluted earnings per share of common stock is net income available to common shareholders. The weighted average number of common shares outstanding used in the denominator for basic earnings per common share is increased to determine the denominator used for diluted earnings per common share by the effect of potentially dilutive common share equivalents utilizing the treasury stock method. For each of the years ended December 31, 2020 and 2019 common stock equivalents reflected in the table above were related entirely to the incremental shares of unvested restricted stock.

The following table presents the calculation of both basic and diluted earnings per share of common stock for the years ended December 31, 2020 and 2019:

	For the Year Ended December 31,
(in thousands, except share data)	2020	2019
Net income	$15,347	$11,075

Basic weighted-average number of common stock outstanding	20,210,439	19,802,095
Plus: common share equivalents	1,747	5,497
Diluted weighted-average number of common stock outstanding	20,212,187	19,807,592

Income per share of common stock:
Basic	$0.76	$0.56
Diluted	$0.76	$0.56

Note 18. OTHER COMPREHENSIVE INCOME

The following tables summarize the reclassifications out of accumulated other comprehensive income for the years ended December 31, 2020 and 2019.

	For the year Ended December 31, 2020
	Amount Reclassified
	from Accumulated	Affected Line Item
	Other Comprehensive	in the Consolidated
(in thousands)	Income (Loss)	Statements of Income
Available-for-sale debt securities:
Reclassification adjustment for net gains reclassified into net income	$(1,528)	Net gain on the sale of available-for-sale securities
Taxes	321	Income taxes
Net of tax amount	$(1,207)

	For the year Ended December 31, 2019
	Amount Reclassified
	from Accumulated	Affected Line Item
	Other Comprehensive	in the Consolidated
(in thousands)	Income (Loss)	Statements of Income
Available-for-sale debt securities:
Reclassification adjustment for net gains reclassified into net income	$(1,227)	Net gain on the sale of available-for-sale securities
Taxes	258	Income taxes
Net of tax amount	$(969)

The following table summarizes the changes in accumulated other comprehensive income (loss), net of tax, for the years ended December 31, 2020 and 2019:

	For the Year Ended December 31,
(in thousands)	2020	2019
Balance, January 1,	$3,056	$(4,540)
Other comprehensive income before reclassifications	12,037	8,565
Amounts reclassified from accumulated other comprehensive income	(1,207)	(969)
Net other comprehensive income during the period	10,830	7,596
Balance, December 31,	$13,886	$3,056

Note 19. CONDENSED FINANCIAL INFORMATION — PARENT COMPANY ONLY

The following tables present condensed parent company only financial information:

Condensed Statements of Financial Condition

	December 31,
(in thousands)	2020	2019
Assets:
Cash	$11,296	$10,343
Investment in statutory trust	425	418
Investment in subsidiary (equity method)	151,700	131,194
Equity securities, at fair value	2,093	-
Other assets	726	2,019
Total assets	$166,240	$143,974

Liabilities and Shareholders’ Equity:
Junior subordinated debentures	$10,310	$10,310
Accrued interest payable	9	16
Other liabilities	61	41
Total liabilities	10,380	10,367
Shareholders’ equity	155,860	133,607
Total liabilities and shareholders’ equity	$166,240	$143,974

Condensed Statements of Income

	For the Year Ended December 31,
(in thousands)	2020	2019
Income:
Dividends from subsidiaries	$10,000	$10,000
Interest and dividend income	75	77
Gain on equity securities	1,158	-
Trust income	8	13
Total income	11,241	10,090
Expense:
Interest on subordinated notes	-	24
Interest on junior subordinated debt	251	430
Other operating expenses	312	275
Total expenses	563	729
Income before income taxes	10,679	9,361
Provision for income taxes	6	-
Income before equity in undistributed net income of subsidiary	10,673	9,361
Equity in undistributed net income of subsidiary	4,675	1,714
Net income	$15,347	$11,075

Condensed Statements of Cash Flows

	For the Year Ended December 31,
(in thousands)	2020	2019
Cash flows from operating activities:
Net income	$15,347	$11,075
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiary	(4,675)	(1,714)
Equity in trust	(8)	(13)
Gain on equity securities	(1,158)	-
Decrease in accrued interest payable	(7)	(22)
Decrease in other assets	621	467
Increase in other liabilities	20	12
Net cash provided by operating activities	10,140	9,805
Cash flows from investing activities:
Investment in Subsidiary	(5,000)	(17,750)
Proceeds from the sale/transfer of equity securities	1,223	-
Purchases of equity securities	(500)	-
Purchase of equity security without a readily determinable fair value	(500)	-
Net cash used in investing activities	(4,777)	(17,750)
Cash flows from financing activities:
Principal reduction on subordinated debentures	-	(5,000)
Proceeds from issuance of common shares	37	21,342
Cash dividends paid	(4,447)	(4,030)
Net cash (used in) provided by financing activities	(4,410)	12,312
Net increase in cash	953	4,367
Cash at beginning of year	10,343	5,976
Cash at end of year	$11,296	$10,343

Note 20. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2020
	Quarter Ended
(in thousands, except share data)	March 31,	June 30,	September 30,	December 31,
Interest income	$11,144	$11,190	$11,302	$12,702
Interest expense	1,967	1,610	1,456	1,127
Net interest income	9,177	9,580	9,846	11,575
Provision (credit) for loan and lease losses	1,151	831	74	(115)
Net interest income after provision (credit) for loan and lease losses	8,026	8,749	9,772	11,690
Non-interest income	1,694	2,501	2,970	2,085
Non-interest expense	7,205	6,424	7,843	7,443
Income before income taxes	2,515	4,826	4,899	6,332
Income tax expense	452	805	792	1,176
Net income	$2,063	$4,021	$4,107	$5,156
Earnings per share:
Basic	$0.10	$0.20	$0.20	$0.26
Diluted	$0.10	$0.20	$0.20	$0.26

	2019
	Quarter Ended
(in thousands, except share data)	March 31,	June 30,	September 30,	December 31,
Interest income	$11,609	$11,462	$11,506	$11,479
Interest expense	2,663	2,508	2,455	2,170
Net interest income	8,946	8,954	9,051	9,309
(Credit) provision for loan and lease losses	(154)	347	637	(33)
Net interest income after (credit) provision for loan and lease losses	9,100	8,607	8,414	9,342
Non-interest income	1,515	1,578	1,831	2,696
Non-interest expense	7,425	7,122	7,329	7,806
Income before income taxes	3,190	3,063	2,916	4,232
Income tax expense	555	514	513	744
Net income	$2,635	$2,549	$2,403	$3,488
Earnings per share:
Basic	$0.14	$0.13	$0.12	$0.17
Diluted	$0.14	$0.13	$0.12	$0.17

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

 FNCB’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of FNCB’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2020.

Based on that evaluation, FNCB’s Chief Executive Officer and Chief Financial Officer concluded FNCB’s disclosure controls and procedures were effective as of December 31, 2020.

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

As of December 31, 2020, management of the Company conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included extensive documenting, evaluating and testing the design and operating effectiveness of our internal control over financial reporting.

Based on this evaluation under the criteria in the Framework, management concluded that the Company’s system of internal control over financial reporting was effective as of December 31, 2020.

/s/ Gerard A. Champi	/s/ James M. Bone, Jr., CPA
Gerard A. Champi President and Chief Executive Officer	James M. Bone, Jr., CPA Executive Vice President and Chief Financial Officer

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information concerning the Directors and Executive Officers of FNCB required by this Item 10 is incorporated herein by reference to the sections entitled “Information as to Nominees, Directors and Executive Officers” in FNCB’s Definitive Proxy Statement for its 2020 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or about April 13, 2020 (the “Proxy Statement”). Disclosure of compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, by FNCB’s Directors and Executive Officers is incorporated by reference to the section entitled “Delinquent Section 16(a) Reports” in the Proxy Statement. In addition, information concerning Audit Committee and Audit Committee Financial Expert is included in the Proxy Statement under the caption “Audit Committee Report” and is incorporated herein by reference.

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

The information regarding security ownership of certain beneficial owners and management required by this Item 12 is incorporated herein by reference to the section entitled “Principal Beneficial Owners of FNCB’s Common Stock” in FNCB’s Proxy Statement. The information regarding securities authorized for issuance under equity compensation plans by this Item 12 is incorporated by reference to the section entitled "Equity Compensation Plan Information" in FNCB's Proxy Statement.

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

EXHIBIT 3.2

Articles of Amendment to the Amended and Restated Articles of Incorporation dated October 4, 2016 – filed as Exhibit 3.1 to FNCB’s Current Report on Form 8-K on October 11, 2016, is hereby incorporated by reference.

EXHIBIT 3.3	Amended and Restated Bylaws - filed as Exhibit 3.1 to FNCB's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, as filed on May 4, 2020, is hereby incorporated by reference.

EXHIBIT 4.1	Form of Common Stock Certificate – filed as Exhibit 4.1 to FNCB’s Form 10-Q for the quarter ended September 30, 2016, as filed on November 4, 2016, is hereby incorporated by reference.

EXHIBIT 4.2

Form of Amended and Restated Subordinated Note – filed as Exhibit 4.2 to FNCB’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, as filed on August 7, 2015, is hereby incorporated by reference.

EXHIBIT 4.3	Indenture by and between First National Community Bancorp, Inc. and Wilmington Trust Company, dated as of December 14, 2006 - filed as Exhibit 10.2 to FNCB's Current Report on Form 8-K on December 19, 2006, DEC file number 333-24121, is hereby incorporated by reference.

EXHIBIT 4.4*	Description of Securities

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

EXHIBIT 10.3+	Directors’ and Officers’ Deferred Compensation Plan - filed as Exhibit 10.4 to FNCB’s Form 10-K for the year ended December 31, 2004 – as filed on March 16, 2005, is hereby incorporated by reference.

EXHIBIT 10.4+	2013 Long-Term Incentive Compensation Plan – filed as Exhibit 10.1 to FNCB’s Current Report on Form 8-K on December 27, 2013, is hereby incorporated by reference.

EXHIBIT 10.5+	Executive Incentive Plan – filed as Exhibit 10.14 to FNCB’s Form 10-K for the year ended December 31, 2012, as filed on March 28, 2013, is hereby incorporated by reference.

EXHIBIT 10.6+	Form of Restricted Stock Award Agreement – filed as Exhibit 4.2 to FNCB’s Form S-8 on January 24, 2014 is hereby incorporated by reference.

EXHIBIT 10.7+	Form of Stock Option Award Agreement – filed as Exhibit 4.3 to FNCB’s Form S-8 on January 24, 2014 is hereby incorporated by reference.

EXHIBIT 10.8+	First National Community Bank Supplemental Executive Retirement Plan – filed as Exhibit 10.16 to FNCB’s Current Report on Form 8-K on October 2, 2015, is hereby incorporated by reference.

EXHIBIT 10.9+

Employment Agreement Between First National Community Bank and Gerard A. Champi, COO – filed as Exhibit 10.17 to FNCB’s Current Report on Form 8-K on October 2, 2015, is hereby incorporated by reference.

EXHIBIT 10.10+

Employment Agreement Between First National Community Bancorp, Inc., First National Community Bank and James M. Bone, Jr. CFO – filed as Exhibit 10.18 to FNCB’s Current Report on Form 8-K on October 2, 2015, is hereby incorporated by reference.

EXHIBIT 10.11+

Employment Agreement Between First National Community Bank and Brian C. Mahlstedt, CLO – filed as Exhibit 10.19 to FNCB’s Current Report on Form 8-K on October 2, 2015, is hereby incorporated by reference.

EXHIBIT 21	Subsidiaries– filed as Exhibit 21.1 to FNCB’s Registration Statement on Form S-3 , as filed on September 28, 2018, is hereby incorporated by reference.

EXHIBIT 23*	Consent of Baker Tilly US, LLP

EXHIBIT 31.1*	Certification of Chief Executive Officer

EXHIBIT 31.2*	Certification of Chief Financial Officer

EXHIBIT 32**	Section 1350 Certification — Chief Executive Officer and Chief Financial Officer

EXHIBIT 101.INS	INLINE XBRL INSTANCE DOCUMENT (THE INSTANCE DOCUMENT DOES NOT APPEAR IN THE INTERACTIVE DATA FILE BECAUSE ITS XBRL TAGS ARE EMBEDDED WITHIN THE INLINE XBRL DOCUMENT)

EXHIBIT 101.SCH	INLINE XBRL TAXONOMY EXTENSION SCHEMA

EXHIBIT 101.CAL	INLINE XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EXHIBIT 101.DEF	INLINE XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EXHIBIT 101.LAB	INLINE XBRL TAXONOMY EXTENSION LABLE LINKBASE

EXHIBIT 101.PRE	INLINE XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

EXHIBIT 104	COVER PAGE INTERATIVE DATA FILE (FORMATTED AS INLINE XBRL AND CONTAINED IN EXHIBIT 101)

_____________________________

* Filed herewith

** Furnished herewith

+ Management contract, compensatory plan or arrangement

Item 16.          Form 10-K Summary

None.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Registrant:                      FNCB BANCORP, INC.

/s/ Gerard A. Champi	March 12, 2021
Gerard A. Champi President and Chief Executive Officer	Date

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

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Gerard A. Champi	March 12, 2021
Gerard A. Champi President and Chief Executive Officer	Date

/s/ James M. Bone, Jr.	March 12, 2021
James M. Bone, Jr., CPA Executive Vice President and Chief Financial Officer Principal Financial Officer	Date

/s/ Stephanie A. Westington	March 12, 2021
Stephanie A. Westington, CPA Senior Vice President and Controller Principal Accounting Officer	Date

Directors:

/s/ William G. Bracey	March 12, 2021	/s/ Gerard A. Champi	March 12, 2021
William G, Bracey	Date	Gerard A. Champi	Date

/s/ Joseph Coccia	March 12, 2021	/s/ Joseph L. DeNaples	March 12, 2021
Joseph Coccia	Date	Joseph L. DeNaples	Date

/s/ Louis A. DeNaples	March 12, 2021	/s/ Louis A. DeNaples, Jr.	March 12, 2021
Louis A. DeNaples	Date	Louis A. DeNaples, Jr.	Date

/s/Vithalbhai D. Dhaduk	March 12, 2021	/s/ Keith W. Eckel	March 12, 2021
Vithalbhai D. Dhaduk	Date	Keith W. Eckel	Date

/s/ Kathleen McCarthy Lambert	March 12, 2021	/s/ Thomas J. Melone	March 12, 2021
Kathleen McCarthy Lambert	Date	Thomas J. Melone	Date

/s/John P. Moses	March 12, 2021
John P. Moses	Date