Form 10-Q
period 2021-03-31
FNCB Bancorp, Inc.
filed 2021-05-07
CIK 1035976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 20,224,666 shares as of April 30, 2021

1

2

Part I - Financial Information

Item 1 - Financial Statements

FNCB BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(unaudited)

	March 31,	December 31,
(in thousands, except share data)	2021	2020
Assets
Cash and cash equivalents:
Cash and due from banks	$22,382	$24,822
Interest-bearing deposits in other banks	76,172	130,989
Total cash and cash equivalents	98,554	155,811
Available-for-sale debt securities, at fair value	407,396	350,035
Equity securities, at fair value	4,267	3,026
Restricted stock, at cost	1,149	1,745
Loans held for sale	267	2,107
Loans, net of allowance for loan and lease losses of $12,076 and $11,950	919,867	889,152
Bank premises and equipment, net	17,407	17,579
Accrued interest receivable	4,567	4,286
Bank-owned life insurance	33,074	31,712
Other assets	13,488	10,226
Total assets	$1,500,036	$1,465,679

Liabilities
Deposits:
Demand (non-interest-bearing)	$319,532	$271,499
Interest-bearing	1,003,296	1,015,949
Total deposits	1,322,828	1,287,448
Borrowed funds:
Federal Home Loan Bank of Pittsburgh advances	-	-
Junior subordinated debentures	10,310	10,310
Total borrowed funds	10,310	10,310
Accrued interest payable	99	108
Accrued income tax expense	590	-
Other liabilities	11,279	11,953
Total liabilities	1,345,106	1,309,819

Shareholders' equity
Preferred shares ($1.25 par)
Authorized: 20,000,000 shares at March 31, 2021 and December 31, 2020
Issued and outstanding: 0 shares at March 31, 2021 and December 31, 2020	-	-
Common shares ($1.25 par)
Authorized: 50,000,000 shares at March 31, 2021 and December 31, 2020
Issued and outstanding: 20,240,668 shares at March 31, 2021 and 20,245,649 shares at December 31, 2020	25,300	25,307
Additional paid-in capital	81,640	81,587
Retained earnings	39,691	35,080
Accumulated other comprehensive income	8,299	13,886
Total shareholders' equity	154,930	155,860
Total liabilities and shareholders’ equity	$1,500,036	$1,465,679

The accompanying notes to consolidated financial statements are an integral part of these statements.

FNCB BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended March 31,
(in thousands, except share data)	2021	2020
Interest income
Interest and fees on loans	$9,786	$9,139
Interest and dividends on securities:
Taxable	1,906	1,852
Tax-exempt	486	57
Dividends	62	75
Total interest and dividends on securities	2,454	1,984
Interest on interest-bearing deposits in other banks	3	21
Total interest income	12,243	11,144
Interest expense
Interest on deposits	798	1,660
Interest on borrowed funds:
Federal Home Loan Bank of Pittsburgh advances	-	219
Junior subordinated debentures	48	88
Total interest on borrowed funds	48	307
Total interest expense	846	1,967
Net interest income before provision for loan and lease losses	11,397	9,177
Provision for loan and lease losses	186	1,151
Net interest income after provision for loan and lease losses	11,211	8,026
Non-interest income
Deposit service charges	874	825
Net gain on the sale of available-for-sale debt securities	213	149
Net gain on equity securities	364	14
Net gain on the sale of mortgage loans held for sale	224	96
Loan-related fees	133	56
Income from bank-owned life insurance	121	129
Bank-owned life insurance settlement	422	-
Merchant services revenue	138	135
Other	285	290
Total non-interest income	2,774	1,694
Non-interest expense
Salaries and employee benefits	3,736	3,929
Occupancy expense	609	554
Equipment expense	353	371
Advertising expense	117	207
Data processing expense	819	725
Regulatory assessments	188	59
Bank shares tax	315	300
Professional fees	259	188
Other operating expenses	775	872
Total non-interest expense	7,171	7,205
Income before income tax expense	6,814	2,515
Income tax expense	981	452
Net income	$5,833	$2,063

Earnings per share
Basic	$0.29	$0.10
Diluted	$0.29	$0.10

Cash dividends declared per common share	$0.060	$0.055
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	20,242,262	20,172,498
Diluted	20,253,606	20,176,565

The accompanying notes to consolidated financial statements are an integral part of these statements.

FNCB BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended March 31,
(in thousands)	2021	2020
Net income	$5,833	$2,063
Other comprehensive (loss) income:
Unrealized (losses) gains on available-for-sale debt securities	(7,067)	4,336
Taxes	1,484	(911)
Net of tax amount	(5,583)	3,425

Reclassification adjustment for gains included in net income	(213)	(149)
Taxes	45	32
Net of tax amount	(168)	(117)

Derivative adjustments	208	(16)
Taxes	(44)	3
Net of tax amount	164	(13)
Total other comprehensive (loss) income	(5,587)	3,295
Comprehensive income	$246	$5,358

The accompanying notes to consolidated financial statements are an integral part of these statements.

FNCB BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Three Months Ended March 31, 2021 and 2020
(unaudited)

(in thousands, except per share data)	Number of Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders' Equity
Balances, December 31, 2019	20,171,408	$25,214	$81,130	$24,207	$3,056	$133,607
Net income for the period	-	-	-	2,063	-	2,063
Cash dividends paid, $0.055 per share	-	-	-	(1,110)	-	(1,110)
Restricted stock awards	-	-	62	-	-	62
Common shares issued through dividend reinvestment/optional cash purchase plan	2,842	3	17	(5)	-	15
Other comprehensive income, net of tax of $876	-	-	-	-	3,295	3,295
Balances, March 31, 2020	20,174,250	$25,217	$81,209	$25,155	$6,351	$137,932

Balances, December 31, 2020	20,245,649	$25,307	$81,587	$35,080	$13,886	$155,860
Net income for the period	-	-	-	5,833	-	5,833
Cash dividends paid, $0.060 per share	-	-	-	(1,215)	-	(1,215)
Restricted stock awards	-	-	80	-	-	80
Repurchase of common shares	(8,188)	(11)	(46)	-	-	(57)
Common shares issued through dividend reinvestment/optional cash purchase plan	3,207	4	19	(7)	-	16
Other comprehensive loss, net of tax of $1,485	-	-	-	-	(5,587)	(5,587)
Balances, March 31, 2021	20,240,668	$25,300	$81,640	$39,691	$8,299	$154,930

The accompanying notes to consolidated financial statements are an integral part of these statements.

FNCB BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
(in thousands)	2021	2020
Cash flows from operating activities:
Net income	$5,833	$2,063
Adjustments to reconcile net income to net cash provided by operating activities:
Investment securities amortization, net	362	120
Equity in trust	(1)	(3)
Depreciation of bank premises and equipment	389	408
Amortization of loan origination (fees) costs	(1,262)	336
Valuation adjustment for loan servicing rights	(5)	23
Stock-based compensation expense	80	62
Provision for loan and lease losses	186	1,151
Valuation adjustment for off-balance sheet commitments	(15)	2
Net gain on the sale of available-for-sale debt securities	(213)	(149)
Net gain on equity securities	(364)	(14)
Net gain on the sale of mortgage loans held for sale	(224)	(96)
Bank-owned life insurance settlement	(422)	-
Income from bank-owned life insurance	(121)	(129)
Proceeds from the sale of mortgage loans held for sale	4,533	2,982
Funds used to originate mortgage loans held for sale	(2,469)	(2,295)
Decrease in net deferred tax assets	391	452
Increase in accrued interest receivable	(281)	(153)
(Increase) decrease in other assets	(228)	87
(Decrease) increase in accrued interest payable	(9)	3
Increase in accrued income tax expense	590	-
Decrease in other liabilities	(733)	(548)
Total adjustments	184	2,239
Net cash provided by operating activities	6,017	4,302

Cash flows from investing activities:
Maturities, calls and principal payments of available-for-sale debt securities	5,804	3,865
Proceeds from the sale of available-for-sale debt securities	2,981	7,975
Purchases of available-for-sale debt securities	(73,575)	(37,424)
Purchases of equity securities	(877)	-
Redemption (purchase) of the stock in Federal Home Loan Bank of Pittsburgh	596	(420)
Net increase in loans to customers	(29,610)	(6,966)
Proceeds from the sale of other real estate owned	-	204
Purchase of bank-owned life insurance	(2,500)	-
Purchases of bank premises and equipment	(217)	(337)
Net cash used in investing activities	(97,398)	(33,103)

Cash flows from financing activities:
Net increase (decrease) in deposits	35,380	(147)
Proceeds from Federal Home Loan Bank of Pittsburgh advances - overnight	-	21,025
Proceeds from Federal Home Loan Bank of Pittsburgh advances - term	-	10,000
Proceeds from Federal Reserve Bank Discount Window advances	-	10,000
Repurchase of common shares	(57)	-
Proceeds from issuance of common shares, net of discount	16	15
Cash dividends paid	(1,215)	(1,110)
Net cash provided by financing activities	34,124	39,783
Net (decrease) increase in cash and cash equivalents	(57,257)	10,982
Cash and cash equivalents at beginning of period	155,811	34,565
Cash and cash equivalents at end of period	$98,554	$45,547

Supplemental cash flow information
Cash paid during the period for:
Interest	$855	$1,963
Other transactions:
Lease liabilities arising from obtaining right-of-use assets	42	15

The accompanying notes to consolidated financial statements are an integral part of these statements.

FNCB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1.   Basis of Presentation

The consolidated financial statements of FNCB are comprised of the accounts of FNCB Bancorp, Inc., and its wholly owned subsidiary, FNCB Bank (the “Bank”), as well as the Bank’s wholly owned subsidiaries (collectively, “FNCB”). The accounting and reporting policies of FNCB conform to accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all the information and accompanying notes required by GAAP for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included in the consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation. Prior period amounts have been reclassified when necessary to conform to the current period’s presentation. Such reclassifications did not have an impact on the operating results or financial position of FNCB. The operating results and financial position of FNCB for the three months ended March 31, 2021 may not be indicative of future results of operations and financial position.

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

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in FNCB’s audited financial statements, included in the Annual Report filed on Form 10-K as of and for the year ended December 31, 2020.

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

Refer to Note 2 to FNCB’s consolidated financial statements included in the 2020 Annual Report on Form 10-K for a discussion of additional accounting guidance applicable to FNCB that will be adopted in future periods.

Note 3. Securities

Debt Securities

The following tables present the amortized cost, gross unrealized gains and losses, and the fair value of FNCB’s available-for-sale debt securities at March 31, 2021 and December 31, 2020:

	March 31, 2021
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(in thousands)	Cost	Gains	Losses	Value
Available-for-sale debt securities:
U.S. Treasury securities	$1,937	$-	$21	$1,916
Obligations of state and political subdivisions	197,376	9,309	1,057	205,628
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	105,756	1,883	1,209	106,430
Collateralized mortgage obligations - commercial	3,712	137	46	3,803
Mortgage-backed securities	15,908	546	87	16,367
Private collateralized mortgage obligations	37,352	294	134	37,512
Corporate debt securities	25,550	798	76	26,272
Asset-backed securities	9,396	89	17	9,468
Total available-for-sale debt securities	$396,987	$13,056	$2,647	$407,396

	December 31, 2020
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(in thousands)	Cost	Gains	Losses	Value
Available-for-sale debt securities:
Obligations of state and political subdivisions	$192,851	$13,012	$35	$205,828
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	54,091	2,940	59	56,972
Collateralized mortgage obligations - commercial	3,721	183	-	3,904
Mortgage-backed securities	12,452	588	14	13,026
Private collateralized mortgage obligations	37,926	352	79	38,199
Corporate debt securities	23,800	790	10	24,580
Asset-backed securities	7,505	46	25	7,526
Total available-for-sale debt securities	$332,346	$17,911	$222	$350,035

Except for securities of U.S. government and government-sponsored agencies, there were no securities of any individual issuer that exceeded 10.0% of shareholders’ equity at March 31, 2021 and December 31, 2020.

Securities with a carrying amounts of $333.9 million at March 31, 2021 and $279.7 million at December 31, 2020 were pledged as collateral to secure public deposits and for other purposes.

The following table presents the maturity information of FNCB’s available-for-sale debt securities at March 31, 2021.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Because collateralized mortgage obligations, mortgage-backed securities and asset-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary.

	March 31, 2021
	Amortized	Fair
(in thousands)	Cost	Value
Amounts maturing in:
One year or less	$4,665	$4,696
After one year through five years	63,426	67,575
After five years through ten years	44,085	45,473
After ten years	112,687	116,072
Mortgage-backed securities	15,908	16,367
Collateralized mortgage obligations	146,820	147,745
Asset-backed securities	9,396	9,468
Total available-for-sale debt securities	$396,987	$407,396

The following table presents the gross proceeds received and gross realized gains and losses on sales of available-for-sale debt securities for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
(in thousands)	2021	2020
Available-for-sale debt securities:
Gross proceeds received on sales	$2,981	$7,975
Gross realized gains	213	149

The following tables present the number, fair value and gross unrealized losses of available-for-sale debt securities with unrealized losses at March 31, 2021 and December 31, 2020, aggregated by investment category and length of time the securities have been in an unrealized loss position.

	March 31, 2021
	Less than 12 Months			12 Months or Greater			Total
	Number		Gross	Number		Gross	Number		Gross
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
(dollars in thousands)	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
U.S. Treasury securities	1	$1,916	$21	-	$-	$-	1	$1,916	$21
Obligations of state and political subdivisions	39	30,965	1,057	-	-	-	39	30,965	1,057
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	11	34,711	1,209	-	-	-	11	34,711	1,209
Collateralized mortgage obligations - commercial	1	1,655	46	-	-	-	1	1,655	46
Mortgage-backed securities	3	5,607	87	-	-	-	3	5,607	87
Private collateralized mortgage obligations	4	11,748	123	1	2,161	11	5	13,909	134
Corporate debt securities	9	7,224	76	-	-	-	9	7,224	76
Asset-backed securities	1	934	3	2	1,685	14	3	2,619	17
Total available-for-sale debt securities	69	$94,760	$2,622	3	$3,846	$25	72	$98,606	$2,647

	December 31, 2020
	Less than 12 Months			12 Months or Greater			Total
	Number		Gross	Number		Gross	Number		Gross
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
(dollars in thousands)	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Obligations of state and political subdivisions	6	$4,541	$35	-	$-	$-	6	$4,541	$35
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	2	7,019	59	-	-	-	2	7,019	59
Collateralized mortgage obligations - commercial	-	-	-	-	-	-	-	-	-
Mortgage-backed securities	1	2,103	14	-	-	-	1	2,103	14
Private collateralized mortgage obligations	3	7,857	42	1	2,256	37	4	10,113	79
Corporate debt securities	2	1,739	10	-	-	-	2	1,739	10
Asset-backed securities	2	746	13	1	1,591	12	3	2,337	25
Total available-for-sale debt securities	16	$24,005	$173	2	$3,847	$49	18	$27,852	$222

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

Management performed a review of all securities in an unrealized loss position as of March 31, 2021 and determined that changes in the fair values of the securities were consistent with movements in market interest rates or general market conditions. In addition, as part of its review, management noted that there was no material change in the credit quality of any of the issuers or any other event or circumstance that may cause a significant adverse effect on the fair value of these securities. Moreover, to date, FNCB has received all scheduled principal and interest payments and expects to fully collect all future contractual principal and interest payments on all securities in an unrealized loss position at March 31, 2021. FNCB does not intend to sell the securities, nor is it more likely than not that it will be required to sell the securities, prior to recovery of their amortized cost. Based on the results of its review and considering the attributes of these debt securities, management concluded that the individual unrealized losses were temporary and OTTI did not exist at March 31, 2021.

Equity Securities

Included in equity securities with readily determinable fair values at March 31, 2021 and December 31, 2020 were investments in the common or preferred stock of publicly traded bank holding companies and an investment in a mutual fund comprised of 1-4 family residential mortgage-backed securities collateralized by properties within FNCB’s market area. Equity securities had a cost basis and fair value of $3.4 million and $4.3 million, respectively, at March 31, 2021 and $2.5 million and $3.0 million, respectively, at December 31, 2020. Equity securities with readily determinable fair values are reported at fair value with net unrealized gains and losses recognized in the consolidated statements of income.

The following table presents unrealized and realized gains and losses recognized in net income on equity securities for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
(in thousands)	2021	2020
Net gains recognized on equity securities	$364	$14
Less: net gains recognized on equity securities sold or transferred	-	-
Unrealized gains on equity securities held	$364	$14

Equity Securities without Readily Determinable Fair Values

At March 31, 2021 and December 31, 2020, equity securities without readily determinable fair values consisted of a $500 thousand investment in a fixed-rate, non-cumulative perpetual preferred stock of a privately-held bank holding company, which is included in other assets in the consolidated statement of financial condition. The preferred stock pays quarterly dividends at an annual rate of 8.25%, which commenced on March 30, 2021. The preferred stock of this bank holding company is not traded on any established market and is accounted for as an equity security without a determinable fair value. Under GAAP, an equity security without a readily determinable fair value shall be written down to its fair value if a qualitative assessment indicates that the investment is impaired, and the fair value of the investment is less than its carrying value.  As part of its qualitative assessment, management engaged an independent third party to provide a valuation of this investment as of March 31, 2021, which indicated that the investment was not impaired.  Management determined that no adjustment for impairment was required at March 31, 2021 and December 31, 2020.

Restricted Securities

The following table presents FNCB's investment in restricted stock at March 31, 2021 and  December 31, 2020.  Restricted stock has limited marketability and is carried at cost.

	March 31,	December 31,
(in thousands)	2021	2020
Stock in Federal Home Loan Bank of Pittsburgh	$1,139	$1,735
Stock in Atlantic Community Banker's Bank	10	10
Total restricted securities, at cost	$1,149	$1,745

Management noted no indicators of impairment for the Federal Home Loan Bank of Pittsburgh or Atlantic Community Banker’s Bank stock at March 31, 2021 and  December 31, 2020.

Note 4. Loans/Subsequent Event

The following table summarizes loans receivable, net, by category at March 31, 2021 and  December 31, 2020:

	March 31,	December 31,
(in thousands)	2021	2020
Residential real estate	$198,519	$196,328
Commercial real estate	286,575	273,903
Construction, land acquisition and development	56,857	59,785
Commercial and industrial	264,267	238,435
Consumer	82,521	85,881
State and political subdivisions	46,891	49,009
Total loans, gross	935,630	903,341
Unearned income	(116)	(110)
Net deferred loan fees	(3,571)	(2,129)
Allowance for loan and lease losses	(12,076)	(11,950)
Loans, net	$919,867	$889,152

Included in commercial and industrial loans at March 31, 2021 and December 31, 2020 were $107.4 million and $78.6 million, respectively, in loans originated under the Payment Protection Program ("PPP"). Included in net deferred loan fees at March 31, 2021  and December 31, 2020, were $3.9 million and $2.6 million, respectively, in deferred loan origination fees, net of deferred loan origination costs, associated with the PPP loans. PPP loans are 100.0% guaranteed and may be forgiven by the SBA. Accordingly, there was no ALLL established for PPP loans at March 31, 2021 and December 31, 2020.

FNCB has granted loans, letters of credit and lines of credit to certain of its executive officers and directors as well as to certain of their related parties. For more information about related party transactions, refer to Note 6, “Related Party Transactions” to these consolidated financial statements.

FNCB originates 1-4 family mortgage loans for sale in the secondary market. During the three months ended March 31, 2021 and 2020, the principal balance of 1-4 family mortgages sold on the secondary market were $4.3 million and $2.9 million, respectively.  Net gains on the sale of residential mortgage loans for the three months ended March 31, 2021 were $224 thousand and $96 thousand for the three months ended March 31, 2020. FNCB retains servicing rights on mortgages sold on the secondary market. At March 31, 2021 and  December 31, 2020, there were $0.3 million and $2.1 million, respectively, in 1-4 family residential mortgage loans held for sale.

The unpaid principal balance of loans serviced for others, which include residential mortgages and SBA-guaranteed loans, was $93.6 million at March 31, 2021 and $96.5 million at December 31, 2020.

There were no material changes to the risk characteristics of FNCB’s loan segments, loan classification and credit grading systems and methodology for determining the adequacy of the ALLL during the three months ended March 31, 2021. Refer to Note 2, “Summary of Significant Accounting Policies” to FNCB’s consolidated financial statements included in the 2020 Annual Report on Form 10-K for information about the risk characteristics related to FNCB’s loan segments, loan classification and credit grading systems and methodology for determining the adequacy of the ALLL.

Management evaluates the credit quality of the loan portfolio on an ongoing basis and performs a formal review of the adequacy of the ALLL on a quarterly basis. This evaluation is inherently subjective, as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions. However, actual loan losses may be significantly more than the established ALLL, which could have a material negative effect on FNCB’s operating results or financial condition. Management continues to monitor the loan portfolio for any potential adverse impact to asset quality related to the COVID-19 pandemic. While management uses the best information available to make its evaluations, future adjustments to the ALLL may be necessary if conditions differ substantially from the information used in making the evaluations. Banking regulators, as an integral part of their examination of FNCB, also review the ALLL, and may require, based on their judgments about information available to them at the time of their examination, that certain loan balances be charged off or require that adjustments be made to the ALLL.

The following table summarizes activity in the ALLL by loan category for the three months ended March 31, 2021 and 2020.

			Construction,
			Land			State and
	Residential	Commercial	Acquisition and	Commercial		Political
(in thousands)	Real Estate	Real Estate	Development	and Industrial	Consumer	Subdivisions	Unallocated	Total
Three months ended March 31, 2021
Allowance for loan losses:
Beginning balance, January 1, 2021	$1,715	$4,268	$538	$2,619	$1,319	$405	$1,086	$11,950
Charge-offs	-	-	-	(19)	(342)	-	-	(361)
Recoveries	3	46	-	25	227	-	-	301
Provisions (credits)	14	207	(22)	(22)	15	(18)	12	186
Ending balance, March 31, 2021	$1,732	$4,521	$516	$2,603	$1,219	$387	$1,098	$12,076

Three months ended March 31, 2020
Allowance for loan losses:
Beginning balance, January 1, 2020	$1,147	$3,198	$271	$1,997	$1,658	$253	$426	$8,950
Charge-offs	-	(56)	-	(35)	(238)	-	-	(329)
Recoveries	2	-	-	59	74	-	-	135
Provisions	158	415	12	283	220	17	46	1,151
Ending balance, March 31, 2020	$1,307	$3,557	$283	$2,304	$1,714	$270	$472	$9,907

The following table presents, by loan category, the allocation of the ALLL and the related loan balance disaggregated based on the impairment methodology at March 31, 2021 and  December 31, 2020:

			Construction,
			Land			State and
	Residential	Commercial	Acquisition and	Commercial		Political
(in thousands)	Real Estate	Real Estate	Development	and Industrial	Consumer	Subdivisions	Unallocated	Total
March 31, 2021
Allowance for loan losses:
Individually evaluated for impairment	$29	$47	$-	$397	$-	$-	$-	$473
Collectively evaluated for impairment	1,703	4,474	516	2,206	1,219	387	1,098	11,603
Total	$1,732	$4,521	$516	$2,603	$1,219	$387	$1,098	$12,076

Loans receivable:
Individually evaluated for impairment	$2,083	$8,065	$67	$839	$-	$-	$-	$11,054
Collectively evaluated for impairment	196,436	278,510	56,790	263,428	82,521	46,891	-	924,576
Total	$198,519	$286,575	$56,857	$264,267	$82,521	$46,891	$-	$935,630

December 31, 2020
Allowance for loan losses:
Individually evaluated for impairment	$13	$46	$-	$357	$-	$-	$-	$416
Collectively evaluated for impairment	1,702	4,222	538	2,262	1,319	405	1,086	11,534
Total	$1,715	$4,268	$538	$2,619	$1,319	$405	$1,086	$11,950

Loans receivable:
Individually evaluated for impairment	$2,321	$8,448	$69	$897	$-	$-	$-	$11,735
Collectively evaluated for impairment	194,007	265,455	59,716	237,538	85,881	49,009	-	891,606
Total	$196,328	$273,903	$59,785	$238,435	$85,881	$49,009	$-	$903,341

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

The following tables present the recorded investment in loans receivable by loan category and credit quality indicator at March 31, 2021 and  December 31, 2020:

	Credit Quality Indicators
	March 31, 2021
	Commercial Loans						Other Loans
		Special				Subtotal	Accruing	Non-accrual	Subtotal	Total
(in thousands)	Pass	Mention	Substandard	Doubtful	Loss	Commercial	Loans	Loans	Other	Loans
Residential real estate	$37,945	$570	$81	$-	$-	$38,596	$159,166	$757	$159,923	$198,519
Commercial real estate	269,119	4,712	12,744	-	-	286,575	-	-	-	286,575
Construction, land acquisition and development	51,097	-	-	-	-	51,097	5,760	-	5,760	56,857
Commercial and industrial	259,679	831	1,078	-	-	261,588	2,679	-	2,679	264,267
Consumer	-	-	-	-	-	-	82,127	394	82,521	82,521
State and political subdivisions	46,883	-	-	-	-	46,883	8	-	8	46,891
Total	$664,723	$6,113	$13,903	$-	$-	$684,739	$249,740	$1,151	$250,891	$935,630

	Credit Quality Indicators
	December 31, 2020
	Commercial Loans						Other Loans
		Special				Subtotal	Accruing	Non-accrual	Subtotal	Total
(in thousands)	Pass	Mention	Substandard	Doubtful	Loss	Commercial	Loans	Loans	Other	Loans
Residential real estate	$35,839	$494	$209	$-	$-	$36,542	$158,896	$890	$159,786	$196,328
Commercial real estate	256,390	4,349	13,164	-	-	273,903	-	-	-	273,903
Construction, land acquisition and development	55,697	-	-	-	-	55,697	4,088	-	4,088	59,785
Commercial and industrial	233,370	961	1,104	-	-	235,435	3,000	-	3,000	238,435
Consumer	-	-	-	-	-	-	85,374	507	85,881	85,881
State and political subdivisions	48,998	-	-	-	-	48,998	11	-	11	49,009
Total	$630,294	$5,804	$14,477	$-	$-	$650,575	$251,369	$1,397	$252,766	$903,341

Included in loans receivable are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The recorded investment in these non-accrual loans was $4.8 million and $5.6 million at March 31, 2021 and  December 31, 2020, respectively. Generally, loans are placed on non-accrual status when they become 90 days or more delinquent. Once a loan is placed on non-accrual status, it remains on non-accrual status until it has been brought current, has six months of performance under the loan terms, and factors indicating reasonable doubt about the timely collection of payments no longer exist. Therefore, loans may be current in accordance with their loan terms, or may be less than 90 days delinquent, and still be on a non-accrual status. There were no loans past due 90 days or more and still accruing at March 31, 2021 and  December 31, 2020.

The following tables present the delinquency status of past due and non-accrual loans at March 31, 2021 and  December 31, 2020:

	March 31, 2021
	Delinquency Status
	0-29 Days	30-59 Days	60-89 Days	>/= 90 Days
(in thousands)	Past Due	Past Due	Past Due	Past Due	Total
Performing (accruing) loans:
Residential real estate	$197,260	$421	$-	$-	$197,681
Commercial real estate	283,516	166	-	-	283,682
Construction, land acquisition and development	56,857	-	-	-	56,857
Commercial and industrial	263,520	29	1	-	263,550
Consumer	81,032	814	281	-	82,127
State and political subdivisions	46,891	-	-	-	46,891
Total performing (accruing) loans	929,076	1,430	282	-	930,788

Non-accrual loans:
Residential real estate	214	253	-	371	838
Commercial real estate	1,421	-	-	1,472	2,893
Construction, land acquisition and development	-	-	-	-	-
Commercial and industrial	559	34	-	124	717
Consumer	199	42	75	78	394
State and political subdivisions	-	-	-	-	-
Total non-accrual loans	2,393	329	75	2,045	4,842

Total loans receivable	$931,469	$1,759	$357	$2,045	$935,630

	December 31, 2020
	Delinquency Status
	0-29 Days	30-59 Days	60-89 Days	>/= 90 Days
(in thousands)	Past Due	Past Due	Past Due	Past Due	Total
Performing (accruing) loans:
Residential real estate	$194,820	$251	$159	$-	$195,230
Commercial real estate	270,059	606	-	-	270,665
Construction, land acquisition and development	59,785	-	-	-	59,785
Commercial and industrial	237,262	419	16	-	237,697
Consumer	83,486	1,485	403	-	85,374
State and political subdivisions	49,009	-	-	-	49,009
Total performing (accruing) loans	894,421	2,761	578	-	897,760

Non-accrual loans:
Residential real estate	642	39	-	417	1,098
Commercial real estate	1,484	-	-	1,754	3,238
Construction, land acquisition and development	-	-	-	-	-
Commercial and industrial	614	-	124	-	738
Consumer	114	132	96	165	507
State and political subdivisions	-	-	-	-	-
Total non-accrual loans	2,854	171	220	2,336	5,581

Total loans receivable	$897,275	$2,932	$798	$2,336	$903,341

The following tables present a distribution of the recorded investment, unpaid principal balance and the related allowance for FNCB’s impaired loans, which have been analyzed for impairment under ASC 310, at March 31, 2021 and  December 31, 2020. Non-accrual loans, other than TDRs, with balances less than the $100 thousand loan relationship threshold are not evaluated individually for impairment and accordingly, are not included in the following tables. However, these loans are evaluated collectively for impairment as homogeneous pools in the general allowance under ASC 450. Total non-accrual loans, other than TDRs, with balances less than the $100 thousand loan relationship threshold that were evaluated under ASC 450 amounted to $0.8 million and  $1.4 million at  March 31, 2021 and  December 31, 2020, respectively.

	March 31, 2021
		Unpaid
	Recorded	Principal	Related
(in thousands)	Investment	Balance	Allowance
With no allowance recorded:
Residential real estate	$517	$587	$-
Commercial real estate	2,383	5,004	-
Construction, land acquisition and development	67	67	-
Commercial and industrial	91	91	-
Consumer	-	-	-
State and political subdivisions	-	-	-
Total impaired loans with no related allowance recorded	3,058	5,749	-

With a related allowance recorded:
Residential real estate	1,566	1,566	29
Commercial real estate	5,682	5,682	47
Construction, land acquisition and development	-	-	-
Commercial and industrial	748	988	397
Consumer	-	-	-
State and political subdivisions	-	-	-
Total impaired loans with a related allowance recorded	7,996	8,236	473

Total impaired loans:
Residential real estate	2,083	2,153	29
Commercial real estate	8,065	10,686	47
Construction, land acquisition and development	67	67	-
Commercial and industrial	839	1,079	397
Consumer	-	-	-
State and political subdivisions	-	-	-
Total impaired loans	$11,054	$13,985	$473

	December 31, 2020
		Unpaid
	Recorded	Principal	Related
(in thousands)	Investment	Balance	Allowance
With no allowance recorded:
Residential real estate	$859	$957	$-
Commercial real estate	2,729	5,311	-
Construction, land acquisition and development	69	69	-
Commercial and industrial	5	5	-
Consumer	-	-	-
State and political subdivisions	-	-	-
Total impaired loans with no related allowance recorded	3,662	6,342	-

With a related allowance recorded:
Residential real estate	1,462	1,462	13
Commercial real estate	5,719	5,719	46
Construction, land acquisition and development	-	-	-
Commercial and industrial	892	1,130	357
Consumer	-	-	-
State and political subdivisions	-	-	-
Total impaired loans with a related allowance recorded	8,073	8,311	416

Total impaired loans:
Residential real estate	2,321	2,419	13
Commercial real estate	8,448	11,030	46
Construction, land acquisition and development	69	69	-
Commercial and industrial	897	1,135	357
Consumer	-	-	-
State and political subdivisions	-	-	-
Total impaired loans	$11,735	$14,653	$416

The following table presents the average balance and interest income by loan category recognized on impaired loans for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021		2020
	Average	Interest	Average	Interest
(in thousands)	Balance	Income (1)	Balance	Income (1)
Residential real estate	$2,090	$18	$2,762	$22
Commercial real estate	8,284	57	11,321	68
Construction, land acquisition and development	68	1	75	1
Commercial and industrial	861	2	1,014	-
Consumer	-	-	-	-
State and political subdivisions	-	-	-	-
Total impaired loans	$11,303	$78	$15,172	$91

(1) Interest income represents income recognized on performing TDRs.

The additional interest income that would have been earned on non-accrual and restructured loans had these loans performed in accordance with their original terms approximated $60 thousand for the three months ended March 31, 2021 and $111 thousand for the three months ended March 31, 2020.

Troubled Debt Restructured Loans

TDRs were $7.6 million and $7.7 million at   March 31, 2021 and  December 31, 2020, respectively. Accruing and non-accruing TDRs were $7.0 million and $0.6 million, respectively, at March 31, 2021, and $7.0 million and $0.7 million, respectively, at December 31, 2020. Approximately $188 thousand and $197 thousand in specific reserves were established for TDRs at  March 31, 2021 and  December 31, 2020, respectively. FNCB was not committed to lend additional funds to any loan classified as a TDR at March 31, 2021.

The modification of the terms of loans classified as TDRs may include one or a combination of the following changes, among others: a reduction of the stated interest rate of the loan, an extension of the maturity date, capitalization of real estate taxes, a payment modification under a forbearance agreement, or a permanent reduction of the recorded investment in the loan.

There were no loans modified as TDRs during the three months ended March 31, 2021 and 2020. There were no loans that were modified as a TDR within the previous 12 months that subsequently defaulted during the three months ended March 31, 2021 and 2020.

Residential Real Estate Loan Foreclosures/ Subsequent Event

There were two residential real estate loans with a total recorded investment of $286 thousand, in the process of foreclosure at March 31, 2021. There were no residential real estate properties in OREO at March 31, 2021. Additionally, at March 31, 2021, FNCB was negotiating a deed in lieu of foreclosure for one of residential mortgage loan in the process of foreclosure. This property had a recorded investment of $133 thousand at March 31, 2021. The deed in lieu of foreclosure was finalized and the property transferred to OREO in April 2021.

Note 5. Income Taxes

The following table presents a reconciliation between the effective income tax expense and the income tax expense that would have been provided at the federal statutory tax rate of 21.0% for the three months ended March 31, 2021 and 2020, respectively.

	For the Three Months Ended March 31,
	2021		2020
(dollars in thousands)	Amount	%	Amount	%
Provision at statutory tax rates	$1,431	21.00%	$528	21.00%
Add (deduct):
Tax effects of tax free interest income	(183)	(2.68)%	(106)	(4.22)%
Non-deductible interest expense	11	0.17%	5	0.19%
Bank-owned life insurance	(114)	(1.68)%	(27)	(1.07)%
Gains on equity securities	(76)	(1.12)%	(3)	(0.12)%
Other items, net	(88)	(1.29)%	55	2.19%
Income tax provision	$981	14.40%	$452	17.97%

Management evaluates the carrying amount of its deferred tax assets on a quarterly basis, or more frequently if necessary, in accordance with guidance set forth in ASC Topic 740 “Income Taxes,” and applies the criteria in the guidance to determine whether it is more likely than not that some portion, or all, of the deferred tax asset will not be realized within its life cycle, based on the weight of available evidence. Management performed an evaluation of FNCB’s deferred tax assets at March 31, 2021 taking into consideration all available positive and negative evidence at that time. Based on this evaluation, management believes that FNCB’s future taxable income will be sufficient to utilize its deferred tax assets. There was no valuation allowance for deferred tax assets recorded at March 31, 2021 and  December 31, 2020.

Note 6.  Related Party Transactions

In conducting its business, FNCB has engaged in, and intends to continue to engage in, banking and financial transactions with directors, executive officers and their related parties.

FNCB has granted loans, letters of credit and lines of credit to directors, executive officers and their related parties. The following table summarizes the changes in the total amounts of such outstanding loans, advances under lines of credit, net of any participations sold, as well as repayments during the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
(in thousands)	2021	2020
Balance, beginning of period	$98,935	$77,897
Additions, new loans and advances	8,210	17,553
Repayments	(4,647)	(12,632)
Balance, end of period	$102,498	$82,818

At March 31, 2021 there were no loans made to directors, executive officers and their related parties that were not performing in accordance with the original terms of the loan agreements.

Deposits from directors, executive officers and their related parties held by the Bank at March 31, 2021 and  December 31, 2020 amounted to $148.1 million and $146.2 million, respectively. Interest paid on the deposits amounted to $92 thousand and $120 thousand for the three months ended March 31, 2021 and 2020, respectively.

In the course of its operations, FNCB acquires goods and services from, and transacts business with, various companies of related parties, which include, but are not limited to, employee health insurance, fidelity bond and errors and omissions insurance, legal services, rent and repair of repossessed automobiles for resale. FNCB recorded payments to related parties for goods and services of $362 thousand and $490 thousand for the three months ended March 31, 2021 and 2020, respectively.

Note 7. Commitments and Contingencies

Leases

FNCB is obligated under operating leases for certain bank branches, office space, automobiles and equipment. Operating lease right of use ("ROU") assets represent FNCB's right to use an underlying asset during the lease term and operating liabilities represent FNCB's obligation to make lease payments under the lease agreement. ROU assets and operating lease liabilities are recognized at lease commencement based on the present value of the remaining lease payments using a discount rate that represents FNCB's incremental borrowing rate at the commencement date. ROU assets are included in other assets and operating lease liabilities are included in other liabilities in the consolidated statements of financial condition. As of March 31, 2021, ROU assets and lease liabilities were $3.3 million and $3.5 million, respectively. FNCB entered into three new automobile leases during the three months ended March 31, 2021 with a ROU asset and corresponding lease liability of $46 thousand and $42 thousand, respectively.

Operating lease expense associated with bank branches and office space is included in occupancy expense, while operating lease expenses associated with automobiles and office equipment are included in equipment expense in the consolidated statements of income. Total rental expense under leases amounted to $97 thousand and $107 thousand, respectively, at March 31, 2021 and 2020.

The following table summarizes the maturity of remaining operating lease liabilities as of March 31, 2021:

(in thousands)	March 31, 2021
2021	$272
2022	397
2023	366
2024	330
2025	335
2026 and thereafter	2,743
Total lease payments	4,443
Less: imputed interest	903
Present value of operating lease liabilities	$3,540

The following table presents other information related to our operating leases:

(dollars in thousands)	March 31, 2021
Weighted-average remaining lease term	13.09 years
Weighted-average discount rate	3.32%
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$108

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

Note 8. Stock Compensation Plans

FNCB has a Long-Term Incentive Compensation Plan (“LTIP”) for directors, executives and key employees. The LTIP authorizes up to 1,200,000 shares of common stock for issuance and provides the Board of Directors with the authority to offer several different types of long-term incentives, including stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares. During the three months ended March 31, 2021 and 2020, the Board of Directors granted 66,065 and 75,924 shares of restricted stock, respectively, under the LTIP. At March 31, 2021, there were 690,324 shares of common stock available for award under the LTIP. For the three months ended March 31, 2021 and 2020, stock-based compensation expense, which is included in salaries and benefits expense in the consolidated statements of income, totaled $80 thousand and $62 thousand, respectively. Total unrecognized compensation expense related to unvested restricted stock awards was $1.3 million and $1.2 million at March 31, 2021 and 2020, respectively. Unrecognized compensation expense related to unvested shares of restricted stock is expected to be recognized over a weighted-average period of 3.95 years.

The following table summarizes the activity related to FNCB’s unvested restricted stock awards during the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021		2020
		Weighted-		Weighted-
		Average		Average
	Restricted	Grant Date	Restricted	Grant Date
(dollars in thousands)	Shares	Fair Value	Shares	Fair Value
Unvested restricted stock awards:
Total outstanding, beginning of period	159,913	$7.07	128,150	$7.76
Awards granted	66,065	7.98	75,924	6.07
Forfeitures	-	-	(2,659)	6.24
Vestings	-	-	-	-
Total outstanding, end of period	225,978	$7.34	201,415	$7.14

Note 9. Regulatory Matters/Subsequent Events

FNCB’s ability to pay dividends to its shareholders is largely dependent on the Bank’s ability to pay dividends to FNCB. Bank regulations limit the amount of dividends that may be paid without prior approval of the Bank’s regulatory agency. For the three months ended March 31, 2021 and 2020, cash dividends declared and paid by FNCB were $0.060 per share and $0.055 per share, respectively. FNCB offers a Dividend Reinvestment and Stock Purchase Plan (“DRP”) to its shareholders. For the three months ended March 31, 2021 and 2020, dividend reinvestment shares were purchased in open market transactions, however shares under the optional cash purchase feature of the DRP were issued from authorized but unissued common shares. Common shares issued under the DRP for the three months ended March 31, 2021 and 2020 totaled 3,207 and 2,842, respectively. Subsequent to March 31, 2021, on April 28, 2021, FNCB declared a cash dividend for the second quarter of 2021 of $0.060 per share, which is payable on June 15, 2021 to shareholders of record as of June 1, 2021.

On January 27, 2021, FNCB's Board of Directors authorized a stock repurchase program under which up to 975,000 shares of FNCB's outstanding common stock may be acquired in the open market commencing no earlier than February 3, 2021 and expiring December 31, 2021, pursuant to a trading plan that was adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. Under the program, shares will be purchased from time to time at prevailing market prices, through open market transactions depending upon market conditions and administered through an independent broker. Repurchases are subject to SEC regulations as well as certain price, market volume and timing constraints specified in the trading plan. Under the program, the purchases will be funded from available working capital presently available to FNCB, and the repurchased shares will be returned to the status of authorized but unissued shares of Common Stock. There is not a guarantee as to the exact number of shares that will be repurchased by FNCB, and FNCB may discontinue at any time that management determines additional repurchases are no longer warranted. As of March 31, 2021, FNCB repurchased 8,188 shares at a weighted-average price per share of $6.96. Subsequent to March 31, 2021, and for the period April 1, 2021 through April 30, 2021, FNCB repurchased an additional 17,889 shares at a weighted-average price per share of $6.94.

The holding company is considered a small bank holding company and is exempt from risk-based capital and leverage rules, including Basel III. FNCB and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on FNCB’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, FNCB and the Bank must meet specific capital guidelines that involve quantitative measures of FNCB's and the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. FNCB's and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Management believes, as of March 31, 2021 and December 31, 2020, that FNCB and the Bank meet all applicable capital adequacy requirements.

Current quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the tables below) of Total capital, Tier I capital, and Tier I common equity (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). The following tables present summary information regarding the Bank’s risk-based capital and related ratios at March 31, 2021 and  December 31, 2020:

	FNCB Bank		Minimum Required For Capital Adequacy Purposes	Minimum Required For Capital Adequacy Purposes with Conservation Buffer	Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
(dollars in thousands)	Amount	Ratio	Ratio	Ratio	Ratio
March 31, 2021

Total capital (to risk-weighted assets)	$155,242	16.26%	8.00%	10.50%	10.00%

Tier I capital (to risk-weighted assets)	143,299	15.01%	6.00%	8.50%	8.00%

Tier I common equity (to risk-weighted assets)	143,299	15.01%	4.50%	7.00%	6.50%

Tier I capital (to average assets)	143,299	9.88%	4.00%	4.00%	5.00%

Total risk-weighted assets	954,662

Total average assets	1,450,133

	FNCB Bank		Minimum Required For Capital Adequacy Purposes	Minimum Required For Capital Adequacy Purposes with Conservation Buffer	Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
(dollars in thousands)	Amount	Ratio	Ratio	Ratio	Ratio
December 31, 2020

Total capital (to risk-weighted assets)	$149,173	15.79%	8.00%	10.50%	10.00%

Tier I capital (to risk-weighted assets)	137,356	14.54%	6.00%	8.50%	8.00%

Tier I common equity (to risk-weighted assets)	137,356	14.54%	4.50%	7.00%	6.50%

Tier I capital (to average assets)	137,356	9.57%	4.00%	4.00%	5.00%

Total risk-weighted assets	944,546

Total average assets	1,434,776

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

Available-for-Sale Debt Securities

The estimated fair values for FNCB’s investments in obligations of U.S Treasury securities, U.S. government agencies, obligations of state and political subdivisions, government-sponsored agency CMOs and mortgage-backed securities, private collateralized mortgage obligations and asset-backed securities are obtained by FNCB from a nationally-recognized pricing service.  This pricing service develops estimated fair values by analyzing like securities and applying available market information through processes such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing (Level 2 inputs), to prepare valuations. Matrix pricing is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities.  The fair value measurements consider observable data that may include, among other things, dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, and are based on market data obtained from sources independent from FNCB.  The Level 2 investments in FNCB’s portfolio are priced using those inputs that, based on the analysis prepared by the pricing service, reflect the assumptions that market participants would use to price the assets.  Management has determined that the Level 2 designation is appropriate for these securities because, as with most fixed-income securities, those in FNCB’s portfolio are not exchange-traded, and such non-exchange-traded fixed income securities are typically priced by correlation to observed market data.  FNCB has reviewed the pricing service’s methodology to confirm its understanding that such methodology results in a valuation based on quoted market prices for similar instruments traded in active markets, quoted markets for identical or similar instruments traded in markets that are not active and model-based valuation techniques for which the significant assumptions can be corroborated by market data as appropriate to a Level 2 designation.

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

At March 31, 2021, FNCB owned 21 corporate debt securities with an aggregate amortized cost and fair value of $25.6 million and $26.3 million, respectively. At March 31, 2021, the market for 9 corporate debt securities with an amortized cost and fair value of $13.8 million and $14.3 million, respectively, was not active, based on transaction criteria for similar instruments.  FNCB obtained valuations for these securities from a third-party service provider that prepared the valuations using a discounted cash flow approach.  Management takes measures to validate the service providers’ analysis and is actively involved in the valuation process, including reviewing and verifying the assumptions used in the valuation calculations. Results of a discounted cash flow test are significantly affected by variables such as the estimate of the probability of default, estimates of future cash flows, discount rates, prepayment rates and the creditworthiness of the underlying issuers.  FNCB considers these inputs to be unobservable Level 3 inputs because they are based on estimates about the assumptions market participants would use in pricing this type of asset and developed based on the best information available under the circumstances rather than on observable inputs. As it relates to fair value measurements, once each issuer is categorized and the forecasted default rates have been applied, the expected cash flows are modeled using the variables described above. Discount rates ranging from 3.50% to 5.00% were applied to the expected cash flows to estimate fair value. Management will continue to monitor the market for these securities to assess the market activity and the availability of observable inputs and will continue to apply these controls and procedures to the valuations received from FNCB's third-party service provider.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the financial assets and liabilities that were measured at fair value on a recurring basis at March 31, 2021, and  December 31, 2020, and the fair value hierarchy of the respective valuation techniques utilized by FNCB to determine the fair value:

	Fair Value Measurements at March 31, 2021
			Significant	Significant
		Quoted Prices	Other	Other
		in Active Markets	Observable	Unobservable
		for Identical Assets	Inputs	Inputs
(in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Available-for-sale debt securities:
U.S. Treasury securities	$1,916	$-	$1,916	$-
Obligations of state and political subdivisions	205,628	-	205,628	-
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	106,430	-	106,430	-
Collateralized mortgage obligations - commercial	3,803	-	3,803	-
Mortgage-backed securities	16,367	-	16,367	-
Private collateralized mortgage obligations	37,512	-	37,512	-
Corporate debt securities	26,272	-	11,938	14,334
Asset-backed securities	9,468	-	9,468	-
Subtotal available-for-sale debt securities	407,396	-	393,062	14,334
Equity securities, at fair value	4,267	4,267	-	-
Derivative assets	262	-	262	-
Total	$411,925	$4,267	$393,324	$14,334

Financial liabilities:
Derivative liabilities	$175	$-	$175	$-
Total	$175	$-	$175	$-

	Fair Value Measurements at December 31, 2020
			Significant	Significant
		Quoted Prices	Other	Other
		in Active Markets	Observable	Unobservable
		for Identical Assets	Inputs	Inputs
(in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Available-for-sale debt securities:
Obligations of state and political subdivisions	$205,828	$-	$205,828	$-
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	56,972	-	56,972	-
Collateralized mortgage obligations - commercial	3,904	-	3,904	-
Mortgage-backed securities	13,026	-	13,026	-
Private collateralized mortgage obligations	38,199	-	38,199	-
Corporate debt securities	24,580	-	8,156	16,424
Asset-backed securities	7,526	-	7,526	-
Subtotal available-for-sale debt securities	350,035	-	333,612	16,424
Equity securities, at fair value	3,026	3,026	-	-
Derivative assets	23	-	23
Total	$353,084	$3,026	$333,635	$16,424

Financial liabilities:
Derivative liabilities	$143	$-	$143	$-
Total	$143	$-	$143	$-

During the three months ended March 31, 2021, four corporate debt securities were transferred from the Level 3 hierarchy to Level 2. Previously, the market for theses securities was not active and management obtained fair values from an independent third party that utilized a discounted cash flow model. During the three months ended March 31, 2021, the market for these securities became active and at March 31, 2021, management was able to obtain their fair values from the independent pricing service used to price the remainder of the portfolio. There were no transfers between levels within the fair value hierarchy during the three months ended March 31, 2020.

The following table presents a reconciliation and statement of operations classifications of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3), which consisted entirely of corporate debt securities, for the three months ended March 31, 2021 and 2020.

Fair Value Measurements
Using Significant Unobservable Inputs (Level 3)
	Corporate Debt Securities
	For the Three Months Ended March 31,
(in thousands)	2021	2020
Balance at January 1,	$16,424	$5,150
Additions	1,750	3,000
Redemptions	-	-
Transfer to Level 2	(3,947)	-
Sales	-	-
Total gains or losses (realized/unrealized):
Included in earnings	-	-
Included in other comprehensive income	107	(470)
Balance at March 31,	$14,334	$7,680

Assets Measured at Fair Value on a Non-Recurring Basis

The following tables present assets and liabilities measured at fair value on a non-recurring basis at March 31, 2021 and  December 31, 2020, and additional quantitative information about the valuation techniques and inputs utilized by FNCB to determine fair value. All assets were measured using Level 3 inputs.

	March 31, 2021
	Fair Value Measurement			Quantitative Information
	Recorded	Valuation	Fair	Valuation	Unobservable	Value/
(in thousands)	Investment	Allowance	Value	Technique	Inputs	Range
Impaired loans - collateral dependent	$4,664	$444	$4,220	Appraisal of collateral	Selling cost	10.0%
Impaired loans - other	6,390	29	6,361	Discounted cash flows	Discount rate	3.00% - 8.75%
Other real estate owned	58	-	58	Appraisal of collateral	Selling cost	10.0%

	December 31, 2020
	Fair Value Measurement			Quantitative Information
	Recorded	Valuation	Fair	Valuation	Unobservable	Value/
(in thousands)	Investment	Allowance	Value	Technique	Inputs	Range
Impaired loans - collateral dependent	$4,244	$218	$4,026	Appraisal of collateral	Selling cost	10.0%
Impaired loans - other	7,491	198	7,293	Discounted cash flows	Discount rate	3.00% - 8.75%
Other real estate owned	58	-	58	Appraisal of collateral	Selling cost	10.0%

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

The following table summarizes the estimated fair values of FNCB’s financial instruments using an exit price notion at March 31, 2021 and at December 31, 2020.  FNCB discloses fair value information about financial instruments, whether or not recognized in the statements of financial condition, for which it is practicable to estimate that value. The fair value of financial instruments that are not measured at fair value in the financial statements were based on the exit price notion. The following estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, management judgment is required to interpret data and develop fair value estimates. Accordingly, the estimates below are not necessarily indicative of the amounts FNCB could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	Fair Value	March 31, 2021		December 31, 2020
(in thousands)	Measurement	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Cash and short term investments	Level 1	$98,554	$98,554	$155,811	$155,811
Available-for-sale debt securities	See previous table	407,396	407,396	350,035	350,035
Equity securities	Level 1	4,267	4,267	3,026	3,026
Restricted stock	Level 2	1,149	1,149	1,745	1,745
Loans held for sale	Level 2	267	267	2,107	2,107
Loans, net	Level 3	919,867	924,256	889,152	891,880
Accrued interest receivable	Level 2	4,567	4,567	4,286	4,286
Equity securities without readily determinable fair values	Level 3	500	500	500	500
Servicing rights	Level 3	331	615	324	479
Derivative assets	Level 2	262	262	23	23

Financial liabilities
Deposits	Level 2	1,322,828	1,323,560	1,287,448	1,288,567
Borrowed funds	Level 2	10,310	10,310	10,310	10,310
Accrued interest payable	Level 2	99	99	108	108
Derivative liabilities	Level 2	175	175	135	143

Note 11. Earnings per Share

For FNCB, the numerator of both the basic and diluted earnings per share of common stock is net income available to common shareholders. The weighted-average number of common shares outstanding used in the denominator for basic earnings per common share is increased to determine the denominator used for diluted earnings per common share by the effect of potentially dilutive common share equivalents utilizing the treasury stock method. For the three months ended March 31, 2021 and 2020, common share equivalents consisted entirely of incremental shares of unvested restricted stock.

The following table presents the calculation of both basic and diluted earnings per share of common stock for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(in thousands, except share data)	2021	2020
Net income	$5,833	$2,063

Basic weighted-average number of common shares outstanding	20,242,262	20,172,498
Plus: Common share equivalents	11,344	4,067
Diluted weighted-average number of common shares outstanding	20,253,606	20,176,565

Income per common share:
Basic	$0.29	$0.10
Diluted	$0.29	$0.10

Note 12. Other Comprehensive Income

The following table summarizes the reclassifications out of accumulated other comprehensive income for the three months ended March 31, 2021 and 2020, comprised entirely of unrealized gains and losses on available-for-sale debt securities:

	For the Three Months Ended March 31, 2021
(in thousands)	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Income
Available-for-sale debt securities:
Reclassification adjustment for net gains reclassified into net income	$(213)	Net gain on the sale of available-for-sale debt securities
Taxes	45	Income taxes
Net of tax amount	$(168)

	For the Three Months Ended March 31, 2020
(in thousands)	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Income
Available-for-sale debt securities:
Reclassification adjustment for net gains reclassified into net income	$(149)	Net gain on the sale of available-for-sale debt securities
Taxes	32	Income taxes
Net of tax amount	$(117)

The following table summarizes the changes in accumulated other comprehensive income, net of tax for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(in thousands)	2021	2020
Balance, beginning of period	$13,886	$3,056
Other comprehensive (loss) income before reclassifications	(5,419)	3,412
Amount reclassified from accumulated other comprehensive income	(168)	(117)
Net other comprehensive (loss) income during the period	(5,587)	3,295
Balance, end of period	$8,299	$6,351

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

This Quarterly Report on Form 10-Q should be read in conjunction with the more detailed and comprehensive disclosures included in the Annual Report on Form 10-K for the year ended December 31, 2020 for FNCB Bancorp, Inc. In addition, please read this section in conjunction with the consolidated financial statements and notes to consolidated financial statements contained elsewhere herein.

FNCB Bancorp, Inc. and its subsidiaries ("FNCB") are in the business of providing customary retail and commercial banking services to individuals, businesses and local governments and municipalities through its wholly-owned subsidiary, FNCB Bank, at its 17 full-service branch offices within its primary market area, Northeastern Pennsylvania.

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

These forward-looking statements include statements with respect to FNCB’s beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, that are subject to significant risks and uncertainties, and are subject to change based on various factors (some of which are beyond our control). The words “may,” “could,” “should,” “will,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “project,” “future” and similar expressions are intended to identify forward-looking statements. The following factors, among others, could cause FNCB’s financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the effect of the novel Coronavirus Disease 2019 ("COVID-19") pandemic on FNCB and its customers, the Commonwealth of Pennsylvania and the United States, related to the economy and overall financial stability; government and regulatory responses to the COVID-19 pandemic; government intervention in the U.S. financial system including the effects of recent legislative, tax, accounting and regulatory actions and reforms, including, but not limited to, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and the Tax Cuts and Jobs Act; political instability; the ability of FNCB to manage credit risk; weakness in the economic environment, in general, and within FNCB’s market area; the deterioration of one or a few of the commercial real estate loans with relatively large balances contained in FNCB’s loan portfolio; greater risk of loan defaults and losses from concentration of loans held by FNCB, including those to insiders and related parties; if FNCB’s portfolio of loans to small and mid-sized community-based businesses increases its credit risk; if FNCB’s ALLL is not sufficient to absorb actual losses or if increases to the ALLL were required; FNCB is subject to interest-rate risk and any changes in interest rates could negatively impact net interest income or the fair value of FNCB's financial assets; if management concludes that the decline in value of any of FNCB’s investment securities is other-than-temporary could result in FNCB recording an impairment loss; if FNCB’s risk management framework is ineffective in mitigating risks or losses to FNCB; if FNCB is unable to successfully compete with others for business; a loss of depositor confidence resulting from changes in either FNCB’s financial condition or in the general banking industry; if FNCB is unable to retain or grow its core deposit base; inability or insufficient dividends from its subsidiary, FNCB Bank; if FNCB loses access to wholesale funding sources; interruptions or security breaches of FNCB’s information systems; any systems failures or interruptions in information technology and telecommunications systems of third parties on which FNCB depends; security breaches; if FNCB’s information technology is unable to keep pace with growth or industry developments or if technological developments result in higher costs or less advantageous pricing; the loss of management and other key personnel; dependence on the use of data and modeling in both its management’s decision-making generally and in meeting regulatory expectations in particular; additional risk arising from new lines of business, products, product enhancements or services offered by FNCB; inaccuracy of appraisals and other valuation techniques FNCB uses in evaluating and monitoring loans secured by real property and other real estate owned; unsoundness of other financial institutions; damage to FNCB’s reputation; defending litigation and other actions; dependence on the accuracy and completeness of information about customers and counterparties; risks arising from future expansion or acquisition activity; environmental risks and associated costs on its foreclosed real estate assets; any remediation ordered, or adverse actions taken, by federal and state regulators, including requiring FNCB  to act as a source of financial and managerial strength for the FNCB Bank in times of stress;  costs arising from extensive government regulation, supervision and possible regulatory enforcement actions; new or changed legislation or regulation and regulatory initiatives; noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations; failure to comply with numerous "fair and responsible banking" laws; any violation of laws regarding privacy, information security and protection of personal information or another incident involving personal, confidential or proprietary information of individuals; any rulemaking changes implemented by the Consumer Financial Protection Bureau; non-compliance with the Paycheck Protection rules and regulations; inability to attract and retain its highest performing employees due to potential limitations on incentive compensation contained in proposed federal agency rulemaking; any future increases in FNCB Bank’s FDIC deposit insurance premiums and assessments; and the success of FNCB at managing the risks involved in the foregoing and other risks and uncertainties, including those detailed in FNCB’s filings with the SEC.

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

Readers should carefully review the risk factors described in the documents that FNCB periodically files with the SEC, including its Annual Report  on Form 10-K for the year ended December 31, 2020.

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

See Note 4, “Loans/Subsequent Event” of the notes to consolidated financial statements included in Item 1 hereof for additional information about the ALLL.

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

On a quarterly basis, management evaluates individual investment securities in an unrealized loss position for other than temporary impairment (“OTTI”). The evaluation for OTTI requires the use of various assumptions, including but not limited to, the length of time an investment’s fair value is less than book value, the severity of the investment’s decline, any credit deterioration of the issuer, whether management intends to sell the security, and whether it is more-likely-than-not that FNCB will be required to sell the security prior to recovery of its amortized cost basis. Debt investment securities deemed to have OTTI are written down by the impairment related to the estimated credit loss, and the non-credit related impairment loss is recognized in other comprehensive income. FNCB did not recognize any OTTI charges on investment securities for the three months ended March 31, 2021 and 2020 within the consolidated statements of income.

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

In connection with determining the income tax provision or benefit, management considers maintaining liabilities for uncertain tax positions and tax strategies that it believes contain an element of uncertainty. Periodically, management evaluates each of FNCB’s tax positions and strategies to determine whether a liability for uncertain tax benefits is required. As of March 31, 2021 and December 31, 2020, management determined that FNCB did not have any uncertain tax positions or tax strategies and that no liability was required to be recorded.

Refer to Note 5, “Income Taxes,” of the notes to consolidated financial statements included in Item 1 hereof for additional information about income taxes.

New Authoritative Accounting Guidance and Accounting Guidance to be Adopted in Future Periods

Refer to Note 2, “New Authoritative Accounting Guidance,” of the notes to consolidated financial statements included in Item 1 hereof for information about new authoritative accounting guidance adopted by FNCB during the three months ended March 31, 2021, as well as new accounting guidance issued, but not previously reported, that will be adopted by FNCB in future periods.

Impact of the COVID-19 pandemic

During the first quarter of 2021, effects from the COVID-19 pandemic continue to impact national, regional and local economies. However, as restrictions are slowly lifted, the Unites States economy has begun to recover and with the availability and distribution of vaccines, continued improvement in economic activity is anticipated for the remainder of 2021. In early April 2021, the Governor of Pennsylvania reduced some of the restrictions on certain businesses, primarily restaurants and hospitality-related businesses. However, working remotely is strongly encouraged and businesses with in-person operations are subject to CDC and Commonwealth of Pennsylvania guidance.

FNCB branches are open, and while fully operational, are still operating under the pandemic preparedness plan. FNCB continues to follow CDC and Commonwealth guidance and take additional precautions to ensure the safety of its customers and its employees. Additionally, FNCB has worked with local health care providers to secure and offer vaccinations to all eligible employees.

While positive developments have occurred, management is keenly aware that FNCB’s business and consumer customers may continue to experience varying degrees of financial distress. Uncertainty regarding the pandemic still exists. Should the number of cases rise, or new COVID-19 variant infections increase, additional economic restrictions could be mandated again. Commercial activity has improved, but has not returned pre-pandemic levels, which may impede loan growth and could result in a deterioration in asset quality. Additionally, FNCB's commercial customer base includes businesses in industries such as hotel/lodging, restaurants, hospitality, and retail and commercial real estate, all of which have been significantly and adversely impacted by the COVID-19 pandemic. Management continues to closely monitor customers within these industries as the economic recovery unfolds.

On December 27, 2020, another COVID-19 relief bill was signed into law that extended and modified several provisions of the PPP.  This included an additional allocation of $284 billion in funding. The SBA reactivated the PPP on January 11, 2021, and on January 19, 2021, FNCB began originating additional PPP loans through the PPP. The SBA will continue to accept new applications through May 31, 2021.  In the three months ended March 31, 2021, FNCB had generated and received SBA approval and funding for 540 PPP loans totaling $59.0 million and received $2.8 million in related deferred loan origination fees associated with this funding.  During the three months ended March 31, 2021, FNCB received forgiveness for PPP loans totaling $30.2 million originated in 2020 under the first round of funding, with $1.3 million in PPP loan origination fees, net of loan origination costs, recognized into interest income upon forgiveness. PPP loans outstanding at March 31, 2021 were $107.4 million. FNCB expects to apply and receive forgiveness for the majority of these loans by the end of 2021.

Management expects the COVID-19 pandemic, as well as certain provisions of legislative and regulatory relief efforts, to continue to impact FNCB's operations. The full impact is unknown, continues to evolve and will be contingent upon the speed and extent of recovery. At this time, management cannot determine or estimate the full magnitude of the impact and cannot provide any assurances as to how the crisis may ultimately affect FNCB's results of operations or financial position. The FNCB team will continue to work diligently to address any issues related to the COVID-19 pandemic in a safe and sound manner as they arise. Management believes that FNCB's balance sheet and capital position are strong and will allow FNCB to withstand the challenges that may be presented.

Executive Summary

The following overview should be read in conjunction with this MD&A in its entirety.

FNCB recorded consolidated net income of $5.8 million, or $0.29 per basic and diluted common share, for the three months ended March 31, 2021, an increase of $3.7 million, or 182.7%, compared to $2.1 million, or $0.10 per basic and diluted common share, for the three months ended March 31, 2020. The increase in first quarter 2021 earnings over the same quarter of 2020 was primarily due to a $2.2 million, or 24.2% increase in net interest income, which reflected lower funding costs, higher volumes of earning assets and the recognition of $1.3 million in net loan origination fees on forgiven PPP loans, partially offset by reductions in earning asset yields. Also favorably impacting net income in the first quarter of 2021, were an increase in non-interest income, coupled with a reduction in the provision for loan and lease losses. Partially offsetting these positive factors comparing the year-to-date periods was an increase in income tax expense, due to higher levels of pre-tax net income in 2021.

For the three months ended March 31, 2021 and 2020, the annualized return on average assets and return on average equity was 1.61% and 15.27%, respectively, and 0.69% and 6.06%, respectively, for the same period of 2020. FNCB declared and paid dividends to holders of common stock of $0.060 per share for the three months ended March 31, 2021, a 9.1% increase compared to $0.055 per share for the same quarter of 2020.

Total assets increased $34.4 million, or 2.3%, to $1.500 billion at March 31, 2021 from $1.466 billion at December 31, 2020. The change in total assets primarily reflected increases in net loans and available-for-sale debt securities, which were partially offset by a decrease in cash and cash equivalents. Net loans increased $30.7 million, or 3.5%, to $919.9 million at March 31, 2021 from $889.2 million at December 31, 2020.  Also contributing to the balance sheet expansion was a $57.4 million, or 16.4%, increase in available-for-sale debt securities to $407.4 million at March 31, 2021 from $350.0 million at December 31, 2020. Cash and cash equivalents decreased $57.3 million, or 36.7%, to $98.5 million at March 31, 2021 from $155.8 million at December 31, 2020. Total deposits increased $35.4 million, or 2.7%, to $1.323 billion at March 31, 2021 from $1.287 billion at December 31, 2020. Total borrowed funds remained constant at $10.3 million at March 31, 2021 and December 31, 2020.

Total shareholders’ equity decreased $930 thousand, or 0.6%, to $154.9 million at March 31, 2021 from $155.9 million at December 31, 2020.  Contributing to the decrease in capital was a $5.6 million decrease in accumulated other comprehensive income related primarily to the depreciation in the fair value of FNCB's available-for-sale debt securities, net of deferred taxes. Also contributing to the decrease in capital were dividends declared and paid of $1.2 million for the three months ended March 31, 2021.  These reductions to capital were partially offset by net income for the three months ended March 31, 2021 of $5.8 million.  FNCB Bank's total risk-based capital and Tier 1 leverage ratios improved to 16.26% and 9.88% at March 31, 2021, respectively, compared to 15.79% and 9.57% at December 31, 2020, respectively.

Summary of Performance

Net Interest Income

Net interest income, defined as the difference between (i) interest income, interest and fees on interest-earning assets, and (ii) interest expense, interest paid on deposits and borrowed funds, is the primary source of earnings for commercial banks. As such, it is the primary determinant of profitability for FNCB. Net interest income is impacted by variations in the volume, rate and composition of earnings assets and interest-bearing liabilities, changes in general market rates and the level of non-performing assets. Interest income is presented on a fully tax-equivalent basis using the corporate statutory tax rate of 21.0% in 2021 and 2020.

In response to the significant disruption and uncertainty in the economic environment brought on by COVID-19, the Federal Open Market Committee ("FOMC") lowered the federal funds target rate 150 basis points in two emergency actions in March 2020. As a result, the target range for federal funds fell from 1.50%-1.75% at December 31, 2020 to 0.00%-0.25% at March 31, 2020 and has remained at that level through March 31, 2021. The FOMC actions, along with decreases in general market interest rates, has resulted in decreases in both the tax-equivalent yield on earning-assets and the rate paid on interest-bearing liabilities comparing the three months ended March 31, 2021 and 2020. Additionally, net interest income, earning-asset yields and the net interest margin were impacted by the origination, funding and forgiveness of PPP loans.

Net interest income on a tax-equivalent basis increased $2.3 million, or 24.9%, to $11.6 million for the three months ended March 31, 2021 from $9.3 million for the comparable period of 2020. The improvement in tax-equivalent net interest income for the first quarter of 2021 primarily reflected an increase in tax-equivalent interest income of $1.2 million or 10.6%, to $12.5 million from $11.3 million for the same quarter of 2020, coupled with a decrease in interest expense of $1.1 million, or 57.0%, to $846 thousand from $2.0 million comparing the first quarters of 2021 and 2020. The tax-equivalent net interest margin, a key measurement used in the banking industry to measure income from earning assets relative to the cost to fund those assets, is calculated by dividing tax-equivalent net interest income by average interest-earning assets.  FNCB’s tax-equivalent net interest margin improved 24 basis points to 3.59% for the first quarter of 2021 from 3.35% for the same quarter of 2020. The margin improvement was primarily impacted by activity related to PPP loans, coupled with a decrease of 55 basis points in the cost of funds. Additionally, rate spread, the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities shown on a fully tax-equivalent basis, improved 34 basis points to 3.51% for the three months ended March 31, 2021 from 3.17% for the same period of 2020.

Comparing the three months ended March 31, 2021 tax-equivalent interest income increased $1.2 million, to $12.5 million compared to $11.3 million for the same quarter in 2020. This included an increase of $945 thousand in interest income due to a $87.0 million, or 10.4%, increase in average total loan balances. Partially offsetting the volume increase was a 14-basis point reduction in the tax-equivalent yield on average loan balances that reduced tax-equivalent interest income by $315 thousand. Included in tax-equivalent interest income on loans for the three months ended March 31, 2021 was $1.5 million earned on PPP loans, including the recognition of $1.2 million in net deferred loan origination fees. PPP loans, net of deferred origination fees, averaged $94.8 million for the first quarter of 2021. There was no activity related to PPP loans in the first quarter of 2020. In addition, total average securities increased $90.6 million, or 33.4%, to $362.0 million from $271.4 million in the same quarter of 2020, contributing $891 thousand to tax-equivalent interest income, which was slightly offset by the $307 thousand decline in tax-equivalent interest income due to the 10 basis-point reduction in the tax-equivalent yield on the securities portfolio.

The 57.0% decrease in interest expense was primarily due to a 55-basis point reduction in the cost of funds to 0.34% for the three months ended March 31, 2021 from 0.89% for the same three months of 2020. Specifically, the average rate paid for interest-bearing deposits decreased 49 basis points to 0.32% for the first quarter of 2021 from 0.81% for the same period of 2020, resulting in a decrease to interest expense of $1.2 million. The average rates paid for interest-bearing demand and time deposits, which reflected the reduction in market interest rates, decreased 48 basis points and 58 basis points, respectively, comparing the three months ended March 31, 2021 and 2020. The decrease in interest expense due to changes in deposit rates was coupled with a $51.5 million, or 83.3% decrease in average borrowed funds comparing the three months ended March 31, 2021 to the same period of 2020, which resulted in a $241 thousand decrease in interest expense. FNCB experienced strong deposit growth due to additional fiscal stimulus in the first quarter of 2021. Changing customer deposit preferences due to the reduction in economic activity and uncertainty related to the COVID-19 pandemic also contributed to the deposit growth, as well as factoring into deposit migration from time deposits into non-maturity deposits. Specifically, average interest-bearing deposits increased $177.9 million, or 21.7%, to $999.1 million from $821.2 million comparing the first quarters of 2021 and 2020, respectively. Average interest-bearing demand deposits increased $167.0 million, or 31.6%, to $695.8 million for the first quarter of 2021 compared to $528.8 million for the same quarter of 2020, while average savings deposits increased $20.4 million, or 21.7%, to $114.3 million from $94.0 million comparing the first quarters of 2021 and 2020, respectively. Conversely, average time deposits decreased $9.5 million to $188.9 million for the three months ended March 31, 2021 from $198.4 million for the same three months of 2020. The strong growth in deposit volumes resulted in a combined net increase to interest expense of $330 thousand. FNCB used the excess liquidity from deposit growth to reduce its reliance on and repay higher-costing borrowed funds. As a result, average borrowed funds decreased $51.5 million, or 83.3%, to $10.3 million from $61.8 million comparing the first quarters of 2021 and 2020, which resulted in a decrease to interest expense of $241 thousand.

Net interest income depends upon the relative amount of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them. The following tables present certain information about FNCB’s consolidated statements of financial condition and consolidated statements of income for the three-month period ended March 31, 2021 and 2020, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are calculated by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include amortization of fees which are considered adjustments to yields.

	Three Months Ended
	March 31, 2021			March 31, 2020
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Assets
Earning assets (2)(3)
Loans-taxable (4)	$873,544	$9,401	4.30%	$780,855	$8,693	4.45%
Loans-tax free (4)	46,897	487	4.15%	52,615	565	4.30%
Total loans (1)(2)	920,441	9,888	4.30%	833,470	9,258	4.44%
Securities-taxable	286,128	1,968	2.75%	236,697	1,927	2.92%
Securities-tax free	75,876	615	3.24%	7,698	72	3.74%
Total securities (1)(5)	362,004	2,583	2.85%	271,395	1,999	2.95%
Interest-bearing deposits in other banks and federal funds sold (8)	13,490	3	0.09%	7,230	21	1.16%
Total earning assets (8)	1,295,935	12,474	3.85%	1,112,095	11,278	4.06%
Non-earning assets (8)	187,490			100,520
Allowance for loan and lease losses	(12,189)			(8,967)
Total assets	$1,471,236			$1,203,648

Liabilities and Shareholders' Equity
Interest-bearing liabilities
Interest-bearing demand deposits	$695,794	380	0.22%	$528,802	930	0.70%
Savings deposits	114,349	20	0.07%	93,989	28	0.12%
Time deposits	188,942	398	0.84%	198,425	702	1.42%
Total interest-bearing deposits	999,085	798	0.32%	821,216	1,660	0.81%
Borrowed funds and other interest-bearing liabilities	10,310	48	1.86%	61,843	307	1.99%
Total interest-bearing liabilities	1,009,395	846	0.34%	883,059	1,967	0.89%
Demand deposits	294,525			172,132
Other liabilities	12,413			11,636
Shareholders' equity	154,903			136,821
Total liabilities and shareholder's equity	$1,471,236			$1,203,648

Net interest income/interest rate spread (6) (8)		11,628	3.51%		9,311	3.17%
Tax equivalent adjustment		(231)			(134)
Net interest income as reported		$11,397			$9,177

Net interest margin (7) (8)			3.59%			3.35%

(1)	Interest income is presented on a tax equivalent basis using a 21% rate.
(2)	Loans are stated net of unearned income.
(3)	Non-accrual loans are included in loans within earning assets.
(4)	Loan fees included in interest income are not significant.
(5)	The yields for securities that are classified as available for sale is based on the average historical amortized cost.
(6)	Interest rate spread represents the difference between the average yield on interest earning assets and the cost of interest-bearing liabilities and is presented on a tax equivalent basis.
(7)	Net interest income as a percentage of total average interest earning assets.
(8)	Reflects revisions to average balances for the three months ended March 31, 2020 to reclassify certain average deposits in other banks from non-interest deposits in other banks to non-earning assets in the amount of $1,166.

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

	Three Months Ended March 31,
	2021 vs. 2020
	Increase (Decrease)
	Due to	Due to	Total
(in thousands)	Volume	Rate	Change
Interest income:
Loans - taxable	$1,005	$(297)	$708
Loans - tax free	(60)	(18)	(78)
Total loans	945	(315)	630
Securities - taxable	170	(129)	41
Securities - tax free	721	(178)	543
Total securities	891	(307)	584
Interest-bearing deposits in other banks and federal funds sold	10	(28)	(18)
Total interest income	1,846	(650)	1,196

Interest expense:
Interest-bearing demand deposits	357	(907)	(550)
Savings deposits	5	(13)	(8)
Time deposits	(32)	(272)	(304)
Total interest-bearing deposits	330	(1,192)	(862)
Borrowed funds and other interest-bearing liabilities	(241)	(18)	(259)
Total interest expense	89	(1,210)	(1,121)
Net interest income	$1,757	$560	$2,317

Provision for Loan and Lease Losses

The provision for loan and lease losses is an expense charged against net interest income to provide for probable losses attributable to uncollectible loans and is based on management’s analysis of the adequacy of the ALLL. A release of reserves, resulting in a credit for loan and lease losses, reflects the reversal of amounts previously charged to the ALLL. Management closely monitors the loan portfolio and the adequacy of the ALLL by considering the underlying financial performance of the borrower, collateral values and associated credit risks. Future material adjustments may be necessary to the provision for loan and lease losses and the ALLL if economic conditions or loan performance differ substantially from the assumptions management considered in its evaluation of the ALLL. In 2020, management tried to address any potential adverse impact the COVID-19 pandemic had on economic conditions in its application of FNCB's methodology on the allowance for loan and lease losses by adjusting the qualitative factor associated with changes in national, local and business economic conditions and developments, which resulted in higher credit provisioning in 2020. Management made no adjustment to the qualitative factor associated with changes in national, local and business economic conditions and developments, as the economy appears to have begun to recover from the impacts of the COVID-19 pandemic in 2021.

FNCB recorded a provision for loan and lease losses of $186 thousand for the three-month period ended March 31, 2021 compared to $1.2 million for the three months ended March 31, 2020. The reduction in the provision for loan and lease losses was attributable to a reduction in loan volumes, excluding PPP loans.

Non-interest Income

Non-interest income increased $1.1 million or 63.8%, to $2.8 million for the three months ended March 31, 2021 from $1.7 million for the same three months of 2020. The increase resulted primarily from a gain of $422 thousand from a bank-owned life insurance death benefit claim that was recognized in the first quarter of 2021, coupled with increases in net gains on equity securities, and net gains on the sale of mortgage loans held for sale. Net gains on equity securities increased $350 thousand to $364 thousand for the first quarter of 2021 compared to $14 thousand for the same quarter of 2020. Net gains on the sale of mortgage loans were $224 thousand for the three months ended March 31, 2021, a $128 thousand, or 133.3%, increase compared to $96 thousand in net gains realized for the same three-month period of 2020.  Additionally FNCB experienced increases in net gains on available-for-sale debt securities, loan related fees and deposit service charges. Net gains on the sale of available-for-sale securities totaled $213 thousand for the first quarter of 2021, an increase of $64 thousand, or 43.0%, compared to $149 thousand for the same quarter of 2020. Additionally, loan-related fees increased $77 thousand, or 137.5%, to $133 thousand for the three months ended March 31, 2021, compared to $56 thousand for the same period of 2020, while an increase in debit card usage contributed to the $49 thousand, or 5.9%, increase in deposit service charges to $874 thousand from $825 thousand comparing the three months ended March 31, 2021 and 2020, respectively.

Non-interest Expense

Non-interest expense was relatively constant at $7.2 million, decreasing by $34 thousand, or 0.5%, comparing the three months ended March 31, 2021 and 2020. The decrease primarily reflected reductions in salaries and benefits, advertising expenses and other operating expenses. Salaries and benefits decreased $193 thousand, or 4.9% to $3.7 million for the three months ended March 31, 2021, from $3.9 million for the same period in 2020, due primarily to the deferral of payroll-related loan origination costs associated with PPP loans. Advertising expenses decreased $90 thousand, or 43.5%, to $117 thousand for the first quarter of 2021 from $207 thousand for the same quarter of 2020, as FNCB reduced its advertising during the pandemic. Other operating expenses decreased $97 thousand, or 11.1%, to $775 thousand from $872 thousand comparing the three months ended March 31, 2021 and 2020. This decrease reflected reductions in OREO-related expenses, coupled with reductions in office expense, auto expense and travel and entertainment expense due to travel restrictions and a large percentage of staff working remotely. These expense reductions were offset by increases in regulatory assessments of $129 thousand, or 218.6%, data processing of $94 thousand, or 13.0%, professional fees of $71 thousand, or 37.8%, and occupancy expense of $55 thousand, or 9.9%, comparing the three months ended March 31, 2021 and 2020.  Regulatory assessments for the first quarter of 2020 were reduced by the remainder of the FDIC's small bank assessment credit. There were no such assessment credits in 2021. The increase in data processing expense reflected added costs associated with employees working remotely, coupled with additions to FNCB's digital banking services, while the increase in professional fees was primarily due to additional costs associated with FNCB's annual audit. The increase in FNCB's occupancy expense was largely due to higher snow removal costs.

Provision for Income Taxes

FNCB recorded income tax expense of $1.0 million for the three months ended March 31, 2021, an increase of $529 thousand, or 117.0%, compared to income tax expense of $0.5 million for the same period of 2020. The increase in income tax expense primarily reflected an increase in pre-tax net income of $4.3 million, or 170.9%, when comparing the three months ended March 31, 2021 and 2020. Despite the increase in income tax expense, FNCB's effective tax rate decreased to 14.40% for the first quarter of 2021 compared to 17.97% for the same quarter of 2020, which was primarily caused by higher levels of tax-exempt income.

FINANCIAL CONDITION

Assets

Total assets increased $34.4 million, or 2.3%, to $1.500 billion at March 31, 2021 from $1.466 billion at December 31, 2020. The change in total assets primarily reflected increases in net loans and available-for-sale debt securities, which were partially offset by a decrease in cash and cash equivalents. Net loans increased $30.7 million, or 3.5%, to $919.9 million at March 31, 2021 from $889.2 million at December 31, 2020, primarily due to the origination and funding of a second round of PPP loans, partially offset by first-round PPP loan forgiveness. Available-for-sale debt securities increased $57.4 million, or 16.4%, to $407.4 million at March 31, 2021 from $350.0 million at December 31, 2020 , which primarily reflected the deployment of excess liquidity into the investment portfolio. Conversely, cash and cash equivalents decreased $57.3 million, or 36.7%, to $98.5 million at March 31, 2021 from $155.8 million at December 31, 2020. Total deposits increased $35.4 million, or 2.7%, to $1.323 billion at March 31, 2021 from $1.287 billion at December 31, 2020.  Specifically, non-interest bearing deposits increased $48.0 million, or 17.7%, due primarily to second round PPP loan funding and additional fiscal stimulus payments. Partially offsetting the increase in non-interest bearing deposits was a $12.7 million, or 1.2%, reduction in interest-bearing deposits reflecting the continued runoff and migration of certificates of deposit. Borrowed funds remained constant at $10.3 million at March 31, 2021 and December 31, 2020, comprised entirely of $10.3 million in FNCB's junior subordinated debentures.

Cash and Cash Equivalents

Cash and cash equivalents decreased $57.3 million, or 36.7%, to $98.5 million at March 31, 2021 from $155.8 million at December 31, 2020. The decrease was primarily due to the utilization of funds to purchase available-for-sale debt securities. In addition, FNCB paid dividends of $0.06 per share for the three months ended March 31, 2021, an increase of 9.1% compared to dividends of $0.055 per share paid for the same quarter of 2020.

Securities

FNCB’s investment securities portfolio provides a source of liquidity needed to meet expected loan demand and interest income to increase profitability. Additionally, the investment securities portfolio is used to meet pledging requirements to secure public deposits and for other purposes. Debt securities are classified as either held-to-maturity or available-for-sale at the time of purchase based on management's intent. Held-to-maturity securities are carried at amortized cost, while available-for-sale securities are carried at fair value, with unrealized holding gains and losses reported as a component of shareholders’ equity in accumulated other comprehensive income (loss), net of tax. At March 31, 2021 and December 31, 2020, all debt securities were classified as available-for-sale. Equity securities with readily determinable fair values are carried at fair value, with gains and losses due to fluctuations in market value included in the consolidated statements of income. Securities with limited marketability and/or restrictions, such as FHLB of Pittsburgh stock, are carried at cost. Management monitors the investment portfolio regularly. Decisions to purchase or sell investment securities are based upon management’s current assessment of long- and short-term economic and financial conditions, including the interest rate environment and asset/liability management, liquidity and tax-planning strategies.

At March 31, 2021, FNCB's investment portfolio was comprised principally of available-for-sale debt securities including, fixed-rate, taxable and tax-exempt obligations of state and political subdivisions, and fixed-rate and floating-rate securities issued by U.S. government or U.S. government-sponsored agencies, which include mortgage-backed securities and residential and commercial collateralized mortgage obligations (“CMOs”). FNCB also holds investments, to a lesser extent, in private CMOs, corporate debt securities asset-backed securities and U.S. Treasury securities. Additionally, FNCB holds equity investments in the common and preferred stock of certain publicly- and privately-traded bank holding companies. Except for U.S. government and government-sponsored agencies, there were no securities of any individual issuer that exceeded 10.0% of shareholders’ equity at March 31, 2021.

The following table presents the carrying value of debt securities, all of which were classified as available-for-sale and carried at fair value at March 31, 2021 and December 31, 2020:

Composition of Available-for-Sale Debt Securities

	March 31,	December 31,
(in thousands)	2021	2020
Available-for-sale debt securities:
U.S. Treasury securities	$1,916	$-
Obligations of state and political subdivisions	205,628	205,828
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	106,430	56,972
Collateralized mortgage obligations - commercial	3,803	3,904
Mortgage-backed securities	16,367	13,026
Private collateralized mortgage obligations	37,512	38,199
Corporate debt securities	26,272	24,580
Asset-backed securities	9,468	7,526
Total available-for-sale debt securities	$407,396	$350,035

Activity related to available-for-sale debt securities within the investment portfolio during the first quarter of 2021 reflected an asset/liability strategy to deploy a portion of excess liquidity into the investment portfolio to enhance net interest income. As a result of the deployment, available-for-sale debt securities increased $57.4 million, or 16.4%, to $407.4 million at March 31, 2021 from $350.0 million at December 31, 2020. Specifically, during the three months ended March 31, 2021, FNCB purchased 31 available-for-sale debt securities including 15 agency CMOs, 4 tax-exempt obligations of state and political subdivisions, 4 taxable obligations of state and political subdivisions, 3 corporate debt securities, 3 private asset-backed securities, 1 private CMO and 1 U.S. Treasury security. The securities purchased had an aggregate principal balance of $73.6 million and a weighted-average yield of 1.10%. During the three months ended March 31, 2021, FNCB sold 3 taxable obligations of state and political subdivisions with an aggregate amortized cost of $2.8 million with a weighted-average yield of 2.78%. FNCB received gross proceeds of $3.0 million and realized a net gain of $213 thousand upon the sales, which is included in non-interest income.

The following table presents the maturities of available-for-sale debt securities, based on carrying value at March 31, 2021 and the weighted-average yields of such securities calculated on the basis of the amortized cost and effective yields weighted for the scheduled maturity of each security. The yields on tax-exempt obligations of state and political subdivisions are presented on a tax-equivalent basis using the federal corporate income tax rate of 21.0%. Because residential, commercial and private collateralized mortgage obligations, mortgage-backed securities and asset-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following summary.

Maturity Distribution of Available-for-Sale Debt Securities

	March 31, 2021
(dollars in thousands)	< 1 Year	>1 - 5 Years	6 - 10 Years	Over 10 Years	Collateralized Mortgage Obligations, Mortgage-Backed and Asset-Backed Securities	Total
Available-for-sale debt securities:
U.S. Treasury securities	$-	$-	$1,916	$-	$-	$1,916
Yield			1.23%			1.23%
Obligations of state and political subdivisions	4,696	66,570	18,290	116,072	-	205,628
Yield	2.42%	2.97%	2.88%	2.83%		2.87%
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	-	-	-	-	106,430	106,430
Yield					1.83%	1.83%
Collateralized mortgage obligations - commercial	-	-	-	-	3,803	3,803
Yield					1.98%	1.98%
Mortgage-backed securities	-	-	-	-	16,367	16,367
Yield					2.63%	2.63%
Private collateralized mortgage obligations	-	-	-	-	37,512	37,512
Yield					2.49%	2.49%
Corporate debt securities	-	1,005	25,267	-	-	26,272
Yield		6.50%	5.04%			5.10%
Asset-backed securities	-	-	-	-	9,468	9,468
Yield					1.47%	1.47%
Total available-for-sale debt securities	$4,696	$67,575	$45,473	$116,072	$173,580	$407,396
Weighted average yield	2.42%	3.02%	4.01%	2.83%	2.03%	2.65%

OTTI Evaluation

There was no OTTI recognized during the three months ended March 31, 2021 or 2020. For additional information regarding management’s evaluation of securities for OTTI, see Note 3, “Securities” of the notes to consolidated financial statements included in Item 1 hereof.

Restricted Securities

The following table presents the investment in FNCB’s restricted securities, which have limited marketability and are carried at cost, at March 31, 2021 and December 31, 2020:

	March 31,	December 31,
(in thousands)	2021	2020
Stock in Federal Home Loan Bank of Pittsburgh	$1,139	$1,735
Stock in Atlantic Community Banker's Bank	10	10
Total restricted securities, at cost	$1,149	$1,745

Management noted no indicators of impairment for the Federal Home Loan Bank of Pittsburgh or Atlantic Community Banker’s Bank stock at March 31, 2021 and December 31, 2020.

Equity Securities

Included in equity securities with readily determinable fair values at March 31, 2021 and December 31, 2020 were investments in the common or preferred stock of publicly traded bank holding companies and an investment in a mutual fund comprised of 1-4 family residential mortgage-backed securities collateralized by properties within FNCB’s market area.  The cost basis and fair value of equity securities totaled $3.4 million and $4.3 million, respectively, at March 31, 2021 and $2.5 million and $3.0 million, respectively, at December 31, 2020. During the first quarter of 2021, FNCB purchased investments in the common stock of two publicly-traded bank holding companies with an aggregate cost of $877 thousand. Equity securities with readily determinable fair values are reported at fair value with net unrealized gains and losses recognized in the consolidated statements of income. FNCB recognized net gains on equity securities included in non-interest income of $364 thousand for the three months ended March 31, 2021 and $14 thousand for the same three months of 2020.

Equity Securities without Readily Determinable Fair Values

At March 31, 2021 and December 31, 2020, equity securities without readily determinable fair values consisted of a $500 thousand investment in a fixed-rate, non-cumulative perpetual preferred stock of a privately-held bank holding company, which is included in other assets in the consolidated statement of financial condition. The preferred stock pays quarterly dividends at an annual rate of 8.25%, which commenced on March 30, 2021. The preferred stock of this bank holding company is not traded on any established market and is accounted for as an equity security without a determinable fair value. Under GAAP, an equity security without a readily determinable fair value shall be written down to its fair value if a qualitative assessment indicates that the investment is impaired, and the fair value of the investment is less than its carrying value.  As part of its qualitative assessment, management engaged an independent third party to provide a valuation of this investment as of March 31, 2021, which indicated that the investment was not impaired.  Management determined that no adjustment for impairment was required at March 31, 2021.

Loans

Total loans, gross, increased $32.3 million, or 3.6%, to $935.6 million at March 31, 2021 from $903.3 million at December 31, 2020, which was predominantly due to the origination and funding of the second round of PPP loans, net of forgiveness received on first round PPP loans that were originated in 2020. On January 19, 2021, the SBA fully re-opened the loan portal and began accepting applications for a second round of PPP loans. During the first quarter of 2021, FNCB originated and received funding for 540 PPP loans totaling $59.0 million in funding. As of March 31, 2021, PPP loans outstanding were $107.4 million, an increase of $28.8 million from $78.6 million outstanding at December 31, 2020. The SBA will cease to accept applications under the second round funding on May 31, 2021. FNCB received forgiveness on first round PPP loans of $30.2 million during the three months ended March 31, 2021 and expects to receive forgiveness for the majority of PPP loans outstanding by the end of 2021. Excluding PPP loans, FNCB experienced modest growth in commercial and residential real estate loans. The increases in these major loan categories were partially offset by a reductions in construction, land acquisition and development loans, state and political subdivision loans and consumer loans.

From a collateral standpoint, a majority of FNCB’s loan portfolio consists of loans secured by real estate. Real estate secured loans, which include commercial real estate, construction, land acquisition and development, residential real estate loans, increased $11.9 million, or 2.3%, to $541.9 million at March 31, 2021 from $530.0 million at December 31, 2020. The increase was concentrated in commercial real estate. Real estate secured loans represented 57.9% and 58.7% of gross loans at March 31, 2021 and December 31, 2020, respectively.

Commercial real estate loans increased $12.7 million, or 4.6%, to $286.6 million at March 31, 2021 from $273.9 million at December 31, 2020. Commercial real estate loans include long-term commercial mortgage financing and are primarily secured by first or second lien mortgages. Commercial and industrial loans, which consist primarily of equipment loans, working capital financing, revolving lines of credit and loans secured by cash and marketable securities and PPP loans,increased $25.8 million, or 10.8%, to $264.3 million at March 31, 2021 from $238.5 million at December 31, 2020. Construction, land acquisition and development loans decreased $3.0 million, or 4.9%, to $56.8 million at March 31, 2021 from $59.8 million at December 31, 2020.

Residential real estate loans totaled $198.5 million at March 31, 2021, an increase of $2.2 million, or 1.1%, from $196.3 million at December 31, 2020. Residential real estate loans include fixed-rate and variable-rate, amortizing mortgage loans, home equity term loans and home equity lines of credit ("HELOCs"). FNCB primarily underwrites fixed-rate residential mortgage loans for sale in the secondary market to reduce interest rate risk and provide funding for additional loans. Additionally, FNCB offers its proprietary “WOW” mortgage product, which is a non-saleable mortgage with maturity terms of 7.5 to 19.5 years that provides customers with an attractive fixed interest rate, low closing costs and a guaranteed 30-day close.

Consumer loans, which are primarily comprised of indirect automobile loans, decreased by $3.4 million, or 3.9%, to $82.5 million at March 31, 2021 from $85.9 million at December 31, 2020.  FNCB did not aggressively compete for indirect automobile loans in the first quarter of 2021. Loans to state and political subdivisions decreased $2.1 million, or 4.3%, to $46.9 million at March 31, 2021 from $49.0 million at December 31, 2020.

The following table presents loans receivable, net by major category at March 31, 2021 and December 31, 2020:

Loan Portfolio Detail

	March 31,	December 31,
(in thousands)	2021	2020
Residential real estate	$198,519	$196,328
Commercial real estate	286,575	273,903
Construction, land acquisition and development	56,857	59,785
Commercial and industrial	264,267	238,435
Consumer	82,521	85,881
State and political subdivisions	46,891	49,009
Total loans, gross	935,630	903,341
Unearned income	(116)	(110)
Net deferred loan costs	(3,571)	(2,129)
Allowance for loan and lease losses	(12,076)	(11,950)
Loans, net	$919,867	$889,152

Under industry regulations, a concentration is considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. Typically, industry guidelines require disclosure of concentrations of loans exceeding 10.0% of total loans outstanding. FNCB had no such concentrations at March 31, 2021 or December 31, 2020. In addition to industry guidelines, FNCB’s internal policy considers a concentration to exist in its loan portfolio if an aggregate loan balance outstanding to borrowers within a specific industry exceeds 25.0% of capital. However, management regularly reviews loans by all industry categories to determine if a potential concentration exists.

The following table presents industry concentrations within FNCB’s loan portfolio at March 31, 2021 and December 31, 2020:

Loan Concentrations

	March 31, 2021		December 31, 2020
(in thousands)	Amount	% of Gross Loans	Amount	% of Gross Loans
1-4 family residential investment properties	$64,938	6.94%	$58,114	6.43%
Retail space/shopping centers	46,534	4.97%	43,926	4.86%

Modifications Related to COVID-19

In late March 2020, the federal banking regulators issued guidance encouraging banks to work prudently with and provide short-term payment accommodations to borrowers affected by COVID-19.  Additionally, Section 4013 of the CARES Act addressed COVID-19 related modifications and specified that such modifications made on loans that were current as of December 31, 2019 do not need to be classified as TDRs.  These modifications provided borrowers with a short-term, typically three-month, interest-only period or full payment deferral. Management is closely monitoring all loans for which a payment deferral has been granted and will continue to follow regulatory guidance when working with the borrowers which have been impacted by COVID-19 and apply the provisions of the CARES Act in making any TDR determinations. As of March 31, 2021, there were 10 loans with an aggregate recorded investment of $5.3 million that were still under deferral.

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

The following table presents information about non-performing assets and accruing TDRs at March 31, 2021 and December 31, 2020:

Non-performing Assets and Accruing TDRs

	March 31,	December 31,
(dollars in thousands)	2021	2020
Non-accrual loans	$4,842	$5,581
Loans past due 90 days or more and still accruing	-	-
Total non-performing loans	4,842	5,581
Other real estate owned	58	58
Other non-performing assets	1,900	1,900
Total non-performing assets	$6,800	$7,539

Accruing TDRs	$6,962	$6,975
Non-performing loans as a percentage of gross loans	0.52%	0.62%

FNCB's asset quality was favorable during the first quarter of 2021. Total non-performing assets decreased $739 thousand, or 9.8%, to $6.8 million at March 31, 2021 from $7.5 million at December 31, 2020. The improvement was attributable to a decrease in non-accrual loans, which primarily reflected the payoff of one commercial loan relationship and the return of two commercial loan relationships to accrual status. FNCB’s ratio of non-performing loans to total gross loans improved to 0.52% at March 31, 2021 from 0.62% at December 31, 2020. Additionally, FNCB’s ratio of non-performing assets as a percentage of shareholders’ equity improved to 4.4% at March 31, 2021 from 4.8% at December 31, 2020, due to the reduction in non-performing assets. While asset quality metrics improved comparing March 31, 2021 and December 31, 2020, management believes fallout from the COVID-19 pandemic may still have an adverse effect on asset quality in the future. Prolonged disruption to FNCB's customers could result in increased loan delinquencies, defaults and collateral devaluations. Management actively manages problem credits through workout efforts focused on developing strategies to resolve borrower difficulties through liquidation of collateral and other appropriate means. Additionally, management continues to monitor non-accrual loans, delinquency trends and economic conditions within FNCB’s market area on an on-going basis in order to proactively address any collection-related issues and mitigate any potential losses.

Other non-performing assets at March 31, 2021 and December 31, 2020 was comprised solely of a classified account receivable secured by an evergreen letter of credit in the amount of $1.9 million, received in 2011 as part of a settlement agreement for a large construction, land acquisition and development loan for a residential development project in the Pocono region of Monroe County, Pennsylvania. The agreement provides for payment to FNCB as real estate building lots are sold. The project was stalled due to a decline in real estate values in this area following the financial crisis of 2008. In 2019, economic development in this market area began improving and the developer for this project had resumed construction activity, including the completion of substantial infrastructure, and had increased marketing and sales initiatives related to the project. To date, no single-unit lots have been sold, however, the developer completed the construction of a seven-unit building that houses timeshare units and owners began occupying the units in the fourth quarter of 2020. Management continues to monitor this project closely and is currently in negotiations with the developer to establish a repayment plan beginning in 2021. However, uncertainty and economic volatility associated with the COVID-19 pandemic are unknown and could negatively impact the timing of sales and payments.

There were no loans modified as TDRs during the three months ended March 31, 2021 and 2020.

The following table presents the changes in non-performing loans for the three months ended March 31, 2021 and 2020. Loan foreclosures represent recorded investment at time of foreclosure not including the effect of any guarantees.

Changes in Non-Performing Loans

	Three Months Ended March 31,
(in thousands)	2021	2020
Balance, beginning of period	$5,581	$9,084
Loans newly placed on non-accrual	391	719
Loans returned to performing status	(224)	(48)
Loan foreclosures	-	-
Loans charged-off	(346)	(314)
Loan payments received	(560)	(865)
Balance, end of period	$4,842	$8,576

The average balance of impaired loans was $11.3 million and $15.2 million, respectively, for the three months ended March 31, 2021 and 2020. FNCB recognized $78 thousand and $91 thousand of interest income on impaired loans for the three months ended March 31, 2021and 2020, respectively.

The additional interest income that would have been earned on non-accrual and restructured loans had the loans been performing in accordance with their original terms for the three months ended March 31, 2021 approximated $60 thousand and $111 thousand for the same quarter of 2020.

The following table presents accruing loan delinquencies and non-accrual loans as a percentage of gross loans at March 31, 2021 and December 31, 2020:

Loan Delinquencies and Non-Accrual Loans

	March 31,	December 31,
	2021	2020
Accruing:
30-59 days	0.15%	0.31%
60-89 days	0.03%	0.06%
90+ days	0.00%	0.00%
Non-accrual	0.52%	0.62%
Total delinquencies	0.70%	0.99%

Total delinquencies as a percent of gross loans were 0.70% at March 31, 2021 compared to 0.99% at December 31, 2020. The decrease in total delinquent loans was primarily due to a decrease in non-accrual loans of $739 thousand, coupled with a $0.4 million decrease in accruing loans past due 60-89 days.

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

The ALLL equaled $12.1 million, or 1.30% of total loans at March 31, 2021, compared to $11.9 million at December 31, 2020. The slight increase resulted from $186 thousand in provisions for loan and lease losses for the three months ended March 31, 2021, which was partially offset by $60 thousand in net charge-offs for the same time period. The ALLL consists of both specific and general components. The component of the ALLL that is related to impaired loans that are individually evaluated for impairment, the guidance for which is provided by ASC 310 “Impairment of a Loan” (“ASC 310”), was $473 thousand, or 3.9%, of the total ALLL at March 31, 2021, compared to $416 thousand, or 3.5%, of the total ALLL at December 31, 2020. A general allocation of $11.6 million was calculated for loans analyzed collectively under ASC 450 “Contingencies” (“ASC 450”), which represented 96.1% of the total ALLL of $12.1 million. Comparatively, at December 31, 2020, the general allocation for loans collectively analyzed for impairment amounted to $11.5 million, or 96.5%, of the total ALLL. Included in the general component of the ALLL  was an unallocated reserve of $1.1 million, at both March 31,2021 and December 31, 2020. Based on its evaluations, management may establish an unallocated component to cover any inherent losses that exist as of the evaluation date, but which may not have been identified under the methodology. The increase in the unallocated reserve was directly related to the increase in credit provisioning during the year ended December 31, 2020 due to the economic disruption caused by the COVID-19 pandemic. Based on its evaluation at March 31, 2021, management decided to maintain the unallocated component at a similar level to the level at December 31, 2020. As of March 31, 2021, FNCB has not experienced asset quality deterioration or an increase in credit losses related to the pandemic. However, management continues to monitor the loan portfolio for any potential adverse impact to FNCB's asset quality that may develop due to fallout from the pandemic. The ratio of the ALLL to total loans decreased to 1.30% of total loans, net of net deferred loan origination fees and unearned income, of $931.9 million at March 31, 2021 from 1.33% of total loans, net of net deferred loan costs and unearned income, of $901.1 million at December 31, 2020. Excluding PPP loans, the ALLL as a percentage of gross loans equaled 1.46% at March 31, 2021 and 1.45% at December 31, 2020.

The following table presents an allocation of the ALLL by major loan category and percent of loans in each category to total loans at March 31, 2021 and December 31, 2020:

Allocation of the ALLL

	March 31, 2021		December 31, 2020
		Percentage		Percentage
		of Loans		of Loans
		in Each		in Each
		Category		Category
	Allowance	to Total	Allowance	to Total
(dollars in thousands)	Amount	Loans	Amount	Loans
Residential real estate	$1,732	21.22%	$1,715	21.73%
Commercial real estate	4,521	30.63%	4,268	30.32%
Construction, land acquisition and development	516	6.08%	538	6.62%
Commercial and industrial	2,603	28.24%	2,619	26.39%
Consumer	1,219	8.82%	1,319	9.51%
State and political subdivision	387	5.01%	405	5.43%
Unallocated	1,098	0.00%	1,086	0.00%
Total	$12,076	100.00%	$11,950	100.00%

The following table presents an analysis of the ALLL by loan category for the three months ended March 31, 2021 and 2020:

Reconciliation of the ALLL

	For the Three Months Ended March 31,
(dollars in thousands)	2021	2020
Balance at beginning of period	$11,950	$8,950
Charge-offs:
Residential real estate	-	-
Commercial real estate	-	56
Construction, land acquisition and development	-	-
Commercial and industrial	19	35
Consumer	342	238
State and political subdivisions	-	-
Total charge-offs	361	329
Recoveries of charged-off loans:
Residential real estate	3	2
Commercial real estate	46	-
Construction, land acquisition and development	-	-
Commercial and industrial	25	59
Consumer	227	74
State and political subdivisions	-	-
Total recoveries	301	135
Net charge-offs	60	194
Provision for loan and lease losses	186	1,151
Balance at end of period	$12,076	$9,907

Net charge-offs as a percentage of average loans	0.01%	0.02%

Allowance for loan and lease losses as a percentage of gross loans outstanding at period end	1.30%	1.19%
Allowance for loan and lease losses as a percentage of gross loans outstanding at period end, excluding PPP Loans	1.46%	1.19%

Other Real Estate Owned

There was one piece of commercial land with a carrying value of $58 thousand held in OREO at March 31, 2021 and December 31, 2020. There were no valuation adjustments recorded to the carrying value of OREO property during the three months ended March 31, 2021 and 2020. The expenses related to maintaining OREO, not including adjustments to property values subsequent to foreclosure, and net of any income from operation of the properties, amounted to $10 thousand and $55 thousand for the three months ended March 31, 2021 and 2020, respectively.

There were no OREO properties sold during the three months ended March 31, 2021. At March 31, 2021, FNCB was in the process of negotiating a deed in lieu of foreclosure for one residential mortgage loan with a recorded investment of $133 thousand. The deed in lieu of foreclosure was finalized and the property transferred to OREO in April 2021. During the three months ended March 31, 2020, there was one residential real estate property in OREO which was sold, with a carrying value of $204 thousand. The property sold was collateral supporting an investor-owned residential mortgage loan. The agreement with the investor requires FNCB to take title to the property upon foreclosure and FNCB is responsible for the property liquidation on behalf of the investor after foreclosure.  FNCB did not realize any gain or loss upon the sale.

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

Liabilities

Total liabilities consist primarily of total deposits and borrowed funds. During the first quarter of 2021, FNCB experienced strong deposit growth, which was the main factor contributing to a $35.3 million, or 2.7%, increase in total liabilities to $1.345 billion at March 31, 2021 from $1.310 billion at December 31, 2020. Specifically, non-interest-bearing demand deposits increased $48.0 million, or 17.7%, to $319.5 million at March 31, 2021 from $271.5 million at December 31, 2020. The increase in non-interest bearing deposits was related to the origination and funding of the second round of PPP loans, coupled with additional fiscal stimulus payments received by depositors in the first quarter of 2021. Conversely, interest-bearing deposits decreased $12.7 million, or 1.2%, to $1.003 billion at March 31, 2021 from $1.016 billion at December 31, 2020, which was concentrated in interest-bearing demand deposits and time deposits. Specifically, interest-bearing demand deposits decreased $14.8 million, or 2.1%, to $698.6 million at March 31, 2021 from $713.4 million at December 31, 2020, which primarily reflected cyclical deposit trends of FNCB's municipal customers. Additionally, continued deposit migration was the primary factor contributing to an $8.2 million, or 4.3%, decrease in total time deposits to $184.7 million at March 31, 2021 from $192.9 million at December 31, 2020. Partially offsetting these decreases was a $10.3 million, or 9.4%, increase in savings deposits to $120.0 million at March 31, 2021 from $109.7 million at December 31, 2020. Comprised entirely of $10.3 million in junior subordinated debentures, total borrowed funds remained constant at $10.3 million at March 31, 2021 and December 31, 2020. Due to the strong deposit influx and favorable liquidity position, FNCB had no advances through the FHLB of Pittsburgh outstanding at March 31, 2021 and December 31, 2020.

Equity

Total shareholders’ equity decreased $930 thousand, or 0.6%, to $154.9 million at March 31, 2021 from $155.9 million at December 31, 2020.  The primary factor contributing to the reduction in capital was a $5.6 million, or 40.2%, decrease in accumulated other comprehensive income related primarily to depreciation in the fair value of FNCB's available-for-sale debt securities, net of deferred taxes. Also contributing to the decrease in capital were dividends declared and paid of $1.2 million for the three months ended March 31, 2021. These reductions were partially offset by net income for the three months ended March 31, 2021 of $5.8 million. Book value per common share was $7.65 at March 31, 2021, a decrease of $0.05, or 0.6%, compared to $7.70 at December 31, 2020.

The Bank's total regulatory capital increased $6.1 million to $155.2 million at March 31, 2021 from $149.2 million at December 31, 2020. FNCB Bank's total risk-based capital and Tier 1 leverage ratios improved to 16.26% and 9.88% at March 31, 2021, respectively, compared to 15.79% and 9.57% at December 31, 2020, respectively. The Bank's risk-based capital ratios exceeded the minimum regulatory capital ratios required for well capitalized under prompt corrective action regulations. Based on the most recent notification from its primary regulator, the Bank was considered well capitalized at March 31, 2021 and December 31, 2020. There were no conditions or events since that notification that management believes would have changed this capital designation.

Liquidity

The term liquidity refers to the ability to generate sufficient amounts of cash to meet cash flow needs. Liquidity is required to fulfill the borrowing needs of FNCB’s credit customers and the withdrawal and maturity requirements of its deposit customers, as well as to meet other financial commitments. FNCB’s liquidity position is impacted by several factors, which include, among others, loan origination volumes, loan and investment maturity structure and cash flows, deposit demand and time deposit maturity structure and retention. FNCB has liquidity and contingent funding policies in place that are designed with controls in place to provide advanced detection of potentially significant funding shortfalls, establish methods for assessing and monitoring risk levels, and institute prompt responses that may alleviate a potential liquidity crisis. Management monitors FNCB’s liquidity position and fluctuations daily, forecasts future liquidity needs, performs periodic stress tests on its liquidity levels and develops strategies to ensure adequate liquidity at all times. Additionally, management regularly monitors FNCB's wholesale funding sources taking into consideration the cost of funds, diversification between funding sources and asset/liability management strategies. FNCB utilizes brokered deposits, including one-way purchases through the IntraFi® Network, deposits acquired through a national listing service, as well as overnight and term advances through the FHLB of Pittsburgh as wholesale sources of funds to supplement its deposit gathering initiatives.

The statements of cash flows present the change in cash and cash equivalents from operating, investing and financing activities. Cash and due from banks and interest-bearing deposits in other banks, which comprise cash and cash equivalents, are FNCB’s most liquid assets. At March 31, 2021, cash and cash equivalents totaled $98.5 million, a decrease of $57.3 million compared to $155.8 million at December 31, 2020. For the three months ended March 31, 2021 net cash inflows from operating and financing activities were entirely offset by net cash used in investing activities during that same time frame. Operating activities, net of reconciling adjustments for the three months ended March 31, 2021 provided net cash of $6.0 million. Financing activities provided $34.1 million in net cash flow for the three months ended March 31, 2021, which resulted primarily from the net increase in deposits of $35.4 million. These net cash inflows were more than entirely offset by the $97.4 million in net cash used by FNCB's investing activities for the three months ended March 31, 2021, which resulted primarily from the cash used in purchases of available-for-sale debt securities and equity securities of $73.6 million and $0.9 million, respectively, coupled with $29.6 million for new loan funding, primarily PPP loans. These investing cash outflows were partially offset by cash received from sales, maturities, calls and repayments of available-for-sale debt securities totaling $8.8 million.

Management is actively monitoring FNCB's liquidity position and capital adequacy in light of the changing circumstances related to economic uncertainty brought on by the COVID-19 pandemic.  While management believes FNCB's liquidity position is favorable, they are keenly aware that changes in economic conditions related to COVID-19, or in general, could pose potential stress on liquidity should deposits begin exiting the Bank or FNCB's asset quality deteriorates. Additionally, FNCB could experience an increase in the utilization of existing lines of credit as customers manage their own liquidity needs during this time of economic uncertainty. Management believes FNCB's current liquidity position and available sources of liquidity were sufficient to meet its cash flow needs and fulfill its obligations at March 31, 2021. In addition to cash and cash equivalents of $98.5 million at March 31, 2021, FNCB had ample sources of additional liquidity including approximately $296.9 million in available borrowing capacity from the FHLB of Pittsburgh, and available borrowing capacity through the Federal Reserve Discount Window of $98.7 million under the PPPLF and $14.4 million under the borrower-in-custody program. The $98.7 million in funding availability through the PPPLF expires on June 30, 2021. FNCB also has available unsecured federal funds lines of credit totaling $47.0 million at March 31, 2021.

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

LIBOR Replacement

The Alternative Reference Rates Committee ("ARRC") has proposed that the Secured Overnight Funding Rate ("SOFR") replace USD-LIBOR. ARRC had initially proposed that the transition to SOFR from USD-LIBOR would take place by the end of 2021. At the end of 2020, the ICE Benchmark Administration ("IBA"), which complies and oversees LIBOR, commenced a consultation on its intention to extend most of the USD-LIBOR tenors to June 30, 2023, and U.S. banking regulators have expressed support for the extension. Results of the consultation, which concluded on January 25, 2021, reaffirmed the extension of the overnight, 1, 3, 6 and 12 month LIBOR tenors through June 30, 2023. FNCB has various loans, investments, borrowings and interest rate swap contracts that are indexed to USD-LIBOR, and management is actively monitoring its LIBOR exposures and evaluating the risks involved.

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

While ALCO regularly performs a wide variety of simulations under various strategic balance sheet and treasury yield curve scenarios, the following results reflect FNCB’s sensitivity over the subsequent twelve months based on the following assumptions:

●	asset and liability levels using March 31, 2021 as a starting point;
●	cash flows are based on contractual maturity and amortization schedules with applicable prepayments derived from internal historical data and external sources; and
●	cash flows are reinvested into similar instruments so as to keep interest-earning asset and interest-bearing liability levels constant.

The following table illustrates the simulated impact of parallel and instantaneous interest rate shocks of +400 basis points, +200 basis points, and -100 basis points on net interest income and the change in economic value over a one-year time horizon from the March 31, 2021 levels:

	Rates +200		Rates +400		Rates -100
	Simulation Results	Policy Limit	Simulation Results	Policy Limit	Simulation Results	Policy Limit
Earnings at risk:
Percent change in net interest income	0.8%	(12.5)%	3.7%	(20.0)%	(0.1)%	(10.0)%

Economic value at risk:
Percent change in economic value of equity	1.4%	(20.0)%	1.3%	(35.0)%	(20.6)%	(10.0)%

 Similar to model results at December 31, 2020, results from the simulation at March 31, 2021 indicated that FNCB's asset/liability position was relatively well matched in the near term, exhibiting only minor sensitivity to changes in interest rates over the next twelve months. According to the model results at March 31, 2021, net interest income is expected to increase 0.8% under a +200-basis point interest rate shock and decrease 0.1% under a -100-basis point rate shock, Additionally, under a parallel shift in interest rates of +200 basis points, FNCB's economic value of equity ("EVE") is expected to increase 1.4%. However, EVE is expected to decrease 20.6% under a parallel shift in interest rates of -100 basis points, which is outside of ALCO policy guidelines. With the exception of the -100 basis point rate shock on EVE, all modeled exposures of net interest income and EVE were within internal policy guidelines for the next twelve months. Management does not believe that EVE policy exception under the -100-basis point rate shock poses any undue interest rate risk at March 31, 2021. Included in the model was the assumptions that FNCB would receive forgiveness for PPP loans outstanding at March 31, 2021 and recognize the associated loan origination fees to interest income by the end of the first year of the model. Accordingly, results of model project a substantial decrease to net interest income in Year 2 of the model based on these assumptions.

This analysis does not represent a forecast for FNCB and should not be relied upon as being indicative of expected operating results. These simulations are based on numerous assumptions, including but not limited to: the nature and timing of interest rate levels, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment/replacements of asset and liability cash flows, and other factors. While assumptions reflect current economic and local market conditions, FNCB cannot make any assurances as to the predictive nature of these assumptions, including changes in interest rates, customer preferences, competition and liquidity needs, or what actions ALCO might take in responding to these changes. In response to the economic disruption and uncertainty brought on by the COVID-19 pandemic, the FOMC lowered the federal funds target rate a total of 150 basis points in two emergency actions with an expectation that the Committee will maintain a low interest rate environment for the foreseeable future. Given FNCB's current asset/liability position, the significantly lower market interest rates may have a negative impact on FNCB's earning asset yields and variable-rate loans and securities indexed to prime and LIBOR will continue to reprice downward.

As previously mentioned, as part of its ongoing monitoring, ALCO requires quarterly back testing of modeling results, which involves after-the-fact comparisons of projections with FNCB’s actual performance to measure the validity of assumptions used in the modeling techniques. As part of its quarterly review, management compared tax-equivalent net interest income recorded for the three months ended March 31, 2021 with tax-equivalent net interest income that was projected for the same three-month period. There was a positive variance between actual and projected tax-equivalent net interest income for the three-month period ended March 31, 2021 of approximately $0.8 million, or 7.3%. The variance primarily reflected a difference in the assumption for the volume and timing of the forgiveness of PPP loans, including fee income recognition, used in the model with that actually experienced. Additionally, the previous model at December 31, 2020 did not anticipate the origination of PPP loans under the second round of funding. ALCO performs a detailed rate/volume analysis between actual and projected results in order to continue to improve the accuracy of its simulation models.

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

For the three months ended March 31, 2021, FNCB did not engage in any off-balance sheet transactions that would have or would be reasonably likely to have a material effect on its consolidated financial condition.

Item 3 — Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in FNCB’s exposure to market risk during the three months ended March 31, 2021.  For discussion of FNCB’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in FNCB’s Form 10-K for the year ended December 31, 2020.

Item 4 — Controls and Procedures

FNCB’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of FNCB’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, FNCB’s Chief Executive Officer and Chief Financial Officer concluded FNCB’s disclosure controls and procedures were effective as of March 31, 2021.

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

There have been no changes in the status of the other litigation, if any, disclosed in FNCB’s Annual Report on Form 10-K for the year ended December 31, 2020.

Item 1A — Risk Factors.

There have been no material changes in the risk factors previously disclosed in FNCB's Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

FNCB did not issue any unregistered equity securities during the three months ended March 31, 2021.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Pursuant to the share repurchase program initially announced by FNCB on January 27, 2021, which expires on December 31, 2021, FNCB may repurchase up to 975,000 shares of its issued and outstanding common stock. The share repurchase program is intended to comply with the provisions of the safe harbor under Rule 10b-18 of the Exchange Act. The following table describes purchases by FNCB under the share repurchase program that settled during each period set forth in the table.  Prices in column (b) include commissions.  Cumulatively, as of March 31, 2021, FNCB had repurchased 8,188 of its shares under the program at a weighted average purchase price of $6.96 per share, or $57 thousand in aggregate (including commissions). FNCB had the authority to repurchase an additional 966,812 shares under the stock repurchase program.

051_partIIitem2
			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total Number	Average Price	Part of Publicly	May Yet be
	of Shares	Average Price	Announced	Purchased under
	Purchased	Paid Per Share	Programs	the Program
Period	(a)	(b)	(c)	(d)
January 27, 2021 to January 31, 2021	-	$-	-	975,000
February 1, 2021 to February 28, 2021	8,188	6.96	8,188	966,812
March 1, 2021 to March 31, 2021	-	-	-	966,812
Total	8,188	$6.96	8,188	966,812

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

Registrant:  FNCB BANCORP, INC.

Date: May 7, 2021	By:	/s/ Gerard A. Champi
Gerard A. Champi
President and Chief Executive Officer

Date: May 7, 2021	By:	/s/ James M. Bone, Jr.
James M. Bone, Jr., CPA
Executive Vice President and Chief Financial Officer
Principal Financial Officer

Date: May 7, 2021	By:	/s/ Stephanie A. Westington
Stephanie A. Westington, CPA
Senior Vice President and Controller
Principal Accounting Officer