Form 10-Q
period 2021-06-30
FNCB Bancorp, Inc.
filed 2021-08-06
CIK 1035976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 19,984,131 shares as of July 30, 2021

Part I - Financial Information

Item 1 - Financial Statements

FNCB BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(unaudited)

	June 30,	December 31,
(in thousands, except share data)	2021	2020
Assets
Cash and cash equivalents:
Cash and due from banks	$24,782	$24,822
Interest-bearing deposits in other banks	31,160	130,989
Total cash and cash equivalents	55,942	155,811
Available-for-sale debt securities, at fair value	432,807	350,035
Equity securities, at fair value	4,303	3,026
Restricted stock, at cost	1,099	1,745
Loans held for sale	642	2,107
Loans, net of allowance for loan and lease losses of $12,285 and $11,950	964,253	889,152
Bank premises and equipment, net	17,360	17,579
Accrued interest receivable	4,485	4,286
Bank-owned life insurance	33,216	31,712
Other assets	10,656	10,226
Total assets	$1,524,763	$1,465,679

Liabilities
Deposits:
Demand (non-interest-bearing)	$312,408	$271,499
Interest-bearing	1,025,770	1,015,949
Total deposits	1,338,178	1,287,448
Borrowed funds	10,310	10,310
Accrued interest payable	87	108
Other liabilities	15,574	11,953
Total liabilities	1,364,149	1,309,819

Shareholders' equity
Preferred shares ($1.25 par)
Authorized: 20,000,000 shares at June 30, 2021 and December 31, 2020
Issued and outstanding: 0 shares at June 30, 2021 and December 31, 2020	-	-
Common shares ($1.25 par)
Authorized: 50,000,000 shares at June 30, 2021 and December 31, 2020
Issued and outstanding: 20,102,602 shares at June 30, 2021 and 20,245,649 shares at December 31, 2020	25,128	25,307
Additional paid-in capital	80,591	81,587
Retained earnings	43,698	35,080
Accumulated other comprehensive income	11,197	13,886
Total shareholders' equity	160,614	155,860
Total liabilities and shareholders’ equity	$1,524,763	$1,465,679

The accompanying notes to consolidated financial statements are an integral part of these statements.

FNCB BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share data)	2021	2020	2021	2020
Interest income
Interest and fees on loans	$10,242	$9,060	$20,028	$18,199
Interest and dividends on securities:
Taxable	1,980	1,692	3,886	3,544
Tax-exempt	516	388	1,002	445
Dividends	59	47	121	122
Total interest and dividends on securities	2,555	2,127	5,009	4,111
Interest on interest-bearing deposits in other banks	1	3	4	24
Total interest income	12,798	11,190	25,041	22,334
Interest expense
Interest on deposits	718	1,376	1,516	3,036
Interest on borrowed funds:
Federal Reserve Bank Discount Window advances	-	14	-	14
Federal Home Loan Bank of Pittsburgh advances	-	160	-	379
Junior subordinated debentures	48	60	96	148
Total interest on borrowed funds	48	234	96	541
Total interest expense	766	1,610	1,612	3,577
Net interest income before provision for loan and lease losses	12,032	9,580	23,429	18,757
Provision for loan and lease losses	155	831	341	1,982
Net interest income after provision for loan and lease losses	11,877	8,749	23,088	16,775
Non-interest income
Deposit service charges	956	708	1,830	1,533
Net gain on the sale of available-for-sale debt securities	-	922	213	1,071
Net gain on equity securities	36	4	400	18
Net gain on the sale of mortgage loans held for sale	47	183	271	279
Loan-related fees	104	25	237	81
Income from bank-owned life insurance	142	119	263	248
Bank-owned life insurance settlement	4	-	426	-
Loan referral fees	16	214	16	262
Merchant services revenue	156	112	294	247
Other	248	214	533	456
Total non-interest income	1,709	2,501	4,483	4,195
Non-interest expense
Salaries and employee benefits	4,038	3,498	7,774	7,427
Occupancy expense	431	466	1,040	1,020
Equipment expense	333	360	686	731
Advertising expense	214	113	331	320
Data processing expense	885	709	1,704	1,434
Regulatory assessments	112	74	300	133
Bank shares tax	342	315	657	615
Professional fees	112	193	371	381
Insurance expense	144	124	288	247
Other operating expenses	615	572	1,246	1,321
Total non-interest expense	7,226	6,424	14,397	13,629
Income before income tax expense	6,360	4,826	13,174	7,341
Income tax expense	1,131	805	2,112	1,257
Net income	$5,229	$4,021	$11,062	$6,084

Earnings per share
Basic	$0.26	$0.20	$0.55	$0.30
Diluted	$0.26	$0.20	$0.55	$0.30

Cash dividends declared per common share	$0.060	$0.055	$0.120	$0.110
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	20,222,216	20,191,527	20,232,183	20,182,012
Diluted	20,232,694	20,191,527	20,243,094	20,184,046

The accompanying notes to consolidated financial statements are an integral part of these statements.

FNCB BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Net income	$5,229	$4,021	$11,062	$6,084
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale debt securities	3,692	6,658	(3,375)	10,994
Taxes	(775)	(1,398)	709	(2,309)
Net of tax amount	2,917	5,260	(2,666)	8,685

Reclassification adjustment for gains included in net income	-	(922)	(213)	(1,071)
Taxes	-	193	45	225
Net of tax amount	-	(729)	(168)	(846)

Derivative adjustments	(24)	(131)	184	(147)
Taxes	5	28	(39)	31
Net of tax amount	(19)	(103)	145	(116)
Total other comprehensive income (loss)	2,898	4,428	(2,689)	7,723
Comprehensive income	$8,127	$8,449	$8,373	$13,807

The accompanying notes to consolidated financial statements are an integral part of these statements.

FNCB BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Three and Six Months Ended June 30, 2021 and 2020
(unaudited)

(in thousands, except per share data)	Number of Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders' Equity
For the three months ended:
Balances, March 31, 2020	20,174,250	$25,217	$81,209	$25,155	$6,351	$137,932
Net income for the period	-	-	-	4,021	-	4,021
Cash dividends paid, $0.055 per share	-	-	-	(1,111)	-	(1,111)
Restricted stock awards	-	-	81	-	-	81
Common shares issued under long-term incentive compensation plan	31,783	40	(40)	-	-	-
Common shares issued through dividend reinvestment/optional cash purchase plan	2,574	3	11	(8)	-	6
Other comprehensive income, net of tax of $1,177	-	-	-	-	4,428	4,428
Balances, June 30, 2020	20,208,607	$25,260	$81,261	$28,057	$10,779	$145,357

Balances, March 31, 2021	20,240,668	$25,300	$81,640	$39,691	$8,299	$154,930
Net income for the period	-	-	-	5,229	-	5,229
Cash dividends paid, $0.060 per share	-	-	-	(1,214)	-	(1,214)
Restricted stock awards	-	-	98	-	-	98
Repurchase of common shares	(185,342)	(231)	(1,109)	-	-	(1,340)
Common shares issued under long-term incentive compensation plan	44,238	55	(55)	-	-	-
Common shares issued through dividend reinvestment/optional cash purchase plan	3,038	4	17	(8)	-	13
Other comprehensive income, net of tax of $770	-	-	-	-	2,898	2,898
Balances, June 30, 2021	20,102,602	$25,128	$80,591	$43,698	$11,197	$160,614

For the six months ended:
Balances, December 31, 2019	20,171,408	$25,214	$81,130	$24,207	$3,056	$133,607
Net income for the period	-	-	-	6,084	-	6,084
Cash dividends paid, $0.110 per share	-	-	-	(2,221)	-	(2,221)
Restricted stock awards	-	-	143	-	-	143
Common shares issued under long-term incentive compensation plan	31,783	40	(40)	-	-	-
Common shares issued through dividend reinvestment/optional cash purchase plan	5,416	6	28	(13)	-	21
Other comprehensive income, net of tax of $2,053	-	-	-	-	7,723	7,723
Balances, June 30, 2020	20,208,607	$25,260	$81,261	$28,057	$10,779	$145,357

Balances, December 31, 2020	20,245,649	$25,307	$81,587	$35,080	$13,886	$155,860
Net income for the period	-	-	-	11,062	-	11,062
Cash dividends paid, $0.120 per share	-	-	-	(2,429)	-	(2,429)
Restricted stock awards	-	-	178	-	-	178
Repurchase of common shares	(193,530)	(242)	(1,155)	-	-	(1,397)
Common shares issued under long-term incentive compensation plan	44,238	55	(55)	-	-	-
Common shares issued through dividend reinvestment/optional cash purchase plan	6,245	8	36	(15)	-	29
Other comprehensive loss, net of tax of $715	-	-	-	-	(2,689)	(2,689)
Balances, June 30, 2021	20,102,602	$25,128	$80,591	$43,698	$11,197	$160,614

The accompanying notes to consolidated financial statements are an integral part of these statements.

FNCB BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
(in thousands)	2021	2020
Cash flows from operating activities:
Net income	$11,062	$6,084
Adjustments to reconcile net income to net cash provided by operating activities:
Investment securities amortization, net	883	366
Equity in trust	(3)	(4)
Depreciation of bank premises and equipment	778	808
Amortization of loan origination (fees) costs	(2,476)	232
Valuation adjustment for loan servicing rights	(7)	53
Stock-based compensation expense	178	143
Provision for loan and lease losses	341	1,982
Valuation adjustment for other real estate owned	(40)	-
Valuation adjustment for off-balance sheet commitments	(128)	(42)
Net gain on the sale of available-for-sale debt securities	(213)	(1,071)
Net gain on equity securities	(400)	(18)
Net gain on the sale of mortgage loans held for sale	(271)	(279)
Bank-owned life insurance settlement	(426)	-
Income from bank-owned life insurance	(263)	(248)
Proceeds from the sale of mortgage loans held for sale	6,162	6,190
Funds used to originate mortgage loans held for sale	(4,426)	(5,615)
Decrease in net deferred tax assets	392	1,257
Increase in accrued interest receivable	(199)	(1,967)
Decrease in other assets	189	720
Decrease in accrued interest payable	(21)	(10)
(Decrease) increase in other liabilities	(757)	2,710
Total adjustments	(707)	5,207
Net cash provided by operating activities	10,355	11,291

Cash flows from investing activities:
Maturities, calls and principal payments of available-for-sale debt securities	14,086	9,058
Proceeds from the sale of available-for-sale debt securities	2,981	51,888
Purchases of available-for-sale debt securities	(99,589)	(83,090)
Purchases of equity securities	(877)	-
Redemption of the stock in Federal Home Loan Bank of Pittsburgh	646	495
Net increase in loans to customers	(73,030)	(120,035)
Proceeds from the sale of other real estate owned	-	204
Proceeds from bank-owned life insurance settlement	1,685	-
Purchase of bank-owned life insurance	(2,500)	-
Purchases of bank premises and equipment	(559)	(757)
Net cash used in investing activities	(157,157)	(142,237)

Cash flows from financing activities:
Net increase in deposits	50,730	167,918
Repayments of Federal Home Loan Bank of Pittsburgh advances - overnight	-	(14,100)
Proceeds from Federal Home Loan Bank of Pittsburgh advances - term	-	20,000
Repayment of Federal Home loan Bank of Pittsburgh advances - term	-	(10,000)
Proceeds from Federal Reserve Bank Discount Window advances	-	46,272
Repayment of Federal Reserve Bank Discount Window advances	-	(10,030)
Repurchase of common shares	(1,397)	-
Proceeds from issuance of common shares, net of discount	29	21
Cash dividends paid	(2,429)	(2,221)
Net cash provided by financing activities	46,933	197,860
Net (decrease) increase in cash and cash equivalents	(99,869)	66,914
Cash and cash equivalents at beginning of period	155,811	34,565
Cash and cash equivalents at end of period	$55,942	$101,479

Supplemental cash flow information
Cash paid during the period for:
Interest	$1,633	$3,587
Taxes	2,180	-
Other transactions:
Loans transferred to OREO	138	-
Available-for-sale debt securities purchased, not settled	4,508	-
Lease liabilities arising from obtaining right-of-use assets	42	15

The accompanying notes to consolidated financial statements are an integral part of these statements.

FNCB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1.   Basis of Presentation

The consolidated financial statements of FNCB are comprised of the accounts of FNCB Bancorp, Inc., and its wholly owned subsidiary, FNCB Bank (the “Bank”), as well as the Bank’s wholly owned subsidiaries (collectively, “FNCB”). The accounting and reporting policies of FNCB conform to accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all the information and accompanying notes required by GAAP for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included in the consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation. Prior period amounts have been reclassified when necessary to conform to the current period’s presentation. Such reclassifications did not have an impact on the operating results or financial position of FNCB. The operating results and financial position of FNCB for the three and six months ended June 30, 2021  may not be indicative of future results of operations and financial position.

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

Note 2.   New Authoritative Accounting Guidance

Accounting Guidance to be Adopted in Future Periods

ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): “Measurement of Credit Losses on Financial Instruments,” replaces the current loss impairment methodology under GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to form credit loss estimates in an effort to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit. ASU 2016-13 is commonly referred to as Current Expected Credit Losses ("CECL") and will require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The amendments in this update affect entities holding financial assets and net investment in leases that are not accounted for at fair value through net income, including such financial assets as loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. On  June 17, 2016, the four federal financial institution regulatory agencies (the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the National Credit Union Administration, and the Office of the Comptroller of the Currency), issued a joint statement to provide information about ASU 2016-13 and the initial supervisory views regarding the implementation of the new standard. The joint statement applies to all banks, savings associations, credit unions and financial institution holding companies, regardless of asset size. The statement details the key elements of, and the steps necessary for, the successful transition to the new accounting standard. In addition, the statement notifies financial institutions that because the appropriate allowance levels are institution-specific amounts, the agencies will not establish benchmark targets or ranges for the change in institutions’ allowance levels upon adoption of the ASU, or for allowance levels going forward. Due to the importance of ASU 2016-13, the agencies encourage financial institutions to begin planning and preparing for the transition and state that senior management, under the oversight of the board of directors, should work closely with staff in their accounting, lending, credit risk management, internal audit, and information technology functions during the transition period leading up to, and well after, adoption. ASU 2016-13 was originally effective for public business entities that are registered with the U.S. Securities and Exchange Commission (“SEC”) under the Securities and Exchange Act of 1934, as amended, including smaller reporting companies, for fiscal years beginning after  December 15, 2019, including interim periods within those fiscal years. All entities  may adopt the amendments in this ASU earlier as of the fiscal years beginning after  December 15, 2018, including interim periods within those fiscal years. On November 15, 2019, the FASB issued ASU 2019-10, "Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates," which finalized various effective date delays for private companies, not-for-profit organizations, and certain smaller reporting companies. Specifically, under ASU 2019-10, the effective date for implementation of CECL for smaller reporting companies, private companies and not-for-profits was extended to fiscal years, and interim periods within those years, beginning after December 15, 2022. FNCB is a smaller reporting company, and accordingly, will adopt this guidance on  January 1, 2023. FNCB has a CECL task group comprised of members of its finance, credit administration, lending, internal audit, loan operations and information systems units. The CECL task group understands the provisions of ASU 2016-13 and is currently in the process of implementing the new guidance, which includes, but is not limited to: (1) identifying segments and sub-segments within the loan portfolio that have similar risk characteristics; (2) determining the appropriate methodology for each segment; (3) implementing changes that are necessary to its core operating system and interfaces to be able to capture appropriate data requirements; and (4) evaluating  qualitative factors and economic to develop appropriate forecasts for integration into the model. FNCB is currently evaluating the effect this guidance  may have on its operating results and/or financial position, including assessing any potential impact on its capital.

Refer to Note 2 to FNCB’s consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the "2020 Annual Report") for a discussion of additional accounting guidance applicable to FNCB that will be adopted in future periods.

Note 3. Securities

Debt Securities

The following tables present the amortized cost, gross unrealized gains and losses, and the fair value of FNCB’s available-for-sale debt securities at June 30, 2021 and December 31, 2020:

	June 30, 2021
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(in thousands)	Cost	Gains	Losses	Value
Available-for-sale debt securities:
U.S. Treasury securities	$5,106	$18	$-	$5,124
Obligations of state and political subdivisions	204,215	11,422	248	215,389
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	105,758	2,121	879	107,000
Collateralized mortgage obligations - commercial	3,703	138	20	3,821
Mortgage-backed securities	19,565	483	72	19,976
Private collateralized mortgage obligations	41,068	296	117	41,247
Corporate debt securities	28,800	948	60	29,688
Asset-backed securities	10,491	88	17	10,562
Total available-for-sale debt securities	$418,706	$15,514	$1,413	$432,807

	December 31, 2020
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(in thousands)	Cost	Gains	Losses	Value
Available-for-sale debt securities:
Obligations of state and political subdivisions	$192,851	$13,012	$35	$205,828
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	54,091	2,940	59	56,972
Collateralized mortgage obligations - commercial	3,721	183	-	3,904
Mortgage-backed securities	12,452	588	14	13,026
Private collateralized mortgage obligations	37,926	352	79	38,199
Corporate debt securities	23,800	790	10	24,580
Asset-backed securities	7,505	46	25	7,526
Total available-for-sale debt securities	$332,346	$17,911	$222	$350,035

Except for securities of U.S. government and government-sponsored agencies, there were no securities of any individual issuer that exceeded 10.0% of shareholders’ equity at June 30, 2021 and December 31, 2020.

Securities with carrying amounts of $345.7 million at June 30, 2021 and $279.7 million at December 31, 2020 were pledged as collateral to secure public deposits and for other purposes.

The following table presents the maturity information of FNCB’s available-for-sale debt securities at June 30, 2021.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Because collateralized mortgage obligations, mortgage-backed securities and asset-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary.

	June 30, 2021
	Amortized	Fair
(in thousands)	Cost	Value
Amounts maturing in:
One year or less	$4,666	$4,674
After one year through five years	63,701	67,772
After five years through ten years	51,626	53,512
After ten years	118,128	124,243
Mortgage-backed securities	19,565	19,976
Collateralized mortgage obligations	150,529	152,068
Asset-backed securities	10,491	10,562
Total available-for-sale debt securities	$418,706	$432,807

The following table presents the gross proceeds received and gross realized gains and losses on sales of available-for-sale debt securities for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Available-for-sale debt securities:
Gross proceeds received on sales	$-	$43,913	$2,981	$51,888
Gross realized gains	-	1,027	213	1,176
Gross realized losses	-	(105)	-	(105)

The following tables present the number, fair value and gross unrealized losses of available-for-sale debt securities with unrealized losses at June 30, 2021 and December 31, 2020, aggregated by investment category and length of time the securities have been in an unrealized loss position.

	June 30, 2021
	Less than 12 Months			12 Months or Greater			Total
	Number		Gross	Number		Gross	Number		Gross
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
(dollars in thousands)	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
U.S. Treasury securities	-	$-	$-	-	$-	$-	-	$-	$-
Obligations of state and political subdivisions	21	16,498	248	-	-	-	21	16,498	248
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	12	35,443	839	1	1,731	40	13	37,174	879
Collateralized mortgage obligations - commercial	1	1,674	20	-	-	-	1	1,674	20
Mortgage-backed securities	2	5,003	72	-	-	-	2	5,003	72
Private collateralized mortgage obligations	6	13,397	111	1	1,932	6	7	15,329	117
Corporate debt securities	6	5,240	60	-	-	-	6	5,240	60
Asset-backed securities	3	2,577	7	2	1,508	10	5	4,085	17
Total available-for-sale debt securities	51	$79,832	$1,357	4	$5,171	$56	55	$85,003	$1,413

	December 31, 2020
	Less than 12 Months			12 Months or Greater			Total
	Number		Gross	Number		Gross	Number		Gross
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
(dollars in thousands)	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Obligations of state and political subdivisions	6	$4,541	$35	-	$-	$-	6	$4,541	$35
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	2	7,019	59	-	-	-	2	7,019	59
Collateralized mortgage obligations - commercial	-	-	-	-	-	-	-	-	-
Mortgage-backed securities	1	2,103	14	-	-	-	1	2,103	14
Private collateralized mortgage obligations	3	7,857	42	1	2,256	37	4	10,113	79
Corporate debt securities	2	1,739	10	-	-	-	2	1,739	10
Asset-backed securities	2	746	13	1	1,591	12	3	2,337	25
Total available-for-sale debt securities	16	$24,005	$173	2	$3,847	$49	18	$27,852	$222

Management evaluates individual securities in an unrealized loss position quarterly for other than temporary impairment (“OTTI”). As part of its evaluation, management considers, among other things, the length of time a security’s fair value is less than its amortized cost, the severity of decline, any credit deterioration of the issuer, whether management intends to sell the security, and whether it is more likely than not that FNCB will be required to sell the security prior to recovery of its amortized cost.

Management performed a review of all securities in an unrealized loss position as of June 30, 2021 and determined that changes in the fair values of the securities were consistent with movements in market interest rates and spreads or general market conditions. In addition, as part of its review, management noted that there was no material change in the credit quality of any of the issuers or any other event or circumstance that may cause a significant adverse effect on the fair value of these securities. Moreover, to date, FNCB has received all scheduled principal and interest payments and expects to fully collect all future contractual principal and interest payments on all securities in an unrealized loss position at June 30, 2021. FNCB does not intend to sell the securities, nor is it more likely than not that it will be required to sell the securities, prior to recovery of their amortized cost. Based on the results of its review and considering the attributes of these debt securities, management concluded that the individual unrealized losses were temporary and OTTI did not exist at June 30, 2021

Equity Securities

Included in equity securities with readily determinable fair values at June 30, 2021 and December 31, 2020 were investments in the common or preferred stock of publicly traded bank holding companies and an investment in a mutual fund comprised of 1-4 family residential mortgage-backed securities collateralized by properties within FNCB’s market area. Equity securities had a cost basis and fair value of $3.4 million and $4.3 million, respectively, at June 30, 2021 and $2.5 million and $3.0 million, respectively, at December 31, 2020. Equity securities with readily determinable fair values are reported at fair value with net unrealized gains and losses recognized in the consolidated statements of income.

The following table presents unrealized and realized gains and losses recognized in net income on equity securities for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Net gains recognized on equity securities	$36	$4	$400	$18
Less: net gains recognized on equity securities sold or transferred	-	-	-	-
Unrealized gains on equity securities held	$36	$4	$400	$18

Equity Securities without Readily Determinable Fair Values

At June 30, 2021 and December 31, 2020, equity securities without readily determinable fair values consisted of a $500 thousand investment in a fixed-rate, non-cumulative perpetual preferred stock of a privately-held bank holding company, which is included in other assets in the consolidated statement of financial condition. The preferred stock pays quarterly dividends at an annual rate of 8.25%, which commenced on March 30, 2021. The preferred stock of this bank holding company is not traded on any established market and is accounted for as an equity security without a determinable fair value. Under GAAP, an equity security without a readily determinable fair value shall be written down to its fair value if a qualitative assessment indicates that the investment is impaired, and the fair value of the investment is less than its carrying value.  As part of its qualitative assessment, management engaged an independent third party to provide a valuation of this investment as of June 30, 2021, which indicated that the investment was not impaired.  Accordingly, management determined that no adjustment for impairment was required at June 30, 2021 and  December 31, 2020.

Restricted Securities

The following table presents FNCB's investment in restricted stock at June 30, 2021 and  December 31, 2020.  Restricted stock has limited marketability and is carried at cost.

	June 30,	December 31,
(in thousands)	2021	2020
Stock in Federal Home Loan Bank of Pittsburgh	$1,089	$1,735
Stock in Atlantic Community Banker's Bank	10	10
Total restricted securities, at cost	$1,099	$1,745

Management noted no indicators of impairment for the Federal Home Loan Bank of Pittsburgh or Atlantic Community Banker’s Bank stock at June 30, 2021 and  December 31, 2020.

Note 4. Loans

The following table summarizes loans receivable, net, by category at June 30, 2021 and  December 31, 2020:

	June 30,	December 31,
(in thousands)	2021	2020
Residential real estate	$210,493	$196,328
Commercial real estate	324,239	273,903
Construction, land acquisition and development	53,659	59,785
Commercial and industrial	248,228	238,435
Consumer	81,459	85,881
State and political subdivisions	61,774	49,009
Total loans, gross	979,852	903,341
Unearned income	(268)	(110)
Net deferred loan fees	(3,046)	(2,129)
Allowance for loan and lease losses	(12,285)	(11,950)
Loans, net	$964,253	$889,152

Included in commercial and industrial loans at June 30, 2021 and December 31, 2020 were $85.8 million and $78.6 million, respectively, in loans originated under the Payment Protection Program ("PPP"). Included in net deferred loan fees at June 30, 2021 and December 31, 2020, were $3.5 million and $2.6 million, respectively, in deferred loan origination fees, net of deferred loan origination costs, associated with the PPP loans. PPP loans are 100.0% guaranteed and may be forgiven by the SBA. Accordingly, there was no ALLL established for PPP loans at June 30, 2021 and December 31, 2020.

FNCB has granted loans, letters of credit and lines of credit to certain of its executive officers and directors as well as to certain of their related parties. For more information about related party transactions, refer to Note 6, “Related Party Transactions” to these consolidated financial statements.

FNCB originates 1-4 family mortgage loans for sale in the secondary market. During the three and six months ended June 30, 2021, the principal balance of 1-4 family mortgages sold on the secondary market were $1.6 million and $5.9 million, respectively, compared to $3.0 million and $5.9 million for the three and six months ended June 30, 2020, respectively. Net gains on the sale of residential mortgage loans for the three and six months ended June 30, 2021 were $47 thousand and $271 thousand, respectively, and $183 thousand and $279 thousand, respectively, for the comparable periods of 2020. FNCB retains servicing rights on mortgages sold on the secondary market. At June 30, 2021 and  December 31, 2020, there were $0.6 million and $2.1 million, respectively, in 1-4 family residential mortgage loans held for sale.

The unpaid principal balance of loans serviced for others, which includes residential mortgages and SBA-guaranteed loans, was $85.5 million at June 30, 2021 and $96.5 million at December 31, 2020.

There were no material changes to the risk characteristics of FNCB’s loan segments, loan classification and credit grading systems and methodology for determining the adequacy of the ALLL during the six months ended June 30, 2021. Refer to Note 2, “Summary of Significant Accounting Policies” to FNCB’s consolidated financial statements included in the 2020 Annual Report on Form 10-K for information about the risk characteristics related to FNCB’s loan segments, loan classification and credit grading systems and methodology for determining the adequacy of the ALLL.

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

The following table summarizes activity in the ALLL by loan category for the three and six months ended June 30, 2021 and 2020.

			Construction,
			Land			State and
	Residential	Commercial	Acquisition and	Commercial		Political
(in thousands)	Real Estate	Real Estate	Development	and Industrial	Consumer	Subdivisions	Unallocated	Total
Three months ended June 30, 2021
Allowance for loan losses:
Beginning balance, April 1, 2021	$1,732	$4,521	$516	$2,603	$1,219	$387	$1,098	$12,076
Charge-offs	(6)	-	-	(11)	(119)	-	-	(136)
Recoveries	13	-	-	7	170	-	-	190
Provisions (credits)	119	127	(23)	(116)	(93)	122	19	155
Ending balance, June 30, 2021	$1,858	$4,648	$493	$2,483	$1,177	$509	$1,117	$12,285

Three months ended June 30, 2020
Allowance for loan losses:
Beginning balance, April 1, 2020	$1,307	$3,557	$283	$2,304	$1,714	$270	$472	$9,907
Charge-offs	-	-	-	(92)	(224)	-	-	(316)
Recoveries	37	1	-	425	139	-	-	602
Provisions (credits)	7	384	77	(294)	60	67	530	831
Ending balance, June 30, 2020	$1,351	$3,942	$360	$2,343	$1,689	$337	$1,002	$11,024

Six months ended June 30, 2021
Allowance for loan losses:
Beginning balance, January 1, 2021	$1,715	$4,268	$538	$2,619	$1,319	$405	$1,086	$11,950
Charge-offs	(6)	-	-	(30)	(461)	-	-	(497)
Recoveries	16	46	-	32	397	-	-	491
Provisions (credits)	133	334	(45)	(138)	(78)	104	31	341
Ending balance, June 30, 2021	$1,858	$4,648	$493	$2,483	$1,177	$509	$1,117	$12,285

Six months ended June 30, 2020
Allowance for loan losses:
Beginning balance, January 1, 2020	$1,147	$3,198	$271	$1,997	$1,658	$253	$426	$8,950
Charge-offs	-	(56)	-	(127)	(462)	-	-	(645)
Recoveries	39	1	-	484	213	-	-	737
Provisions (credits)	165	799	89	(11)	280	84	576	1,982
Ending balance, June 30, 2020	$1,351	$3,942	$360	$2,343	$1,689	$337	$1,002	$11,024

The following table presents, by loan category, the allocation of the ALLL and the related loan balance disaggregated based on the impairment methodology at June 30, 2021 and  December 31, 2020:

			Construction,
			Land			State and
	Residential	Commercial	Acquisition and	Commercial		Political
(in thousands)	Real Estate	Real Estate	Development	and Industrial	Consumer	Subdivisions	Unallocated	Total
June 30, 2021
Allowance for loan losses:
Individually evaluated for impairment	$11	$67	$-	$172	$-	$-	$-	$250
Collectively evaluated for impairment	1,847	4,581	493	2,311	1,177	509	1,117	12,035
Total	$1,858	$4,648	$493	$2,483	$1,177	$509	$1,117	$12,285

Loans receivable:
Individually evaluated for impairment	$1,988	$8,001	$66	$789	$-	$-	$-	$10,844
Collectively evaluated for impairment	208,505	316,238	53,593	247,439	81,459	61,774	-	969,008
Total	$210,493	$324,239	$53,659	$248,228	$81,459	$61,774	$-	$979,852

December 31, 2020
Allowance for loan losses:
Individually evaluated for impairment	$13	$46	$-	$357	$-	$-	$-	$416
Collectively evaluated for impairment	1,702	4,222	538	2,262	1,319	405	1,086	11,534
Total	$1,715	$4,268	$538	$2,619	$1,319	$405	$1,086	$11,950

Loans receivable:
Individually evaluated for impairment	$2,321	$8,448	$69	$897	$-	$-	$-	$11,735
Collectively evaluated for impairment	194,007	265,455	59,716	237,538	85,881	49,009	-	891,606
Total	$196,328	$273,903	$59,785	$238,435	$85,881	$49,009	$-	$903,341

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

The following tables present the recorded investment in loans receivable by loan category and credit quality indicator at June 30, 2021 and  December 31, 2020:

	Credit Quality Indicators
	June 30, 2021
	Commercial Loans						Other Loans
		Special				Subtotal	Accruing	Non-accrual	Subtotal	Total
(in thousands)	Pass	Mention	Substandard	Doubtful	Loss	Commercial	Loans	Loans	Other	Loans
Residential real estate	$37,988	$478	$80	$-	$-	$38,546	$171,353	$594	$171,947	$210,493
Commercial real estate	307,506	4,043	12,690	-	-	324,239	-	-	-	324,239
Construction, land acquisition and development	48,889	-	-	-	-	48,889	4,770	-	4,770	53,659
Commercial and industrial	243,948	245	1,588	-	-	245,781	2,447	-	2,447	248,228
Consumer	-	-	-	-	-	-	81,181	278	81,459	81,459
State and political subdivisions	61,767	-	-	-	-	61,767	7	-	7	61,774
Total	$700,098	$4,766	$14,358	$-	$-	$719,222	$259,758	$872	$260,630	$979,852

	Credit Quality Indicators
	December 31, 2020
	Commercial Loans						Other Loans
		Special				Subtotal	Accruing	Non-accrual	Subtotal	Total
(in thousands)	Pass	Mention	Substandard	Doubtful	Loss	Commercial	Loans	Loans	Other	Loans
Residential real estate	$35,839	$494	$209	$-	$-	$36,542	$158,896	$890	$159,786	$196,328
Commercial real estate	256,390	4,349	13,164	-	-	273,903	-	-	-	273,903
Construction, land acquisition and development	55,697	-	-	-	-	55,697	4,088	-	4,088	59,785
Commercial and industrial	233,370	961	1,104	-	-	235,435	3,000	-	3,000	238,435
Consumer	-	-	-	-	-	-	85,374	507	85,881	85,881
State and political subdivisions	48,998	-	-	-	-	48,998	11	-	11	49,009
Total	$630,294	$5,804	$14,477	$-	$-	$650,575	$251,369	$1,397	$252,766	$903,341

Included in loans receivable are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The recorded investment in these non-accrual loans was $4.5 million and $5.6 million at June 30, 2021 and  December 31, 2020, respectively. Generally, loans are placed on non-accrual status when they become 90 days or more delinquent. Once a loan is placed on non-accrual status, it remains on non-accrual status until it has been brought current, has six months of performance under the loan terms, and factors indicating reasonable doubt about the timely collection of payments no longer exist. Therefore, loans may be current in accordance with their loan terms, or may be less than 90 days delinquent, and still be on a non-accrual status. There were no loans past due 90 days or more and still accruing at June 30, 2021 and  December 31, 2020.

The following tables present the delinquency status of past due and non-accrual loans at June 30, 2021 and  December 31, 2020:

	June 30, 2021
	Delinquency Status
	0-29 Days	30-59 Days	60-89 Days	>/= 90 Days
(in thousands)	Past Due	Past Due	Past Due	Past Due	Total
Performing (accruing) loans:
Residential real estate	$209,777	$10	$31	$-	$209,818
Commercial real estate	321,333	-	-	-	321,333
Construction, land acquisition and development	53,659	-	-	-	53,659
Commercial and industrial	247,488	41	3	-	247,532
Consumer	80,354	763	64	-	81,181
State and political subdivisions	61,774	-	-	-	61,774
Total performing (accruing) loans	974,385	814	98	-	975,297

Non-accrual loans:
Residential real estate	174	176	-	325	675
Commercial real estate	1,352	-	-	1,554	2,906
Construction, land acquisition and development	-	-	-	-	-
Commercial and industrial	538	-	-	158	696
Consumer	166	55	52	5	278
State and political subdivisions	-	-	-	-	-
Total non-accrual loans	2,230	231	52	2,042	4,555

Total loans receivable	$976,615	$1,045	$150	$2,042	$979,852

	December 31, 2020
	Delinquency Status
	0-29 Days	30-59 Days	60-89 Days	>/= 90 Days
(in thousands)	Past Due	Past Due	Past Due	Past Due	Total
Performing (accruing) loans:
Residential real estate	$194,820	$251	$159	$-	$195,230
Commercial real estate	270,059	606	-	-	270,665
Construction, land acquisition and development	59,785	-	-	-	59,785
Commercial and industrial	237,262	419	16	-	237,697
Consumer	83,486	1,485	403	-	85,374
State and political subdivisions	49,009	-	-	-	49,009
Total performing (accruing) loans	894,421	2,761	578	-	897,760

Non-accrual loans:
Residential real estate	642	39	-	417	1,098
Commercial real estate	1,484	-	-	1,754	3,238
Construction, land acquisition and development	-	-	-	-	-
Commercial and industrial	614	-	124	-	738
Consumer	114	132	96	165	507
State and political subdivisions	-	-	-	-	-
Total non-accrual loans	2,854	171	220	2,336	5,581

Total loans receivable	$897,275	$2,932	$798	$2,336	$903,341

The following tables present a distribution of the recorded investment, unpaid principal balance and the related allowance for FNCB’s impaired loans, which have been analyzed for impairment under ASC 310, at June 30, 2021 and  December 31, 2020. Non-accrual loans, other than TDRs, with balances less than the $100 thousand loan relationship threshold are not evaluated individually for impairment and accordingly, are not included in the following tables. However, these loans are evaluated collectively for impairment as homogeneous pools in the general allowance under ASC 450. Total non-accrual loans, other than TDRs, with balances less than the $100 thousand loan relationship threshold that were evaluated under ASC 450 amounted to $0.4 million and $1.4 million at  June 30, 2021 and  December 31, 2020, respectively.

	June 30, 2021
		Unpaid
	Recorded	Principal	Related
(in thousands)	Investment	Balance	Allowance
With no allowance recorded:
Residential real estate	$631	$695	$-
Commercial real estate	2,472	5,129	-
Construction, land acquisition and development	-	-	-
Commercial and industrial	398	424	-
Consumer	-	-	-
State and political subdivisions	-	-	-
Total impaired loans with no related allowance recorded	3,501	6,248	-

With a related allowance recorded:
Residential real estate	1,357	1,357	11
Commercial real estate	5,529	5,529	67
Construction, land acquisition and development	66	66	-
Commercial and industrial	391	609	172
Consumer	-	-	-
State and political subdivisions	-	-	-
Total impaired loans with a related allowance recorded	7,343	7,561	250

Total impaired loans:
Residential real estate	1,988	2,052	11
Commercial real estate	8,001	10,658	67
Construction, land acquisition and development	66	66	-
Commercial and industrial	789	1,033	172
Consumer	-	-	-
State and political subdivisions	-	-	-
Total impaired loans	$10,844	$13,809	$250

	December 31, 2020
		Unpaid
	Recorded	Principal	Related
(in thousands)	Investment	Balance	Allowance
With no allowance recorded:
Residential real estate	$859	$957	$-
Commercial real estate	2,729	5,311	-
Construction, land acquisition and development	69	69	-
Commercial and industrial	5	5	-
Consumer	-	-	-
State and political subdivisions	-	-	-
Total impaired loans with no related allowance recorded	3,662	6,342	-

With a related allowance recorded:
Residential real estate	1,462	1,462	13
Commercial real estate	5,719	5,719	46
Construction, land acquisition and development	-	-	-
Commercial and industrial	892	1,130	357
Consumer	-	-	-
State and political subdivisions	-	-	-
Total impaired loans with a related allowance recorded	8,073	8,311	416

Total impaired loans:
Residential real estate	2,321	2,419	13
Commercial real estate	8,448	11,030	46
Construction, land acquisition and development	69	69	-
Commercial and industrial	897	1,135	357
Consumer	-	-	-
State and political subdivisions	-	-	-
Total impaired loans	$11,735	$14,653	$416

The following table presents the average balance and interest income by loan category recognized on impaired loans for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
	Average	Interest	Average	Interest	Average	Interest	Average	Interest
(in thousands)	Balance	Income (1)	Balance	Income (1)	Balance	Income (1)	Balance	Income (1)
Residential real estate	$2,094	$17	$2,274	$20	$2,092	$35	$2,422	$40
Commercial real estate	8,183	56	10,980	70	8,233	113	11,150	138
Construction, land acquisition and development	66	1	73	1	67	2	74	2
Commercial and industrial	929	2	1,236	6	895	4	1,125	6
Consumer	-	-	282	1	-	-	237	3
State and political subdivisions	-	-	-	-	-	-	-	-
Total impaired loans	$11,272	$76	$14,845	$98	$11,287	$154	$15,008	$189

(1) Interest income represents income recognized on performing TDRs.

The additional interest income that would have been earned on non-accrual and restructured loans had these loans performed in accordance with their original terms approximated $55 thousand and $115 thousand for the three and six months ended June 30, 2021 and $94 thousand and $205 thousand for the three and six months ended June 30, 2020, respectively.

Troubled Debt Restructured Loans

TDRs were $7.2 million and $7.7 million at  June 30, 2021 and  December 31, 2020, respectively. Accruing and non-accruing TDRs were $6.8 million and $0.4 million, respectively, at June 30, 2021, and $7.0 million and $0.7 million, respectively, at December 31, 2020. Approximately $188 thousand and $197 thousand in specific reserves were established for TDRs at  June 30, 2021 and  December 31, 2020, respectively. FNCB was not committed to lend additional funds to any loan classified as a TDR at June 30, 2021.

The modification of the terms of loans classified as TDRs  may include one or a combination of the following changes, among others: a reduction of the stated interest rate of the loan, an extension of the maturity date, capitalization of real estate taxes, a payment modification under a forbearance agreement, or a permanent reduction of the recorded investment in the loan.

There were no loans modified as TDRs during the three and six months ended June 30, 2021. There were three commercial and industrial loans and one residential loan modified as TDRs during the three and six months ended June 30, 2020.  The three commercial and industrial loans were modified under forbearance agreements and had an aggregate pre- and post-modification recorded investment of $196 thousand. The one residential mortgage loan that was modified as a TDR involved an extension of terms and the loan had a pre-and post-modification balance of $88 thousand. There were no loans modified as a TDR within the previous 12 months that subsequently defaulted, defined as 90 days or more past due, during the three and six months ended June 30, 2021 and 2020.

Residential Real Estate Loan Foreclosures

During the three and six months ended June 30, 2021, FNCB obtained a deed in lieu of foreclosure for a residential mortgage with a recorded investment of $138 thousand. FNCB accepted an offer of $205 thousand and the property went under an agreement of sale with closing anticipated in the third quarter of 2021. FNCB transferred the property to OREO at the selling price, less the estimated cost to sell, of $178 thousand and recorded a positive valuation adjustment of $40 thousand which is included in non-interest income for the three and six month ended June 30, 2021. Additionally, there was one residential mortgage loan with a recorded investment of $94 thousand that was in the process of foreclosure at June 30, 2021.

There were no residential real estate properties foreclosed upon during the three and six months ended June 30, 2020 or included in OREO at June 30, 2020.

Note 5. Income Taxes

The following table presents a reconciliation between the effective income tax expense and the income tax expense that would have been provided at the federal statutory tax rate of 21.0% for the three and six months ended June 30, 2021 and 2020, respectively.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2021		2020		2021		2020
(dollars in thousands)	Amount	%	Amount	%	Amount	%	Amount	%
Provision at statutory tax rates	$1,336	21.00%	$1,013	21.00%	$2,767	21.00%	$1,541	21.00%
Add (deduct):
Tax effects of tax free interest income	(181)	(2.85)%	(165)	(3.42)%	(364)	(2.76)%	(271)	(3.69)%
Non-deductible interest expense	12	0.19%	4	0.09%	23	0.17%	9	0.12%
Bank-owned life insurance	(31)	(0.49)%	(25)	(0.52)%	(145)	(1.10)%	(52)	(0.71)%
Gains on equity securities	(8)	(0.12)%	-	-	(84)	(0.64)%	-	-
Other items, net	3	0.05%	(22)	(0.47)%	(85)	(0.64)%	30	0.41%
Income tax provision	$1,131	17.78%	$805	16.68%	$2,112	16.03%	$1,257	17.13%

Management evaluates the carrying amount of its deferred tax assets on a quarterly basis, or more frequently if necessary, in accordance with guidance set forth in ASC Topic 740 “Income Taxes,” and applies the criteria in the guidance to determine whether it is more likely than not that some portion, or all, of the deferred tax asset will not be realized within its life cycle, based on the weight of available evidence. Management performed an evaluation of FNCB’s deferred tax assets at June 30, 2021 taking into consideration all available positive and negative evidence at that time. Based on this evaluation, management believes that FNCB’s future taxable income will be sufficient to utilize its deferred tax assets. There was no valuation allowance for deferred tax assets recorded at June 30, 2021 and  December 31, 2020.

Note 6.  Related Party Transactions

In conducting its business, FNCB has engaged in, and intends to continue to engage in, banking and financial transactions with directors, executive officers and their related parties.

FNCB has granted loans, letters of credit and lines of credit to directors, executive officers and their related parties. The following table summarizes the changes in the total amounts of such outstanding loans, advances under lines of credit, net of any participations sold, as well as repayments during the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Balance, beginning of period	$102,498	$82,818	$98,935	$77,896
Additions, new loans and advances	41,469	13,143	49,679	30,696
Repayments	(19,810)	(2,388)	(24,457)	(15,019)
Other (1)	(23,657)	-	(23,657)	-
Balance, end of period	$100,500	$93,573	$100,500	$93,573

(1) Other represents loans to related parties that ceased being related parties during the year

At June 30, 2021 there were no loans to directors, executive officers and their related parties that were not performing in accordance with the original terms of the loan agreements.

Deposits from directors, executive officers and their related parties held by the Bank at June 30, 2021 and  December 31, 2020 amounted to $163.0 million and $146.2 million, respectively. Interest paid on the deposits amounted to $180 thousand and $270 thousand for the six months ended June 30, 2021 and 2020, respectively.

In the course of its operations, FNCB acquires goods and services from, and transacts business with, various companies of related parties, which include, but are not limited to, employee health insurance, fidelity bond and errors and omissions insurance, legal services, rent and repair of repossessed automobiles for resale. FNCB recorded payments to related parties for goods and services of $346 thousand and $708 thousand for the three and six months ended June 30, 2021, respectively, and $223 thousand and $713 thousand for the respective periods of 2020.

Note 7. Commitments and Contingencies

Leases

FNCB is obligated under operating leases for certain bank branches, office space, automobiles and equipment. Operating lease right of use ("ROU") assets represent FNCB's right to use an underlying asset during the lease term and operating liabilities represent FNCB's obligation to make lease payments under the lease agreement. ROU assets and operating lease liabilities are recognized at lease commencement based on the present value of the remaining lease payments using a discount rate that represents FNCB's incremental borrowing rate at the commencement date. ROU assets are included in other assets and operating lease liabilities are included in other liabilities in the consolidated statements of financial condition. As of June 30, 2021, ROU assets and lease liabilities were $3.2 million and $3.5 million, respectively. FNCB entered into three new automobile leases during the six months ended June 30, 2021 with a ROU asset and corresponding lease liability of $46 thousand and $42 thousand, respectively.

Operating lease expense associated with bank branches and office space is included in occupancy expense, while operating lease expenses associated with automobiles and office equipment are included in equipment expense in the consolidated statements of income. Total rental expense under leases amounted to $191 thousand and $216 thousand, respectively, at June 30, 2021 and 2020.

The following table summarizes the maturity of remaining operating lease liabilities as of June 30, 2021:

(in thousands)	June 30, 2021
2021	$183
2022	397
2023	366
2024	330
2025	335
2026 and thereafter	2,742
Total lease payments	4,353
Less: imputed interest	878
Present value of operating lease liabilities	$3,475

The following table presents other information related to our operating leases:

(dollars in thousands)	June 30, 2021
Weighted-average remaining lease term	12.9 years
Weighted-average discount rate	3.31%
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$215

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

Note 8. Stock Compensation Plans/Subsequent Event

FNCB has a Long-Term Incentive Compensation Plan (“LTIP”) for directors, executives and key employees. The LTIP authorizes up to 1,200,000 shares of common stock for issuance and provides the Board of Directors with the authority to offer several different types of long-term incentives, including stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares. During the six months ended June 30, 2021 and 2020, the Board of Directors granted 66,065 and 75,924 shares of restricted stock, respectively, under the LTIP. At June 30, 2021, there were 697,765 shares of common stock available for award under the LTIP. For the six months ended June 30, 2021 and 2020, stock-based compensation expense, which is included in salaries and benefits expense in the consolidated statements of income, totaled $178 thousand and $143 thousand, respectively. Total unrecognized compensation expense related to unvested restricted stock awards was $1.2 million and $1.1 million at June 30, 2021 and 2020, respectively. Unrecognized compensation expense related to unvested shares of restricted stock is expected to be recognized over a weighted-average period of 3.75 years.

Subsequent to June 30, 2021, on July 1, 2021, 2,062 shares of FNCB's common stock were granted under the LTIP to each of the Bank's nine non-employee directors, or 18,558 shares in aggregate. The shares of stock immediately vested to each director upon grant, and the fair value per share on the grant date was $7.28. Director fees totaling $150 thousand associated with this grant will be recognized on July 1, 2021.

The following table summarizes the activity related to FNCB’s unvested restricted stock awards during the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
		Weighted-		Weighted-		Weighted-		Weighted-
		Average		Average		Average		Average
	Restricted	Grant Date	Restricted	Grant Date	Restricted	Grant Date	Restricted	Grant Date
(dollars in thousands)	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Unvested restricted stock awards:
Total outstanding, beginning of period	225,978	$7.34	201,415	$7.14	159,913	$7.07	128,150	$7.76
Awards granted	-	-	-	-	66,065	7.98	75,924	6.07
Forfeitures	(7,443)	7.38	-	-	(7,443)	7.38	(2,659)	6.24
Vestings	(44,238)	7.20	(31,783)	7.69	(44,238)	7.20	(31,783)	7.69
Total outstanding, end of period	174,297	$7.37	169,632	$7.04	174,297	$7.37	169,632	$7.04

Note 9. Regulatory Matters/Subsequent Events

FNCB’s ability to pay dividends to its shareholders is largely dependent on the Bank’s ability to pay dividends to FNCB. Bank regulations limit the amount of dividends that may be paid without prior approval of the Bank’s regulatory agency. For the three and six months ended June 30, 2021 cash dividends declared and paid by FNCB were $0.060 per share and $0.120 per share, respectively, and $0.055 per share and $0.110 per share, respectively, for the three and six months ended June 30, 2020. FNCB offers a Dividend Reinvestment and Stock Purchase Plan (“DRP”) to its shareholders. For the three and six months ended June 30, 2021 and 2020, dividend reinvestment shares were purchased in open market transactions, however, shares under the optional cash purchase feature of the DRP were issued from authorized but unissued common shares. Common shares issued under the DRP for the three and six months ended June 30, 2021, totaled 3,038 and 6,245, respectively, and 2,574 and 5,416, respectively for the same periods in 2020. Subsequent to June 30, 2021, on July 29, 2021, FNCB declared a cash dividend for the third quarter of 2021 of $0.075 per share, which is payable on September 15, 2021 to shareholders of record as of September 1, 2021.

On January 27, 2021, FNCB's Board of Directors authorized a stock repurchase program under which up to 975,000 shares of FNCB's outstanding common stock may be acquired in the open market commencing no earlier than February 3, 2021 and expiring December 31, 2021, pursuant to a trading plan that was adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. Under the program, shares are purchased from time to time at prevailing market prices, through open market transactions depending upon market conditions and administered through an independent broker. Repurchases are subject to SEC regulations as well as certain price, market volume and timing constraints specified in the trading plan. Under the program, the purchases will be funded from available working capital presently available to FNCB, and the repurchased shares will be returned to the status of authorized but unissued shares of Common Stock. There is not a guarantee as to the exact number of shares that will be repurchased by FNCB, and FNCB may discontinue at any time that management determines additional repurchases are no longer warranted. As of June 30, 2021, FNCB repurchased 193,530 shares at a weighted-average price per share of $7.18. Subsequent to June 30, 2021, and for the period July 1, 2021 through July 30, 2021, FNCB repurchased an additional 137,029 shares at a weighted-average price per share of $7.25.

The holding company is considered a small bank holding company and is exempt from risk-based capital and leverage rules, including Basel III. FNCB and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on FNCB’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, FNCB and the Bank must meet specific capital guidelines that involve quantitative measures of FNCB's and the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. FNCB's and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Management believes, as of June 30, 2021 and December 31, 2020, that FNCB and the Bank meet all applicable capital adequacy requirements.

Current quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the tables below) of Total capital, Tier I capital, and Tier I common equity (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). The following tables present summary information regarding the Bank’s risk-based capital and related ratios at June 30, 2021 and  December 31, 2020:

	FNCB Bank		Minimum Required For Capital Adequacy Purposes	Minimum Required For Capital Adequacy Purposes with Conservation Buffer	Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
(dollars in thousands)	Amount	Ratio	Ratio	Ratio	Ratio
June 30, 2021

Total capital (to risk-weighted assets)	$161,396	15.79%	8.00%	10.50%	10.00%

Tier I capital (to risk-weighted assets)	148,626	14.54%	6.00%	8.50%	8.00%

Tier I common equity (to risk-weighted assets)	148,626	14.54%	4.50%	7.00%	6.50%

Tier I capital (to average assets)	148,626	9.90%	4.00%	4.00%	5.00%

Total risk-weighted assets	1,022,134

Total average assets	1,501,242

	FNCB Bank		Minimum Required For Capital Adequacy Purposes	Minimum Required For Capital Adequacy Purposes with Conservation Buffer	Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
(dollars in thousands)	Amount	Ratio	Ratio	Ratio	Ratio
December 31, 2020

Total capital (to risk-weighted assets)	$149,173	15.79%	8.00%	10.50%	10.00%

Tier I capital (to risk-weighted assets)	137,356	14.54%	6.00%	8.50%	8.00%

Tier I common equity (to risk-weighted assets)	137,356	14.54%	4.50%	7.00%	6.50%

Tier I capital (to average assets)	137,356	9.57%	4.00%	4.00%	5.00%

Total risk-weighted assets	944,546

Total average assets	1,434,776

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

At June 30, 2021, FNCB owned 25 corporate debt securities with an aggregate amortized cost and fair value of $28.8 million and $29.7 million, respectively. At June 30, 2021, the market for 12 corporate debt securities with an amortized cost and fair value of $16.0 million and $16.6 million, respectively, was not active, based on transaction criteria for similar instruments.  FNCB obtained valuations for these securities from a third-party service provider that prepared the valuations using a discounted cash flow approach.  Management takes measures to validate the service providers’ analysis and is actively involved in the valuation process, including reviewing and verifying the assumptions used in the valuation calculations. Results of a discounted cash flow test are significantly affected by variables such as the estimate of the probability of default, estimates of future cash flows, discount rates, prepayment rates and the creditworthiness of the underlying issuers.  FNCB considers these inputs to be unobservable Level 3 inputs because they are based on estimates about the assumptions market participants would use in pricing this type of asset and developed based on the best information available under the circumstances rather than on observable inputs. As it relates to fair value measurements, once each issuer is categorized and the forecasted default rates have been applied, the expected cash flows are modeled using the variables described above. Discount rates ranging from 3.46% to 4.46% were applied to the expected cash flows to estimate fair value. Management will continue to monitor the market for these securities to assess the market activity and the availability of observable inputs and will continue to apply these controls and procedures to the valuations received from FNCB's third-party service provider.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the financial assets and liabilities that were measured at fair value on a recurring basis at June 30, 2021, and  December 31, 2020, and the fair value hierarchy of the respective valuation techniques utilized by FNCB to determine the fair value:

	Fair Value Measurements at June 30, 2021
			Significant	Significant
		Quoted Prices	Other	Other
		in Active Markets	Observable	Unobservable
		for Identical Assets	Inputs	Inputs
(in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Available-for-sale debt securities:
U.S. Treasury securities	$5,124	$-	$5,124	$-
Obligations of state and political subdivisions	215,389	-	215,389	-
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	107,000	-	107,000	-
Collateralized mortgage obligations - commercial	3,821	-	3,821	-
Mortgage-backed securities	19,976	-	19,976	-
Private collateralized mortgage obligations	41,247	-	41,247	-
Corporate debt securities	29,688	-	13,079	16,609
Asset-backed securities	10,562	-	10,562	-
Subtotal available-for-sale debt securities	432,807	-	416,198	16,609
Equity securities, at fair value	4,303	4,303	-	-
Derivative assets	163	-	163	-
Total	$437,273	$4,303	$416,361	$16,609

Financial liabilities:
Derivative liabilities	$91	$-	$91	$-
Total	$91	$-	$91	$-

	Fair Value Measurements at December 31, 2020
			Significant	Significant
		Quoted Prices	Other	Other
		in Active Markets	Observable	Unobservable
		for Identical Assets	Inputs	Inputs
(in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Available-for-sale debt securities:
Obligations of state and political subdivisions	$205,828	$-	$205,828	$-
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	56,972	-	56,972	-
Collateralized mortgage obligations - commercial	3,904	-	3,904	-
Mortgage-backed securities	13,026	-	13,026	-
Private collateralized mortgage obligations	38,199	-	38,199	-
Corporate debt securities	24,580	-	8,156	16,424
Asset-backed securities	7,526	-	7,526	-
Subtotal available-for-sale debt securities	350,035	-	333,612	16,424
Equity securities, at fair value	3,026	3,026	-	-
Derivative assets	23	-	23
Total	$353,084	$3,026	$333,635	$16,424

Financial liabilities:
Derivative liabilities	$143	$-	$143	$-
Total	$143	$-	$143	$-

During the six months ended June 30, 2021, four corporate debt securities were transferred from the Level 3 hierarchy to Level 2. Previously, the market for these securities was not active and management obtained fair values from an independent third party that utilized a discounted cash flow model. The market for these securities became active and beginning in the first quarter of 2021, management was able to obtain their fair values from the independent pricing service used to price the remainder of the portfolio. There were no transfers between levels within the fair value hierarchy during the six months ended June 30, 2020.

The following table presents a reconciliation and statement of operations classifications of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3), which consisted entirely of corporate debt securities, for the six months ended June 30, 2021 and 2020.

Fair Value Measurements
Using Significant Unobservable Inputs (Level 3)
	Corporate Debt Securities
	For the Six Months Ended June 30,
(in thousands)	2021	2020
Balance at January 1,	$16,424	$5,150
Additions	4,000	8,800
Redemptions	-	-
Transfer to Level 2	(3,947)	-
Sales	-	-
Total gains or losses (realized/unrealized):
Included in earnings	-	-
Included in other comprehensive income	132	(2,237)
Balance at June 30,	$16,609	$11,713

Assets Measured at Fair Value on a Non-Recurring Basis

The following tables present assets and liabilities measured at fair value on a non-recurring basis at June 30, 2021 and  December 31, 2020, and additional quantitative information about the valuation techniques and inputs utilized by FNCB to determine fair value. All assets were measured using Level 3 inputs.

	June 30, 2021
	Fair Value Measurement			Quantitative Information
	Recorded	Valuation	Fair	Valuation	Unobservable	Value/
(in thousands)	Investment	Allowance	Value	Technique	Inputs	Range
Impaired loans - collateral dependent	$4,677	$221	$4,456	Appraisal of collateral	Selling cost	10.0%
Impaired loans - other	6,167	29	6,138	Discounted cash flows	Discount rate	3.00% - 8.75%
Other real estate owned	196	(40)	236	Appraisal of collateral	Selling cost	10.0%

	December 31, 2020
	Fair Value Measurement			Quantitative Information
	Recorded	Valuation	Fair	Valuation	Unobservable	Value/
(in thousands)	Investment	Allowance	Value	Technique	Inputs	Range
Impaired loans - collateral dependent	$4,244	$218	$4,026	Appraisal of collateral	Selling cost	10.0%
Impaired loans - other	7,491	198	7,293	Discounted cash flows	Discount rate	3.00% - 8.75%
Other real estate owned	58	-	58	Appraisal of collateral	Selling cost	10.0%

The fair value of collateral-dependent impaired loans is determined through independent appraisals or other reasonable offers, which generally include various Level 3 inputs which are not identifiable. Management reduces the appraised value by the estimated costs to sell the property and may adjust the appraised values as necessary to consider any declines in real estate values since the time of the appraisal. For impaired loans that are not collateral-dependent, fair value is determined using the discounted cash flow method. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a valuation allowance or is charged off. The amount shown is the balance of impaired loans, net of any charge-offs and the related allowance for loan losses.

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

The following table summarizes the estimated fair values of FNCB’s financial instruments using an exit price notion at June 30, 2021 and at December 31, 2020.  FNCB discloses fair value information about financial instruments, whether or not recognized in the statements of financial condition, for which it is practicable to estimate that value. The fair value of financial instruments that are not measured at fair value in the financial statements were based on the exit price notion. The following estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, management judgment is required to interpret data and develop fair value estimates. Accordingly, the estimates below are not necessarily indicative of the amounts FNCB could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	Fair Value	June 30, 2021		December 31, 2020
(in thousands)	Measurement	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Cash and short term investments	Level 1	$55,942	$55,942	$155,811	$155,811
Available-for-sale debt securities	See table on page 21	432,807	432,807	350,035	350,035
Equity securities	Level 1	4,303	4,303	3,026	3,026
Restricted stock	Level 2	1,099	1,099	1,745	1,745
Loans held for sale	Level 2	642	642	2,107	2,107
Loans, net	Level 3	964,253	967,108	889,152	891,880
Accrued interest receivable	Level 2	4,485	4,485	4,286	4,286
Equity securities without readily determinable fair values	Level 3	500	500	500	500
Servicing rights	Level 3	300	557	324	479
Derivative assets	Level 2	163	163	23	23

Financial liabilities
Deposits	Level 2	1,338,178	1,338,593	1,287,448	1,288,567
Borrowed funds	Level 2	10,310	10,310	10,310	10,310
Accrued interest payable	Level 2	87	87	108	108
Derivative liabilities	Level 2	91	91	135	143

Note 11. Earnings per Share

For FNCB, the numerator of both the basic and diluted earnings per share of common stock is net income available to common shareholders. The weighted-average number of common shares outstanding used in the denominator for basic earnings per common share is increased to determine the denominator used for diluted earnings per common share by the effect of potentially dilutive common share equivalents utilizing the treasury stock method. For the three and six months ended June 30, 2021 and 2020, common share equivalents consisted entirely of incremental shares of unvested restricted stock.

The following table presents the calculation of both basic and diluted earnings per share of common stock for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share data)	2021	2020	2021	2020
Net income	$5,229	$4,021	$11,062	$6,084

Basic weighted-average number of common shares outstanding	20,222,216	20,191,527	20,232,183	20,182,012
Plus: Common share equivalents	10,478	-	10,911	2,034
Diluted weighted-average number of common shares outstanding	20,232,694	20,191,527	20,243,094	20,184,046

Income per common share:
Basic	$0.26	$0.20	$0.55	$0.30
Diluted	$0.26	$0.20	$0.55	$0.30

Note 12. Other Comprehensive Income

The following table summarizes the reclassifications out of accumulated other comprehensive income for the three and six months ended June 30, 2021 and 2020, comprised entirely of unrealized gains and losses on available-for-sale debt securities:

	For the Three Months Ended June 30, 2021		For the Six Months Ended June 30, 2021
(in thousands)	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Income	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Income
Available-for-sale debt securities:
Reclassification adjustment for net gains reclassified into net income	$-	Net gain on the sale of available-for-sale debt securities	$(213)	Net gain on the sale of available-for-sale debt securities
Taxes	-	Income taxes	45	Income taxes
Net of tax amount	$-		$(168)

	For the Three Months Ended June 30, 2020		For the Six Months Ended June 30, 2020
(in thousands)	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Income	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Income
Available-for-sale debt securities:
Reclassification adjustment for net gains reclassified into net income	$(922)	Net gain on the sale of available-for-sale debt securities	$(1,071)	Net gain on the sale of available-for-sale debt securities
Taxes	193	Income taxes	225	Income taxes
Net of tax amount	$(729)		$(846)

The following table summarizes the changes in accumulated other comprehensive income, net of tax for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Balance, beginning of period	$8,299	$6,351	$13,886	$3,056
Other comprehensive income (loss) before reclassifications	2,898	5,157	(2,521)	8,569
Amount reclassified from accumulated other comprehensive income	-	(729)	(168)	(846)
Net other comprehensive income (loss) during the period	2,898	4,428	(2,689)	7,723
Balance, end of period	$11,197	$10,779	$11,197	$10,779

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

These forward-looking statements include statements with respect to FNCB’s beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, that are subject to significant risks and uncertainties, and are subject to change based on various factors (some of which are beyond our control). The words “may,” “could,” “should,” “will,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “project,” “future” and similar expressions are intended to identify forward-looking statements. The following factors, among others, could cause FNCB’s financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the effect of the novel Coronavirus Disease 2019 ("COVID-19") pandemic on FNCB and its customers, the Commonwealth of Pennsylvania and the United States, related to the economy and overall financial stability; government and regulatory responses to the COVID-19 pandemic; government intervention in the U.S. financial system including the effects of recent legislative, tax, accounting and regulatory actions and reforms, including, but not limited to, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and the Tax Cuts and Jobs Act; political instability; the ability of FNCB to manage credit risk; weakness in the economic environment, in general, and within FNCB’s market area; the deterioration of one or a few of the commercial real estate loans with relatively large balances contained in FNCB’s loan portfolio; greater risk of loan defaults and losses from concentration of loans held by FNCB, including those to insiders and related parties; if FNCB’s portfolio of loans to small and mid-sized community-based businesses increases its credit risk; if FNCB’s ALLL is not sufficient to absorb actual losses or if increases to the allowance for loan and lease losses ("ALLL") were required; FNCB is subject to interest-rate risk and any changes in interest rates could negatively impact net interest income or the fair value of FNCB's financial assets; if management concludes that the decline in value of any of FNCB’s investment securities is other-than-temporary could result in FNCB recording an impairment loss; if FNCB’s risk management framework is ineffective in mitigating risks or losses to FNCB; if FNCB is unable to successfully compete with others for business; a loss of depositor confidence resulting from changes in either FNCB’s financial condition or in the general banking industry; if FNCB is unable to retain or grow its core deposit base; inability or insufficient dividends from its subsidiary, FNCB Bank; if FNCB loses access to wholesale funding sources; interruptions or security breaches of FNCB’s information systems; any systems failures or interruptions in information technology and telecommunications systems of third parties on which FNCB depends; security breaches; if FNCB’s information technology is unable to keep pace with growth or industry developments or if technological developments result in higher costs or less advantageous pricing; the loss of management and other key personnel; dependence on the use of data and modeling in both its management’s decision-making generally and in meeting regulatory expectations in particular; additional risk arising from new lines of business, products, product enhancements or services offered by FNCB; inaccuracy of appraisals and other valuation techniques FNCB uses in evaluating and monitoring loans secured by real property and other real estate owned; unsoundness of other financial institutions; damage to FNCB’s reputation; defending litigation and other actions; dependence on the accuracy and completeness of information about customers and counterparties; risks arising from future expansion or acquisition activity; environmental risks and associated costs on its foreclosed real estate assets; any remediation ordered, or adverse actions taken, by federal and state regulators, including requiring FNCB  to act as a source of financial and managerial strength for the FNCB Bank in times of stress;  costs arising from extensive government regulation, supervision and possible regulatory enforcement actions; new or changed legislation or regulation and regulatory initiatives; noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations; failure to comply with numerous "fair and responsible banking" laws; any violation of laws regarding privacy, information security and protection of personal information or another incident involving personal, confidential or proprietary information of individuals; any rulemaking changes implemented by the Consumer Financial Protection Bureau; non-compliance with the Paycheck Protection rules and regulations; inability to attract and retain its highest performing employees due to potential limitations on incentive compensation contained in proposed federal agency rulemaking; any future increases in FNCB Bank’s FDIC deposit insurance premiums and assessments; and the success of FNCB at managing the risks involved in the foregoing and other risks and uncertainties, including those detailed in FNCB’s filings with the SEC.

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

Readers should carefully review the risk factors described in the documents that FNCB periodically files with the SEC, including its Annual Report on Form 10-K for the year ended December 31, 2020 and Quarterly Report on Form 10-Q for the period ended March 31, 2021.

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

FNCB’s accounting policies are fundamental to understanding management’s discussion and analysis of its financial condition and results of operations. Management has identified the policies on the determination of the ALLL, the valuation of securities and evaluation of securities for impairment, the valuation of other real estate owned (“OREO”) and income taxes to be critical, as management is required to make subjective and/or complex judgments about matters that are inherently uncertain and could be most subject to revision as new information becomes available.

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

On a quarterly basis, management evaluates individual investment securities in an unrealized loss position for other than temporary impairment (“OTTI”). The evaluation for OTTI requires the use of various assumptions, including but not limited to, the length of time an investment’s fair value is less than book value, the severity of the investment’s decline, any credit deterioration of the issuer, whether management intends to sell the security, and whether it is more-likely-than-not that FNCB will be required to sell the security prior to recovery of its amortized cost basis. Debt investment securities deemed to have OTTI are written down by the impairment related to the estimated credit loss, and the non-credit related impairment loss is recognized in other comprehensive income. FNCB did not recognize any OTTI charges on investment securities for the three and six months ended June 30, 2021 and 2020 within the consolidated statements of income.

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

In connection with determining the income tax provision or benefit, management considers maintaining liabilities for uncertain tax positions and tax strategies that it believes contain an element of uncertainty. Periodically, management evaluates each of FNCB’s tax positions and strategies to determine whether a liability for uncertain tax benefits is required. As of June 30, 2021 and December 31, 2020, management determined that FNCB did not have any uncertain tax positions or tax strategies and that no liability was required to be recorded.

Refer to Note 5, “Income Taxes,” of the notes to consolidated financial statements included in Item 1 hereof for additional information about income taxes.

New Authoritative Accounting Guidance and Accounting Guidance to be Adopted in Future Periods

Refer to Note 2, “New Authoritative Accounting Guidance,” of the notes to consolidated financial statements included in Item 1 hereof for information about new authoritative accounting guidance adopted by FNCB as of June 30, 2021, as well as new accounting guidance issued, but not previously reported, that will be adopted by FNCB in future periods.

Impact of the COVID-19 pandemic

On December 27, 2020, another COVID-19 relief bill was signed into law that extended and modified several provisions of the PPP to include an additional allocation of $284 billion in funding. On January 19, 2021, FNCB began originating additional PPP under this round of funding. The SBA continued to accept new applications through May 31, 2021.  During the six months ended June 30, 2021, FNCB had generated and received SBA approval and funding for 679 PPP loans totaling $76.3 million and received $3.6 million in related loan origination fees associated with this funding, which has been deferred and will be recognized upon forgiveness or repayment. During the six months ended June 30, 2021, FNCB received forgiveness for PPP loans totaling $69.1 million, with $2.3 million in PPP loan origination fees, net of loan origination costs, recognized into interest income upon forgiveness. PPP loans outstanding at June 30, 2021 were $85.8 million. FNCB expects to apply and receive forgiveness for the majority of these loans by the end of 2021.

During the first half of 2021, widespread availability and distribution of vaccines has led to lifting of restrictions, reopening of the economy and improving economic growth across the United States and more specifically within our market area. In early April 2021, the Governor of Pennsylvania reduced some of the restrictions on certain businesses, primarily restaurants and hospitality-related businesses. However, lingering effects from the COVID-19 pandemic, including the effects of variants, such as the Delta variant, continue to impact employment and supply-chains affecting national, regional and local economies. FNCB branches are open, and while fully operational, FNCB continues to follow CDC and Commonwealth guidance and take additional precautions to ensure the safety of its customers and its employees. Specifically, plexiglass shields are utilized in teller and personal banker areas and 6 feet social distancing signage remains in place. Fully-vaccinated customers and employees, as of the date of this Report, are allowed to enter bank premises without face masks. FNCB requires employees who are not fully-vaccinated to wear masks at all times while on bank premises.

Regarding our banking operations, commercial activity within our market area, while improving, remains volatile and has not returned pre-pandemic levels. Economic restrictions adopted in 2020 caused many borrowers to request payment deferrals and other payment accomodations. As of the end of the second quarter of 2021, nearly all have resumed making contractual principal and interest payments. While positive developments have occurred, management is keenly aware that uncertainty regarding the pandemic still exists. The number of positive cases has risen in recent weeks, as the Delta variant of the virus has begun rapidly spreading, specifically in areas with low vaccination rates. The reinstitution of restrictions by federal, state and local governmentsm, if adopted, could negatively impact economic recovery, and result in financial distress for FNCB’s business and consumer customers, which could impede loan growth and result in asset quality deterioration. Additionally, FNCB's commercial customer base includes businesses in industries such as hotel/lodging, restaurants, hospitality, and retail and commercial real estate, all of which had been significantly and adversely impacted in 2020 by economic restriction related to the COVID-19 pandemic. Management continues to closely monitor customers within these industries as the economic recovery unfolds.

Management expects the COVID-19 pandemic, as well as certain provisions of legislative and regulatory relief efforts, to continue to impact FNCB's operations. The full impact is still unknown, continues to evolve and will be contingent upon the spread of variant strains, vaccination rates and continued economic recovery. At this time, management cannot determine or estimate the full magnitude of the impact and cannot provide any assurances as to the effect on FNCB's results of operations or financial position. The FNCB team will continue to work diligently to address any issues related to the COVID-19 pandemic in a safe and sound manner as they arise. Management believes that FNCB's balance sheet and capital position are strong and will allow FNCB to withstand any further challenges that may be presented.

Executive Summary

The following overview should be read in conjunction with this MD&A in its entirety.

FNCB recorded consolidated net income of $5.2 million, or $0.26 per basic and diluted common share, for the three months ended June 30, 2021, an increase of $1.2 million, or 30.0%, compared to $4.0 million, or $0.20 per basic and diluted common share, for the three months ended June 30, 2020. The increase in second quarter earnings was primarily due to a $2.4 million, or 25.6%, increase in net interest income, coupled with a $0.7 million, or 81.3%, reduction in the provision for loan and lease losses. Partially offsetting these favorable variances comparing the three months ended June 30, 2021 and 2020 was a $0.8 million, or 31.7%, reduction in non-interest income and a $0.8 million, or 12.5%, increase in non-interest expense. Net income for the six months ended June 30, 2021 totaled $11.1 million, or $0.55 per basic and diluted share, an increase of $5.0 million, or 81.8%, compared to $6.1 million, or $0.30 per basic and diluted shares, for the same six months of 2020. Similar to the quarterly period, the increase in year-to-date net income was caused primarily by a $4.7 million, or 24.9%, increase in net interest income and a $1.6 million, or 82.8%, reduction in the provision for loan and lease losses, partially offset by an $0.8 million, or 5.6%, increase in non-interest expense. However, comparing the six months ended June 30, 2021 and 2020, non-interest income increased $0.3 million, or 6.9%.

For the three and six months ended June 30, 2021, the annualized return on average assets was 1.38% and 1.49%, respectively, and 1.21% and 0.96%, respectively, for the same period of 2020. The annualized return on average equity was 13.37% and 14.31%, respectively for the three and six months ended June 30, 2021, compared to 11.62% and 8.87%, for the comparable periods of 2020. FNCB declared and paid dividends to holders of common stock of $0.060 per share for the second quarter of 2021 and $0.120 per share for the six months ended June 30, 2021, a 9.1% increase compared to $0.055 and $0.110 per share for the same periods of 2020.

Total assets increased $59.1 million, or 4.0%, to $1.525 billion at June 30, 2021 from $1.466 billion at December 31, 2020. The change in total assets primarily reflected increases in net loans and available-for-sale debt securities, which were partially offset by a decrease in cash and cash equivalents. Net loans increased $75.1 million, or 8.4%, to $964.3 million at June 30, 2021 from $889.2 million at December 31, 2020.  Also contributing to the balance sheet expansion was a $82.8 million, or 23.6%, increase in available-for-sale debt securities to $432.8 million at June 30, 2021 from $350.0 million at December 31, 2020. Cash and cash equivalents decreased $99.9 million, or 64.1%, to $55.9 million at June 30, 2021 from $155.8 million at December 31, 2020. Total deposits increased $50.7 million, or 3.9%, to $1.338 billion at June 30, 2021 from $1.287 billion at December 31, 2020. Total borrowed funds, comprised entirely of FNCB's junior subordinated debentures, remained constant at $10.3 million at June 30, 2021 and December 31, 2020.

On January 27, 2021, FNCB's Board of Directors authorized a stock repurchase program under which up to 975,000 shares of FNCB's outstanding common stock may be acquired in the open market commencing no earlier than February 3, 2021 and expiring December 31, 2021, pursuant to a trading plan that was adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. Under the program, shares are purchased from time to time at prevailing market prices, through open market transactions depending upon market conditions and administered through an independent broker. Repurchases are subject to SEC regulations as well as certain price, market volume and timing constraints specified in the trading plan. Under the program, the purchases will be funded from available working capital presently available to FNCB, and the repurchased shares will be returned to the status of authorized but unissued shares of Common Stock. There is not a guarantee as to the exact number of shares that will be repurchased by FNCB, and FNCB may discontinue at any time that management determines additional repurchases are no longer warranted. As of June 30, 2021, FNCB repurchased 193,530 shares for an approximate aggregate cost of $1.4 million.

Total shareholders’ equity increased $4.7 million, or 3.1%, to $160.6 million at June 30, 2021 from $155.9 million at December 31, 2020.  The increase in capital was primarily due to net income for the six months ended June 30, 2021 of $11.1 million, partially offset by $2.4 million in dividends declared and paid for the six months ended June 30, 2021, a $2.7 million decrease in accumulated other comprehensive income related primarily to the depreciation in the fair value of FNCB's available-for-sale debt securities, net of deferred taxes, and $1.4 million for the repurchase of common shares. FNCB Bank's total risk-based capital and Tier 1 leverage ratios were 15.79% and 9.90% at June 30, 2021, respectively, compared to 15.79% and 9.57% at December 31, 2020, respectively.

For the remainder of 2021, management is focused on assisting customers with PPP loans through the forgiveness process, enhancing FNCB’s digital banking platform and evaluating opportunities to leverage capital to improve FNCB’s future profitability.

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

In response to the significant disruption and uncertainty in the economic environment brought on by COVID-19, the Federal Open Market Committee ("FOMC") lowered the federal funds target rate 150 basis points in two emergency actions in March 2020. As a result, the target range for federal funds fell from 1.50%-1.75% at December 31, 2020 to 0.00%-0.25% at March 31, 2020 and has remained at that level through June 30, 2021. The FOMC actions, along with decreases in general market interest rates, have resulted in decreases in yields earned on earning-assets, as well as the rates paid on interest-bearing liabilities comparing the three and six months ended June 30, 2021 and 2020. Additionally, net interest income, earning-asset yields and the net interest margin were impacted by the origination, funding and forgiveness of PPP loans.

Net interest income on a tax-equivalent basis increased $2.5 million, or 25.3%, to $12.3 million for the three months ended June 30, 2021 from $9.8 million for the comparable period of 2020. The improvement in tax-equivalent net interest income primarily reflected an increase in tax-equivalent interest income of $1.6 million or 14.3%, to $13.0 million for the second quarter of 2021 from $11.4 million for the same quarter of 2020, coupled with a decrease in interest expense of $0.8 million, or 52.4%, to $0.8 million from $1.6 million comparing the second quarters of 2021 and 2020. The tax-equivalent net interest margin, a key measurement used in the banking industry to measure income from earning assets relative to the cost to fund those assets, is calculated by dividing tax-equivalent net interest income by average interest-earning assets.  FNCB’s tax-equivalent net interest margin improved 40 basis points to 3.58% for the second quarter of 2021 from 3.18% for the same quarter of 2020, and 30 basis points to 3.53% for the six months ended June 30, 2021, from 3.23% for the same six-month period of 2020. The margin improvement was primarily impacted by activity related to PPP loans, coupled with decreases in funding costs.  Additionally, rate spread, the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities shown on a fully tax-equivalent basis, improved 49 basis points to 3.50% for the three months ended June 30, 2021 from 3.01% for the same three months of 2020 . For the year-to-date period ended June 30, 2021, the rate spread improved 41 basis points to 3.45% from 3.04% for the same period of 2020.

The $1.6 million, or 14.3%, increase in tax-equivalent interest income comparing the second quarters of 2021 and 2020 largely reflected higher volumes of earning assets, coupled with a net increase in the tax-equivalent yield on earning assets.  Total average earning assets increased $138.1 million, or 11.2%, to $1.371 billion for the three months ended June 30, 2021 from $1.233 billion for the same three months of 2020, which resulted in a corresponding increase in tax-equivalent interest income of $1.0 million. Specifically, total securities averaged $409.2 million for the second quarter of 2021, an increase of $105.0 million, or 34.5%, from $304.2 million for the second quarter of 2020, which was largely due to the redeployment of excess cash into the investment portfolio. Additionally, average total loans increased $32.4 million, or 3.5%, to $954.4 million for the second quarter of 2021 from $922.0 million for the same quarter of 2020, which largely reflected PPP loans originated under the second round of funding for this program. The average balance of PPP loans increased $15.9 million, or 17.7%, to $105.7 million for the second quarter of 2021 from $89.8 million for the second quarter of 2020. Increases in the average balances of securities and loans resulted in corresponding increases to tax-equivalent interest income of $0.7 million and $0.3 million, respectively, comparing the three months ended June 30, 2021 and 2020. In addition to the volume increase there was a 10-basis point increase in the tax-equivalent yield on earning assets, which resulted in a corresponding increase in tax-equivalent interest income of $0.6 million. The tax-equivalent yield on the loan portfolio increased 35 basis points to 4.33% for the three months ended June 30, 2021 compared to 3.98% for the same three months of 2020. Loan yields were favorably impacted by the recognition of $1.1 million in net deferred loan origination fees on forgiven PPP loans. Partially offsetting the positive impact due to the increase in loan yields, was a 30-basis point reduction in the tax-equivalent yield on the securities portfolio to 2.63% for the second quarter of 2021 from 2.93% for the same quarter of 2020, which resulted in a corresponding decrease to tax-equivalent interest income of $0.3 million.

The $0.8 millon, or 52.4%, decrease in interest expense was primarily due to a 39-basis point reduction in the cost of funds to 0.30% for the three months ended June 30, 2021 from 0.69% for the same three months of 2020. Specifically, the average rate paid for interest-bearing deposits decreased 37 basis points to 0.28% for the second quarter of 2021 from 0.65% for the same period of 2020, resulting in a corresponding decrease to interest expense of $0.8 million. The average rates paid for interest-bearing demand and time deposits, which reflected the reduction in market interest rates and repricing of higher-costing time deposit upon maturity, decreased 34 basis points and 53 basis points, respectively, comparing the three months ended June 30, 2021 and 2020. The decrease in interest expense due to changes in deposit rates was coupled with a $71.5 million, or 87.4% decrease in average borrowed funds comparing the three months ended June 30, 2021 to the same period of 2020, which resulted in a corresponding decrease in interest expense $0.3 million. FNCB experienced strong deposit growth due to additional fiscal stimulus passed in the first quarter of 2021. Changing customer deposit preferences due to the reduction in economic activity and uncertainty related to the COVID-19 pandemic also contributed to the deposit growth, as well as factoring into deposit migration from time deposits into non-maturity deposits. Specifically, average interest-bearing deposits increased $169.1 million, or 19.9%, to $1.020 billion from $850.5 million comparing the second quarters of 2021 and 2020, respectively. Average interest-bearing demand deposits increased $149.3 million, or 26.5%, to $712.8 million for the second quarter of 2021 compared to $563.5 million for the same quarter of 2020, while average savings deposits increased $23.8 million, or 24.0%, to $123.3 million from $99.4 million comparing the second quarters of 2021 and 2020, respectively. Conversely, average time deposits decreased $4.0 million to $183.6 million for the three months ended June 30, 2021 from $187.6 million for the same three months of 2020. The strong growth in deposit volumes resulted in a combined net increase to interest expense of $0.1 million. Average borrowed funds decreased $71.5 million, or 87.4%, to $10.3 million from $81.8 million comparing the second quarters of 2021 and 2020, which resulted in a decrease to interest expense of $0.3 million, as previously mentioned.

On a year-to-date basis, tax-equivalent net interest income increased $4.8 million, or 25.1%, to $23.9 million for the six months ended June 30, 2021 from $19.1 million for the comparable period of 2020. The improvement in tax-equivalent net interest income was due to a $2.8 million, or 12.5%, increase in tax-equivalent interest income, coupled with a $2.0 million, or 54.9%, decrease in interest expense. The increase in tax-equivalent interest income for the year-to-date period resulted primarily from the $179.8 million, or 15.3%, increase in average earning asset balances. Average total security balances increased $97.9 million, or 34.0%, to $385.7 million for the six months ended June 30, 2021 from $287.8 million for the same period of 2020, resulting in an increase of $1.4 million in interest income. In addition, average loan balances increased $59.8 million, or 6.8%, to $937.5 million for the six months ended June 30, 2021, compared to $877.7 million for the same six months of 2020, resulting in an increase of $1.3 million in interest income. Changes in the tax-equivalent yields on earnings assets had only a modest impact on year-to-date tax-equivalent interest income, as an 11-basis point increase in the tax-equivalent yield on the loan portfolio was almost entirely offset by a 20-basis point reduction in the tax-equivalent yield on the securities portfolio.

The $2.0 million, or 54.9%, decrease in interest expense resulted primarily from a decrease in funding costs, and a reduction in average borrowed funds, partially offset by an increase in average interest-bearing deposits. FNCB's total cost of funds decreased 47 basis points to 0.32% for the six months ended June 30, 2021 from 0.79% for the same six months of 2020, resulting in a corresponding decrease to interest expense of $1.8 million.  The cost of interest-bearing deposits decreased 43 basis points to 0.30% from 0.73%, respectively, comparing the six months ended June 30, 2021 and 2020. Specifically, comparing the year-to-date periods of 2021 and 2020, the rates paid on time deposits, interest-bearing demand deposits and savings deposits decreased 56 basis points, 41 basis points and 4 basis points, respectively. Regarding volumes of interest-bearing liabilities, borrowed funds averaged $10.3 million for the six months ended June 30, 2021, a decrease of $61.5 million, or 85.7%, from $71.8 million for the same period of 2020, which resulted in a corresponding decrease to interest expense of $0.5 million. Partially offsetting this decrease was a $173.5 million, or 20.8%, increase in average interest-bearing deposits to $1.009 billion for the first half of 2021 compared to $835.9 million for the same period of 2021, which resulted in additional interest expense of $0.3 million.

Net interest income depends upon the relative amount of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them. The following tables present certain information about FNCB’s consolidated statements of financial condition and consolidated statements of income for the three and  six-month periods ended June 30, 2021 and 2020 and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are calculated by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include amortization of fees which are considered adjustments to yields.

	Three Months Ended
	June 30, 2021			June 30, 2020
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Assets
Earning assets (2)(3)
Loans-taxable (4)	$909,833	$9,897	4.35%	$875,119	$8,661	3.96%
Loans-tax free (4)	44,583	437	3.92%	46,836	505	4.31%
Total loans (1)(2)	954,416	10,334	4.33%	921,955	9,166	3.98%
Securities-taxable	326,848	2,039	2.50%	247,939	1,739	2.81%
Securities-tax free	82,304	653	3.17%	56,220	491	3.49%
Total securities (1)(5)	409,152	2,692	2.63%	304,159	2,230	2.93%
Interest-bearing deposits in other banks and federal funds sold (8)	7,042	1	0.06%	6,439	3	0.19%
Total earning assets (8)	1,370,610	13,027	3.80%	1,232,553	11,399	3.70%
Non-earning assets (8)	158,239			118,722
Allowance for loan and lease losses	(12,378)			(10,114)
Total assets	$1,516,471			$1,341,161

Liabilities and Shareholders' Equity
Interest-bearing liabilities
Interest-bearing demand deposits	$712,760	327	0.18%	$563,491	728	0.52%
Savings deposits	123,261	22	0.07%	99,434	23	0.09%
Time deposits	183,591	369	0.80%	187,600	625	1.33%
Total interest-bearing deposits	1,019,612	718	0.28%	850,525	1,376	0.65%
Borrowed funds and other interest-bearing liabilities	10,310	48	1.86%	81,813	234	1.14%
Total interest-bearing liabilities	1,029,922	766	0.30%	932,338	1,610	0.69%
Demand deposits	317,670			258,609
Other liabilities	11,998			11,065
Shareholders' equity	156,881			139,149
Total liabilities and shareholder's equity	$1,516,471			$1,341,161

Net interest income/interest rate spread (6) (8)		12,261	3.50%		9,789	3.01%
Tax equivalent adjustment		(229)			(209)
Net interest income as reported		$12,032			$9,580

Net interest margin (7) (8)			3.58%			3.18%

(1)	Interest income is presented on a tax equivalent basis using a 21% rate.
(2)	Loans are stated net of unearned income.
(3)	Non-accrual loans are included in loans within earning assets.
(4)	Loan fees included in interest income are not significant.
(5)	The yields for securities that are classified as available for sale is based on the average historical amortized cost.
(6)	Interest rate spread represents the difference between the average yield on interest earning assets and the cost of interest-bearing liabilities and is presented on a tax equivalent basis.
(7)	Net interest income as a percentage of total average interest earning assets.
(8)	Reflects revisions to average balances for the three months ended June 30, 2020 to reclassify certain average deposits in other banks from non-interest deposits in other banks to non-earning assets in the amount of $21,419.

	Six Months Ended
	June 30, 2021			June 30, 2020
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Assets
Earning assets (2)(3)
Loans-taxable (4)	$891,789	$19,298	4.33%	$827,987	$17,354	4.19%
Loans-tax free (4)	45,733	924	4.04%	49,726	1,070	4.30%
Total loans (1)(2)	937,522	20,222	4.31%	877,713	18,424	4.20%
Securities-taxable	306,601	4,007	2.61%	255,817	3,666	2.87%
Securities-tax free	79,108	1,268	3.21%	31,959	563	3.52%
Total securities (1)(5)	385,709	5,275	2.74%	287,776	4,229	2.94%
Interest-bearing deposits in other banks and federal funds sold (8)	28,904	4	0.03%	6,835	24	0.70%
Total earning assets (8)	1,352,135	25,501	3.77%	1,172,324	22,677	3.83%
Non-earning assets (8)	154,128			109,620
Allowance for loan and lease losses	(12,284)			(9,540)
Total assets	$1,493,979			$1,272,404

Liabilities and Shareholders' Equity
Interest-bearing liabilities
Interest-bearing demand deposits	$704,324	707	0.20%	$546,146	1,658	0.61%
Savings deposits	118,830	42	0.07%	96,712	51	0.11%
Time deposits	186,252	767	0.82%	193,013	1,327	1.38%
Total interest-bearing deposits	1,009,406	1,516	0.30%	835,871	3,036	0.73%
Borrowed funds and other interest-bearing liabilities	10,310	96	1.86%	71,828	541	1.51%
Total interest-bearing liabilities	1,019,716	1,612	0.32%	907,699	3,577	0.79%
Demand deposits	306,161			215,371
Other liabilities	12,205			11,350
Shareholders' equity	155,897			137,984
Total liabilities and shareholder's equity	$1,493,979			$1,272,404

Net interest income/interest rate spread (6) (8)		23,889	3.45%		19,100	3.04%
Tax equivalent adjustment		(460)			(343)
Net interest income as reported		$23,429			$18,757

Net interest margin (7) (8)			3.53%			3.23%

(1)	Interest income is presented on a tax equivalent basis using a 21% rate.
(2)	Loans are stated net of unearned income.
(3)	Non-accrual loans are included in loans within earning assets.
(4)	Loan fees included in interest income are not significant.
(5)	The yields for securities that are classified as available for sale is based on the average historical amortized cost.
(6)	Interest rate spread represents the difference between the average yield on interest earning assets and the cost of interest-bearing liabilities and is presented on a tax equivalent basis.
(7)	Net interest income as a percentage of total average interest earning assets.
(8)	Reflects revisions to average balances for the three months ended June 30, 2020 to reclassify certain average deposits in other banks from non-interest deposits in other banks to non-earning assets in the amount of $11,292.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2021 vs. 2020			2021 vs. 2020
	Increase (Decrease)			Increase (Decrease)
	Due to	Due to	Total	Due to	Due to	Total
(in thousands)	Volume	Rate	Change	Volume	Rate	Change
Interest income:
Loans - taxable	$353	$883	$1,236	$1,368	$576	$1,944
Loans - tax free	(24)	(45)	(69)	(83)	(63)	(146)
Total loans	329	838	1,167	1,285	513	1,798
Securities - taxable	508	(208)	300	683	(342)	341
Securities - tax free	210	(48)	162	760	(55)	705
Total securities	718	(256)	462	1,443	(397)	1,046
Interest-bearing deposits in other banks and federal funds sold	-	(2)	(2)	20	(40)	(20)
Total interest income	1,047	580	1,627	2,748	76	2,824

Interest expense:
Interest-bearing demand deposits	157	(558)	(401)	383	(1,334)	(951)
Savings deposits	5	(6)	(1)	10	(19)	(9)
Time deposits	(13)	(243)	(256)	(45)	(515)	(560)
Total interest-bearing deposits	149	(807)	(658)	348	(1,868)	(1,520)
Borrowed funds and other interest-bearing liabilities	(279)	93	(186)	(549)	104	(445)
Total interest expense	(130)	(714)	(844)	(201)	(1,764)	(1,965)
Net interest income	$1,177	$1,294	$2,471	$2,949	$1,840	$4,789

Provision for Loan and Lease Losses

The provision for loan and lease losses is an expense charged against net interest income to provide for probable losses attributable to uncollectible loans and is based on management’s analysis of the adequacy of the ALLL. A release of reserves, resulting in a credit for loan and lease losses, reflects the reversal of amounts previously charged to the ALLL. Management closely monitors the loan portfolio and the adequacy of the ALLL by considering the underlying financial performance of the borrower, collateral values and associated credit risks. Future material adjustments may be necessary to the provision for loan and lease losses and the ALLL if economic conditions or loan performance differ substantially from the assumptions management considered in its evaluation of the ALLL. In 2020, management tried to address any potential adverse impact the COVID-19 pandemic had on economic conditions in its application of FNCB's methodology on the ALLL by adjusting the qualitative factor associated with changes in national, local and business economic conditions and developments and increasing the unallocated portion of the ALLL to a maximum of 10.0% of the total allowance. Both actions resulted in higher credit provisioning in 2020. During the first half of 2021, FNCB's asset quality metrics have remained favorable and FNCB is not aware of any losses related to COVID-19 as of the date of this Report. While the economy has begun to recover, COVID-19 continues to be an issue as the number of new cases related to the Delta variant have started to increase. Due to the continued uncertainty surrounding the virus, management has maintained the qualitative factor associated with changes in national, local and business economic conditions and development at the heightened level established in 2020.

FNCB recorded a provision for loan and lease losses of $155 thousand for the three-month period ended June 30, 2021 compared to $831 thousand for the three months ended June 30, 2020. The provision for loan and lease losses totaled $341 thousand for the six months ended June 30, 2021, a decrease of $1.6 million, from $2.0 million for the same six months of 2020, reflecting the higher credit provisioning during 2020.

Non-interest Income

For the three months ended June 30, 2021, non-interest income decreased $0.8 million, or 31.7%, to $1.7 million from $2.5 million for the three months ended June 30, 2020. The decrease was largely due to reductions in net gains on the sale of available-for-sale debt securities of $922 thousand and loan referral fees of $198 thousand, partially offset by an increase in deposit service charges of $248 thousand. There were no net gains realized on the sale of available-for-sale debt securities during the three months ended June 30, 2021. Comparatively, net gains realized on the sale of available-for-sale debt securities were $922 thousand for the same three-month period of 2020. Loan referral fees include fees received from counterparties related to various commercial loan interest rate swap transactions and fees received for the referral of FHA residential mortgage loans to a third-party broker. The reduction in loan referral fees reflected a decrease in the number and volume of such transactions in 2021 as compared to 2020. These reductions were partially offset by a $248 thousand, or 35.0%, increase in deposit service charges to $956 thousand for the three months ended June 30, 2021 compared to $708 thousand for the three months ended June 30, 2020.

For the six months ended June 30, 2021, non-interest income increased $288 thousand, or 6.8%, to $4.5 million from $4.2 million for the same period of 2020. The increase resulted primarily from a settlement in the amount of $426 thousand from bank-owned life insurance death benefit claim that was recognized in 2021, coupled with increases in net gains on equity securities, deposit service charges and loan-related fees. Net gains on equity securities were $400 thousand for the six months ended June 30, 2021, compared to $18 thousand for the same period of 2020, an increase of $382 thousand. Deposit service charges increased $297 thousand, or 19.4%, to $1.8 million from $1.5 million for the same six-month period of 2020, resulting from an increase in debit card usage. Additionally, loan-related fees increased $156 thousand, or 192.6%, to $237 thousand for the six months ended June 30, 2021, compared to $81 thousand for the six months ended June 30, 2020. The increase in loan related fees was due primarily to the recognition of servicing fees on loans originated under the Main Street Lending Program. These increases were slightly offset by a $858 thousand, or 80.1%, decrease in net gains on available-for-sale debt securities to $213 thousand for the six months ended June 30, 2021 from $1.1 million for the same period of 2020.

Non-interest Expense

Non-interest expense increased $802 thousand, or 12.5% to $7.2 million for the three months ended June 30, 2021 from $6.4 million for the three months ended June 30, 2020. The increase primarily reflected increases in salaries and benefits, data processing, and advertising expenses. Salaries and benefits increased $540 thousand, or 15.4%, to $4.0 million for the three months ended June 30, 2021, from $3.5 million for the same period in 2020. Data processing and advertising expenses increased $176 thousand and $101 thousand, respectively, to $885 thousand and $214 thousand, respectively, for the second quarter of 2021 when compared to the same quarter of 2020.

For the six months ended June 30, 2021, non-interest expense increased $768 thousand, or 5.6%, to $14.4 million compared to $13.6 million for the same six month period of 2020, primarily due to the increase salaries and employee benefits, data processing expenses and regulatory assessments. Salaries and employee benefits increased $347 thousand, or 4.7%, to $7.8 million at June 30, 2021, compared to $7.4 million for the six months ended June 30, 2020. Data processing expenses increased $270 thousand, or 18.8%, to $1.7 million for the first half of 2021, compared to $1.4 million for the same period of 2020. Regulatory assessments increased $167 thousand, or 125.6%, to $300 thousand at June 30, 2021, from $133 thousand for the six months ended June 30, 2020.

Marketing initiatives were very limited during the second quarter of 2020 as FNCB was operating under its pandemic preparedness plan. With the reopening of the economy and FNCB branches fully operational, marketing initiatives have since resumed, which resulted in the increase in advertising costs for the second quarter of 2021. In comparing both the second quarter and year-to-date periods of 2021 and 2020, the increase in salaries and employee benefits was largely due to a decrease in the amount of payroll-related loan origination costs that are deferred and amortized over the life of the loan. The increase in data processing costs reflected added costs associated with a remote work environment, enhancements made to FNCB's digital banking services, including cybersecurity protection, and higher software costs. The year-over-year increase in regulatory assessments reflected the utilization of the remaining FDIC small bank assessment credits in 2020.

Provision for Income Taxes

FNCB recorded income tax expense of $2.1 million for the six months ended June 30, 2021, an increase of $855 thousand, or 68.0%, compared to income tax expense of $1.3 million for the same period of 2020. The increase in income tax expense primarily reflected an increase in pre-tax net income of $5.8 million, or 79.5%, when comparing the six months ended June 30, 2021 and 2020. Despite the increase in income tax expense, FNCB's effective tax rate decreased to 16.03% at June 30, 2021 compared to 17.13% for the period of 2020, which was primarily caused by higher levels of tax-exempt income and the bank-owned life insurance settlement, which is non-taxable.

FINANCIAL CONDITION

Assets

Total assets increased $59.1 million, or 4.0%, to $1.525 billion at June 30, 2021 from $1.466 billion at December 31, 2020. The change in total assets primarily reflected increases in net loans and available-for-sale debt securities, which were partially offset by a decrease in cash and cash equivalents. Net loans increased $75.1 million, or 8.4%, to $964.3 million at June 30, 2021 from $889.2 million at December 31, 2020, primarily due to the origination and funding of a second round of PPP loans, partially offset by first-round PPP loan forgiveness. Available-for-sale debt securities increased $82.8 million, or 23.6%, to $432.8 million at June 30, 2021 from $350.0 million at December 31, 2020, which primarily reflected the deployment of excess liquidity into the investment portfolio. Conversely, cash and cash equivalents decreased $99.9 million, or 64.1%, to $55.9 million at June 30, 2021 from $155.8 million at December 31, 2020. Total deposits increased $50.7 million, or 3.9%, to $1.338 billion at June 30, 2021 from $1.287 billion at December 31, 2020.  Specifically, non-interest-bearing deposits increased $40.9 million, or 15.1%, due primarily to second round PPP loan funding and additional fiscal stimulus payments, coupled with an increase in interest-bearing deposits of $9.8 million, or 1.0%. Borrowed funds remained constant at $10.3 million at June 30, 2021 and December 31, 2020, comprised entirely of $10.3 million in FNCB's junior subordinated debentures.

Cash and Cash Equivalents

Cash and cash equivalents decreased $99.9 million, or 64.1%, to $55.9 million at June 30, 2021 from $155.8 million at December 31, 2020. The decrease was primarily due to the utilization of funds to purchase available-for-sale debt securities and fund loan growth. In addition, FNCB paid dividends totaling $0.120 per share for the six months ended June 30, 2021, an increase of 9.1% compared to dividends of $0.110 per share paid for the same period of 2020.

Securities

FNCB’s investment securities portfolio provides a source of liquidity needed to meet expected loan demand and interest income to increase profitability. Additionally, the investment securities portfolio is used to meet pledging requirements to secure public deposits and for other purposes. Debt securities are classified as either held-to-maturity or available-for-sale at the time of purchase based on management's intent. Held-to-maturity securities are carried at amortized cost, while available-for-sale securities are carried at fair value, with unrealized holding gains and losses reported as a component of shareholders’ equity in accumulated other comprehensive income (loss), net of tax. At June 30, 2021 and December 31, 2020, all debt securities were classified as available-for-sale. Equity securities with readily determinable fair values are carried at fair value, with gains and losses due to fluctuations in market value included in the consolidated statements of income. Securities with limited marketability and/or restrictions, such as FHLB of Pittsburgh stock, are carried at cost. Management monitors the investment portfolio regularly. Decisions to purchase or sell investment securities are based upon management’s current assessment of long- and short-term economic and financial conditions, including the interest rate environment and asset/liability management, liquidity and tax-planning strategies.

At June 30, 2021, FNCB's investment portfolio was comprised principally of available-for-sale debt securities including, fixed-rate, taxable and tax-exempt obligations of state and political subdivisions, and fixed-rate and floating-rate securities issued by U.S. government or U.S. government-sponsored agencies, which include mortgage-backed securities and residential and commercial collateralized mortgage obligations (“CMOs”). FNCB also holds investments, to a lesser extent, in private CMO's, corporate debt securities, asset-backed securities and U.S. Treasury securities. Additionally, FNCB holds equity investments in the common and preferred stock of certain publicly- and privately-traded bank holding companies. Except for U.S. government and government-sponsored agencies, there were no securities of any individual issuer that exceeded 10.0% of shareholders’ equity at June 30, 2021.

The following table presents the carrying value of debt securities, all of which were classified as available-for-sale and carried at fair value at June 30, 2021 and December 31, 2020:

Composition of Available-for-Sale Debt Securities

	June 30,	December 31,
(in thousands)	2021	2020
Available-for-sale debt securities:
U.S. Treasury securities	$5,124	$-
Obligations of state and political subdivisions	215,389	205,828
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	107,000	56,972
Collateralized mortgage obligations - commercial	3,821	3,904
Mortgage-backed securities	19,976	13,026
Private collateralized mortgage obligations	41,247	38,199
Corporate debt securities	29,688	24,580
Asset-backed securities	10,562	7,526
Total available-for-sale debt securities	$432,807	$350,035

Activity related to available-for-sale debt securities within the investment portfolio during the first half of 2021 primarily reflected an asset/liability strategy to deploy a portion of excess cash into the investment portfolio to enhance net interest income. The deployment was the main factor contributing to a $82.8 million, or 23.6%, increase in available-for-sale debt securities to $432.8 million at June 30, 2021 from $350.0 million at December 31, 2020. Specifically, during the six months ended June 30, 2021, FNCB purchased 59 available-for-sale debt securities with an aggregate principal balance of $104.1 million and a weighted-average yield of 1.42%. The majority of the purchases were U.S. government-sponsored agency CMOs and taxable and tax-exempt obligations of state and political subdivisions. Security sales, principal repayments and a decrease in the market value of the available-for-sale portfolio due to an increase in market interest rates partially offset the increase due to the purchases. During the six months ended June 30, 2021, FNCB sold three taxable obligations of state and political subdivisions with an aggregate amortized cost of $2.8 million with a weighted-average yield of 2.78%. FNCB received gross proceeds of $3.0 million and realized a net gain of $213 thousand upon the sales, which is included in non-interest income.

Investment securities averaged $385.7 million for the six months ended June 30, 2021, an increase of $97.9 million, or 34.0%, from $287.8 million for the same six months of 2020. Taxable securities averaged $50.8 million, or 20.0%, higher, while average tax-exempt securities increased $47.1 million, or 147.5%. Moreover, the investment portfolio played a more prominent role in FNCB's mix of earning assets, as average investments comprised 28.5% of average earning assets for the year-to-date period ending June 30, 2021 compared to 24.5% for the same year-to-date period of 2020. The tax-equivalent yield on the investment portfolio decreased 20 basis points to 2.74% from 2.94% comparing the six months ended June 30, 2021 and 2020, respectively.

The majority of FNCB's debt securities are fixed-rate instruments and inherently subject to interest rate risk, as the value of the security fluctuates with changes in interest rates. U.S. Treasury rates rebounded somewhat during the first half of 2021. Specifically, the 2-year U.S. Treasury rate increased 12 basis points to 0.25% at June 30, 2021 from 0.13% at December 31, 2020, while the 10-year U.S. Treasury rate increased 54 basis points to 1.47% at June 30, 2021 from 0.93% at December 31, 2020. Generally, a security's value reacts inversely with changes in interest rates. Available-for-sale securities are carried at fair value, with unrealized gains or losses reported in the accumulated other comprehensive income component of shareholder's equity net of deferred income taxes. At June 30, 2021, FNCB reported net unrealized gains $11.2 million, net of deferred income taxes of $3.0 million, included accumulated other comprehensive income, a decrease of $2.8 million compared to net unrealized holding gains of $14.0 million, net of deferred income taxes of $3.7 million, at December 31, 2020.

Management continually monitors the investment portfolio for credit worthiness, value, and yield. Semi-annually, management engages a third-party consultant to review the municipal portfolio to determine if there is any undue credit risk within the portfolio. As part of the independent review, each security is compared to their Portfolio Credit Benchmark to identify which securities may contain more than a minimal risk of payment default.  Based on their semi-annual review as of June 30, 2021, the third-party consultant concluded that each security held within the portfolio met or exceeded the benchmark and that none of the securities required further review. The next third-party review is scheduled for December 31, 2021. Management also monitors municipal securities monthly using a third-party Municipal Surveillance Report.

The following table presents the maturities of available-for-sale debt securities, based on carrying value at June 30, 2021 and the weighted-average yields of such securities calculated on the basis of the amortized cost and effective yields weighted for the scheduled maturity of each security. The yields on tax-exempt obligations of state and political subdivisions are presented on a tax-equivalent basis using the federal corporate income tax rate of 21.0%. Because residential, commercial and private collateralized mortgage obligations, mortgage-backed securities and asset-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following summary.

Maturity Distribution of Available-for-Sale Debt Securities

	June 30, 2021
(dollars in thousands)	< 1 Year	>1 - 5 Years	6 - 10 Years	Over 10 Years	Collateralized Mortgage Obligations, Mortgage-Backed and Asset-Backed Securities	Total
Available-for-sale debt securities:
U.S. Treasury securities	$-	$-	$5,124	$-	$-	$5,124
Yield			1.24%			1.24%
Obligations of state and political subdivisions	4,674	66,766	19,706	124,243	-	215,389
Yield	2.42%	2.96%	2.81%	2.81%		2.85%
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	-	-	-	-	107,000	107,000
Yield					1.69%	1.69%
Collateralized mortgage obligations - commercial	-	-	-	-	3,821	3,821
Yield					1.98%	1.98%
Mortgage-backed securities	-	-	-	-	19,976	19,976
Yield					1.99%	1.99%
Private collateralized mortgage obligations	-	-	-	-	41,247	41,247
Yield					2.52%	2.52%
Corporate debt securities	-	1,006	28,682	-	-	29,688
Yield		6.50%	4.90%			4.95%
Asset-backed securities	-	-	-	-	10,562	10,562
Yield					1.45%	1.45%
Total available-for-sale debt securities	$4,674	$67,772	$53,512	$124,243	$182,606	$432,807
Weighted average yield	2.42%	3.01%	3.78%	2.81%	1.90%	2.57%

OTTI Evaluation

There was no OTTI recognized during the six months ended June 30, 2021 or 2020. For additional information regarding management’s evaluation of securities for OTTI, see Note 3, “Securities” of the notes to consolidated financial statements included in Item 1 to this Quarterly Report on Form 10-Q.

Restricted Securities

The following table presents the investment in FNCB’s restricted securities, which have limited marketability and are carried at cost, at June 30, 2021 and December 31, 2020:

	June 30,	December 31,
(in thousands)	2021	2020
Stock in Federal Home Loan Bank of Pittsburgh	$1,089	$1,735
Stock in Atlantic Community Banker's Bank	10	10
Total restricted securities, at cost	$1,099	$1,745

Management noted no indicators of impairment for the Federal Home Loan Bank of Pittsburgh or Atlantic Community Banker’s Bank stock at June 30, 2021 and December 31, 2020.

Equity Securities

Included in equity securities with readily determinable fair values at June 30, 2021 and December 31, 2020 were investments in the common or preferred stock of publicly traded bank holding companies and an investment in a mutual fund comprised of 1-4 family residential mortgage-backed securities collateralized by properties within FNCB’s market area.  The cost basis and fair value of equity securities totaled $3.4 million and $4.3 million, respectively, at June 30, 2021 and $2.5 million and $3.0 million, respectively, at December 31, 2020. During the first quarter of 2021, FNCB purchased investments in the common stock of two publicly-traded bank holding companies with an aggregate cost of $877 thousand. Equity securities with readily determinable fair values are reported at fair value with net unrealized gains and losses recognized in the consolidated statements of income. FNCB recognized net gains on equity securities included in non-interest income of $400 thousand for the six months ended June 30, 2021 and $18 thousand for the same six months of 2020.

Equity Securities without Readily Determinable Fair Values

At June 30, 2021 and December 31, 2020, equity securities without readily determinable fair values consisted of a $500 thousand investment in a fixed-rate, non-cumulative perpetual preferred stock of a privately-held bank holding company, which is included in other assets in the consolidated statement of financial condition. The preferred stock pays quarterly dividends at an annual rate of 8.25%, which commenced on March 30, 2021. The preferred stock of this bank holding company is not traded on any established market and is accounted for as an equity security without a determinable fair value. Under GAAP, an equity security without a readily determinable fair value shall be written down to its fair value if a qualitative assessment indicates that the investment is impaired, and the fair value of the investment is less than its carrying value.  As part of its qualitative assessment, management engaged an independent third party to provide a valuation of this investment as of June 30, 2021, which indicated that the investment was not impaired.  Management determined that no adjustment for impairment was required at June 30, 2021 and December 31, 2020.

Loans

Total loans, gross, increased $76.5 million, or 8.5%, to $979.8 million at June 30, 2021 from $903.3 million at December 31, 2020. The growth in the loan portfolio primarily reflected increases in residential and commercial real estate loans, commercial and industrial loans and loans to state and political subdivisions. Partially offsetting these increases were reductions in construction, land acquisition and development loans and consumer loans. With respect to commercial and industrial loans, on January 19, 2021, the SBA fully re-opened the loan portal and began accepting applications for a second round of PPP loans, which then ceased to accept applications on May 31, 2021. During the first half of 2021, FNCB originated and received funding for 679 PPP loans totaling $76.2 million. FNCB also continued to assist PPP customers in applying for forgiveness. As of June 30, 2021, PPP loans outstanding were $85.8 million, an increase of $7.2 million from $78.6 million outstanding at December 31, 2020.  FNCB received forgiveness on PPP loans of $69.1 million during the six months ended June 30, 2021 and expects to receive forgiveness for the majority of the balance PPP loans outstanding by the end of 2021.

From a collateral standpoint, a majority of FNCB’s loan portfolio consists of loans secured by real estate. Real estate secured loans, which include commercial real estate, construction, land acquisition and development, residential real estate loans, increased $58.4 million, or 11.0%, to $588.4 million at June 30, 2021 from $530.0 million at December 31, 2020. The increase was concentrated in commercial real estate. Real estate secured loans represented 60.0% and 58.7% of gross loans at June 30, 2021 and December 31, 2020, respectively.

Commercial real estate loans increased $50.3 million, or 18.4%, to $324.2 million at June 30, 2021 from $273.9 million at December 31, 2020. Commercial real estate loans include long-term commercial mortgage financing and are primarily secured by first or second lien mortgages. Commercial and industrial loans, which consist primarily of equipment loans, working capital financing, revolving lines of credit and loans secured by cash and marketable securities and PPP loans,increased $9.8 million, or 4.1%, to $248.2 million at June 30, 2021 from $238.4 million at December 31, 2020. Construction, land acquisition and development loans decreased $6.2 million, or 10.2%, to $53.6 million at June 30, 2021 from $59.8 million at December 31, 2020.

Residential real estate loans include fixed-rate and variable-rate, amortizing mortgage loans, home equity term loans and home equity lines of credit ("HELOCs"). FNCB primarily underwrites fixed-rate residential mortgage loans for sale in the secondary market to reduce interest rate risk and provide funding for additional loans. Additionally, FNCB offers its proprietary “WOW” mortgage product, which is a non-saleable mortgage with maturity terms of 7.5 to 19.5 years that provides customers with an attractive fixed interest rate and low closing costs. Residential real estate loans totaled $210.5 million at June 30, 2021, an increase of $14.2 million, or 7.2%, from $196.3 million at December 31, 2020. The increase was largely due to strong demand for the WOW mortgage product, the balance of which increased $14.6 million, or 20.0%, to $87.5 million at June 30, 2021 from $72.9 million at December 31, 2020.

Consumer loans, which are primarily comprised of indirect automobile loans, decreased by $4.4 million, or 5.1%, to $81.5 million at June 30, 2021 from $85.9 million at December 31, 2020. Loans to state and political subdivisions increased $12.8 million, or 26.0%, to $61.8 million at June 30, 2021 from $49.0 million at December 31, 2020.

Loans, net of net deferred loan origination fees and unearned income, averaged $937.5 million for the six months ended June 30, 2021, an increase of $59.8million, or 6.8%, from $877.7 million for the same six months of 2020. Taxable loans averaged $63.8 million, or 7.7%, higher due largely to PPP loan originations. Conversely, average tax-exempt loans decreased $4.0 million, or 8.0%. Average loans comprised 69.3% of average earning assets for the year-to-date period ending June 30, 2021 compared to 74.9% for the same year-to-date period of 2020. The tax-equivalent yield on the loan portfolio increased 11 basis points to 4.31% from 4.20% comparing the six months ended June 30, 2021 and 2020, respectively, which reflected the recognition of $2.3 million in net loan origination fees for forgiven PPP loans and $0.2 million in net loan origination fees on the early payoff of two Main Street Lending Program loans.

The following table presents loans receivable, net by major category at June 30, 2021 and December 31, 2020:

Loan Portfolio Detail

	June 30,	December 31,
(in thousands)	2021	2020
Residential real estate	$210,493	$196,328
Commercial real estate	324,239	273,903
Construction, land acquisition and development	53,659	59,785
Commercial and industrial	248,228	238,435
Consumer	81,459	85,881
State and political subdivisions	61,774	49,009
Total loans, gross	979,852	903,341
Unearned income	(268)	(110)
Net deferred loan fees	(3,046)	(2,129)
Allowance for loan and lease losses	(12,285)	(11,950)
Loans, net	$964,253	$889,152

Modifications Related to COVID-19

In late March 2020, the federal banking regulators issued guidance encouraging banks to work prudently with and provide short-term payment accommodations to borrowers affected by COVID-19.  Additionally, Section 4013 of the CARES Act addressed COVID-19 related modifications and specified that such modifications made on loans that were current as of December 31, 2019 do not need to be classified as TDRs. These modifications provided borrowers with a short-term, typically three-month, interest-only period or full payment deferral. The provisions under Section 4013 of the CARES Act originally were set to expire on December 31, 2020. The Consolidated Appropriations Act ("CAA") was signed into law on December 27, 2020. Section 541 of the CAA extended the provisions of Section 4013 of the CARES Act to January 1, 2022. Management closely monitors all loans for which a payment deferral has been granted and will continue to follow regulatory guidance when working with the borrowers which have been impacted by COVID-19 and apply the provisions of the CARES Act in making any TDR determinations. As of June 30, 2021, there were four loans with an aggregate recorded investment of $5.2 million that were still under deferral. The deferral period for all four loans are expected to expire in the third quarter of 2021, at which time the loans will return to their contracted payment terms.

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

The following table presents information about non-performing assets and accruing TDRs at June 30, 2021 and December 31, 2020:

Non-performing Assets and Accruing TDRs

	June 30,	December 31,
(dollars in thousands)	2021	2020
Non-accrual loans	$4,555	$5,581
Loans past due 90 days or more and still accruing	-	-
Total non-performing loans	4,555	5,581
Other real estate owned	236	58
Other non-performing assets	1,773	1,900
Total non-performing assets	$6,564	$7,539

Accruing TDRs	$6,823	$6,975
Non-performing loans as a percentage of gross loans	0.47%	0.62%

FNCB's asset quality metrics continued to improve during the first half of 2021. Total non-performing assets decreased $975 thousand, or 12.9%, to $6.6 million at June 30, 2021 from $7.5 million at December 31, 2020. The improvement was attributable to a decrease in non-accrual loans, which primarily reflected the payoff of one commercial loan relationship, the return of two commercial loan relationships to accrual status and one residential property that was transferred to OREO. FNCB’s ratio of non-performing loans to total gross loans improved to 0.46% at June 30, 2021 from 0.62% at December 31, 2020. Additionally, FNCB’s ratio of non-performing assets as a percentage of shareholders’ equity improved to 4.1% at June 30, 2021 from 4.8% at December 31, 2020, due to the reduction in non-performing assets. While asset quality remained favorable, management believes continuing challenges from the COVID-19 pandemic could still have an adverse effect on asset quality in the future. Any further disruption to economic activity due to an acceleration in COVID-19 cases, and any related actions taken by governments, businesses or individuals, could result in increased loan delinquencies, defaults and collateral devaluations. Management actively manages problem credits through workout efforts focused on developing strategies to resolve borrower difficulties through liquidation of collateral and other appropriate means. Additionally, management continues to monitor non-accrual loans, delinquency trends and economic conditions within FNCB’s market area on an on-going basis in order to proactively address any collection-related issues and mitigate any potential losses.

Other non-performing assets was comprised solely of a classified account receivable, the balance of which was $1.8 million at June 30, 2021 and $1.9 million at December 31, 2020. The receivable is secured by an evergreen letter of credit that was received in 2011 as part of a settlement agreement for a large construction, land acquisition and development loan for a residential development project in the Pocono region of Monroe County, Pennsylvania. The agreement provides for payment to FNCB as real estate building lots are sold. The project was stalled due to a decline in real estate values in this area following the financial crisis of 2008. In 2019, economic development in this market area began improving and the developer for this project had resumed construction activity, including the completion of substantial infrastructure, and had increased marketing and sales initiatives related to the project. To date, no single-unit lots have been sold, however, the developer completed the construction of a seven-unit building that houses timeshare units and owners began occupying the units in the fourth quarter of 2020. In 2020, management negotiated a repayment plan with the developer. FNCB received the first payment of $127 thousand in the second quarter of 2021. Management continues to closely monitor this project. While the repayment plan has commenced, economic uncertainty and volatility associated with the COVID-19 pandemic are still unknown and could negatively impact the timing of sales and payments.

There were no loans modified as TDRs during the three and six months ended June 30, 2021. There were three commercial and industrial loans and one residential mortgage loan modified as TDRs during the three and six months ended June 30, 2020. The three commercial and industrial loans were modified under forbearance agreements and had an aggregate pre-and post-modification recorded investment of $196 thousand. The one residential mortgage loan that was modified as a TDR involved an extension of terms and the loan has a pre-and post-modification recorded investment of $88 thousand.  There were no TDRs modified within the previous 12 months that defaulted during the three and six months ended June 30, 2021 and 2020.

The following table presents the changes in non-performing loans for the three and six months ended June 30, 2021 and 2020. Loan foreclosures represent recorded investment at time of foreclosure not including the effect of any guarantees.

Changes in Non-Performing Loans

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Balance, beginning of period	$4,842	$8,576	$5,581	$9,084
Loans newly placed on non-accrual	525	717	916	1,436
Loans returned to performing status	(244)	(1,521)	(468)	(1,569)
Loans transferred to OREO	(133)	-	(133)	-
Loan foreclosures	-	-	-	.
Loans charged-off	(125)	(310)	(471)	(624)
Loan payments received	(310)	(722)	(870)	(1,587)
Balance, end of period	$4,555	$6,740	$4,555	$6,740

The average balance of impaired loans was $11.3 million for both the three and six months ended June 30, 2021, compared to $14.8 million and $15.0 million, respectively, for the three and six months ended June 30, 2020. FNCB recognized $76 thousand and $154 thousand of interest income on impaired loans for the three and six months ended June 30, 2021, respectively and $98 thousand and $189 thousand for the respective periods of 2020.

The additional interest income that would have been earned on non-accrual and restructured loans had the loans been performing in accordance with their original terms for the three and six months ended June 30, 2021 approximated $55 thousand and $115 thousand, respectively, and $94 thousand and $205 thousand for the respective periods of 2020.

The following table presents accruing loan delinquencies and non-accrual loans as a percentage of gross loans at June 30, 2021 and December 31, 2020:

Loan Delinquencies and Non-Accrual Loans

	June 30,	December 31,
	2021	2020
Accruing:
30-59 days	0.08%	0.31%
60-89 days	0.01%	0.06%
90+ days	0.00%	0.00%
Non-accrual	0.47%	0.62%
Total delinquencies	0.56%	0.99%

Total delinquent loans, including non-accrual loans, were $5.5 million, or 0.56% of gross loans, at June 30, 2021, compared to $8.9 million, or 0.99% of gross loans, at December 31, 2020. The improvement in delinquencies was due to primarily to a decrease in accruing loans past due 30-59 days of $1.9 million, coupled with decreases in non-accrual loans and accruing loans past due 60-89 days of $1.0 million and $0.5 million, respectively.

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

For purposes of management’s analysis of the ALLL, all loan relationships with an aggregate balance greater than $100 thousand that are rated substandard and non-accrual, identified as doubtful or loss, and all TDRs are considered impaired and are analyzed individually to determine the amount of impairment. Circumstances such as construction delays, declining real estate values, and the inability of the borrowers to make scheduled payments have resulted in these loan relationships being classified as impaired. FNCB utilizes the fair value of collateral method for collateral-dependent loans and TDRs for which repayment depends on the sale of collateral. For non-collateral-dependent loans and TDRs, FNCB measures impairment based on the present value of expected future cash flows discounted at the loan’s original effective interest rate. Regarding collateral-dependent loans, appraisals are received at least annually to ensure that impairment measurements reflect current market conditions. Should a current appraisal not be available at the time of impairment analysis, other valuation sources including current letters of intent, broker price opinions or executed agreements of sale may be used. Only downward adjustments are made based on these supporting values. Included in all impairment calculations is a cost to sell adjustment of approximately 10%, which is based on typical cost factors, including a 6% broker commission, 1% transfer taxes and 3% various other miscellaneous costs associated with the sales process. Sales costs are periodically reviewed and revised based on actual experience. The ALLL analysis is adjusted for subsequent events that may arise after the end of the reporting period but before the financial reports are filed.

The ALLL equaled $12.3 million at June 30, 2021, compared to $11.9 million at December 31, 2020. The slight increase resulted from $341 thousand in provisions for loan and lease losses for the six months ended June 30, 2021, which was slightly offset by $6 thousand in net charge-offs for the same time period. The ALLL consists of both specific and general components. The component of the ALLL that is related to impaired loans that are individually evaluated for impairment, the guidance for which is provided by ASC 310 “Impairment of a Loan” (“ASC 310”), was $250 thousand, or 2.0%, of the total ALLL at June 30, 2021, compared to $416 thousand, or 3.5%, of the total ALLL at December 31, 2020. A general allocation of $12.0 million was calculated for loans analyzed collectively under ASC 450 “Contingencies” (“ASC 450”), which represented 98.0% of the total ALLL of $12.3 million. Comparatively, at December 31, 2020, the general allocation for loans collectively analyzed for impairment amounted to $11.5 million, or 96.5%, of the total ALLL. Included in the general component of the ALLL was an unallocated reserve of $1.1 million, at both June 30, 2021 and December 31, 2020. Based on its evaluations, management may establish an unallocated component to cover any inherent losses that exist as of the evaluation date, but which may not have been identified under the methodology. The increase in the unallocated reserve was directly related to the increase in credit provisioning during the year ended December 31, 2020 due to the economic disruption caused by the COVID-19 pandemic. Based on its evaluation at June 30, 2021, management decided to maintain the unallocated component at a similar level to the level at December 31, 2020. As of June 30, 2021, FNCB has not experienced asset quality deterioration or an increase in credit losses related to the pandemic. However, management continues to monitor the loan portfolio for any potential adverse impact to FNCB's asset quality that may develop due to continuing challenges from the pandemic. The ratio of the ALLL to total loans decreased to 1.26% of total loans, net of net deferred loan origination fees and unearned income, of $976.5 million at June 30, 2021 from 1.33% of total loans, net of net deferred loan costs and unearned income, of $901.1 million at December 31, 2020. Excluding PPP loans, the ALLL as a percentage of gross loans equaled 1.37% at June 30, 2021 and 1.45% at December 31, 2020.

The following table presents an allocation of the ALLL by major loan category and percent of loans in each category to total loans at June 30, 2021 and December 31, 2020:

Allocation of the ALLL

	June 30, 2021		December 31, 2020
		Percentage		Percentage
		of Loans		of Loans
		in Each		in Each
		Category		Category
	Allowance	to Total	Allowance	to Total
(dollars in thousands)	Amount	Loans	Amount	Loans
Residential real estate	$1,858	21.48%	$1,715	21.73%
Commercial real estate	4,648	33.09%	4,268	30.32%
Construction, land acquisition and development	493	5.48%	538	6.62%
Commercial and industrial	2,483	25.33%	2,619	26.39%
Consumer	1,177	8.31%	1,319	9.51%
State and political subdivision	509	6.31%	405	5.43%
Unallocated	1,117	-	1,086	-
Total	$12,285	100.00%	$11,950	100.00%

The following table presents an analysis of the ALLL by loan category for the three and six months ended June 30, 2021 and 2020:

Reconciliation of the ALLL

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(dollars in thousands)	2021	2020	2021	2020
Balance at beginning of period	$12,076	$9,907	$11,950	$8,950
Charge-offs:
Residential real estate	6	-	6	-
Commercial real estate	-	-	-	56
Construction, land acquisition and development	-	-	-	-
Commercial and industrial	11	92	30	127
Consumer	119	224	461	462
State and political subdivisions	-	-	-	-
Total charge-offs	136	316	497	645
Recoveries of charged-off loans:
Residential real estate	13	37	16	39
Commercial real estate	-	1	46	1
Construction, land acquisition and development	-	-	-	-
Commercial and industrial	7	425	32	484
Consumer	170	139	397	213
State and political subdivisions	-	-	-	-
Total recoveries	190	602	491	737
Net (recoveries) charge-offs	(54)	(286)	6	(92)
Provision for loan and lease losses	155	831	341	1,982
Balance at end of period	$12,285	$11,024	$12,285	$11,024

Net (recoveries) charge-offs as a percentage of average loans	(0.01)%	(0.03)%	-	(0.01)%

Allowance for loan and lease losses as a percentage of loans, net	1.26%	1.16%	1.26%	1.16%
Allowance for loan and lease losses as a percentage of loans, net at period end, excluding PPP Loans	1.37%	1.32%	1.37%	1.32%

Other Real Estate Owned

During the three and six months ended June 30, 2021, FNCB obtained a deed in lieu of foreclosure for a residential mortgage with a recorded investment of $138 thousand. FNCB accepted an offer of $205 thousand and the property went under an agreement of sale with closing anticipated in the third quarter of 2021. FNCB transferred the property to OREO at the selling price, less the estimated cost to sell, of $178 thousand and recorded a positive valuation adjustment of $40 thousand which is included in non-interest income for the three and six months ended June 30, 2021. Additionally, there was one residential mortgage loan with a recorded investment of $94 thousand that was in the process of foreclosure at June 30, 2021.

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

Liabilities

Total liabilities consist primarily of total deposits and borrowed funds. During the first half of 2021, FNCB experienced strong deposit growth, which was the main factor contributing to a $54.3 million, or 4.1%, increase in total liabilities to $1.364 billion at June 30, 2021 from $1.310 billion at December 31, 2020. Total deposits were $1.338 billion at June 30, 2021, an increase of $50.7 million, or 3.9%, from $1.287 billion at December 31, 2020. Specifically, non-interest-bearing demand deposits increased $40.9 million, or 15.1%, to $312.4 million at June 30, 2021 from $271.5 million at December 31, 2020. The increase in non-interest-bearing deposits was related to the origination and funding of the second round of PPP loans, coupled with additional fiscal stimulus payments received by depositors in the first half of 2021. Interest-bearing deposits increased $9.8 million, or 1.0%, to $1.026 billion at June 30, 2021 from $1.016 billion at December 31, 2020, primarily due to the increase in savings and club accounts, which increased $16.3 million, or 14.9%, to $126.0 million at June 30, 2021 from $109.7 million at December 31, 2020.  Additionally, interest-bearing demand deposits increased $8.3 million, or 1.2%, to $721.7 million at June 30, 2021, compared to $713.4 million at December 31, 2020.  Partially offsetting these increases was a $14.8 million, or 7.7%, decrease in time deposits to $178.1 million at June 30, 2021 from $192.9 million at December 31, 2020. Comprised entirely of junior subordinated debentures, total borrowed funds remained constant at $10.3 million at June 30, 2021 and December 31, 2020. Due to the strong deposit influx and favorable liquidity position, FNCB had no advances through the FHLB of Pittsburgh outstanding at June 30, 2021 and December 31, 2020.

Equity

Total shareholders’ equity increased $4.7 million, or 3.1%, to $160.6 million at June 30, 2021 from $155.9 million at December 31, 2020.  Book value per common share was $7.99 at June 30, 2021, an increase of $0.29, or 3.8%, compared to $7.70 at December 31, 2020. The increase in capital was primarily due to net income for the six months ended June 30, 2021 of $11.1 million, partially offset by $2.4 million in dividends declared and paid for the six months ended June 30, 2021, and a $2.7 million decrease in accumulated other comprehensive income related primarily to the depreciation in the fair value of FNCB's available-for-sale debt securities, net of deferred taxes.

Additionally, on January 27, 2021, FNCB's Board of Directors authorized a stock repurchase program under which up to 975,000 shares of FNCB's outstanding common stock may be acquired in the open market. Repurchases are subject to SEC regulations as well as certain price, market volume and timing constraints specified in the trading plan, and the repurchased shares will be returned to the status of authorized but unissued shares of Common Stock. During the six months ended June 30, 2021, FNCB repurchased 193,530 shares at a weighted-average price per share of $7.18, or $1.4 million in aggregate. There is not a guarantee as to the exact number of shares that will be repurchased by FNCB, and FNCB may discontinue at any time that management determines additional repurchases are no longer warranted.

The Bank's total regulatory capital increased $12.2 million to $161.4 million at June 30, 2021 from $149.2 million at December 31, 2020. FNCB Bank's total risk-based capital and Tier 1 leverage ratios were 15.79% and 9.90% at June 30, 2021, respectively, compared to 15.79% and 9.57% at December 31, 2020, respectively. The Bank's risk-based capital ratios exceeded the minimum regulatory capital ratios required for well capitalized under prompt corrective action regulations. Based on the most recent notification from its primary regulator, the Bank was considered well capitalized at June 30, 2021 and December 31, 2020. There were no conditions or events since that notification that management believes would have changed this capital designation.

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

The statements of cash flows present the change in cash and cash equivalents from operating, investing and financing activities. Cash and due from banks and interest-bearing deposits in other banks, which comprise cash and cash equivalents, are FNCB’s most liquid assets. At June 30, 2021, cash and cash equivalents totaled $55.9 million, a decrease of $99.9 million compared to $155.8 million at December 31, 2020. For the six months ended June 30, 2021 net cash inflows from operating and financing activities were more than entirely offset by net cash used in investing activities during that same time frame. Regarding FNCB's operating activities, net income, net of reconciling adjustments, for the six months ended June 30, 2021 provided net cash of $10.4 million. Financing activities provided $46.9 million in net cash for the six months ended June 30, 2021, which resulted primarily from the net increase in total deposits of $50.7 million. These net cash inflows were more than entirely offset by the $157.2 million in net cash used in FNCB's investing activities for the six months ended June 30, 2021. Specifically, cash used for purchases of available-for-sale debt securities and equity securities of $99.6 million and $0.9 million, respectively, coupled with a net increase in loans to customers of $73.0 million, primarily PPP originations, were the primary contributors to the net cash used in investing activities. Partially offsetting these outflows were cash received from sales, maturities, calls and repayments of available-for-sale debt securities totaling $17.1 million.

Management is actively monitoring FNCB's liquidity position and capital adequacy in light of the changing circumstances related to economic uncertainty brought on by the COVID-19 pandemic.  While management believes FNCB's liquidity position is favorable, they are keenly aware that changes in economic conditions related to COVID-19, or in general, could pose potential stress on liquidity should deposits begin exiting the Bank or FNCB's asset quality deteriorates. Additionally, FNCB could experience an increase in the utilization of existing lines of credit as customers manage their own liquidity needs during this time of economic uncertainty. Despite the $99.9 million decrease in cash and cash equivalents from December 31, 2020, management believes FNCB's current liquidity position and available sources of liquidity were sufficient to meet its cash flow needs and fulfill its obligations at June 30, 2021. In addition to cash and cash equivalents of $55.9 million at June 30, 2021, FNCB had ample sources of additional liquidity including approximately $316.3 million in available borrowing capacity from the FHLB of Pittsburgh and $14.5 million under the borrower-in-custody program. FNCB also has available unsecured federal funds lines of credit totaling $47.0 million at June 30, 2021.

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

LIBOR Replacement

The Alternative Reference Rates Committee ("ARRC") has proposed that the Secured Overnight Funding Rate ("SOFR") replace USD-LIBOR. ARRC had initially proposed that the transition to SOFR from USD-LIBOR would take place by the end of 2021. At the end of 2020, the ICE Benchmark Administration ("IBA"), which complies and oversees LIBOR, commenced a consultation on its intention to extend most of the USD-LIBOR tenors to June 30, 2023, and U.S. banking regulators have expressed support for the extension. Results of the consultation, which concluded on January 25, 2021, reaffirmed the extension of the overnight, 1-, 3-, 6- and 12-month LIBOR tenors through June 30, 2023. FNCB has various loans, investments, borrowings and interest rate swap contracts that are indexed to USD-LIBOR, and management is actively monitoring its LIBOR exposures and evaluating the risks involved.

Asset and Liability Management

The ALCO, comprised of members of the Bank's board of directors, executive management and other appropriate officers, oversees FNCB's interest rate risk management program. Members of ALCO meet quarterly, or more frequently as necessary, to develop balance sheet strategies affecting the future level of net interest income, liquidity and capital. The major objectives of ALCO are to:

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

While ALCO regularly performs a wide variety of simulations under various strategic balance sheet and treasury yield curve scenarios, the following results reflect FNCB’s sensitivity over the subsequent twelve months based on the following assumptions:

●	asset and liability levels using June 30, 2021 as a starting point;
●	cash flows are based on contractual maturity and amortization schedules with applicable prepayments derived from internal historical data and external sources; and
●	cash flows are reinvested into similar instruments so as to keep interest-earning asset and interest-bearing liability levels constant.

The following table illustrates the simulated impact of parallel and instantaneous interest rate shocks of +400 basis points, +200 basis points, and -100 basis points on net interest income and the change in economic value over a one-year time horizon from the June 30, 2021 levels:

	Rates +200		Rates +400		Rates -100
	Simulation Results	Policy Limit	Simulation Results	Policy Limit	Simulation Results	Policy Limit
Earnings at risk:
Percent change in net interest income	(0.4)%	(12.5)%	1.0%	(20.0)%	(2.7)%	(10.0)%

Economic value at risk:
Percent change in economic value of equity	1.9%	(20.0)%	1.3%	(35.0)%	(23.6)%	(10.0)%

Similar to model results at March 31, 2021, results from the simulation at June 30, 2021 indicated that FNCB's asset/liability position was relatively well matched in the near term, exhibiting only minor sensitivity to changes in interest rates over the next twelve months. According to the model results at June 30,2021, net interest income is expected to decrease 0.4% under a +200-basis point interest rate shock and decrease 2.7% under a -100-basis point rate shock, Additionally, under a parallel shift in interest rates of +200 basis points, FNCB's economic value of equity ("EVE") is expected to increase 1.9%. However, EVE is expected to decrease 23.6% under a parallel shift in interest rates of -100 basis points, which is outside of ALCO policy guidelines. With the exception of the -100 basis point rate shock on EVE, all modeled exposures of net interest income and EVE were within internal policy guidelines for the next twelve months. Management does not believe that EVE policy exception under the -100-basis point rate shock poses any undue interest rate risk at June 30, 2021. Included in the model was the assumptions that FNCB would receive forgiveness for PPP loans outstanding at June 30, 2021 and recognize the associated loan origination fees to interest income by the end of the first year of the model. Accordingly, results of model project a substantial decrease to net interest income in Year 2 of the model based on these assumptions.

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

As previously mentioned, as part of its ongoing monitoring, ALCO requires quarterly back testing of modeling results, which involves after-the-fact comparisons of projections with FNCB’s actual performance to measure the validity of assumptions used in the modeling techniques. As part of its quarterly review, management compared tax-equivalent net interest income recorded for the three months ended June 30, 2021 with tax-equivalent net interest income that was projected for the same three-month period. There was a positive variance between actual and projected tax-equivalent net interest income for the three-month period ended June 30, 2021 of approximately $0.4 million, or 2.9%. The variance primarily reflected additional loan growth actually experienced  over that used in the model. ALCO performs a detailed rate/volume analysis between actual and projected results in order to continue to improve the accuracy of its simulation models.

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

For the three and six months ended June 30, 2021, FNCB did not engage in any off-balance sheet transactions that would have or would be reasonably likely to have a material effect on its consolidated financial condition.

Item 3 — Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in FNCB’s exposure to market risk during the six months ended June 30, 2021.  For discussion of FNCB’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in FNCB’s Form 10-K for the year ended December 31, 2020.

Item 4 — Controls and Procedures

FNCB’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of FNCB’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, FNCB’s Chief Executive Officer and Chief Financial Officer concluded FNCB’s disclosure controls and procedures were effective as of June 30, 2021.

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

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

FNCB did not issue any unregistered equity securities during the six months ended June 30, 2021.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Pursuant to the share repurchase program initially announced by FNCB on January 27, 2021, which expires on December 31, 2021, FNCB may repurchase up to 975,000 shares of its issued and outstanding common stock. The share repurchase program is intended to comply with the provisions of the safe harbor under Rule 10b-18 of the Exchange Act. The following table describes purchases by FNCB under the share repurchase program that settled during each period set forth in the table.  Prices in column (b) include commissions.  Cumulatively, as of June 30, 2021, FNCB had repurchased 193,530 of its shares under the program at a weighted average purchase price of $7.05 per share, or $1.4 million thousand in aggregate (including commissions). As of June 30, 2021, FNCB had the authority to repurchase an additional 781,470 shares under the stock repurchase program.

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total Number		Part of Publicly	May Yet be
	of Shares	Average Price	Announced	Purchased under
	Purchased	Paid Per Share	Programs	the Program
Period	(a)	(b)	(c)	(d)
January 27, 2021 to January 31, 2021	-	$-	-	975,000
February 1, 2021 to February 28, 2021	8,188	6.96	8,188	966,812
March 1, 2021 to March 31, 2021	-	-	-	966,812
April 1, 2021 to April 30, 2021	17,889	6.94	17,889	948,923
May 1, 2021 to May 31, 2021	21,780	7.04	21,780	927,143
June 1, 2021 to June 30, 2021	145,673	7.24	145,673	781,470
Total	193,530	$7.05	193,530	781,470

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

Registrant:  FNCB BANCORP, INC.

Date: August 6, 2021	By:	/s/ Gerard A. Champi
Gerard A. Champi
President and Chief Executive Officer

Date: August 6, 2021	By:	/s/ James M. Bone, Jr.
James M. Bone, Jr., CPA
Executive Vice President and Chief Financial Officer
Principal Financial Officer

Date: August 6, 2021	By:	/s/ Stephanie A. Westington
Stephanie A. Westington, CPA
Senior Vice President and Controller
Principal Accounting Officer