Form 10-K
period 2021-12-31
FNCB Bancorp, Inc.
filed 2022-03-11
CIK 1035976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the voting and non-voting common stock of the registrant, held by non-affiliates was $122,231,137 at June 30, 2021.

State the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 19,991,021 shares of common stock as of March 11, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Items 10, 11, 12, 13 and 14 is incorporated by reference into Part III hereof from portions of the Proxy Statement for the registrant’s 2022 Annual Meeting of Shareholders.

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

●	FNCB relies on management and other key personnel and the loss of any of them may adversely affect its operations;
●	FNCB is dependent on the use of data and modeling in both its management’s decision-making generally and in meeting regulatory expectations in particular;
●	FNCB’s portfolio of loans to small and mid-sized community-based businesses may increase its credit risk;
●	new lines of business, products, product enhancements or services may subject FNCB to additional risk;
●	FNCB may be adversely affected by the soundness of other financial institutions;
●	damage to FNCB’s reputation could significantly harm its businesses, competitive position and prospects for growth;
●	FNCB may be a defendant from time to time in a variety of litigation and other actions, which could have a material adverse effect on its financial condition, results of operations and cash flows;
●	FNCB depends on the accuracy and completeness of information provided by customers and counterparties;
●	FNCB may face risks with respect to future expansion of acquisition activity;
●	FNCB could be subject to environmental risks and associated costs on its foreclosed real estate assets;

●	the COVID-19 pandemic is adversely affecting, and will likely continue to adversely affect, our business, financial condition, liquidity, and results of operations;
●	federal and state regulators periodically examine FNCB’s business and may require FNCB to remediate adverse examination findings or may take enforcement action against FNCB;
●	FNCB may be required to act as a source of financial and managerial strength for FNCB Bank in times of stress;
●	FNCB is subject to extensive government regulation, supervision and possible regulatory enforcement actions, which may subject FNCB to higher costs and lower shareholder returns;
●	new or changed legislation or regulation and regulatory initiatives could adversely affect FNCB through increased regulation and increased costs of doing business;
●	FNCB faces a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations;
●	FNCB is subject to numerous “fair and responsible” banking laws designed to protect consumers, and failure to comply with these laws could lead to a wide variety of sanctions;
●	FNCB is subject to laws regarding the privacy, information security and protection of personal information and any violation of these laws or another incident involving personal, confidential or proprietary information of individuals could damage FNCB’s reputation and otherwise adversely affect FNCB’s business;
●	rulemaking changes implemented by the Consumer Financial Protection Bureau will result in higher regulatory and compliance costs that may adversely affect FNCB’s business;
●	the requirements of being a public company may strain FNCB’s resources and divert management's attention;
●	FNCB Bank's FDIC deposit insurance premiums and assessments may increase;
●	the price of FNCB's common stock may fluctuate significantly, which may make it difficult for shareholders to resell shares of common stock at a time or price they find attractive;
●	the rights of holders of FNCB's common stock to receive liquidation payments and dividend payments are junior to FNCB's existing and future indebtedness and to any senior securities FNCB may issue in the future, and FNCB's ability to declare dividends on, or repurchase shares of, the common stock may become limited;
●	FNCB may need to raise additional capital in the future, but that capital may not be available when it is needed and on terms favorable to shareholders;
●	the requirements of being a public company may strain FNCB's resources and divert management's attention;
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

FNCB had net income of $21.4 million, $15.3 million, and $11.1 million in 2021, 2020 and2019, respectively. Total assets were $1.664 billion at December 31, 2021, $1.466 billion at December 31, 2020 and $1.204 billion at December 31, 2019.

The Bank

Established as a national banking association in 1910, as of December 31, 2021 the Bank operated 17 full-service branch offices within its primary market area, Northeastern Pennsylvania.

Mission, Vision and Values

FNCB's mission is to make your banking experience simply better. We strive to be a prosperous, independent bank that is a leader in our community through the power of a strong team with a commitment to excellence for our customers, employees and shareholders. We take pride in our core values:

●	Simplicity - Simplifying processes, systems and products to create a better banking experience.
●	Integrity - Maintaining the highest ethical standards and practices.
●	Mission - To make your banking experience simply better.
●	People - A strong team of employees dedicated to the community, our customers, our shareholders and each other.
●	Leadership - An organization that prospers under the guidance of focused and dedicated leaders.
●	You - Our values equal YOU!

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

The Bank offers customers the convenience of 24-hour banking, seven days a week, through FNCB Online Banking (“FNCB Online”) via a secure website www.fncb.com or highly rated mobile app. FNCB’s digital product suite includes Mobile Pay (Apple Pay®, Samsung Pay® and Google Pay®), Zelle®, Bill Pay, Card Valet, mobile check deposit and My Rewards cash-back debit card offers. Through fncb.com, customers can directly access their accounts, open new accounts, apply for a mortgage or obtain a pre-qualification approval. Additionally, through Text Message Banking customers can quickly check on their money, even transfer funds, with a simple text message. Telephone banking (“Account Link”) provides customers with the ability to access account information and perform related account transfers through the use of a touch tone telephone.

In addition, customers can access money from their deposit accounts by using their debit card to make purchases or withdraw cash from any automated teller machines (“ATMs”) including ATMs located in each of the Bank’s branch offices plus several offsite locations. FNCB is a member of the AllPoint network, providing customers with access to over 55,000 surcharge-free ATMs worldwide. FNCB also provides its customers with CardValet®, allowing debit cardholders the ability to receive fraud alert messages and manage when, where and how their debit card is used.

The Bank offers business customers a suite of service options including, remote deposit capture, Merchant Services, Treasury Services, and purchasing cards ("PCards"). Remote deposit capture provides customers the ability to process daily check deposits to their accounts through an online image capture environment. Merchant Services offers customers payment processing solutions, including credit card terminals, integrated payment systems and a dedicated account manager. Treasury Services include ACH origination, ACH and check positive pay, sweep services, wire services and Safepoint by Loomis. PCards allow business customers the ability to earn a cash rebate on credit card purchases as well as additional functionality and reporting to effectively manage their expenses and procurement. FNCB Business Online Banking provides customers the ability to perform wire transfers and payments through ACH transactions, and process direct deposit payroll transactions for employees, 24 hours a day, 7 days a week, from their place of business.

The Bank offers its retail and business customers FNCB Bank Overdraft Protection to protect against the cost and inconvenience of returned checks. Customers can also apply for an Instant Money loan or transfer from another FNCB checking or savings account, for an added level of protection against unanticipated overdrafts due to cash flow emergencies and account reconciliation errors.

Lending Activities

FNCB offers and originates a variety of loans, including residential real estate loans, construction, land acquisition and development loans, commercial real estate loans, commercial and industrial loans, loans to state and political subdivisions, and consumer loans, generally to individuals and businesses in its primary market area. In addition to originating loans, FNCB from time to time purchases individual and pools of commercial, residential mortgage and consumer loans originated by third parties, which are included in the respective loan category.

Residential Mortgage Loans and Home Equity Term Loans and Lines of Credit

FNCB offers a variety of 1-4 family residential loans, home equity term loans and home equity lines of credit ("HELOCs"). FNCB’s suite of residential mortgage products include First Time Homebuyer mortgages, FHA and Home Possible® mortgages with low down payments to meet the home financing needs of customers. Home equity term loans have fixed interest rates with terms of up to 15 years. HELOCs have adjustable interest rates based on the prime interest rate for the United States and are offered up to a maximum combined loan-to-value ratio of 90%, based on the property’s appraised value. FNCB also offers a proprietary “WOW” mortgage, a first-lien, fixed-rate mortgage product with maturity terms ranging from 7.5 to 19.5 years. At December 31, 2021, 1-4 family residential mortgage loans, including home equity term loans and HELOCs totaled $234.1 million, or 23.9%, of the total loan portfolio. Except for the WOW mortgage, 1-4 family mortgage loans are originated generally for sale in the secondary market. However, FNCB may hold in portfolio 1-4 family residential mortgage loans as deemed necessary according to current asset/liability management strategies. During the year ended December 31, 2021, the Bank sold $9.4 million of 1-4 family mortgages. FNCB retains servicing rights on these mortgages.

Construction, Land Acquisition and Development Loans

FNCB offers interim construction financing secured by residential property for the purpose of constructing 1-4 family homes. FNCB also offers interim construction financing for the purpose of constructing residential developments and various commercial properties including shopping centers, office complexes and single purpose owner-occupied structures and for land acquisition. At December 31, 2021, construction, land acquisition and development loans amounted to $41.6 million and represented 4.2% of the total loan portfolio.

Commercial Real Estate Loans

Commercial real estate loans represent the largest portion of FNCB’s total loan portfolio and loans in this portfolio generally have larger loan balances. These loans are secured by a broad range of real estate, including but not limited to, office complexes, shopping centers, hotels, warehouses, gas stations, convenience markets, residential care facilities, nursing care facilities, restaurants, multifamily housing, farms and land subdivisions. At December 31, 2021, FNCB’s commercial real estate loans totaled $366.0 million, or 37.3%, of the total loan portfolio.

Commercial and Industrial Loans

Generally, FNCB offers commercial loans to sole proprietors and businesses located in its primary market area. In addition, FNCB purchases pools of secured and unsecured loans. The commercial loan portfolio includes, but is not limited to, lines of credit, dealer floor plan lines, equipment loans, vehicle loans and term loans. These loans are primarily secured by vehicles, machinery and equipment, inventory, accounts receivable, marketable securities and deposit accounts. At December 31, 2021, FNCB’s commercial and industrial loans totaled $193.1 million, or 19.7%, of the total loan portfolio. Also included in commercial and industrial loans are loans originated under various programs that were part of the governmental response to the COVID-19 pandemic. FNCB participated in the Paycheck Protection Program ("PPP") promulgated under the Coronavirus Aid, Relief and Economic Security Act ("CARES Act"). PPP loans outstanding included in commercial and industrial loans were $21.9 million at December 31, 2021.

In the fourth quarter of 2021, FNCB launched a new equipment financing line of business that operates as 1st Equipment Finance. Based in FNCB's community office located in Exeter, Pennsylvania, 1st Equipment Finance provides both direct and indirect equipment financing solutions, including leasing alternatives, for business and municipal customers located within and outside FNCB's primary market area. At December 31, 2021, simple interest loans originated under this initiative totaled $7.9 million and are included in commercial and industrial loans.

Consumer Loans

Consumer loans include indirect automobile loans originated through various auto dealers in the Bank's market area, secured and unsecured installment loans, direct new and used automobile financing, personal lines of credit and overdraft protection loans.  At December 31, 2021, FNCB’s consumer loans totaled $85.5 million, or 8.7%, of the total loan portfolio.

State and Political Subdivision Loans and Leases

FNCB originates state and political subdivision loans and leases, including general obligation, tax anticipation notes and municipal leases, primarily to municipalities in the Bank’s market area. At December 31, 2021, FNCB’s state and political subdivision loans and leases totaled $61.1 million, or 6.2%, of the total loan portfolio. Municipal leases originated through 1st Equipment Finance were $2.4 million at December 31, 2021.

Purchased Loans

FNCB purchases individual loans and loan pools originated by several third-party originators to diversify the loan portfolio and enhance net interest income. Purchase loans include pooled commercial equipment loans, unsecured commercial and secured and unsecured consumer individual loans and loan pools. The pools have relatively short average lives and provide steady cash flows. Commercial equipment loans are secured by UCCs and titles, secured consumer loans are collateralized by chattel paper, while credit enhancement features including reserve funds provide credit protection for the consumer and commercial unsecured pools. FNCB has reviewed individual loan files, if feasible, or reviewed random samples of loan files and credit metrics to ensure underwriting was aligned with FNCB's internal underwriting standards. FNCB does not provide servicing of purchased loans.

See Note 2, “Summary of Significant Accounting Policies” and Note 4, "Loans" to the consolidated financial statements included in Item 8, "Financial Statements and Supplementary Data," to this Annual Report on Form 10-K for additional information regarding FNCB's loan portfolio and lending policies.

Wealth Management

FNCB offers customers wealth management services through a revenue share agreement with a third-party provider. Customers are able to access alternative deposit products such as mutual funds, annuities, stocks, and bonds directly for purchase from an outside provider. FNCB receives a percentage of the commission revenue generated from these transactions.

Deposit Activities

In general, deposits, borrowings and loan and investment repayments are the major sources of funding for lending and other investment purposes. FNCB relies primarily on marketing, product innovation, technology and service to attract, grow and retain its deposits. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of deposit accounts, management considers the interest rates offered by its competitors, the interest rates available on Federal Home Loan Bank ("FHLB") of Pittsburgh advances and other wholesale funding, its liquidity needs and customer preferences. Management regularly reviews FNCB’s deposit mix and deposit pricing as part of its asset/liability management, taking into consideration rates offered by competitors in its market area and balance sheet interest-rate sensitivity.

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

Supervision and Regulation

FNCB and the Bank operate in a highly regulated industry and are subject to a variety of statutes, regulations, and policies, as well as ongoing regulatory supervision and review. Federal statutes that apply to FNCB and the Bank include the Gramm Leach Bliley Act (“GLB Act”), the Bank Holding Company Act (“BHCA”), the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the USA Patriot Act, the Federal Reserve Act and the Federal Deposit Insurance Act. The Bank is subject primarily to the provisions of the Federal Deposit Insurance Act and, as a state-chartered financial institution, to the Pennsylvania Banking Code of 1965. In general, these statutes, regulations promulgated in accordance with these statutes, and interpretations of the statutes and regulations by the banking regulatory agencies establish the eligible business activities of FNCB and the Bank, certain acquisition and merger restrictions, limitations on intercompany transactions, such as loans and dividends, and capital adequacy requirements, among other things. These laws, regulations and policies are subject to frequent change and FNCB takes measures to comply with applicable requirements. The following summarizes some of the more significant provisions of these laws as they relate to FNCB and the Bank.

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

With certain limited exceptions, a bank holding company is prohibited from acquiring control of any voting shares of any company which is not a bank or bank holding company and from engaging directly or indirectly in any activity other than banking or managing or controlling banks or furnishing services to or performing services for its authorized subsidiaries.  A bank holding company may, however, engage in, or acquire an interest in a company that engages in, activities that the FRB has determined by order or regulation to be so closely related to banking or managing or controlling banks as to be properly incidental thereto.  In making such a determination, the FRB is required to consider whether the performance of such activities can reasonably be expected to produce benefits to the public, such as convenience, increased competition, or gains in efficiency, which outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. The FRB is also empowered to differentiate between activities commenced de novo and activities commenced by the acquisition, in whole or in part, of a going concern.  Some of the activities that the FRB has determined by regulation to be closely related to banking include making or servicing loans, performing certain data processing services, acting as a fiduciary or investment or financial advisor, and making investments in corporations or projects designed primarily to promote community welfare.

Subsidiary banks of a bank holding company are subject to certain restrictions imposed by the Federal Reserve Act on any extensions of credit to the bank holding company or any of its subsidiaries or affiliates, or investments in the stock or other securities thereof, and on the taking of such stock or securities as collateral for loans to any borrower.  Further, a holding company and any subsidiary bank are prohibited from engaging in certain tie-in arrangements in connection with the extension of credit.

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

During 2018, the FRB raised the threshold of its "Small Bank Holding Company" exemption to the application of consolidated capital requirements for qualifying small bank holding companies from $1 billion to $3 billion of consolidated assets. Consequently, qualifying bank holding companies having less than $3 billion of consolidated assets are not subject to the consolidated capital requirements unless otherwise directed by the FRB.

Under the Economic Growth, Regulatory Relief, and Consumer Protection Act enacted in May 2018, federal banking agencies adopted the community bank leverage ratio (“CBLR”) framework available to depository institutions having less than $10 billion in total assets and meeting certain other qualifying criteria. The CBLR rules provide that qualifying community banking organizations that adopt the CBLR framework and that maintain a CBLR in excess of 9% will be considered to have met the generally applicable leverage and risk-based capital requirements under the banking agencies’ capital rules and the capital ratio requirements necessary to be considered “well capitalized.” FNCB has not elected to use the CBLR framework at this time.

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

The following are the capital requirements under Basel III as integrated into the prompt corrective action category definitions. As of December 31, 2021, the following capital requirements were applicable to the Bank for purposes of Section 38 of the FDIA.

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

At December 31, 2021, the Bank was “well capitalized” under the applicable requirements with a CET I capital and Tier I capital to risk-weighted assets ratios (for the Bank only) of 13.46%, a total capital to risk-weighted assets ratio of 14.64% and a leverage ratio of 8.92%. Similarly, at December 31, 2020, the  Bank exceeded capital requirements for an institution to be considered "well capitalized" with CET I capital and Tier I capital to risk-weighted assets ratios of 14.54%, a total capital to risk-weighted assets ratio of 15.79% and a leverage ratio of 9.57%.

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

Under provisions of the federal securities laws, a determination by a court or regulatory agency that certain violations have occurred at a company, or its affiliates can result in fines, restitution, a limitation of permitted activities, disqualification to continue to conduct certain activities and an inability to rely on certain favorable exemptions. Certain types of infractions and violations can also affect a public company in its timing and ability to expeditiously issue new securities into the capital markets.

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

Consumer Financial Protection Bureau and Consumer Lending Regulation. The Dodd-Frank Act created the CFPB, which is granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act (“TILA”), Real Estate Settlement Procedures Act (“RESPA”), Fair Credit Reporting Act, Fair Debt Collection Practices Act, Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act, and certain other statutes. The CFPB has examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Smaller institutions are subject to rules promulgated by the CFPB but continue to be examined and supervised by federal banking regulators for consumer compliance purposes. The CFPB has authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products. For example, the Dodd-Frank Act authorizes the CFPB to establish certain minimum standards for the origination of residential mortgages including, in certain circumstances, a determination of the borrower’s ability to repay. In addition, the Dodd-Frank Act allows certain borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage” as defined by the CFPB. The Dodd-Frank Act permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations.

The CFPB’s rulemaking, examination and enforcement authority has and will continue to significantly affect financial institutions offering consumer financial products and services, including FNCB and the Bank. These regulatory activities may limit the types of financial services and products the Bank may offer, which in turn may reduce FNCB’s revenues.

FDIC Insurance Premiums. Under the FDIC's risk-based assessment system, deposit insurance assessments are based on each insured institution's total assets less tangible equity, thereby basing deposit insurance assessments on an institution’s total liabilities, not only insured deposits. A bank’s assessment is calculated by multiplying its individual assessment rate by its assessment base (average consolidated total assets less average tangible equity), determined quarterly. Banks with assets less than $10 billion, such as the Bank, are assigned an individual rate based on a formula using financial data and the bank’s CAMELS ratings.

At December 31, 2021, the Bank was considered in the lowest risk category, for deposit insurance assessments and paid an annual assessment rate ranging from 0.0005 basis points to 0.0006 basis points on the assessment base of average consolidated total assets less the average tangible equity during the assessment period.

Dividend and Share Repurchase Restrictions

FNCB is a legal entity separate and distinct from the Bank. FNCB’s revenues (on a parent company only basis) and its ability to pay dividends to its shareholders, or repurchase shares from its shareholders, are almost entirely dependent upon the receipt of dividends from the Bank. The right of FNCB, and consequently the rights of its creditors and shareholders to participate in any distribution of the assets or earnings of any subsidiary through the payment of such dividends or otherwise is necessarily subject to the prior claims of creditors of the subsidiary (including depositors) except to the extent that claims of FNCB, in its capacity as a creditor, may be recognized. Additionally, the ability of the Bank to pay dividends to FNCB is subject to Pennsylvania state law and various regulatory restrictions.

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

Human Capital Resources

FNCB's employees support its vision to be a leader in the community with a commitment to financial excellence for customers and shareholders and deliver its mission to make your banking experience simply better. With this in mind, FNCB recognizes that the success of our organization is highly correlated to the effectiveness of the FNCB team. In order to attract, motivate and retain high-quality staff, the Bank must have a competitive, broad-based compensation plan. FNCB focuses on ensuring top talent is compensated appropriately and entry-level starting salaries are competitive and provide an opportunity for advancement.

As FNCB’s leadership culture and business model evolves, FNCB's policies, practices and programs must also evolve and support and reinforce our desired culture and business needs. The Compensation Committee of the Board of Directors evaluates and modifies policies, practices and programs on an ongoing basis to ensure compensation plans are competitive and do not encourage inappropriate risk taking. Market competitive and risk appropriate incentive plans have been fully implemented for management, commercial lending, branch banking, specialty sales functions and all staff positions. FNCB also has a Long-Term Incentive Plan designed to align shareholder goals with employee goals and to encourage retention of key officers.

FNCB is an Equal Opportunity and Affirmative Action Employer. We recruit, employ, train, compensate, and promote without regard to race, religion, creed, color, national origin, age, gender, sexual orientation, gender identity, marital status, disability, veteran status, or any other basis protected by applicable federal, state or local law.

In 2021, FNCB Bank was voted "The Best Place to Work" in northeastern, Pennsylvania for the fifth consecutive year, as part of the annual Reader's Choice Awards survey conducted by a local newspaper. As of December 31, 2021, FNCB, including the Bank, employed 227 persons, including 23 part-time employees.

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

As of December 31, 2021, approximately 41.5% of FNCB’s loan portfolio consisted of commercial real estate loans and construction, land acquisition and development loans. These types of loans are generally viewed as having a higher risk of default than residential real estate loans or consumer loans. These types of loans are also typically larger than residential real estate loans and consumer loans. Because FNCB’s loan portfolio contains a significant number of commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. All non-performing loans totaled $3.9 million, or 0.39% of total gross loans, as of December 31, 2021, and $5.6 million, or 0.62% of total gross loans, as of December 31, 2020. Specifically, commercial real estate loans that were non-performing totaled $2.5 million, or 0.25%, of total gross loans, as of December 31, 2021, and $3.2 million, or 0.36%, of total gross loans, as of December 31, 2020. There were no construction, land acquisition and development loans that were non-performing at December 31, 2021 and 2020. An increase in non-performing loans in the future could result in an increase in the provision for loan and lease losses and an increase in loan charge-offs, both of which could have a material adverse effect on FNCB’s financial condition and results of operations. The lending activities in which the Bank engages carry the risk that the borrowers will be unable to perform on their obligations. As such, general economic conditions, nationally and in FNCB’s primary market area, will have a significant impact on its results of operations.

FNCB’s concentrations of loans, including those to insiders and related parties, may create a greater risk of loan defaults and losses.

A substantial portion of FNCB’s loans are secured by real estate in the Northeastern Pennsylvania market, and substantially all of its loans are to borrowers in that area. FNCB also has a significant amount of commercial real estate, commercial and industrial, construction, land acquisition and development loans and land-related loans for residential and commercial developments. At December 31, 2021, $641.8 million, or 65.4%, of gross loans were secured by real estate, primarily commercial real estate. Management has taken steps to mitigate commercial real estate concentration risk by diversification among the types and characteristics of real estate collateral properties, sound underwriting practices, and ongoing portfolio monitoring and market analysis. Of total gross loans, $41.6 million, or 4.2%, were construction, land acquisition and development loans. Construction, land acquisition and development loans have the highest risk of uncollectability. An additional $193.1 million, or 19.7%, of portfolio loans were commercial and industrial loans not secured by real estate. Historically, commercial and industrial loans generally have had a higher risk of default than other categories of loans, such as single-family residential mortgage loans. The repayment of these loans often depends on the successful operation of a business and are more likely to be adversely affected by adverse economic conditions. While management believes that the loan portfolio is well diversified in terms of borrowers and industries, these concentrations expose FNCB to the risk that adverse developments in the real estate market, or in the general economic conditions in its general market area, could increase the levels of non-performing loans and charge-offs, and reduce loan demand. In that event, FNCB would likely experience lower earnings or losses. Additionally, if, for any reason, economic conditions in its market area deteriorate, or there is significant volatility or weakness in the economy or any significant sector of the area’s economy, FNCB’s ability to develop business relationships may be diminished, the quality and collectability of its loans may be adversely affected, the value of collateral may decline and loan demand may be reduced.

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

Outstanding loans and line of credit balances to directors, officers and their related parties totaled $71.4 million as of December 31, 2021. At December 31, 2021, there were no loans to directors, officers and their related parties that were categorized as criticized loans within the Bank’s risk rating system, meaning they are not considered to present a higher risk of collection than other loans. See Note 11, “Related Party Transactions” of the notes to consolidated financial statements included in Item 8, "Financial Statements and Supplementary Data" and Item 13, “Certain Relationships and Related Transactions, and Director Independence” to this Annual Report on Form 10-K for more information regarding loans to officers and directors and/or their related parties

FNCB’s portfolio of loans to small and mid-sized community-based businesses may increase its credit risk.

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

In considering whether to make a loan secured by real property, FNCB generally requires an appraisal of the property. However, an appraisal is only an estimate of the value of the property at the time the appraisal is made, and, as real estate values may change significantly in relatively short periods of time (especially in periods of heightened economic uncertainty), this estimate may not accurately reflect the net value of the collateral after the loan is made. As a result, FNCB may not be able to realize the full amount of any remaining indebtedness when FNCB forecloses on and sells the relevant property. In addition, FNCB relies on appraisals and other valuation techniques to establish the value of other real estate owned (“OREO”), that FNCB acquires through foreclosure proceedings and to determine loan impairments. If any of these valuations are inaccurate, FNCB’s financial statements may not reflect the correct value of FNCB’s OREO, if any, and FNCB’s allowance for loan and lease losses may not reflect accurate loan impairments. Inaccurate valuation of OREO or inaccurate provisioning for loan and lease losses could have a material adverse effect on FNCB’s business, financial condition and results of operations.

FNCB’s financial condition and results of operations would be adversely affected if the ALLL is not sufficient to absorb actual losses or if increases to the ALLL were required.

The lending activities in which the Bank engages carry the risk that the borrowers will be unable to perform on their obligations, and that the collateral securing the payment of their obligations may be insufficient to assure repayment. FNCB may experience significant credit losses, which could have a material adverse effect on its operating results. Management makes various assumptions and judgments about the collectability of FNCB’s loan portfolio, including the creditworthiness of its borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of its loans, which it uses as a basis to estimate and establish its reserves for losses. In determining the amount of the ALLL, management reviews loans, loss and delinquency experience, and evaluates current economic conditions. If these assumptions prove to be incorrect, the ALLL may not cover inherent losses in FNCB’s loan portfolio at the date of its financial statements. Material additions to FNCB’s allowance or extensive charge-offs would materially decrease its net income. At December 31, 2021, the ALLL totaled $12.4 million, representing 1.27% of loans, net of unearned income and net deferred loan origination fees.

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

Management reviews FNCB’s investment securities portfolio at each quarter-end reporting period to determine whether the fair value is below the current carrying value. When the fair value of any of FNCB’s debt investment securities has declined below its carrying value, management is required to assess whether the decline represents an other than temporary impairment. If management concludes that the decline is other-than-temporary, it is required to write down the value of that security to reflect the credit-related impairments through a charge to earnings. Changes in the expected cash flows of securities in FNCB’s portfolio and/or prolonged price declines in future periods may result in OTTI, which would require a charge to earnings. Due to the complexity of the calculations and assumptions used in determining whether an asset is impaired, any impairment disclosed may not accurately reflect the actual impairment in the future. In addition, to the extent that the value of any of FNCB’s investment securities is sensitive to fluctuations in interest rates, any increase in interest rates may result in a decline in the value of such investment securities.

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

FNCB uses simulation analysis to model net interest income for various interest rate scenarios over a five-year time horizon. Based on the simulation analysis, FNCB’s interest sensitivity profile at December 31, 2021 was characterized by maturities or repricing of assets and liabilities that were well matched over the next six to nine months, moving to an asset sensitivity position by the end of the first year and in subsequent years of the model. These simulations are based on numerous assumptions, including but not limited to: the nature and timing of interest rate levels, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment of asset and liability cash flows, customer behavior in a rising rate environment and other factors. When short-term interest rates rise, the rate of interest FNCB pays on its interest-bearing liabilities may rise more quickly than the rate of interest that FNCB receives on its interest-earning assets, which may cause FNCB’s net interest income to decrease.

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

FNCB’s earnings and cash flows are largely dependent upon its net interest income. Net interest income is the difference between interest income earned on interest-earning assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond FNCB’s control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the FRB. Changes in monetary policy, including changes in interest rates, could influence not only the interest FNCB receives on loans and securities and the amount of interest it pays on deposits and borrowings, but such changes could also affect FNCB’s ability to originate loans and obtain deposits, the fair value of FNCB’s financial assets and liabilities, and the average duration of FNCB’s mortgage-backed securities portfolio.

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

The United Kingdom’s Financial Conduct Authority and the administrator of LIBOR have announced that the publication of the most commonly used U.S. dollar LIBOR settings will cease to be published or cease to be representative after June 30, 2023. The publication of all other LIBOR settings ceased to be published as of December 31, 2021. Given consumer protection, litigation, and reputation risks, the bank regulatory agencies have indicated that entering into new contracts that use LIBOR as a reference rate after December 31, 2021, would create safety and soundness risks and that they will examine bank practices accordingly. Therefore, the agencies encouraged banks to cease entering into new contracts that use LIBOR as a reference rate as soon as practicable and in any event by December 31, 2021. FNCB has discontinued originating LIBOR-based loans effective December 31, 2021, and will preferably negotiate loans using the Term Secured Overnight Financing Rate ("Term SOFR") going forward.  As of December 31, 2021, FNCB had approximately $83.9 million of loans and $26.5 million in investments, as well as certain derivative contracts, borrowings and other financial instruments that have attributes that are either directly or indirectly dependent on LIBOR.

There continues to be substantial uncertainty as to the ultimate effects of the LIBOR transition, including with respect to the acceptance and use of  Term SOFR and other benchmark rates, such as AMERIBOR, a benchmark developed by the American Financial Exchange and BSBY, a benchmark developed by Bloomberg Index Services, among others. Since Term SOFR and other benchmark rates are calculated differently, payments under contracts referencing new rates will differ from those referencing LIBOR, which may lead to increased volatility as compared to LIBOR. The transition has impacted our market risk profiles and required changes to our risk and pricing models, valuation tools, product design and hedging strategies. Furthermore, failure to adequately manage this transition process with customers could adversely impact FNCB's reputation. Although FNCB is currently unable to assess what the ultimate impact of the transition from LIBOR will be, failure to adequately manage the transition could have a material adverse effect on FNCB's internal systems and processes, financial condition and results of operations.

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

Like many financial institutions, FNCB relies on customer deposits as its primary source of funding for its lending activities, and FNCB continues to seek customer deposits to maintain this funding base. FNCB’s future growth will largely depend on its ability to retain and grow its deposit base. As of December 31, 2021, FNCB had $1.455 billion in deposits. FNCB’s deposits are subject to potentially dramatic fluctuations in availability or price due to certain factors outside of its control, such as increasing competitive pressures for deposits, changes in interest rates and returns on other investment classes, customer perceptions of its financial health and general reputation, and a loss of confidence by customers in FNCB or the banking sector generally, which could result in significant outflows of deposits within short periods of time or significant changes in pricing necessary to maintain current customer deposits or attract additional deposits. Any such loss of funds could result in lower loan originations, which could have a material adverse effect on FNCB’s business, financial condition and results of operations.

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

Wholesale funding sources include brokered deposits, one-way CDARS and ICS deposits, federal funds lines of credit, securities sold under repurchase agreements, non-core deposits, and long-term debt. The Bank is also a member of the FHLB of Pittsburgh, which provides members access to funding through advances collateralized with certain qualifying assets within the Bank’s loan portfolio. In addition, FNCB’s available-for-sale securities provide an additional source of liquidity. Disruptions in availability of wholesale funding can directly impact the liquidity of FNCB and the Bank. The inability to access capital markets funding sources as needed could adversely impact FNCB’s financial condition, results of operations, cash flows, and level of regulatory-qualifying capital.

FNCB held approximately $1.9 million in capital stock of the FHLB as of December 31, 2021. FNCB must own such capital stock to qualify for membership in the Federal Home Loan Bank system which enables it to borrow funds under the FHLB advance program. If the FHLB were to cease operations, FNCB’s business, financial condition, liquidity, capital and results of operations may be materially and adversely affected.

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

FNCB’s business depends on the successful and uninterrupted functioning of its information technology and telecommunications systems. FNCB outsources many of its major systems, such as data processing, deposit processing, loan origination, email and anti-money laundering monitoring systems. The failure of these systems, or the termination of a third-party software license or service agreement on which any of these systems is based, could interrupt FNCB’s operations, and FNCB could experience difficulty in implementing replacement solutions. In many cases, FNCB’s operations rely heavily on secured processing, storage and transmission of information and the monitoring of a large number of transactions on a minute-by-minute basis, and even a short interruption in service could have significant consequences. Because FNCB’s information technology and telecommunications systems interface with and depend on third party systems, FNCB could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. If significant, sustained or repeated, a system failure or service denial could compromise FNCB’s ability to operate effectively, damage FNCB’s reputation, result in a loss of customer business and subject FNCB to additional regulatory scrutiny and possible financial liability, any of which could have a material adverse effect on FNCB’s business, financial condition and results of operations. In addition, failure of third parties to comply with applicable laws and regulations, or fraud or misconduct on the part of employees of any of these third parties, could disrupt FNCB’s operations or adversely affect FNCB’s reputation.

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

FNCB has been and may continue to be involved from time to time in a variety of litigation matters arising out of its business. An increased number of lawsuits, including purported class action lawsuits and other consumer driven litigation, have been filed and will likely continue to be filed against financial institutions, which may involve substantial compensatory and/or punitive damages. Management believes the risk of litigation generally increases during downturns in the national and local economies. FNCB’s insurance may not cover all claims that may be asserted against it, and any claims asserted against it, regardless of merit or eventual outcome, may harm its reputation and may cause it to incur significant expense. Should the ultimate judgments or settlements in any litigation exceed insurance coverage, they could have a material adverse effect on its financial condition, results of operations and cash flows. In addition, FNCB may not be able to obtain appropriate types or levels of insurance in the future, nor may it be able to obtain adequate replacement policies with acceptable terms, if at all. Refer to Item 3, “Legal Proceedings” to this Annual Report on Form 10-K for an additional discussion of FNCB's current material legal matters.

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

The COVID-19 pandemic is adversely affecting, and will likely continue to adversely affect, our business, financial condition, liquidity, and results of operations.

Although U.S. and global economies have begun to recover from the COVID-19 pandemic as many health and safety restrictions have been lifted and vaccine distribution has increased, certain adverse consequences of the pandemic continue to impact the macroeconomic environment and may persist for some time, including labor shortages and disruptions of global supply chains. The growth in economic activity and demand for goods and services, alongside labor shortages and supply chain complications, has also contributed to rising inflationary pressures. The extent to which the COVID-19 pandemic will impact FNCB's business, financial condition, liquidity, and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including the rate and distribution and administration of vaccines globally, the severity and duration of any resurgence of COVID-19 variants either locally, nationally or globally, the continued effectiveness of FNCB's business continuity plan, the direct and indirect impact of the pandemic on FNCB's customers, counterparties and service providers, and actions taken by governmental authorities and other third parties in response to the pandemic.

Governmental authorities have taken significant measures to provide economic assistance to individual households and businesses, stabilize the markets, and support economic growth. These measures may not be sufficient to fully mitigate the negative impact of the pandemic. Additionally, some measures, such as a suspension of consumer and commercial loan payments, may have a negative impact on our business, financial condition, liquidity, and results of operations. We also expect that the temporary reduction of interest rates to near zero will, over the course of 2022, be reversed, with the Federal Reserve now signaling its concerns with respect to inflation and announcing that it will begin to taper its purchases of mortgages and other bonds.

The COVID-19 pandemic has resulted in heightened operational risks. A significant portion of FNCB's staff has been working remotely, and increased levels of remote access create additional cybersecurity risk and opportunities for cybercriminals to exploit vulnerabilities. Cybercriminals have increased their attempts to compromise business emails, including an increase in phishing attempts, and fraudulent vendors or other parties may view the pandemic as an opportunity to prey upon consumers and businesses during this time. The increase in online and remote banking activities may also increase the risk of fraud in certain instances.

The length of the pandemic and the effectiveness of the measures being put in place to address it are unknown. Until the effects of the pandemic subside, there is a risk of reduced revenues in our businesses and increased customer defaults. Furthermore, the U.S. economy experienced a temporary recession as a result of the pandemic, and our business could be materially and adversely affected by another recession should the effects of the pandemic continue for a period of time or worsen. To the extent the pandemic adversely affects FNCB's business, financial condition, liquidity, or results of operations, it also has the effect of heightening many of the other risks described in this Annual Report on Form 10-K.

FNCB has also participated as a lender in certain government programs designed to provide economic relief in response to the pandemic, including the SBA's Paycheck Protection Program ("PPP") and the Federal Reserve's Main Street Lending Program. As a result of participating in these programs, FNCB faces increased risks, including credit, fraud risk and litigation. Additionally, while these loans to small business clients benefit from a government guaranty, many of these businesses may face difficulties even after being granted such a loan. Many of theses businesses have loans other than PPP loans with FNCB  A decline in the financial condition of these businesses could result in a loss of earnings from these loans, an increase in the provision for loan and lease losses, or an increase in loan charge-offs, which could have an adverse impact on FNCB’s results of operations and financial condition.

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

The Biden Administration may seek to implement a regulatory reform agenda, which could include a heightened focus on the regulation of loan portfolios and credit concentrations to borrowers impacted by climate change, heightened scrutiny on Bank Secrecy Act and anti-money laundering requirements, topics related to social equity, executive compensation, and increased capital and liquidity, as well as limits on share buybacks and dividends. In addition, mergers and acquisitions could be dampened by increased antitrust scrutiny. Reform proposals are also expected for the short-term wholesale markets. At this time it cannot be determined which, if any of these policies, would be implemented and what their impact would be. However, FNCB believes such uncertainty may reduce business activities, which ordinarily would be beneficial to its business.

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

Shareholders may not receive dividends on FNCB’s common stock or have their shares repurchased by FNCB.

Although FNCB has historically declared quarterly cash dividends on its common stock, and adopted a share repurchase program for the repurchase of shares of its common stock, FNCB is not required to do so and may reduce or cease to pay common stock dividends, or repurchase shares, in the future. If FNCB reduces or ceases to pay common stock dividends, or terminates its stock repurchase program, the market price of its common stock could be adversely affected.

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

Changes which have been approved for future implementation include the calculation of the allowance for loan and leases losses on the basis of the current expected credit losses over the lifetime of our loans, referred to as the CECL model, which is expected to be applicable to us beginning in 2023. The change in this calculation could adversely affect our capital, regulatory capital ratios, ability to make larger loans, earnings and performance metrics. Any such changes could have a material adverse effect on our business, financial condition and results of operations.

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

FNCB currently conducts business from its headquarters located at 102 E. Drinker Street, Dunmore, Pennsylvania, which now also houses the Bank’s Commercial Lending and Retail Banking Units. The Bank's main office is located at 100 S. Blakely Street, Dunmore, Pennsylvania, 18512. At December 31, 2021, FNCB also operated sixteen additional community banking offices located throughout Lackawanna, Luzerne and Wayne counties, two administrative offices and another lending center located in Dunmore, Lackawanna County, Pennsylvania. Eight of the offices are leased and the balance are owned by the Bank. Except for potential remodeling of certain facilities to provide for the efficient use of workspace and/or to maintain an appropriate appearance, each property is considered reasonably suitable and adequate for current and immediate future purposes except as discussed below.

As part of its responsibilities, management regularly evaluates FNCB’s delivery system and facilities including analyzing each office’s operating efficiency, location, foot traffic, structure and design. FNCB and the Bank have an ongoing comprehensive branch network improvement program that focuses on strengthening, better positioning and expanding its market coverage by developing new state-of-the-art customer facilities, as well as relocating and consolidating select locations. Initiatives FNCB executed under the branch network improvement program during the years ended December 31, 2021 and 2020 include:

●	On January 18, 2021, with appropriate Board Approval, FNCB closed a limited purpose office (LPO), that was located at 3500 Winchester Road, Allentown, Pennsylvania.

●	Office space at FNCB's community office, located in Exeter, Luzerne County, Pennsylvania was renovated to house the new 1st Equipment Finance team.

●

On December 16, 2021, FNCB received approval from its primary regulator to consolidate the Bank's Wheeler Avenue Community Office into its Main Office, effective February 18, 2022. Both offices are located in Dunmore, Lackawanna County, Pennsylvania. The consolidation is consistent with the Bank's strategic goals and will not have any significant disruptions to customer service in the area.

See Note 5, "Bank Premises and Equipment" of the notes to consolidated financial statements included in Item 8, "Financial Statements and Supplementary Data" to this Annual Report on Form 10-K for additional information about FNCB's properties.

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

On January 27, 2021, FNCB's Board of Directors authorized a stock repurchase program under which up to 975,000 shares of FNCB's outstanding common stock may be acquired in the open market pursuant to a trading plan that was adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.  The repurchase program commenced on February 3, 2021 and expired on December 31, 2021. On January 26, 2022, FNCB's Board of Directors authorized the repurchase of an additional 750,000 shares of FNCB's outstanding common stock. Repurchases under both programs are administered through an independent broker and are subjected to SEC regulations as well as certain price, market volume and timing constraints specified in the trading plan. In 2021, FNCB repurchased 330,759 shares at a weighted-average price per share of $7.21, or $2.4 million in aggregate. Repurchases are funded from available working capital and the repurchased shares are returned to the status of authorized but unissued shares of common stock.

Holders

As of February 28, 2022, there were approximately 1,632 holders of record of FNCB’s common shares. Because many of FNCB’s shares are held by brokers and other institutions on behalf of shareholders, FNCB is unable to estimate the total number of shareholders represented by these record holders.

Dividends

Dividends declared and paid were $5.4 million, or $0.27 per share, in 2021 and $4.4 million, or $0.22 per share, in 2020. The dividend payout ratio was 25.4% for the year ended December 31, 2021 and 29.0% for the year ended December 31, 2020. It is the present intent of the Board of Directors to continue paying quarterly dividends going forward. However, FNCB’s ability to declare and pay future dividends is dependent upon earnings, financial position, appropriate restrictions under applicable laws, legal and regulatory restrictions and other factors relevant at the time FNCB’s Board of Directors considers any declaration of any dividends. For a further discussion of FNCB’s and the Bank’s dividend restrictions, refer to Note 14, “Regulatory Matters/Subsequent Events” in the notes to consolidated financial statements in this Annual Report on Form 10-K.

On January 26, 2022, the Board of Directors declared a dividend of $0.075 per share for the first quarter of 2022. The dividend is payable on March 15, 2022 to shareholders of record as of March 1, 2022.

Equity Compensation Plans

For more information regarding FNCB’s equity compensation plans, see Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

None.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.	Reserved

None.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis (“MD&A”) represents an overview of the financial condition and results of operations of FNCB and should be read in conjunction with our consolidated financial statements and notes thereto included in Item 8, "Financial Statements and Supplementary Data" and Item 1A, "Risk Factors" of Part I to this Annual Report on Form 10-K.

FNCB is in the business of providing customary retail and commercial banking services to individuals, businesses and local governments and municipalities through 16 full-service branch offices operated by FNCB Bank, FNCB's wholly-owned subsidiary, within its primary market area, Northeastern Pennsylvania.

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

See Note 2, “Summary of Significant Accounting Policies” and Note 4, “Loans” of the notes to consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data” to this Annual Report on Form 10-K for additional information about the ALLL.

Securities Valuation and Evaluation for Impairment

Management utilizes various inputs to determine the fair value of its investment portfolio. To the extent they exist, unadjusted quoted market prices in active markets (Level 1) or quoted prices for similar assets or models using inputs that are observable, either directly or indirectly (Level 2) are utilized to determine the fair value of each investment in the portfolio. In the absence of observable inputs or if markets are illiquid, valuation techniques are used to determine fair value of any investments that require inputs that are both unobservable and significant to the fair value measurement (Level 3). For Level 3 inputs, valuation techniques are based on various assumptions, including, but not limited to, cash flows, discount rates, adjustments for nonperformance and liquidity, and liquidation values. A significant degree of judgment is involved in valuing investments using Level 3 inputs. The use of different assumptions could have a positive or negative effect on FNCB’s financial condition or results of operations. See Note 3, “Securities” and Note 15, “Fair Value Measurements” of the notes to consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data” to this Annual Report on Form 10-K for additional information about FNCB’s securities valuation techniques.

On a quarterly basis, management evaluates individual investment securities in an unrealized loss position for other than temporary impairment (“OTTI”). The evaluation for OTTI requires the use of various assumptions, including but not limited to, the length of time an investment’s fair value is less than book value, the severity of the investment’s decline, any credit deterioration of the issuer, whether management intends to sell the security, and whether it is more-likely-than-not that FNCB will be required to sell the security prior to recovery of its amortized cost basis. Debt investment securities deemed to have OTTI are written down by the impairment related to the estimated credit loss, and the non-credit related impairment loss is recognized in other comprehensive income. FNCB did not recognize any OTTI charges on investment securities for years ended December 31, 2021 and 2020 within the consolidated statements of income.

See Note 2, “Summary of Significant Accounting Policies” and Note 3, “Securities” of the notes to consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data” to this Annual Report on Form 10-K for additional information about valuation of securities and management's evaluation for OTTI.

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

FNCB records an income tax provision or benefit based on the amount of tax currently payable or receivable and the change in deferred tax assets and liabilities. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes. Management conducts quarterly assessments of all available positive and negative evidence to determine the amount of deferred tax assets that will more likely than not be realized. FNCB establishes a valuation allowance for deferred tax assets and records a charge to income if management determines, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, management considers past operating results, estimates of future taxable income based on approved business plans, future capital requirements and ongoing tax planning strategies. This evaluation process involves significant management judgment about assumptions that are subject to change from period to period depending on the related circumstances. The recognition of deferred tax assets requires management to make significant assumptions and judgments about future earnings, the periods in which items will impact taxable income, future corporate tax rates, and the application of inherently complex tax laws. The use of different estimates can result in changes in the amounts of deferred tax items recognized, which may result in equity and earnings volatility because such changes are reported in current period earnings. Management’s evaluation as of December 31, 2021 and 2020 concluded that no valuation allowance was necessary for net deferred tax assets.

In connection with determining the income tax provision or benefit, management considers maintaining liabilities for uncertain tax positions and tax strategies that it believes contain an element of uncertainty. Periodically, management evaluates each of FNCB’s tax positions and strategies to determine whether a liability for uncertain tax benefits is required. As of December 31, 2021 and 2020, management determined that FNCB did not have any uncertain tax positions or tax strategies and that no liability was required to be recorded.

See Note 2, “Summary of Significant Accounting Policies” and Note 10, “Income Taxes” of the notes to consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data” to this Annual Report on Form 10-K for additional information about the accounting for income taxes.

New Authoritative Accounting Guidance and Accounting Guidance to be Adopted in Future Periods

For information regarding new authoritative accounting guidance adopted by FNCB during the year ended December 31, 2021 and accounting guidance that FNCB will adopt in future periods, see Note 2, “Summary of Significant Accounting Policies” of the notes to consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data” to this Annual Report on Form 10-K.

EXECUTIVE OVERVIEW

The following overview should be read in conjunction with this MD&A in its entirety.

Results of Operations

FNCB exhibited strong earnings performance in 2021, consistent with our mission to provide a simply better banking experience to our customers, while adapting to changing market demands.  Net income in 2021  amounted to $21.4 million, or $1.06 per diluted common share, an increase of $6.0 million, or 39.3%, compared to $15.3 million, or $0.76 per diluted common share, in 2020. The increase in 2021 net income compared to 2020 was primarily attributable to increases in net interest income and a decrease in the provision for loan and lease losses. These positive factors were partially offset by a decrease in non-interest income and an increase in non-interest expense. Net interest income was $49.0 million in 2021, an increase of $8.8 million, or 21.9%, from $40.2 million in 2020, which resulted from a $5.4 million, or 11.6%, increase in total interest income and a $3.4 million, or 56.1% reduction in total interest expense. The increase in interest income was driven by strong earning asset growth, while the reduction in interest expense was largely due to a significant reduction in funding costs. Interest income in 2021 was also favorably impacted by a $3.6 million increase in net loan origination fees associated with PPP loans that were recognized upon forgiveness. The provision for loan and lease losses decreased $1.8 million to $166 thousand in 2021, from $1.9 million in 2020. The elevated amount of credit provisioning in 2020 was in response to uncertainty brought on by the COVID-19 global pandemic. Non-interest income decreased $982 thousand, or 10.6%, to $8.3 million in 2021 from $9.2 million in 2020. The year over year decrease in non-interest income largely reflected decreases in net gains on equity securities, net gains on the sales of available-for-sale debt securities and mortgage loans held for sale, partially offset by increases in deposit service charges, higher income from bank-owned life insurance and loan referral fees/interest rate swap revenue. Non-interest expense increased $2.2 million, or 7.4%, to $31.1 million in 2021 from $28.9 million in 2020, which primarily reflected higher salaries and employee benefits, data processing costs, regulatory assessments and bank shares tax, partially offset by decreases in occupancy, equipment and professional fee expenses. Income tax expense increased $1.4 million, or 44.4%, to $4.6 million in 2021 as compared to $3.2 million in 2020.

Return on average assets and return on average shareholders’ equity equaled 1.36% and 13.46%, respectively, in 2021, compared to 1.13% and 10.66%, respectively, in 2020.  FNCB paid dividends to holders of common stock of $0.27 per share in 2021, an increase of $0.05 per share, or 22.7%, compared to $0.22 per share in 2020. Total dividends declared and paid in 2021 equated to a dividend yield of approximately 2.92% based on the closing stock price of $9.24 per share on December 31, 2021. The dividend payout ratio was 25.4% in 2021 compared to 29.0% in 2020.

Balance Sheet Profile

Total assets increased $198.6 million, or 13.6%, to $1.664 billion at December 31, 2021 from $1.465 billion at December 31, 2020. The balance sheet expansion primarily reflected substantial increases in available-for-sale debt securities, and loans and leases, net of deferred origination fees and unearned income. Available-for-sale debt securities increased $172.5 million, or 49.3%, to $522.6 million at December 31, 2021 from $350.0 million at December 31, 2020. Loans and leases, net of net deferred origination fees and unearned income, increased $78.3 million, or 8.7%, to $979.4 million at December 31, 2021 from $901.1 million at December 31, 2020 Excluding activity related to the origination and forgiveness of PPP loans, loans and leases, net of net deferred origination fees, increased $133.4 million, or 16.2%. Cash and cash equivalents decreased $56.8 million, or 36.4%, to $99.0 million at December 31, 2021 from $155.8 million at December 31, 2020, as excess liquidity was redeployed to the loan and investment portfolios.  Total deposits increased $167.6 million, or 13.0%, to $1.455 billion at December 31, 2021 from $1.287 billion at December 31, 2020. Borrowed funds increased $20.0 million, or 194%, to $30.3 million at December 31, 2021, compared to $10.3 million at December 31, 2020. The increase in borrowed funds reflected the transition of $20.0 million that was part of a cash flow hedge from brokered time deposits to advances through the Federal Home Loan Bank ("FHLB") of Pittsburgh.

Total shareholders’ equity increased $6.6 million, or 4.2%, to $162.5 million at December 31, 2021 from $155.9 million at December 31, 2020. Contributing to the increase in capital was net income in 2021 of $21.4 million partially offset by a $7.5 million decrease in accumulated other comprehensive income related primarily to depreciation in the fair value of available-for-sale debt securities, net of deferred taxes, and year-to-date dividends declared and paid of $5.4 million. The repurchase of 330,759 common shares under the board-authorized 2021 stock repurchase program also reduced shareholder's equity by $2.4 million. At December 31, 2021, FNCB Bank’s total risk-based capital ratio and the Tier 1 leverage ratio were 14.64% and 8.92%, respectively, which exceeded the 10.00% and 5.00% required to be well capitalized under the prompt corrective action provisions of the Basel III capital framework for U.S. banking organizations. FNCB's tangible book value improved $0.43 per share, or 5.6%, to $8.13 per share at December 31, 2021 from $7.70 per share at December 31, 2020.

Management’s Focus in 2021

COVID-19 Considerations

Management continued to navigate and respond to the many challenges brought on by the COVID-19 pandemic, with prioritizing the health and safety of FNCB's customers and employees at the forefront. Throughout 2021, FNCB operated under its pandemic preparedness plan and continued to manage the many challenges brought on by the COVID-19 pandemic.  FNCB continues to follow CDC and Commonwealth of Pennsylvania guidance and take additional precautions to ensure the safety of its customers and its employees. As of the date of this report, FNCB branches are open and are fully operational with lobbies open for consumer traffic.Widespread availability and distribution of vaccines, including boosters, has led to improved economic growth across the United States and more specifically within our market area. However, lingering effects from the COVID-19 pandemic, including the effects of the Delta and Omicron variants, and the potential for additional variants, continue to adversely impact employment markets and supply-chains affecting national, regional and local economies, which has resulted in pronounced price inflation in 2021 and continuing into 2022.

Additionally, FNCB focused on originating PPP loans under the second round of funding, in addition to assisting customers through the loan forgiveness process. In 2020, FNCB implemented a digital, cloud-based management tool to facilitate the entire PPP loan origination and forgiveness process, providing customers with direct access to educational materials and the ability to easily upload required documents. FNCB's response to the second round of funding resulted in the origination of 679 PPP loans totaling $76.3 million in 2021. FNCB received $3.6 million in related loan origination fees associated with this second round of originations, which was deferred and is being recognized upon forgiveness or repayment. During the year ended December 31, 2021, FNCB received forgiveness for PPP loans totaling $130.3 million and recognized $4.8 million in net PPP loans origination fees, which is included in interest income in the consolidated statements of income. At December 31, 2021, FNCB had PPP loans still outstanding of $20.9 million, net of $1.0 million in net deferred origination fees, compared to $76.0 million, net of $2.6 million in net deferred origination fees at December 31, 2020.

Regarding our banking operations, commercial activity within our market area, while improving , remains volatile and has not returned to pre-pandemic levels. Economic restrictions adopted in 2020, caused many borrowers to request payment deferrals and other payment accommodations. As of December 31, 2021, all borrowers that previously received payment accommodations have resumed making contractual principal and interest payments. While positive developments have occurred, management is keenly aware that uncertainty regarding the pandemic may still exist. Additionally, FNCB's commercial customer base includes businesses in industries such as automobile, hotel/lodging, restaurants, hospitality, and retail and commercial real estate, all of which has been significantly and adversely impacted in 2021 and 2020 by economic restrictions and employment and supply-chain constraints related to the COVID-19 pandemic. Management continues to closely monitor customers within these industries as the economic recovery continues to unfold.

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

General Banking Operations

Outside of navigating the challenges of the pandemic, during 2021, management focused several key strategic initiatives including: enhancing future net interest income run rates through the redeployment of excess liquidity into the investment and loan portfolios and effectively managing funding costs; improving the customer experience by further expanding and enhancing FNCB's digital and traditional product and service offerings; continuing to create efficiency within FNCB's branch network and delivery channels; and investing in strategic business alliances and opportunities to advance financial performance over the long-term.

In the fourth quarter of 2021, management expanded FNCB's commercial credit product offerings to include commercial equipment financing, through direct finance leases, tax-free municipal leases and simple interest loans. FNCB hired a team of professionals highly-experienced with this type of financing to launch this new product line, which are doing business under the name 1st Equipment Finance and operating out of FNCB's community office located in Exeter, Luzerne County. Pennsylvania. The new product line officially launched on November 1, 2022. Originations for the remainder of the year were in line with budget expectations. As of December 31, 2021 gross loans and municipal leases originated under this initiative were $9.8 million. FNCB expects to originate approximately $50.0 million annually under this product line.

Management regularly evaluates FNCB's branch network and delivery channels for opportunities to improve customer reach or consolidate underutilized locations. With customer banking preferences rapidly evolving to a digital-based approach, management decided to consolidate FNCB's Dunmore-Wheeler community office in its state-of-the-art, recently constructed Main Office, which were located within a mile of each other. On December 16, 2021, FNCB received regulatory approval for the consolidation. The consolidation, which was completed on February 18, 2022, had minimal impact to customers and is expected to reduce operating expense run rates going forward by approximately $230 thousand annually.

Focus for 2022

Looking ahead to 2022, FNCB will focus on expanding its comprehensive digital strategy to respond to evolving customer demands and create operational and delivery channel efficiencies. Specific initiatives include enhancement to the existing online banking platforms, integration of a new commercial lending origination platform and utilizing artificial intelligence and robotics to streamline workflows. Additional areas of focus for 2022 include: outsourcing the origination and underwriting of residential mortgage loans through a third party to create efficiencies and improve customer service; building and strengthening our core customer base including increasing existing customer wallet share; and continuing to assist business customers through the PPP loan forgiveness process as well as seeking opportunities to provide for the future banking needs of these customers. In 2022, FNCB expects to benefit from the recognition of approximately $1.0 million in remaining net loan origination fees from the outstanding PPP loans.

Furthermore, in response to a recent increase in inflation, the Federal Open Market Committee ('FOMC") has indicated a potential tightening of monetary policy, including several increases in the federal funds target rate in 2022. With the anticipated increase in market interest rates, management will focus on balance sheet management, controlling funding costs and continuing to evaluate opportunities to enhance net interest income and non-interest income run rates going forward.

Stock Repurchase Program/Subsequent Event

On January 26, 2022, FNCB's Board of Directors authorized a stock repurchase program under which up to 750,000 shares of FNCB's outstanding common stock may be acquired in the open market commencing no earlier than March 4, 2022 and expiring December 31, 2022 pursuant to a trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. In 2021, the Board of Directors had authorized a similar program under which 330,759 common shares were repurchased. The 2021 plan expired on December 31, 2021. The repurchase of shares under the programs are administered through an independent broker. Repurchases may occur from time to time at prevailing market prices, through open market transactions depending upon market conditions, and are subject to SEC regulations as well as certain price, market volume and timing constraints specified in the trading plan. Under the program, the purchases will be funded from working capital presently available to FNCB, and the repurchased shares will be returned to the status of authorized but unissued shares of Common Stock. There is not a guarantee as to the exact number of shares that will be repurchased by FNCB, and FNCB may discontinue purchases at any time that management determines additional repurchases are no longer warranted. As of December 31, 2021, FNCB had approximately 20.0 million shares outstanding.

SUMMARY OF FINANCIAL PERFORMANCE

Net Interest Income

Net interest income is the difference between (i) interest income, interest and fees on interest-earning assets, and (ii) interest expense, interest paid on deposits and borrowed funds. Net interest income represents the largest component of FNCB’s operating income and, as such, is the primary determinant of profitability. Net interest income is impacted by variations in the volume, rate and composition of earning assets and interest-bearing liabilities, changes in general market rates and the level of non-performing assets. Interest income is shown on a fully tax-equivalent basis using the corporate statutory tax rate of 21.0% in 2021, 2020 and 2019.

In 2020, in response to economic fallout from the global pandemic, the Federal Open Market Committee (“FOMC”) reduced the federal funds target rate a total of 150 basis points in two emergency actions: a 50-basis point decrease on March 3, 2020 followed by another 100 basis point decrease on March 16, 2020. The federal funds target rate remained at 0.00% to 0.25% from this point through the remainder of 2020 and 2021. These actions resulted in a corresponding decrease in the national prime rate to 3.25% at December 31, 2021 and December 31, 2020. Despite the decreases, FNCB experienced an increase in yields on taxable loans throughout 2021, compared to 2020. Origination and funding of low-yielding PPP loans with a rate of 1.0%, were offset by the recognition of net origination fees associated with a portion of these loans that were forgiven by the SBA. The Bank remained competitive in deposit rate offerings, parallel to market conditions and a surplus of liquidity within the industry. As a result, FNCB experienced a decrease in funding costs across interest-bearing deposits.

Tax-equivalent net interest income increased $8.9 million, or 21.8%, to $49.9 million in 2021 compared to $41.0 million in 2020. The increase in tax-equivalent net interest income was due to an increase in tax-equivalent interest income due primarily to higher earning asset volumes coupled with a decrease in interest expense due primarily to a reduction in funding costs. Additionally, net interest income was favorably impacted by an increase in net loan origination fees recognized on forgiven PPP loans of $3.6 million to $4.8 million in 2021 compared to $1.2 million in 2020. Tax-equivalent net interest margin, a key measurement used in the banking industry to measure income from earning assets relative to the cost to fund those assets, is calculated by dividing tax-equivalent net interest income by average interest-earning assets. FNCB's tax-equivalent net interest margin improved 10 basis points to 3.45% in 2021 compared to 3.35% in 2020. Additionally, rate spread, the difference between the average yield on interest-earning assets shown on a fully tax-equivalent basis and the average cost of interest-bearing liabilities, increased 17 basis points to 3.38% in 2021 compared to 3.21% in 2020.

Tax-equivalent interest income increased $5.5 million, or 11.6%, to $52.6 million in 2021 from $47.1 million in 2020, which reflected higher volumes of average earning assets and higher loan yields, partially offset by a decrease in investment yields. Average earning assets increased $226.2 million, or 18.5%, to $1.449 billion in 2021 from $1.223 billion in 2020, resulting in a corresponding increase to tax-equivalent interest income of $6.1 million. Specifically, average loans increased $39.1 million, or 4.3%, to $950.4 million in 2021 from $911.4 million in 2020, which reflected strong organic loan demand and the purchase of loan pools from third party originators. Investment securities averaged $429.6 million in 2021, an increase of $127.4 million, or 42.1%, compared to $302.2 million in 2020. FNCB's tax-equivalent yield on loans increased 18 basis points to 4.36% in 2021 compared to 4.18% in 2020, resulting in a corresponding increase in tax-equivalent interest income of $1.7 million. The impact on changes in loan volumes and rates largely reflected the origination of PPP loans. PPP loans, which carry an interest rate of 1.00%, averaged $76.4 million in 2021. Including amortization of net origination fees associated with PPP loans of $4.8 million, the yield on PPP loans was 7.18% in 2021, compared to 2.61% in 2020. Partially counteracting these positive factors, was a decrease in the tax-equivalent yield on investment securities which decreased 41 basis points to 2.59% in 2021 from 3.00% in 2020 and caused a corresponding decrease to tax-equivalent interest income of $2.1 million. The tax-equivalent yield on average interest-bearing deposits decreased 17 basis points to 0.13% in 2021 from 0.30% in 2020, resulting in a $219 thousand decrease in tax equivalent interest income, which was more than entirely offset by the $59.7 million, or 649.0%, increase in volume to $68.9 million in 2021 from $9.2 million in 2020.

The low interest rate environment and continued oversupply of deposits in the market resulted in a further reduction in the cost of funds. As a result, interest expense decreased $3.5 million, or 56.1%, to $2.7 million in 2021 from $6.2 million in 2020. Specifically, rates paid on interest-bearing deposits decreased 36 basis points to 0.24% in 2021 from 0.59% in 2020, resulting in a corresponding decrease to interest expense of $3.3 million. The decrease in interest expense due to changes in deposit rates was concentrated in rates paid on interest-bearing demand deposits and time deposits. The rate paid on interest-bearing demand deposits, decreased 32 basis points to 0.16% in 2021 as compared to 0.48% in 2020. In addition, the rate paid on time deposits decreased 55 basis points to 0.66% in 2021, compared to 1.22% in 2020. The reduction in rates paid on interest-bearing demand deposits and time deposits resulted in corresponding reductions to interest expense due to changes in rates of $2.3 million and $1.0 million, respectively. The rate paid on savings deposits decreased only 3 basis points to 0.07% in 2021 compared to 0.10% in 2020 and had minimal impact on interest expense.  Also contributing to the decrease to interest expense was a $39.1 million, or 76.2%, decrease in the average balance of other borrowed funds to $12.2 million in 2021 from $51.3 million in 2020, which led to a corresponding decrease in interest expense of $623 thousand. Partially offsetting this decrease, was a 14-basis point increase in the rate paid on borrowed funds to 1.61% in 2021 from 1.47% in 2020, which resulted in a corresponding increase in interest expense of $64 thousand. While FNCB experienced significant deposit growth, changes in average volumes of interest-bearing deposits resulted in only a negligible increase to interest expense, as much of the growth was concentrated in low-costing interest-bearing demand deposits. Additionally, FNCB continued to experience deposit migration as higher-costing time deposits migrated to non-maturity deposits at the end of their term. Total average interest-bearing deposits increased $157.6 million, or 17.3%, to $1.066 billion in 2021 from $908.5 million in 2020, which resulted in a $409 thousand corresponding increase in interest expense. The average balance of time deposits decreased $18.9 million, or 9.7%, to $176.2 million in 2021 from $195.1 million in 2020, which resulted in a corresponding decrease to interest expense of $212 thousand that was more than entirely offset by an increase to interest expense of $602 thousand due to a $153.3 million, or 25.1%, increase in average interest-bearing demand deposits to $764.8 million in 2021 from $611.5 million in 2020. Additionally, FNCB experienced strong demand for its non-interest-bearing deposit products as average non-interest-bearing demand deposits increased $73.2 million, or 30.2%, to $315.2 million in 2021 from $242.0 million in 2020.

Non-accrual loans

The interest income that would have been earned on non-accrual and restructured loans, had these loans performed in accordance with their original terms approximated to $215 thousand and $353 thousand for the years ended December 31, 2021 and 2020, respectively. Additionally, interest income recognized on impaired loans based on payments received approximated to $305 thousand and $351 thousand for the years ended December 31, 2021 and 2020, respectively.

The following table presents the components of net interest income for the three years ended December 31, 2021, 2020 and 2019:

Summary of Net Interest Income

	For the Year Ended December 31,
	2021			2020			2019
	Average		Yield/	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost
Assets:
Earning assets (2)(3)
Loans and leases-taxable (4)	$905,237	$39,645	4.38%	$863,702	$35,980	4.17%	$784,124	$36,332	4.63%
Loans and leases-tax free (4)	45,217	1,777	3.93	47,669	2,070	4.34	45,246	1,881	4.16
Total loans and leases (1)(2)	950,454	41,422	4.36	911,371	38,050	4.18	829,370	38,213	4.61
Securities-taxable	346,204	8,476	2.45	250,881	7,322	2.92	274,739	7,901	2.88
Securities-tax free	83,437	2,641	3.17	51,367	1,738	3.38	4,618	189	4.09
Total securities (1)(5)	429,641	11,117	2.59	302,248	9,060	3.00	279,357	8,090	2.90
Interest-bearing deposits in other banks and federal funds sold (8)	68,932	88	0.13	9,203	28	0.30	7,910	188	2.38
Total earning assets (8)	1,449,027	52,627	3.63%	1,222,822	47,138	3.85%	1,116,637	46,491	4.16%
Non-earning assets (8)	129,386			145,227			101,273
Allowance for loan and lease losses	(12,311)			(10,867)			(9,359)
Total assets	$1,566,102			$1,357,182			$1,208,551

Liabilities and Shareholders' Equity:
Interest-bearing liabilities
Interest-bearing demand deposits	$764,798	1,252	0.16%	$611,511	2,933	0.48%	$513,542	4,167	0.81%
Savings deposits	125,022	87	0.07%	101,847	97	0.10	93,114	124	0.13
Time deposits	176,245	1,169	0.66%	195,140	2,374	1.22	238,145	3,810	1.60
Total interest-bearing deposits	1,066,065	2,508	0.24%	908,498	5,404	0.59	844,801	8,101	0.96
Borrowed funds and other interest-bearing liabilities	12,228	197	1.61	51,287	756	1.47	63,640	1,695	2.66
Total interest-bearing liabilities	1,078,293	2,705	0.25%	959,785	6,160	0.64%	908,441	9,796	1.08%
Demand deposits	315,181			242,017			164,035
Other liabilities	13,892			11,368			11,395
Shareholders' equity	158,736			144,012			124,680
Total liabilities and shareholders' equity	$1,566,102			$1,357,182			$1,208,551
Net interest income/interest rate spread (6) (8)		49,922	3.38%		40,978	3.21%		36,695	3.08%
Tax equivalent adjustment		(928)			(800)			(435)
Net interest income as reported		$48,994			$40,178			$36,260

Net interest margin (7) (8)			3.45%			3.35%			3.29%

(1)	Interest income is presented on a tax-equivalent basis using a 21% rate.
(2)	Loans are stated net of unearned income.
(3)	Non-accrual loans are included in loans within earning assets.
(4)	Interest income on loans includes net loan fees of $4,612 in 2021, $467 in 2020, and net loan costs of $1,467 in 2019 .
(5)	The yields for securities that are classified as available for sale are based on the average historical amortized cost.
(6)	Interest rate spread represents the difference between the average yield on interest-earning assets and the cost of average interest-bearing liabilities and is presented on a tax equivalent basis.
(7)	Net interest income as a percentage of total average interest earning assets.
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

Rate Volume Analysis

	For the Year Ended December 31,
	2021 vs. 2020			2020 vs. 2019
	Increase (Decrease) Due to Change in			Increase (Decrease) Due to Change in
(in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loans and leases-taxable	$1,773	$1,892	$3,665	$3,501	$(3,853)	$(352)
Loans and leases-tax free	(110)	(183)	(293)	103	86	189
Total loans and leases	1,663	1,709	3,372	3,604	(3,767)	(163)
Securities-taxable	3,097	(1,943)	1,154	(695)	116	(579)
Securities-tax free	1,022	(119)	903	1,587	(38)	1,549
Total securities	4,119	(2,062)	2,057	892	78	970
Interest-bearing deposits in other banks and federal funds sold	279	(219)	60	35	(195)	(160)
Total interest income	6,061	(572)	5,489	4,531	(3,884)	647

Interest expense:
Interest-bearing demand deposits	602	(2,283)	(1,681)	692	(1,926)	(1,234)
Savings deposits	19	(29)	(10)	11	(38)	(27)
Time deposits	(212)	(993)	(1,205)	(617)	(819)	(1,436)
Total interest-bearing deposits	409	(3,305)	(2,896)	86	(2,783)	(2,697)
Borrowed funds and other interest-bearing liabilities	(623)	64	(559)	(284)	(655)	(939)
Total interest expense	(214)	(3,241)	(3,455)	(198)	(3,438)	(3,636)
Net interest income	$6,275	$2,669	$8,944	$4,729	$(446)	$4,283

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

FNCB recorded a provision for loan and lease losses of $166 thousand for the year ended December 31, 2021, a decrease of $1.8 million, or 91.5%, compared to $1.9 million for the year ended December 31, 2020. The elevated amount credit provisioning in 2020 was primarily related to the economic disruption and uncertainty caused by the COVID-19 pandemic, as management took into consideration the potential adverse impact that the COVID-19 pandemic had on economic conditions, at the time, in its application of FNCB's methodology on the allowance for loan and lease losses. Specifically, management tried to address this adverse impact by adjusting the qualitative factor associated with changes in national, local and business economic conditions and developments. In addition, management increased the unallocated portion of the ALLL to a maximum of 10.0% of the total allowance. Both actions resulted in higher credit provisioning during the year ended December 31, 2020.

Non-Interest Income

The following table presents the components of non-interest income for the years ended December 31, 2021 and 2020:

Components of Non-Interest Income

	Year Ended December 31,
(in thousands)	2021	2020
Deposit service charges	$3,877	$3,252
Net gain on the sale of available-for-sale debt securities	213	1,528
Net gain on equity securities	701	1,171
Net gain on the sale of mortgage loans held for sale	352	653
Net gain on the sale of other real estate owned	11	-
Loan-related fees	390	348
Income from bank-owned life insurance	541	482
Bank-owned life insurance settlement	426	-
Loan referral fees	72	390
Merchant services revenue	593	565
Other	1,092	861
Total non-interest income	$8,268	$9,250

For the year ended December 31, 2021, non-interest income decreased $1.0 million to $8.3 million compared to $9.3 million for the year ended December 31, 2020. The 10.6% decrease in non-interest income primarily reflected decreases in net gains on the sale of available-for-sale debt securities, net gains on equity securities, net gains on the sale of mortgage loans held for sale, and loan referral fees, partially offset by increases in deposit services charges and a settlement received on a bank-owned life insurance policy.  Net gains on the sale of available-for-sale debt securities decreased to $213 thousand in 2021, compared to $1.5 million in 2020, while net gains on equity securities that decreased $470 thousand, to $701 thousand in 2021, from $1.2 million in 2020. Net gains on equity securities in 2020 included a $1.1 thousand gain recognized on FNCB's investment in the common stock of a privately held bank holding company as part of the completion of a merger and acquisition. Also contributing to the lower level of non-interest income were decreases in the net gains realized on the sale of mortgage loans held for sale. As part of an asset/liability management initiative to enhance future interest income run rates, management elected to hold higher-quality saleable mortgage loans in the loan portfolio. This initiative contributed to a $301 thousand, or 46.1%, decrease in net gains on the sale of mortgages held for sale to $352 thousand in 2021, compared to $653 thousand in 2020. Loan referral fees decreased $318 thousand, or 81.5%, to $72 thousand in 2021 from $390 thousand in 2020. Loan referral fees include fees received from third-party counterparties related to various commercial loan interest rate swap transactions and fees received for the referral of FHA residential mortgage loans to a third-party broker. The decrease in these fees reflected a reduction in the number and volume of such transactions in 2021 as compared to 2020. Partially offsetting the decreases to non-interest income was a $625 thousand, or 19.2%, increase in deposit service charges, resulting primarily from an increase in debit card usage. FNCB also received a $426 thousand settlement from bank-owned life insurance death benefit, that was recognized in 2021 and recorded in other non-interest income.

Non-Interest Expense

The following table presents the major components of non-interest expense for the years ended December 31, 2021 and 2020:

Components of Non-Interest Expense

	Year Ended December 31,
(in thousands)	2021	2020
Salaries and employee benefits	$16,697	$15,246
Occupancy expense	2,039	2,052
Equipment expense	1,338	1,477
Advertising expense	712	685
Data processing expense	3,689	2,933
Regulatory assessments	609	387
Bank shares tax	975	786
Professional fees	674	999
Other operating expenses	4,336	4,350
Total non-interest expense	$31,069	$28,915

Non-interest expense totaled $31.1 million in 2021, an increase of $2.2 million, or 7.5%, from $28.9 million in 2020. The increase resulted primarily from increases in salaries and employee benefits, data processing expenses, regulatory assessments and bank shares tax. Partially offsetting these increases were decreases in occupancy costs, equipment expenses and professional fee expenses.

Salaries and employee benefits increased $1.5 million, or 9.5%, to $16.7 million in 2021 from $15.2 million in 2020. The increase in salaries and employee benefits was primarily due to higher full-time salaries, payroll taxes and benefits associated with staff additions, including the onboarding of the 1st Equipment Financing team of professionals. Also factoring into the increase in salaries and employee benefits were increases in employment retirement plan contributions and incentive pay.  Data processing expenses increased $756 thousand, or 25.8%, to $3.7 million in 2021, compared to $2.9 million in 2020, resulting from additional costs associated with a remote work environment, enhancements made to FNCB's digital banking services, including cybersecurity protection, and higher software costs. Regulatory assessments increased $222 thousand, or 57.4%, to $609 thousand in 2021 from $387 thousand in 2020, which reflected the utilization of the remaining FDIC small bank assessment credit in 2020. Bank shares tax also increased in 2021, to $975 thousand, up $189 thousand, or 24.1%, from $786 thousand recorded at December 31, 2020, due to an increase in capital at the Bank level.

These increases were slightly offset by the decreases in professional fees and equipment expense. Professional fees decreased $325 thousand, or 32.5%, to $674 thousand in 2021 from $999 thousand in 2020. Equipment expenses decreased $139 thousand, or 9.4%, to $1.3 million in 2021, compared to $1.5 million in 2020. The reduction in professional fees in 2021 was largely due to the expiration of a revenue-share agreement with a third-party consultant, while the decrease in equipment expenses was primarily due to a decrease in depreciation related to office and computer equipment.

Other operating expenses of $4.3 million in 2021 included $300 thousand in losses associated with the transfer of two bank-owned properties to other real estate owned. As part of management's ongoing initiative to optimize its branch network, on December 16, 2021, FNCB received regulatory approval to consolidate a community office located in the Borough of Dunmore, Lackawanna County, Pennsylvania with its main office located in the same Borough. The consolidation is expected to be completed in the first quarter of 2022 and is expected to generate annual operating cost savings of approximately $230 thousand. Additionally, with the continuing evolution of digital banking and declining utilization of brick-and-mortar branches, management entered into a sales agreement to sell land located in Lackawanna County that FNCB was holding for future branch expansion.

Provision for Income Taxes

FNCB recorded income tax expense of $4.6 million in 2021, an increase of $1.4 million, or 44.4%, compared to $3.2 million in 2020. The increase in income tax expense was due to higher taxable income in 2021 as compared to 2020.

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

Management performed an evaluation of FNCB ’s deferred tax assets at December 31, 2021 taking into consideration both positive and negative evidence as of that date.  Based on this evaluation, management believes that FNCB's future taxable income will be sufficient to utilize deferred tax assets.  Accordingly, management concluded that no valuation allowance for deferred tax assets was required at December 31, 2021 or 2020.

FINANCIAL CONDITION

Total assets were $1.664 billion at December 31, 2021, an increase of $198.6 million, or 13.6%, from $1.465 billion at December 31, 2020. The increase in total assets primarily reflected substantial increases in available-for-sale debt securities, and loans and leases, net of deferred origination fees and unearned income. Available-for-sale debt securities increased $172.5 million, or 49.3%, to $522.6 million at December 31, 2021 from $350.0 million at December 31, 2020. Loans and leases, net of net deferred origination fees and unearned income, increased $78.3 million, or 8.7%, to $979.4 million at December 31, 2021 from $901.1 million at December 31, 2020. Excluding activity related to the origination and forgiveness of PPP loans, loans and leases, net of  net deferred origination fees, increased $133.4 million, or 16.2%. The increases in the investment and loan portfolios were funded primarily by deposit growth, as total deposits increased $167.6 million, or 13.0%, to $1.455 billion at December 31, 2021 from $1.287 billion at December 31, 2020. The increase in deposits was primarily attributable to increases in both interest-bearing and non-interest-bearing deposits. Total borrowed funds increased $20.0 million, or 194.0%, to $30.3 million at December 31, 2021, compared to $10.3 million at December 31, 2020. Cash and cash equivalents decreased $56.8 million, or 36.4%, to $99.0 million at December 31, 2021 from $155.8 million at December 31, 2020, as excess liquidity was redeployed to the loan and investment portfolios. FNCB had $20.0 million in borrowings through the Federal Home Loan Bank ("FHLB") of Pittsburgh outstanding at December 31, 2021.

Total shareholders ’ equity increased $6.6 million, or 4.2%, to $162.5 million at December 31, 2021 from $155.9 million at December 31, 2020. Contributing to the increase in capital was net income in 2021 of $21.4 million partially offset by a $7.5 million decrease in accumulated other comprehensive income related primarily to depreciation in the fair value of available-for-sale debt securities, net of deferred taxes, and year-to-date dividends declared and paid of $5.4 million. The repurchase of 330,759 common shares under the board-authorized 2021 stock repurchase program also reduced shareholder's equity by $2.4 million. FNCB's tangible book value was $8.13 per share at December 31, 2021, an increase of $0.43 per share, or 5.6%, from $7.70 per share at December 31, 2020.

Securities

FNCB’s investment securities portfolio provides a source of liquidity needed to meet expected loan demand and interest income to increase profitability. Additionally, the investment securities portfolio is used to meet pledging requirements to secure public deposits and for other purposes. Debt securities are classified as either available-for-sale or held-to-maturity at the time of purchase based on management's intent. Available-for-sale securities are carried at fair value, with unrealized holding gains and losses reported as a component of shareholders’ equity in accumulated other comprehensive income (loss), net of tax, while held-to-maturity securities are carried at amortized cost. At December 31, 2021 and 2020, all debt securities were classified as available-for-sale. Equity securities with readily determinable fair values are carried at fair value, with gains and losses due to fluctuations in market value included in the consolidated statements of income. Securities with limited marketability and/or restrictions, such as FHLB of Pittsburgh stock, are carried at cost. Decisions to purchase or sell investment securities are based upon management’s current assessment of long- and short-term economic and financial conditions, including the interest rate environment and asset/liability management, liquidity and tax-planning strategies.

At December 31, 2021, the investment portfolio was comprised principally of available-for-sale debt securities including, fixed-rate, taxable and tax-exempt obligations of state and political subdivisions and fixed-rate and floating-rate securities issued by U.S. government or U.S. government-sponsored agencies, which include mortgage-backed securities and residential and commercial collateralized mortgage obligations ("CMOs"). FNCB also holds investments, to a lesser extent, in private CMO's, corporate debt securities, asset-backed securities and U.S. Treasury securities. Additionally, FNCB holds equity investments in the common and preferred stock of certain publicly-traded bank holding companies. Except for U.S. government and government-sponsored agencies, there were no securities of any individual issuer that exceeded 10.0% of shareholders’ equity as of December 31, 2021.

The investment portfolio is predominantly fixed rate in nature. As such, FNCB's debt securities are inherently subject to interest rate risk, defined as the risk that an investment’s value will change due to a change in interest rates, in the spread between two rates and in the shape of the yield curve.  U.S. Treasury rates fell significantly in the first quarter of 2020 in response to the outbreak of COVID-19, declaration of a national emergency and economic shutdown in March 2020. U.S. Treasury rates fluctuated slightly but hovered near historic lows for the remainder of 2020. In 2021, longer-term U.S. Treasury rates gradually increased over the course of the year, however short-term rates remained at historic lows throughout most of 2021, before increasing considerably in the fourth quarter due to talk of potential tightening of monetary policy by the FOMC in early 2022. The 10-year Treasury rate, which was 0.93% at December 31, 2020, increased 59 basis points to 1.52% at December 31, 2021, while the 2-year Treasury rate, which was 0.13% at December 31, 2020, increased 15 basis points 0.28% at September 30, 2022 before jumping another 45 basis point to 0.73% at December 31, 2021. Additionally, the spread between the 2-year and 10-year treasury, which was 80 basis points at December 31, 2020, fluctuated throughout 2021 and widened to 158 basis points at March 31, 2021 then gradually narrowed to 79 basis points at December 31, 2021, indicating flattening of the yield curve. Generally, a security's value reacts inversely with changes in interest rates. Due to the increase in rates comparing December 31, 2021 and 2020, FNCB experienced significant depreciation in the fair value of its investment portfolio. FNCB reported a net unrealized holding gain on its investment portfolio of $6.1 million, net of income taxes of $1.6 million at December 31, 2021, compared to a $14.0 million net unrealized holding gain, net of income taxes of $3.7 million, at December 31, 2020. Any further increase in interest rates could result in further depreciation in the fair value of FNCB’s securities portfolio and capital position.

The following table presents the carrying value of available-for-sale debt securities and equity securities, at fair value at December 31, 2021, 2020 and 2019:

Composition of the Investment Portfolio

	December 31,
	2021		2020		2019
(dollars in thousands)	Fair Value	% of Portfolio	Fair Value	% of Portfolio	Fair Value	% of Portfolio
Available-for-sale debt securities
U.S. Treasuries	$36,355	6.96%	$-	-%	$-	-%
Obligations of state and political subdivisions	244,372	46.76	205,828	58.80	117,763	43.16
U.S. Government-sponsored agency:
Collateralized mortgage obligations - residential	100,710	19.27	56,972	16.28	80,294	29.43
Collateralized mortgage obligations - commercial	3,727	0.71	3,904	1.12	17,723	6.50
Residential mortgage-backed securities	25,506	4.88	13,026	3.72	18,485	6.78
Private Collateralized mortgage obligations	67,165	12.85	38,199	10.91	25,075	9.19
Corporate debt securities	32,063	6.14	24,580	7.02	7,182	2.63
Asset backed securities	11,932	2.28	7,526	2.15	5,621	2.06
Negotiable certificates of deposit	736	0.14	-	-	696	0.26
Total available-for-sale debt securities	$522,566	100.00%	$350,035	100.00%	$272,839	100.00%

Equity securities, at fair value	$4,922		$3,026		$920

Management monitors the investment portfolio regularly and adjusts the investment strategy to reflect changes in liquidity needs, asset/liability strategy and tax-planning requirements. The composition of FNCB's investment portfolio shifted in 2020, reflecting the change in its income tax position, as the majority of available NOL carryforwards were consumed in 2020, this resulted in FNCB increasing its holdings of tax-free investments in 2020 and 2021. The yields on tax-exempt obligations of states and political subdivisions are presented on a tax-equivalent basis using the federal corporate income tax rate of 21.0%.

Management continually monitors the investment portfolio for credit worthiness, value, and yield. Semiannually, management engages a third-party consultant to review the municipal portfolio to determine if there is any undue credit risk within the portfolio. As part of the independent review, each security is compared to their Portfolio Credit Benchmark to identify which securities may contain more than a minimal risk of payment default.  As of December 31, 2021, the third-party report concluded that each security held within the portfolio met or exceeded the benchmark and that none of the securities required further review. The next third-party review is scheduled for June 30, 2022.  Management also monitors municipal securities monthly using a third-party surveillance report that indicates changes in issuer status, credit downgrades, rating changes and other pertinent events.

FNCB sold available-for-sale securities in 2021 with an aggregate amortized cost of $2.8 million and a weighted-average yield of 2.78%. Gross proceeds received on the sales totaled $3.0 million, with net gains of $0.2 million realized upon the sales and included in non-interest income. Given the economic climate during 2021, characterized by historically low interest rates and high liquidity due to the pandemic, FNCB's investment strategy included a focus on yield maintenance and utilizing excess liquidity to purchase investments within the Bank's risk tolerance in order to enhance interest income streams. FNCB purchased 137 securities with an aggregate cost of $224.0 million and a weighted-average yield of 1.63% during the year ended December 31, 2021. Securities purchased were diversified across all major sectors, including $79.2 million in CMOs of U.S. government-sponsored agencies, $36.8 in U.S. Treasury securities, $40.3 million in private CMOs, $27.3 million in taxable obligations of state and political subdivisions, $24.7 million in tax-free obligations of state and political subdivisions, $8.5 million in corporate debt securities, $6.5 million in asset-backed securities and $744 thousand in negotiable certificates of deposit.

The following table presents the weighted-average yields on available-for-sale debt securities by major category and maturity period at December 31, 2021:

	December 31, 2021
	Within One Year	> 1 – 5 Years	6-10 Years	Over 10 Years	Collateralized Mortgage Obligations, Mortgage-Backed and Asset-Backed Securities	Total
Weighted-average yield
U.S. Treasury	-%	1.11%	1.18%	-%	-%	1.17%
Obligations of state and political subdivisions	2.67	2.95	2.34	2.78	-	2.77
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	-	-	-	-	1.62	1.62
Collateralized mortgage obligations - commercial	-	-	-	-	1.98	1.98
Mortgage-backed securities	-	-	-	-	2.23	2.33
Private collateralized mortgage obligations	-	-	-	-	2.32	2.32
Corporate debt securities	-	-	4.79	-	-	4.79
Asset-backed securities	-	-	-	-	1.46	1.46
Negotiable certificates of deposit	-	1.02	-	-	-	1.02
Weighted-average yield	2.67%	2.80%	2.77%	2.78%	1.92%	2.43%

OTTI Evaluation

There was no OTTI recognized during the years ended December 31, 2021 and 2020. For additional information regarding management’s evaluation of securities for OTTI, see Note 3, “Securities” of the notes to consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data” to this Annual Report on Form 10-K.

Management noted no indicators of impairment for the FHLB of Pittsburgh or Atlantic Community Bankers Bank stock at December 31, 2021, 2020 and 2019.

Loans and Leases

Total loans and leases, gross increased by $78.1 million, or 8.6%, to $981.4 million at December 31, 2021 from $903.3 million at December 31, 2020. The growth in the loan and lease portfolio primarily reflected increases in residential and commercial real estate loans, and loans to state and political subdivisions. Partially offsetting these increases were reductions in commercial and industrial loans, construction, land acquisition and development loans and consumer loans.  With respect to commercial and industrial loans, on January 19, 2021, the SBA fully reopened the loan portal and began accepting applications for a second round of PPP loans through May 31, 2021 when the application period ended and the portal closed. During the first half of 2021, FNCB originated and received funding for 679 PPP loans totaling $76.3 million. FNCB also continued to assist PPP customers in applying for forgiveness. At December 31, 2021, PPP loans outstanding were $21.9 million, a decrease of $54.3 million, compared to $78.6 million at December 31, 2020. In 2021, FNCB received forgiveness on PPP loans of $132.9 million and expects to receive forgiveness for the remaining PPP loans in early 2022.  In addition to PPP loan activity, in the fourth quarter of 2021, FNCB expanded its commercial credit product offerings to include commercial equipment financing, including simple interest loans and direct finance and municipal leases. The majority of equipment financing originations under this product line is expected to come through indirect, third-party dealers. As of December 31, 2021, simple interest loans and municipal leases originated under this initiative were $7.9 million and $2.4 million, respectively.

To assist in deploying excess liquidity, enhance interest income and further diversify the loan portfolio, FNCB purchased individual loans and loan pools originated by third-party originators, including $14.3 million in commercial equipment loans, $1.8 million in unsecured commercial loans, and $7.4 million in unsecured personal loans. The pools have relatively short average lives to provide cash flow. Commercial equipment loans are secured by UCCs and titles, while credit enhancement features including reserve funds provide credit protection for the personal and commercial unsecured pools. FNCB has reviewed individual loan files, if feasible, or reviewed a random sample of loan files and credit metrics to ensure underwriting was aligned with FNCB's internal underwriting standards.

Historically, commercial lending activities have represented a significant portion of FNCB’s loan portfolio. Commercial lending includes commercial and industrial loans, including commercial equipment financing and purchased loans, commercial real estate loans, and construction, land acquisition and development loans, and represented 61.2% and 63.3% of total loans at December 31, 2021 and December 31, 2020, respectively. The decrease in commercial lending was largely due to the decreases in commercial and industrial loans, specifically PPP loans, due to loan forgiveness, and construction, land acquisition and development loans. Excluding PPP loans, commercial lending represented 59.0% of total loans at December 31, 2021 compared to 54.6% at December 31, 2020.

From a collateral standpoint, a majority of FNCB’s loan portfolio consists of loans secured by real estate. Real estate secured loans, which include commercial real estate, construction, land acquisition and development, and residential real estate loans increased by $111.8 million, or 21.1%, to $641.8 million at December 31, 2021 from $530.0 million at December 31, 2020. The increase was concentrated in commercial and residential real estate loans. Real estate secured loans represents 65.4% and 58.7% at December 31, 2021 and December 31, 2020, respectively.

Commercial real estate loans, which include long-term commercial mortgage financing and are primarily secured by first or second lien mortgages, increased $92.1 million, or 33.6%, to $366.0 million at December 31, 2021, from $273.9 million at December 31, 2020.  While, commercial and industrial loans decreased $45.3 million, or 19.0%, during the year to $193.1 million at December 31, 2021 from $238.4 million at December 31, 2020. Commercial and industrial loans consist primarily of equipment loans, including purchased commercial equipment loans, working capital financing, revolving lines of credit and loans secured by cash and marketable securities and PPP loans. Commercial and industrial loans decreased $45.3 million, or 19.0%, to $193.1 million at December 31, 2021 from $238.4 million at December 31, 2020. The decline was largely due to PPP loan forgiveness. Excluding PPP loans, commercial and industrial loans increased $11.1 million, or 7.1%, reflecting an increase in loan demand, loan purchases and the launch of the new equipment financing product line.

Residential real estate loans include fixed-rate and variable-rate, amortizing mortgage loans, home equity term loans and home equity lines of credit ("HELOCs"). FNCB primarily underwrites fixed-rate purchase and refinance of residential mortgage loans for sale in the secondary market to reduce interest rate risk and provide funding for additional loans. Additionally, FNCB offers a “WOW” mortgage product, which is a non-saleable mortgage with maturity terms of 7.5 to 19.5 years, that offers customers an attractive fixed interest rate and low closing costs. Residential real estate loans totaled $234.1 million at December 31, 2021, an increase of $37.8 million, or 19.2%, from $196.3 million at December 31, 2020. In 2021, FNCB experienced strong demand for its proprietary WOW mortgage product, which increased $28.0 million, or 38.5%, to $100.9 million at December 31, 2021 from $72.9 million at December 31, 2020.

Consumer loans totaled $85.5 million at December 31, 2021, a decrease of $0.4 million, or 0.4%, from $85.9 million at December 31, 2020. The reduction in consumer loans was concentrated within the indirect auto loan portfolio, which decreased $7.6 million, or 9.2%, to $74.9 million at December 31, 2021 from $82.5 million at December 31, 2020. The decrease in indirect automobile loans reflected automobile supply-chain constraints for new automobiles, coupled with a reduction in supply of pre-owned automobiles. The purchase of $7.4 million in consumer loan pools partially counteracted the reduction in indirect automobile loans. Loans to state and municipal governments increased $12.1 million, or 24.6%, to $61.1 million at December 31, 2021 from $49.0 million at December 31, 2020.

The following table presents loans receivable, net by major category at December 31, 2021 and 2020:

Loan and Lease Portfolio Detail

	December 31,
	2021		2020
		% of Total		% of Total
(in thousands)	Amount	Loans, Gross	Amount	Loans, Gross
Residential real estate	$234,113	23.86%	$196,328	21.73%
Commercial real estate	366,009	37.29	273,903	30.32
Construction, land acquisition and development	41,646	4.24	59,785	6.62
Commercial and industrial	193,086	19.67	238,435	26.39
Consumer	85,522	8.72	85,881	9.51
State and political subdivisions	61,071	6.22	49,009	5.43
Total loans, gross	981,447	100.00%	903,341	100.00%
Unearned income	(1,442)		(110)
Net deferred loan and lease fees	(566)		(2,129)
Allowance for loan and lease losses	(12,416)		(11,950)
Loans and leases, net	$967,023		$889,152

The following tables present the maturity distribution and interest rate information of the loan and lease portfolio by major category as of December 31, 2021:

Loans and Leases by Maturity and Interest Rate Sensitivity

	December 31, 2021
	Within One	One to Five	Five to Fifteen	Over Fifteen
(in thousands)	Year	Years	Years	Years	Total
Residential real estate	$6,630	$13,348	$112,233	$101,902	$234,113
Commercial real estate	23,596	54,900	203,205	84,308	366,009
Construction, land acquisition and development	5,336	15,438	5,281	15,591	41,646
Commercial and industrial	63,122	109,857	20,107	-	193,086
Consumer	1,713	58,089	25,148	572	85,522
State and political subdivisions	152	8,734	35,834	16,351	61,071
Total loans and leases, gross	$100,549	$260,366	$401,808	$218,724	$981,447

	December 31, 2021
	Within One	One to Five	Five to Fifteen	Over Fifteen
(in thousands)	Year	Years	Years	Years	Total
Loans with fixed rates
Residential real estate	$1,338	$11,607	$78,778	$84,328	$176,051
Commercial real estate	5,778	38,908	18,249	-	62,935
Construction, land acquisition and development	2,428	1,168	586	3,910	8,092
Commercial and industrial	7,893	101,194	15,367	-	124,454
Consumer	1,647	57,994	25,070	-	84,711
State and political subdivisions	152	716	31,821	715	33,404
Total loans and leases with fixed rates	$19,236	$211,587	$169,871	$88,953	$489,647

Loans with floating rates
Residential real estate	$5,292	$1,741	$33,455	$17,574	$58,062
Commercial real estate	17,818	15,992	184,956	84,308	303,074
Construction, land acquisition and development	2,908	14,270	4,695	11,681	33,554
Commercial and industrial	55,229	8,663	4,741	-	68,632
Consumer	66	95	78	572	811
State and political subdivisions	-	8,018	4,013	15,636	27,667
Total loans and leases with floating rates	$81,313	$48,779	$231,938	$129,771	$491,800

Under industry regulations, a concentration is considered to exist when there are loans extended to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. Typically, industry guidelines require disclosure of concentrations of loans exceeding 10.0% of total loans outstanding. FNCB had no such concentrations at December 31, 2021 and 2020. In addition to industry guidelines, FNCB’s internal policy considers a concentration to exist in its loan portfolio if an aggregate loan balance outstanding to borrowers within a specific industry exceeds 25.0% of capital. However, management regularly reviews loans in all industry categories to determine if a potential concentration exists.

The following table presents loans by industry, the percentage to gross loans and indicates concentrations greater than 25% of capital at December 31, 2021 and 2020:

Loan Concentrations

	December 31,
	2021		2020
		% of Gross		% of Gross
(dollars in thousands)	Amount	Loans	Amount	Loans
Retail space/shopping centers	$48,590	4.95%	$43,926	4.86%
1-4 family residential investment properties	92,745	9.45%	58,114	6.43%

Modifications Related to COVID-19

In late March 2020, the federal banking regulators issued guidance encouraging banks to work prudently with and provide short-term payment accommodations to borrowers affected by COVID-19.  Additionally, Section 4013 of the CARES Act addressed COVID-19 related modifications and specified that such modifications made on loans that were current as of December 31, 2019 do not need to be classified as TDRs.  In 2020, FNCB had applied this guidance and made 922 such modifications, with 843 loans having an aggregate recorded investment of $151.4 million outstanding at December 31, 2020.  These initial modifications provided borrowers with a short-term, typically three-month, interest-only period or full payment deferral.  FNCB extended a second payment deferral modification for 79 loans with an aggregate recorded investment of $22.0 million. Management closely monitored all loans for which a payment deferral was granted and as of December 31, 2021, there were no loans that were still under deferral.

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

Under FNCB’s risk rating system, loans that are rated pass, special mention, substandard, doubtful, or loss are reviewed regularly as part of the risk management practices. The Credit Risk Management Committee, which consists of key members of management from the finance, legal, retail lending and credit administration units, meets monthly, or more often as necessary, to review individual problem credits and workout strategies and provides monthly reports to the Director's Loan Committee and full Board of Directors.

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

The following table presents information about non-performing assets and accruing TDRs as of December 31, for each of the last five years:

Non-performing Assets and Accruing TDRs

	December 31,
(dollars in thousands)	2021	2020	2019	2018	2017
Non-accrual loans, including non-accrual TDRs	$3,863	$5,581	$9,084	$4,696	$2,578
Loans past due 90 days or more and still accruing	-	-	-	-	-
Total non-performing loans	3,863	5,581	9,084	4,696	2,578
Other real estate owned	920	58	289	919	1,023
Other non-performing assets	1,773	1,900	1,900	1,900	1,900
Total non-performing assets	$6,556	$7,539	$11,273	$7,515	$5,501

Accruing TDRs	$6,666	$6,975	$7,745	$8,457	$9,299
Non-performing loans as a percentage of total loans, gross	0.39%	0.62%	1.10%	0.56%	0.34%

FNCB's asset quality metrics continued to improve throughout 2021. Total non-performing assets decreased $1.0 million, or 13.0%, to $6.5 million at December 31, 2021 from $7.5 million at December 31, 2020. The decrease was due primarily to a decrease in non-accrual loans, partially offset by an increase in OREO. Nonaccrual loans decreased $1.7 million, or 30.8%, to $3.9 million at December 31, 2021 from $5.6 million at December 31, 2020. The reduction in non-accrual loans primarily reflected strong repayment activity and the return of several smaller balance loans to accrual status. FNCB’s ratio of non-performing loans to total gross loans decreased to 0.39% at December 31, 2021 from 0.62% at December 31, 2020. Similarly, FNCB’s ratio of non-performing assets as a percentage of shareholders’ equity decreased to 4.0% at December 31, 2021 from 4.8% at December 31, 2020.

Other non-performing assets at December 31, 2021 and 2020 was comprised solely of a classified account receivable, the balance of which was $1.8 million at December 31, 2021 and $1.9 million at December 31, 2020. The receivable is secured by an evergreen letter of credit that was received in 2011 as part of a settlement agreement for a large construction, land acquisition and development loan for a residential development project in the Pocono region of Monroe County. The agreement provides for payment to FNCB as real estate building lots are sold. The project was stalled due to a decline in real estate values in this area following the financial crisis of 2008. In 2019, economic development in this market area started to improve and management had confirmed that the developer for this project had resumed construction activity, including the completion of substantial infrastructure, and had increased marketing and sales initiatives related to the project. To date, no single-unit lots have been sold, however, the  developer completed the construction of a seven-unit building that houses timeshare units and owners began occupying the units in the fourth quarter of 2020. In 2020, management negotiated a repayment plan with the developer. FNCB received the first payment of $127 thousand in the second quarter of 2021. Management continues to closely monitor the project. While the repayment plan has commenced, economic uncertainty and volatility associated with the COVID-19 pandemic are still unknown and could negatively impact the timing of sales and payments.

TDRs at December 31, 2021 and 2020  were $6.9 million and $7.7 million, respectively. Accruing and non-accruing TDRs were $6.7 million and $0.2 million, respectively at December 31, 2021 and $7.0 million and $0.7 million, respectively at December 31, 2020.
There was one loan that was modified as a TDR during the year ended December 31, 2021. The modification involved a commercial and industrial loan that was granted a principal forbearance. The pre- and post-modification recorded investment for this loan was $235 thousand.
There were four loans that were modified as TDRs during the year ended December 31, 2020. There was one residential real estate loan for which the original terms were extended, and three commercial and industrial loans that were each granted a principal forbearance. The residential real estate loan had a pre- and post-modification recorded investment of $93 thousand. The three commercial and industrial loans had an aggregate pre- and post-modification recorded investment of $196 thousand.

The average balance of impaired loans, including TDRs  was $11.0 million and $13.8 million for the years ended December 31, 2021 and 2020, respectively. FNCB recognized interest on impaired loans of $305 thousand in 2021 and $351 thousand in 2020.

The additional interest income that would have been earned on non-accrual and restructured loans had the loans been performing in accordance with their original terms approximated   $215 thousand and $353 thousand for the years ended December 31, 2021 and 2020, respectively.

Management actively manages impaired loans in an effort to  mitigate loss to FNCB by working with customers to develop strategies to resolve borrower difficulties, through sale or liquidation of collateral, foreclosure, and other appropriate means. In addition, management monitors employment and economic conditions within FNCB’s market area, as weakening of conditions could result in real estate devaluations and an increase in loan delinquencies, which could negatively impact asset quality and cause an increase in the provision for loan and lease losses. Employment conditions in FNCB’s market area, at December 31, 2021 although elevated, improved as compared to December 31, 2020, as the economy re-opened and economic activity increased amid widespread vaccine distribution. The seasonally-adjusted unemployment rate for the Scranton-Wilkes-Barre-Hazleton metropolitan statistical area, FNCB's primary market area, improved to  6.4% at December 31, 2021, compared to 7.7% at December 2020. Additionally, in response to continuing inflationary pressures, the FOMC has indicated that they will begin tightening monetary policy by increasing short-term interest rates as early as their meeting in March of 2022. Rising interest rates, coupled with elevated unemployment levels, may pose debt service constraints for borrowers with floating-rate loans, which could result in an increase in loan delinquencies and general asset quality deterioration. Management continues to monitor the loan portfolio in light of the any continued effects of the pandemic to proactively addresses any potential impact to the credit quality of FNCB's loan portfolio

For additional information about impaired loans and TDRs, see Note 4, "Loans" of the notes to consolidated financial statements included in Item 8, "Financial Statements and Supplementary Data" to this Annual Report on Form 10-K.

The following table presents the changes in non-performing loans for the years ended December 31, 2021 and 2020 . Loan foreclosures represent recorded investment at time of foreclosure not including the effect of any guarantees.

Changes in Non-performing Loans
	Year ended December 31,
(in thousands)	2021	2020
Balance, January 1	$5,581	$9,084
Loans newly placed on non-accrual	1,375	2,352
Change in loans past due 90 days or more and still accruing	-	-
Loans transferred to OREO	(138)	-
Loans returned to performing status	(388)	(1,573)
Loans charged-off	(735)	(1,514)
Loan payments received	(1,832)	(2,768)
Balance, December 31	$3,863	$5,581

The following table presents accruing loan delinquencies and non-accrual loans as a percentage of gross loans at December 31, 2021 and 2020 :

Loan Delinquencies and Non-accrual Loans

	December 31,
	2021	2020
Accruing:
30-59 days	0.13%	0.31%
60-89 days	0.03	0.06
90+ days	0.00	0.00
Non-accrual	0.39	0.62
Total delinquencies	0.55%	0.99%

Total delinquencies as a percent of gross loans decreased  to 0.55% at December 31, 2021 from 0.99% at December 31, 2020. The most predominant factor contributing to the decrease in total delinquencies was the $1.7 million decrease in non-accrual loans, along with decreases in the balance of accruing loans past due 30-59 days and 60-89 days.

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

The ALLL equaled $12.4 million at December 31, 2021, an increase of $0.5 million, or 3.9%, from $11.9 million at December 31, 2020. The increase resulted from a provision for loan and lease losses of $166 thousand coupled with net recoveries of $300 thousand for the year ended December 31, 2021. In 2020, Management adjusted the qualitative factors for the potential effect of economic and employment uncertainty and disruption due to the global pandemic into its evaluation.

The ALLL consists of both specific and general components. The component of the ALLL that is related to impaired loans that are individually evaluated for impairment, the guidance for which is provided by ASC 310 “Impairment of a Loan” (“ASC 310”), was $26 thousand, or 0.2%, of the total ALLL at December 31, 2021, compared to $416 thousand, or 3.5%, of the total ALLL at December 31, 2020. A general reserve of $12.4 million was established for loans analyzed collectively under ASC 450 “Contingencies” (“ASC 450”), which represented 99.8% of the total ALLL of $12.4 million at December 31, 2021. Included in the general component of the ALLL were unallocated reserves of $1.1 million, for both years ended December 31, 2021 and 2020. Based on its evaluations, management may establish an unallocated component to cover any inherent losses that exist as of the evaluation date, but which may not have been identified under the methodology. In 2020, management increased the unallocated reserve as part of an overall increase in credit provisioning due to the economic disruption caused by the COVID-19 pandemic. Based on continued economic uncertainty related to the pandemic, management believes the level of the unallocated reserve continues to be appropriate at December 31, 2021. The ratio of the ALLL to total loans at December 31, 2021 and December 31, 2020 was 1.27% and 1.33%, respectively, based on loans, net of net deferred origination fees and unearned income of $979.4 million and $901.1 million, respectively.

The following table presents an allocation of the ALLL by major loan category and percent of loans in each category to total loans at December 31, for each of the last five years:

Allocation of the ALLL

	December 31,
	2021		2020		2019		2018		2017
(dollars in thousands)	Allowance	Percentage of Loans in Each Category to Total Loans	Allowance	Percentage of Loans in Each Category to Total Loans	Allowance	Percentage of Loans in Each Category to Total Loans	Allowance	Percentage of Loans in Each Category to Total Loans	Allowance	Percentage of Loans in Each Category to Total Loans
Residential real estate	$2,081	23.86%	$1,715	21.73%	$1,147	22.73%	$1,175	22.09%	$1,236	23.36%
Commercial real estate	4,530	37.29	4,268	30.32	3,198	33.69	3,107	31.46	3,499	34.08
Construction, land acquisition and development	392	4.24	538	6.62	271	5.75	188	2.49	209	2.73
Commercial and industrial	2,670	19.67	2,619	26.39	1,997	17.86	2,552	18.08	2,340	19.54
Consumer	1,159	8.72	1,319	9.51	1,658	14.66	2,051	18.81	1,395	14.75
State and political subdivisions	455	6.22	405	5.43	253	5.31	417	7.07	355	5.54
Unallocated	1,129	-	1,086	-	426	-	29	-	-	-
Total	$12,416	100.00%	$11,950	100.00%	$8,950	100.00%	$9,519	100.00%	$9,034	100.00%

The following table presents an analysis of changes in the ALLL and the ratio of net (recoveries) charge-offs to average loans by major loan category and certain credit ratios for each of the last five years:

Reconciliation of the ALLL

	For the Year Ended December 31,
(dollars in thousands)	2021	2020	2019	2018	2017
Balance, January 1,	$11,950	$8,950	$9,519	$9,034	$8,419
Charge-offs:
Residential real estate	14	-	27	63	192
Commercial real estate	11	336	-	1,845	159
Construction, land acquisition and development	-	-	18	-	-
Commercial and industrial	218	254	1,258	97	495
Consumer	543	975	1,311	1,134	603
State and political subdivision	-	-	-	-	-
Total charge-offs	786	1,565	2,614	3,139	1,449
Recoveries of charged-off loans:
Residential real estate	17	43	9	135	29
Commercial real estate	467	846	32	42	45
Construction, land acquisition and development	13	-	82	30	480
Commercial and industrial	74	1,220	364	291	360
Consumer	515	515	761	576	381
State and political subdivision	-	-	-	-	-
Total recoveries	1,086	2,624	1,248	1,074	1,295
Net (recoveries) charge-offs	(300)	(1,059)	1,366	2,065	154
Provision for loan and lease losses	166	1,941	797	2,550	769
Balance, December 31,	$12,416	$11,950	$8,950	$9,519	$9,034

Net (recoveries) charge-offs to average loans and leases
Residential real estate	(0.00)%	(0.03)%	0.01%	(0.05)%	0.11%
Commercial real estate	(0.13)	(0.16)	(0.01)	0.62	0.04
Construction, land acquisition and development	(0.02)	-	(0.21)	(0.13)	(2.53)
Commercial and industrial	0.06	(0.43)	0.59	(0.12)	0.10
Consumer	0.03	0.42	0.37	0.35	0.19
State and political subdivision	-	-	-	-	-
Net (recoveries) charge-offs to average loans and leases	(0.03)%	(0.12)%	0.16%	0.25%	0.02%

Ratios:
Allowance for loan and lease losses to gross loans at period end	1.27%	1.33%	1.08%	1.13%	1.17%

Allowance for loan and lease losses to nonaccrual loans	321.41%	214.12%	98.52%	202.70%	350.43%

Other Real Estate Owned

The balance of OREO was $920 thousand at December 31, 2021, which included two bank-owned properties that were transferred from bank premises to OREO. Comparatively, OREO at December 31, 2020 included one piece of commercial land with a carrying value of $58 thousand. FNCB recorded a valuation adjustment to the carrying value of $4 thousand prior to selling the land in 2021. The land was subsequently sold for $65 thousand with a gain of $11 thousand recognized at the time of sale. In 2021, FNCB also obtained a deed in lieu of foreclosure for a residential mortgage with a recorded investment of $138 thousand. The property immediately went under contract at a selling price of $205 thosuand. FNCB transferred the property to OREO at the selling price less cost to sell of $178 thousand and recorded a positive valuation adjustment of $40 thousand, which is included in non-interest income for the year ended December 31, 2021. The sale of this property was finalized in 2021.

On December 16, 2021, FNCB received approval from its primary regulator to consolidate the Bank’s Wheeler Avenue Community Office into its Main Office effective February 18, 2022. Both offices are located in Dunmore, Lackawanna County, Pennsylvania. FNCB is obligated under a land lease through December 2024 for the Wheeler Avenue property and FNCB received an independent third-party appraisal of the building and improvements, which it owns. Upon regulatory approval, FNCB transferred the building and improvements to OREO at fair value less estimated cost to sell of $228 thousand and recorded a loss on the transfer of $242 thousand which is included in other operating expense in the consolidated statement of income for the year ended December 31, 2021. In addition, in the fourth quarter of 2021, FNCB accepted an offer on a parcel of commercial land originally held in bank premises for future branch expansion. Upon acceptance FNCB transferred the property to OREO at $692 thousand, the selling price less estimated cost to sell. A loss of $68 thousand was recorded on the transfer and included in other operating expense in the consolidated statements of income. The sale of the land is expected to close by the end of the first quarter of 2022.

FNCB actively markets OREO properties for sale through a variety of channels including internal marketing and the use of outside brokers/realtors. The carrying value of OREO is generally calculated at an amount not greater than 90% of the most recent fair market appraised value unless specific conditions warrant an exception. A 10% factor is generally used to estimate costs to sell, which is based on typical cost factors, such as 6% broker commission, 1% transfer taxes, and 3% various other miscellaneous costs associated with the sales process. This fair value is updated on an annual basis or more frequently if new valuation information is available. Deterioration in the real estate market could result in additional losses on these properties. Valuation adjustments related to OREO included a positive valuation adjustment of $36 thousand for the year ended December 31, 2021 and a write-down of $27 thousand for the year ended December 31, 2020.

The following table presents the activity in OREO for the years ended December 31, 2021 and 2020:

Activity in OREO

	For the Years Ended December 31,
(in thousands)	2021	2020
Balance, January 1	$58	$289
Real estate foreclosures	138	-
Transfer from bank premises	920	-
Valuation adjustments	36	(27)
Carrying value of OREO sold	(232)	(204)
Balance, December 31	$920	$58

The following table presents a distribution of OREO at December 31, for the past five years:

Distribution of OREO

	December 31,
(in thousands)	2021	2020	2019	2018	2017
Land / lots	$692	$58	$85	$436	$516
Commercial real estate	228	-	-	438	427
Residential real estate	-	-	204	45	80
Total other real estate owned	$920	$58	$289	$919	$1,023

The expenses related to maintaining OREO include the subsequent write-downs of the properties related to declines in value since foreclosure, net of any income received. OREO expenses amounted to $25 thousand and $164 thousand and are included in other operating expense in the consolidated statements of income, for the years ended December 31, 2021 and 2020, respectively.

Deposits

Management recognizes the importance of deposit growth as its primary funding source for loan products and regularly  evaluates new products and strategies focused on growing commercial, consumer and municipal deposit relationships. FNCB experienced strong deposit demand in 2021 and 2020, which was concentrated primarily in non-maturity deposits. The strong demand was generally caused by factors related to the COVID-19 pandemic including among others, various government stimulus initiatives, PPP funding, and changes in consumer and saving habits and business investment in response to economic uncertainty. FNCB did experience some deposit migration during both 2021 and 2020 as maturing time deposits were redirected into non-maturity deposits.

Total deposits in creased $167.6 million, or 13.0%, to $1.455 billion at December 31, 2021  from $1.287 billion at December 31, 2020 . Interest-bearing deposits increased $119.0 million, or 11.7%, to $1.135 billion at December 31, 2021  from $1.016 billion at December 31, 2020 . In addition, non-interest-bearing deposits increased $48.6 million, or 17.9%, to $320.1 million at December 31, 2021  from $271.5 million at December 31, 2020 . The increase in non-interest-bearing deposits was due primarily to increases in consumer and small business demand deposit accounts, including residual balances retained from PPP loan funding. With regard to interest-bearing deposits, the increase was primarily concentrated in interest-bearing demand accounts, specifically money market transaction accounts, interest-bearing public funds and interest-bearing business checking accounts. In total, interest-bearing demand deposits increased $144.6 million, or 20.2%, to $857.9 million at December 31, 2021  from $713.4 million at December 31, 2020 . Savings accounts increased $24.6 million, or 22.4%, to $134.2 million at December 31, 2021 from $109.7 million at December 31, 2020. Time deposits with balances $250 thousand and over decreased $9.7 million, or 26.7%, to $26.5 million a t December 31, 2021 , from $36.2 million at December 31, 2020, and other time deposits decreased $40.3 million, or 25.7%, to $116.3 million at December 31, 2021 from $156.7 million at December 31, 2020. At December 31, 2021 other time deposits included $10 million in brokered time deposits outstanding that are part of an interest rate swap transaction, compared to $20 million at December 31, 2020.

Total deposits averaged $1.381 billion in 2021, an increase of $230.7 million, or 20.1%, compared to $1.151 billion in 2020. The changes in average deposit balances reflected the migration of time deposits into non-maturity deposits, and continued oversupply of deposits in the market. Non-interest-bearing demand deposits averaged $73.2 million, or 30.2%, higher at $315.2 million in 2021 as compared to $242.0 million in 2020. Interest-bearing deposits averaged $1.066 billion in 2021, an increase of $157.6 million, or 17.3%, from $908.5 million in 2020. The increase was concentrated in average interest-bearing demand deposits which increased $153.3 million, or 25.1% comparing 2021 and 2020. Average savings deposits increased $23.2 million, or 22.8%, to $125.0 million in 2021 from $101.9 million in 2020. Partially offsetting these increases was a decrease of $18.9 million, or 9.7%, in average time deposits, to $176.2 million in 2021 from $195.1 million in 2020. FNCB’s deposit funding costs decreased 35 basis points, to 0.24% in 2021 from 0.59% in 2020. Rates on interest-bearing demand and time deposits decreased by 32 basis points and 55 basis points, respectively, while savings deposit rates decreased to a lesser extent, by 3 basis points, comparing 2021 and 2020. The decrease in deposit costs reflected sustained low market interest rates due to deposit oversupply within the industry in 2021.

The average balance of, and the rate paid on, the major classifications of deposits for the past three years are summarized in the following table:

Deposit Distribution

	For the Year Ended December 31,
	2021		2020		2019
	Average		Average		Average
(dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate
Interest-bearing deposits:
Demand	$764,798	0.16%	$611,511	0.48%	$513,542	0.81%
Savings	125,022	0.07	101,847	0.10	93,114	0.13
Time	176,245	0.66	195,140	1.22	238,145	1.60
Total interest-bearing deposits	1,066,065	0.24%	908,498	0.59%	844,801	0.96%

Non-interest-bearing deposits	315,181		242,017		164,035

Total deposits	$1,381,246		$1,150,515		$1,008,836

The following table presents the maturity distribution of time deposits in excess of insurance limit at December 31, 2021 and 2020:

Maturity Distribution of Time Deposits $250,000 or More

	December 31,
(in thousands)	2021	2020
3 months or less	$10,740	$13,022
Over 3 through 6 months	5,354	5,476
Over 6 through 12 months	8,431	14,913
Over 12 months	2,006	2,805
Total	$26,531	$36,216

Borrowings

FNCB has an agreement with the FHLB of Pittsburgh which allows for borrowings, either overnight or term, up to a maximum borrowing capacity based on a percentage of qualifying loans pledged under a blanket pledge agreement. In addition to pledging loans, FNCB is required to purchase FHLB of Pittsburgh stock based upon the amount of credit extended. Loans that were pledged to collateralize borrowings under this agreement were $478.3 million at December 31, 2021 and $500.1 million at December 31, 2020. FNCB’s maximum borrowing capacity was $391.7 million at December 31, 2021. There was $7.5 million in letters of credit to secure municipal deposits outstanding at December 31, 2021 under this agreement. There were $20.0 million in term advances through the FHLB of Pittsburgh outstanding at December 31, 2021 that were hedged under interest-rate swaps. There were no overnight borrowings or term advances through the FHLB of Pittsburgh at December 31, 2020.

Advances through the Federal Reserve Bank Discount Window generally include short-term advances which are fully collateralized by certain pledged loans of $18 million under the Federal Reserve Bank’s Borrower-in-Custody (“BIC”) program. There were no advances under the BIC program outstanding at December 31, 2021 and December 31, 2020. FNCB had available borrowing capacity of $10.6 million under this program at December 31, 2021.

FNCB also had $10.3 million of junior subordinated debentures outstanding at December 31, 2021 and 2020. The interest rate on these debentures resets quarterly at a spread of 1.67% above the current 3-month LIBOR rate. The average interest rate paid on the junior subordinated debentures in 2021 was 1.85%, compared to 2.43% in 2020.

Average borrowed funds decreased $39.1 million, or 14.0%, to $12.2 million in 2021 from $51.3 million in 2020. The average rate paid on borrowed funds increased 14 basis points to 1.61% in 2021 from 1.47% in 2020. The increase in rate on borrowed funds reflected lower average volumes of overnight and short-term borrowings through the FHLB of Pittsburgh and Federal Reserve Bank in 2021 as compared to 2020, as short-term borrowing rates were at historical lows. Average borrowed funds in 2021 was comprised mainly of the junior subordinated debentures, which carry an adjustable rate tied to 3-Month LIBOR plus 1.67%.

See Note 7, “Borrowed Funds” of the Notes to consolidated financial statements included in Item 8, "Financial Statements and Supplementary Data" to this Annual Report on Form 10-K for additional information about FNCB's borrowed funds.

Liquidity

The term liquidity refers to the ability to generate sufficient amounts of cash to meet cash flow needs.  Liquidity is required to fulfill the borrowing needs of FNCB’s credit customers and the withdrawal and maturity requirements of its deposit customers, as well as to meet other financial commitments. FNCB’s liquidity position is impacted by several factors, which include, among others, loan and lease origination volumes, loan, lease and investment maturity structure and cash flows, deposit demand and time deposit maturity structure and retention. FNCB has liquidity and contingent funding policies in place that are designed with controls in place to provide advanced detection of potentially significant funding shortfalls, establish methods for assessing and monitoring risk levels, and institute prompt responses that may alleviate a potential liquidity crisis. Management monitors fluctuations in FNCB’s liquidity position daily and forecasts future liquidity needs. Additionally, management performs periodic stress tests on FNCB's liquidity position that attempt to model in varying degrees of stress in order to proactively develop strategies to ensure adequate liquidity at all times. Additionally, management regularly monitors FNCB's wholesale funding sources taking into consideration the cost of fund, diversification between funding sources and asset/liability management strategies. FNCB utilizes brokered deposits, including one-way purchases through the IntraFiSM Network, deposits acquired through a national listing service, as well as overnight and term advances through the FHLB of Pittsburgh as wholesale sources of funds to supplement its deposit gathering initiatives.

The statements of cash flows present the change in cash and cash equivalents from operating, investing and financing activities. Cash and due from banks and interest-bearing deposits in other banks, which comprise cash and cash equivalents, are FNCB’s most liquid assets. Cash and cash equivalents totaled $99.0 million at December 31, 2021, a decrease of $56.8 million, or 36.4%, from $155.8 million at December 31, 2020, as net cash outflows for investing activities more than offset net cash inflows from operating and financing activities.

Net cash outflows from investing activities used $260.8 million of cash and cash equivalents during the year ended December 31, 2021, which primarily reflected the deployment of excess liquidity into the investment and loan portfolios. Specifically, cash outflows for purchases of available-for-sale debt securities, net of inflows for sales, maturities, calls and repayments, were $184.3 million in 2021. Additionally, FNCB recorded a net increase in loans and leases of $73.2 million, resulting from increased demand, ALCO initiatives to hold in portfolio saleable 1-4 family residential mortgages, and the purchase of individual loans and loan pools from third-party originators. Also, contributing to the net cash outflow for investing activities were purchases of new BOLI policies and bank premises and equipment of $2.5 million and $1.3 million, respectively.

Financing activities provided $179.8 million in net cash, which resulted primarily from a $167.6 million net increase in deposits in 2021, coupled with $20.0 million in proceeds received from term advances through FHLB of Pittsburgh. These inflows were slightly offset by net cash used to pay dividends to shareholder dividends of $5.4 million and to repurchase shares of common stock totaling $2.4 million. Operating activities include net income, adjusted for the effects of non-cash transactions including, among others, depreciation and amortization and the provision for loan and lease losses, and is the primary source of cash flows from operations. In 2021 operating activities provided FNCB with $24.2 million in net cash, which reflected net income of $21.4 million and non-cash adjustments to income of $2.8 million.

Management is actively monitoring FNCB's liquidity position and capital adequacy in light of the changing circumstances related to economic uncertainty brought on by the COVID-19 pandemic. While management believes FNCB's liquidity position is favorable, they are keenly aware that changes in general economic conditions, including inflation, rising interest rates and situations related to the pandemic, among others, could pose potential stress on liquidity should deposits begin exiting the Bank or FNCB's asset quality deteriorates. Additionally, FNCB could experience an increase in the utilization of existing lines of credit as customers manage their own liquidity needs during this time of economic uncertainty. Management believes that FNCB’s current liquidity position is sufficient to meet its cash flow needs as of December 31, 2021. In addition to cash and cash equivalents of $99.0 million at December 31, 2021, FNCB had ample sources of additional liquidity including approximately $391.7 million in available borrowing capacity with the FHLB of Pittsburgh, and available borrowing capacity through The Federal Reserve Discount Window of $10.6 million under the BIC program. In addition, FNCB had $72.0 million in federal fund lines of credit available through correspondent banks at December 31, 2021, as well as access to wholesale deposit markets.

Capital

A strong capital base is essential to the continued growth and profitability of FNCB and is therefore a management priority. Management’s principal capital planning goals include providing an adequate return to shareholders, retaining a sufficient base from which to provide for future growth, and complying with applicable regulatory standards. As more fully described in Note 14, “Regulatory Matters” to the notes to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K, regulatory authorities have prescribed specified minimum capital ratios as guidelines for determining capital adequacy to help assure the safety and soundness of financial institutions.

The following schedules present information regarding the Bank’s risk-based capital at December 31, 2021 and 2020, and selected other capital ratios:

	FNCB Bank		Minimum Required For Capital Adequacy Purposes	Minimum Required For Capital Adequacy Purposes with Conservation Buffer	Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
(dollars in thousands)	Amount	Ratio	Ratio	Ratio	Ratio
December 31, 2021

Total capital (to risk-weighted assets)	$161,957	14.64%	8.00%	10.50%	10.00%

Tier I capital (to risk-weighted assets)	148,958	13.46%	6.00%	8.50%	8.00%

Tier I common equity (to risk-weighted assets)	148,958	13.46%	4.50%	7.00%	6.50%

Tier I capital (to average assets)	148,958	8.92%	4.00%	4.00%	5.00%

Total risk-weighted assets	1,106,636

Total average assets	1,669,932

	FNCB Bank		Minimum Required For Capital Adequacy Purposes	Minimum Required For Capital Adequacy Purposes with Conservation Buffer	Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
(dollars in thousands)	Amount	Ratio	Ratio	Ratio	Ratio
December 31, 2020

Total capital (to risk-weighted assets)	$149,173	15.79%	8.00%	10.50%	10.00%

Tier I capital (to risk-weighted assets)	137,356	14.54%	6.00%	8.5%	8.00%

Tier I common equity (to risk-weighted assets)	137,356	14.54%	4.50%	7.00%	6.50%

Tier I capital (to average assets)	137,356	9.57%	4.00%	4.00%	5.00%

Total risk-weighted assets	944,546

Total average assets	1,434,776

FNCB’s total regulatory capital increased $12.8 million to $162.0 million at December 31, 2021 from $149.2 million at December 31, 2020. The Bank’s risk-based capital ratios exceeded the minimum regulatory capital ratios required for adequately capitalized institutions. Based on the most recent notification from its primary regulators, the Bank was categorized as well capitalized at December 31, 2021 and 2020. There are no conditions or events since this notification that management believes have changed this category.

As of December 31, 2021, FNCB had 30,010,125 shares of common stock available for future sale or share dividends. Quarterly market highs and lows, dividends paid and known market makers are highlighted in Part I, Item 5, “Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities” of this Annual Report on Form 10-K. For further discussion of FNCB’s capital requirements and dividend limitations, refer to Note 14, “Regulatory Matters,” of the notes to consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Additionally, FNCB has available 20,000,000 authorized shares of preferred stock. There were no preferred shares issued and outstanding at December 31, 2021 and 2020.

On January 27, 2021, FNCB's Board of Directors authorized a stock repurchase program under which up to 975,000 shares of FNCB's outstanding common stock may be acquired in the open market pursuant to a trading plan that was adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The repurchase program commenced on February 3, 2021 and expired on December 31, 2021. On January 26, 2022, FNCB's Board of Directors authorized the repurchase of up to 750,000 shares of FNCB's outstanding common stock under a similar program, which is anticipated to commence on March 4, 2022. Repurchases under both programs are administered through an independent broker and are subjected to SEC regulations as well as certain price, market volume and timing constraints specified in the trading plan. In 2021, FNCB repurchased 330,759 shares at a weighted-average price per share of $7.21, or $2.4 million in aggregate. Repurchases are funded from available working capital and the repurchased shares were returned to the status of authorized but unissued shares of common stock.

FNCB’s ability to pay dividends to its shareholders is largely dependent on the Bank’s ability to pay dividends to FNCB. Bank regulations limit the amount of dividends that may be paid without prior approval of the Bank’s regulatory agency. Cash dividends declared and paid by FNCB during 2021 and 2020 were $0.27 per share and $0.22 per share, respectively. FNCB offers a Dividend Reinvestment and Stock Purchase plan ("DRP") to its shareholders. For the years ended December 31, 2021 and 2020 dividend reinvestment shares were purchased in open market transactions, while shares under the optional cash purchase feature of the DRP were issued from authorized but unissued common shares. Shares of common stock issued under the DRP totaled 12,189 and 10,271 for the years ended December 31, 2021 and 2020, respectively. Subsequent to December 31, 2021, on January 26, 2022, FNCB declared a $0.075 per share dividend payable on March 15, 2022 to shareholders of record on March 1, 2022.

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

For the year ended December 31, 2021, FNCB did not engage in any off-balance sheet transactions that would have or would be reasonably likely to have a material effect on its consolidated financial condition. For a further discussion of FNCB’s off-balance sheet arrangements, refer to Note 12, “Commitments, Contingencies, and Concentrations” to the notes to the consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.

The following table presents off-balance financial instruments whose contractual amounts represent credit risk at December 31, 2021 and 2020. With the exception of credit availability for certain commercial construction, land acquisition and development loans having a 24-month draw period, all of the off-balance sheet financial instruments outstanding at December 31, 2021 expire within one year of their respective contract dates.

Off-Balance Sheet Commitments

	December 31,
(in thousands)	2021	2020
Commitments to extend credit	$273,883	$227,908
Standby letters of credit	17,179	18,914

In order to provide for probable losses inherent in these instruments, FNCB recorded reserves for unfunded commitments of $583 thousand and $613 thousand at December 31, 2021 and 2020, respectively, which were included in other liabilities in the consolidated statements of financial condition.

Impact of Inflation and Changing Prices

The preparation of financial statements in conformity with GAAP requires management to measure the FNCB’s financial position and operating results primarily in terms of historic dollars. Changes in the relative value of money due to inflation or recession are generally not considered. The primary effect of inflation on FNCB's operations is primarily related to increases in operating expenses. Management considers changes in interest rates to impact our financial condition and results of operations to a far greater degree than changes in prices due to inflation. Although interest rates are greatly influenced by changes in the inflation rate, they do not necessarily change at the same rate or in the same magnitude as the inflation rate. FNCB manages interest rate risk in several ways. Refer to “Interest Rate Risk ” in Item 7A for further discussion.There can be no assurance that FNCB will not be materially adversely affected by future changes in interest rates, as interest rates are highly sensitive to many factors that are beyond its control. Additionally, inflation may adversely impact the financial condition of FNCB's borrowers and could impact their ability to repay their loans, which could negatively affect FNCB's asset quality through higher delinquency rates and increased charge-offs. Management will carefully will carefully consider the impact of inflation and rising interest rates on FNCB borrowers in managing credit risk related to the loan and lease portfolio.

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

LIBOR Replacement

The Alternative Reference Rates Committee ("ARRC") had proposed that the Secured Overnight Funding Rate ("SOFR") replace USD-LIBOR, with the transition to SOFR from USD-LIBOR to take place by the end of 2021. FNCB has various loans, investments, borrowings and interest rate swap contracts that are indexed to USD-LIBOR. On November 30, 2020 the ICE Benchmark Administration ("IBA"), which complies and oversees LIBOR, announced its intention to extend most of the USD-LIBOR tenors to June 30, 2023, with U.S. banking regulators supporting the extension. As of December 31, 2021, most LIBOR tenors, with the exception of the overnight, 1-,3-, 6- and 12-month LIBOR tenors which have been extended through June 30, 2023, have ceased to be published. Additionally, beginning January 1, 2022, no new financial instruments can be written with terms tied to LIBOR. FNCB has various loans, investments, borrowings and interest rate swap contracts that are indexed to USD-LIBOR, and management is actively monitoring its LIBOR exposures and evaluating any risks involved.

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

While ALCO regularly performs a wide variety of simulations under various strategic balance sheet and treasury yield curve scenarios, the following results reflect FNCB’s sensitivity over the subsequent twelve months based on the following assumptions:

●	asset and liability levels as of December 31, 2021 as a starting point;
●	cash flows are based on contractual maturity and amortization schedules with applicable prepayments derived from internal historical data and external sources; and
●	cash flows are reinvested into similar instruments to keep interest-earning asset and interest-bearing liability levels constant.

The following table illustrates the simulated impact of parallel and instantaneous interest rate shocks of +400 basis points, +200 basis points and -100 basis points on net interest income and the change in economic value over a one-year time horizon from the December 31, 2021 levels:

	Rates +200		Rates +400		Rates -100
	Simulation	Policy	Simulation	Policy	Simulation	Policy
	Results	Limit	Results	Limit	Results	Limit
Earnings at risk:
Percent change in net interest income	(4.1)%	(12.5)%	(6.9)%	(20.0)%	(4.6)%	(10.0)%

Economic value at risk:
Percent change in economic value of equity	(3.0)%	(20.0)%	(8.9)%	(35.0)%	(21.6)%	(10.0)%

Model results at December 31, 2021 indicated that FNCB's asset/liability position was relatively well matched in the near term with an asset-sensitive bias emerging over the remaining over the life of the model. At December 31, 2021, the model indicated that FNCB’s net interest income is expected to decrease 4.1% under a +200-basis point interest rate shock, as compared to the base case. Under this scenario, assumed increases to funding costs hinder potential benefits of rising rates on net interest income in the near term with net interest income exhibiting a strong upward trajectory for the remainder of the simulation. Model results also indicate a 4.6% decrease to net interest income from the base case over the next 12 months under a rate shock of -100 basis points. Assumptions under this falling-rate scenario, indicate that asset-yield deterioration would offset any remaining funding cost relief, with net interest income to continue a downward trend as assets continue to reprice into lower rates. Additionally, model results indicated that FNCB's EVE is expected to decrease 3.0% and 21.6% under parallel shifts in interest rates of +200 basis points and -100 basis points, respectively. With the exception of a -100-basis point impact on the EVE, all modeled exposures of net interest income and EVE were within internal policy guidelines. Management does not believe that the modeled decrease in the EVE, which exceeds the current policy limit of 10.0%, poses any undue interest rate risk at December 31, 2021, as the results are impacted by deposit decay rate assumptions on the higher level of non-maturity deposits. Comparatively, model results at December 31, 2020 indicated net interest income would be expected to decrease 1.0% and economic value of equity would be expected to increase 10.7% given a +200-basis point rate shock, and under a -100- basis point rate shock, net interest income would be expected to decrease 0.8% and the economic value of equity would decrease 32.9%.

This analysis does not represent a forecast for FNCB and should not be relied upon as being indicative of expected operating results. These simulations are based on numerous assumptions, including but not limited to, the nature and timing of interest rate levels, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment/replacements of asset and liability cash flows, and other factors. While assumptions reflect current economic and local market conditions, FNCB cannot make any assurances as to the predictive nature of these assumptions, including changes in interest rates, customer preferences, competition and liquidity needs, or what actions ALCO might take in responding to these changes.

As previously mentioned, as part of its ongoing monitoring, ALCO requires quarterly back testing of modeling results, which involves after-the-fact comparisons of projections with FNCB’s actual performance to measure the validity of assumptions used in the modeling techniques. As part of its quarterly review, management compared tax-equivalent net interest income recorded for the three months ended December 31, 2021 with tax-equivalent net interest income that was projected for the period. There was a positive variance between actual and projected tax-equivalent net interest income for the three months ended December 31, 2021 of approximately $1.1 million, or 8.1%. The variance primarily reflected a difference in the assumption for the volume and timing of the forgiveness of PPP loans used in the model with that actually experienced.  ALCO performs a detailed rate/volume analysis between actual and projected results to continue to improve the accuracy of its simulation models.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of
FNCB Bancorp, Inc. and Subsidiaries

Opinion on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial condition of FNCB Bancorp, Inc. and Subsidiaries (the "Company") as of December 31, 2021 and 2020, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows, for the years then ended and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which it relates.

Allowance for Loan Losses – Qualitative Factor Adjustments

Critical Audit Matter Description

As described in Notes 2 and 4 to the consolidated financial statements, the allowance for loan losses is established through a provision for loan losses and represents an amount, which, in management’s judgment will be adequate to absorb losses in the loan portfolio. The Company's allowance for loan losses was $12.42 million at December 31, 2021, which consisted of specific and general reserve components of $0.03 million and $12.39 million, respectively.

In calculating the general reserve component, management considered historical loss experience by segment and qualitative factor adjustments for changes not reflected in the historical loss experience. The general reserve component of the Company’s allowance for loan losses involved consideration of national and local economic conditions, levels of and trends in classified loans, delinquency rates and nonaccrual loans, trends in volumes and terms of loans, changes in lending policies, lending personnel, and collateral, as well as concentrations in loan types, industry, and geography. The adjustments for qualitative factors require a significant amount of judgment by management and involve a high degree of estimation uncertainty.

We identified the qualitative factor component of the allowance for loan losses as a critical audit matter as auditing the underlying qualitative factors required significant auditor judgment as amounts determined by management rely on analysis that is highly subjective and includes significant estimation uncertainty.

The primary procedures we performed to address this critical audit matter included:

●

Obtaining an understanding of the relevant controls related to the allowance for loan losses and tested such controls for design and operating effectiveness, including controls related to management's establishment, review, and approval of the qualitative factors, and the completeness and accuracy of data used in determining qualitative factors.

●	Evaluation of the appropriateness of management's methodology for estimating the allowance for loan losses.
●	Testing of the completeness and accuracy of data used by management in determining qualitative factor adjustments by agreeing them to internal and external source data.
●	Testing of management's conclusions regarding the appropriateness of the qualitative factor adjustments and agreement of any changes therein to the allowance for loan losses calculations.

/s/ Baker Tilly US, LLP

We have served as the Company’s auditor since 2014.

Baker Tilly US, LLP (PCAOB 23)

Iselin, New Jersey

March 11, 2022

FNCB BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,	December 31,
(in thousands, except share data)	2021	2020
Assets
Cash and cash equivalents:
Cash and due from banks	$16,651	$24,822
Interest-bearing deposits in other banks	82,369	130,989
Total cash and cash equivalents	99,020	155,811
Available-for-sale debt securities	522,566	350,035
Equity securities, at fair value	4,922	3,026
Restricted stock, at cost	1,911	1,745
Loans held for sale	-	2,107
Loans and leases, net of allowance for loan and lease losses of $12,416 and $11,950	967,023	889,152
Bank premises and equipment, net	16,082	17,579
Accrued interest receivable	4,643	4,286
Bank-owned life insurance	33,494	31,712
Other assets	14,662	10,226
Total assets	$1,664,323	$1,465,679

Liabilities
Deposits:
Demand (non-interest-bearing)	$320,089	$271,499
Interest-bearing	1,134,939	1,015,949
Total deposits	1,455,028	1,287,448
Borrowed funds:
Federal Home Loan Bank of Pittsburgh advances	20,000	-
Junior subordinated debentures	10,310	10,310
Total borrowed funds	30,310	10,310
Accrued interest payable	49	108
Other liabilities	16,479	11,953
Total liabilities	1,501,866	1,309,819

Shareholders' equity
Preferred stock ($1.25 par)
Authorized: 20,000,000 shares at December 31, 2021 and December 31, 2020
Issued and outstanding: 0 shares at December 31, 2021 and December 31, 2020	-	-
Common stock ($1.25 par)
Authorized: 50,000,000 shares at December 31, 2021 and December 31, 2020
Issued and outstanding: 19,989,875 shares at December 31, 2021 and 20,245,649 shares at December 31, 2020	24,987	25,307
Additional paid-in capital	80,128	81,587
Retained earnings	50,990	35,080
Accumulated other comprehensive income	6,352	13,886
Total shareholders' equity	162,457	155,860
Total liabilities and shareholders’ equity	$1,664,323	$1,465,679

The accompanying notes to consolidated financial statements are an integral part of these statements.

FNCB BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended December 31,
(in thousands, except share data)	2021	2020
Interest income
Interest and fees on loans and leases	$41,049	$37,615
Interest and dividends on securities:
Taxable	8,237	7,073
Tax-exempt	2,086	1,373
Dividends	239	249
Total interest and dividends on securities	10,562	8,695
Interest on interest-bearing deposits in other banks	88	28
Total interest income	51,699	46,338
Interest expense
Interest on deposits	2,508	5,404
Interest on borrowed funds:
Federal Reserve Bank Discount Window advances	-	32
Federal Home Loan Bank of Pittsburgh advances	6	474
Junior subordinated debentures	191	250
Total interest on borrowed funds	197	756
Total interest expense	2,705	6,160
Net interest income before provision for loan and lease losses	48,994	40,178
Provision for loan and lease losses	166	1,941
Net interest income after provision for loan and lease losses	48,828	38,237
Non-interest income
Deposit service charges	3,877	3,252
Net gain on the sale of available-for-sale debt securities	213	1,528
Net gain on equity securities	701	1,171
Net gain on the sale of mortgage loans held for sale	352	653
Net gain on the sale of other real estate owned	11	-
Loan-related fees	390	348
Income from bank-owned life insurance	541	482
Bank-owned life insurance settlement	426	-
Merchant services revenue	593	565
Other	1,164	1,251
Total non-interest income	8,268	9,250
Non-interest expense
Salaries and employee benefits	16,697	15,246
Occupancy expense	2,039	2,052
Equipment expense	1,338	1,477
Advertising expense	712	685
Data processing expense	3,689	2,933
Regulatory assessments	609	387
Bank shares tax	975	786
Professional fees	674	999
Other operating expenses	4,336	4,350
Total non-interest expense	31,069	28,915
Income before income tax expense	26,027	18,572
Income tax expense	4,656	3,225
Net income	$21,371	$15,347

Earnings per share
Basic	$1.06	$0.76
Diluted	$1.06	$0.76

Cash dividends declared per common share	$0.27	$0.22
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	20,111,430	20,210,439
Diluted	20,126,853	20,212,187

The accompanying notes to consolidated financial statements are an integral part of these statements.

FNCB BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Year Ended December 31,
(in thousands)	2021	2020
Net income	$21,371	$15,347
Other comprehensive (loss) income:
Unrealized (losses) gains on available-for-sale debt securities	(9,711)	15,349
Taxes	2,039	(3,223)
Net of tax amount	(7,672)	12,126

Reclassification adjustment for net gains included in net income	(213)	(1,528)
Taxes	45	321
Net of tax amount	(168)	(1,207)

Derivative adjustments	388	(112)
Taxes	(82)	23
Net of tax amount	306	(89)
Total other comprehensive (loss) income	(7,534)	10,830
Comprehensive income	$13,837	$26,177

The accompanying notes to consolidated financial statements are an integral part of these statements.

FNCB BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	For the Years Ended December 31, 2021 and 2020
					Accumulated
	Number		Additional		Other	Total
	of Common	Common	Paid-in	Retained	Comprehensive	Shareholders'
(in thousands, except share data)	Shares	Stock	Capital	Earnings	Income	Equity
Balances, December 31, 2019	20,171,408	$25,214	$81,130	$24,207	$3,056	$133,607
Net income	-	-	-	15,347	-	15,347
Cash dividends paid, $0.22 per share	-	-	-	(4,447)	-	(4,447)
Restricted stock awards	-	-	336	-	-	336
Common shares issued under long-term incentive compensation plan	63,970	80	70	-	-	150
Common shares issued through dividend reinvestment/optional cash purchase plan	10,271	13	51	(27)	-	37
Other comprehensive income, net of tax of $2,879	-	-	-	-	10,830	10,830
Balances, December 31, 2020	20,245,649	$25,307	$81,587	$35,080	$13,886	$155,860
Net income	-	-	-	21,371	-	21,371
Cash dividends paid, $0.27 per share	-	-	-	(5,427)	-	(5,427)
Restricted stock awards	-	-	376	-	-	376
Repurchase of common shares	(330,759)	(413)	(1,984)	-	-	(2,397)
Common shares issued under long-term incentive compensation plan	62,796	78	72	-	-	150
Common shares issued through dividend reinvestment/optional cash purchase plan	12,189	15	77	(34)	-	58
Other comprehensive loss, net of tax of $2,002	-	-	-	-	(7,534)	(7,534)
Balances, December 31, 2021	19,989,875	$24,987	$80,128	$50,990	$6,352	$162,457

The accompanying notes to consolidated financial statements are an integral part of these statements.

FNCB BANCORP, INC AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
(in thousands)	2021	2020
Cash flows from operating activities:
Net income	$21,371	$15,347
Adjustments to reconcile net income to net cash provided by operating activities:
Investment securities amortization, net	2,059	879
Equity in trust	(6)	(8)
Depreciation of bank premises and equipment	1,567	1,628
Amortization of loan origination fees	(4,793)	(626)
Valuation adjustment for loan servicing rights	(16)	16
Stock-based compensation expense	526	486
Provision for loan and lease losses	166	1,941
Valuation adjustment for off-balance sheet commitments	(30)	(90)
Net gain on the sale of available-for-sale debt securities	(213)	(1,528)
Net gain on equity securities	(701)	(1,171)
Net gain on the sale of mortgage loans held for sale	(352)	(653)
Net gain on other real estate owned	(11)	-
Valuation adjustment of other real estate owned	(36)	27
Loss on the disposition of bank premises and equipment	300	-
Bank-owned life insurance settlement	(426)	-
Income from bank-owned life insurance	(541)	(482)
Proceeds from the sale of mortgage loans held for sale	9,778	14,510
Funds used to originate mortgage loans held for sale	(7,319)	(14,903)
Decrease in net deferred tax assets	387	3,219
Increase in accrued interest receivable	(357)	(1,052)
(Increase) decrease in other assets	(672)	1,412
Decrease in accrued interest payable	(59)	(150)
Increase in other liabilities	3,536	773
Total adjustments	2,787	4,228
Net cash provided by operating activities	24,158	19,575

Cash flows from investing activities:
Maturities, calls and principal payments of available-for-sale debt securities	36,666	20,694
Proceeds from the sale of available-for-sale debt securities	2,981	69,271
Purchases of available-for-sale debt securities	(223,949)	(152,691)
Purchase of equity securities	(1,195)	(500)
(Purchase) redemption of restricted stock	(166)	2,059
Proceeds from the sale/transfer of equity securities	-	1,223
Purchase of equity securities without readily determinable fair values	-	(500)
Net increase in loans and leases to customers	(73,238)	(70,820)
Proceeds from the sale of other real estate owned	243	204
Proceeds received from bank-owned life insurance settlement	1,685	-
Purchase of bank-owned life insurance	(2,500)	-
Purchases of bank premises and equipment	(1,290)	(1,689)
Net cash used in investing activities	(260,763)	(132,749)

Cash flows from financing activities:
Net increase in deposits	167,580	285,739
Repayment of from Federal Home Loan Bank of Pittsburgh advances - overnight	-	(14,100)
Proceeds from Federal Home Loan Bank of Pittsburgh advances - term	20,000	20,000
Repayment of Federal Home Loan Bank of Pittsburgh advances - term	-	(52,809)
Repurchase of common shares	(2,397)	-
Proceeds from issuance of common shares, net of discount	58	37
Cash dividends paid	(5,427)	(4,447)
Net cash provided by financing activities	179,814	234,420
Net (decrease) increase in cash and cash equivalents	(56,791)	121,246
Cash and cash equivalents at beginning of year	155,811	34,565
Cash and cash equivalents at end of year	$99,020	$155,811

Supplemental cash flow information
Cash paid during the period for:
Interest	$2,764	$6,310
Taxes	4,480	-
Other transactions:
Loans transferred to OREO	138	-
Lease liabilities arising from obtaining right-of-use assets	60	387

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

The Bank provides customary retail and commercial banking services to individuals, businesses and local governments and municipalities through its 17 full-service branch locations, as of December 31, 2021, within its primary market area, Northeastern Pennsylvania.

FNCB Realty Company, Inc., FNCB Realty Company I, LLC, and FNCB Realty Company II, LLC, which were formed to hold real estate and/or operate businesses acquired in exchange for debt settlement or foreclosure, were inactive at December 31, 2021 and 2020.

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

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to change in the near term are the allowance for loan and lease losses (“ALLL”), the valuation and impairment evaluation of FNCB's investments, the valuation of other real estate owned (“OREO”), and income taxes.

Cash Equivalents

For purposes of reporting cash flows, cash equivalents include cash on hand and amounts due from banks. FNCB maintains compensating balances at correspondent banks, most of which are not required, but are used to offset specific charges for services. At December 31, 2021 and 2020, the amount of these balances were $1.7 million and $4.5 million, respectively.

Securities

Debt Securities and Equity Securities with Readily Determinable Fair Values

FNCB classifies its investments in debt securities as either available-for-sale or held-to-maturity at the time of purchase. Debt securities that are classified as available-for-sale are carried at fair value with unrealized holding gains and losses recognized as a component of shareholders’ equity in accumulated other comprehensive income, net of tax. Debt securities that are classified as held-to-maturity are carried at amortized cost when management has the positive intent and ability to hold them to maturity. Premiums on callable debt securities are amortized to the earliest call date. Amortization of premiums and accretion of discounts on noncallable debt securities is recognized over the life of the related security as an adjustment to yield using the interest method. Realized gains and losses on sales of debt securities are based on amortized cost using the specific identification method on the trade date. All of FNCB's debt securities were classified as available-for-sale at December 31, 2021 and 2020.

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

Restricted Securities

Investments in restricted securities have limited marketability, are carried at cost and are evaluated for impairment based on FNCB’s determination of the ultimate recoverability of the par value of the stock. FNCB’s investment in restricted securities is comprised of stock in the Federal Home Loan Bank ("FHLB") of Pittsburgh and Atlantic Community Bankers Bank ("ACBB").

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

Loan and Lease Origination Fees and Costs

Loans and leases that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at their outstanding unpaid principal balance, net of unamortized deferred loan fees and costs, any unearned income and partial charge-offs. Loans and leases receivable are presented net of the allowance for loan and lease losses in the consolidated statements of financial condition. Interest income on all loans is recognized using the effective interest method. Nonrefundable loan origination fees, as well as certain direct loan origination costs, are deferred and the net amount amortized over the contractual life of the related loan as an adjustment to yield using the effective interest method. Amortization of deferred loan fees or costs is discontinued when a loan is placed on non-accrual status.

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

Construction, Land Acquisition and Development - These loans consist of loans secured by real estate, with the purpose of constructing one- to four-family homes, residential developments and various commercial properties including shopping centers, office complexes and single-purpose, owner-occupied structures. Additionally, loans in this category include loans for land acquisition, secured by raw land. FNCB’s construction program offers either short-term, interest-only loans that require the borrower to pay only interest during the construction phase with a balloon payment of the principal outstanding at the end of the construction period or only interest during construction with a conversion to amortizing principal and interest when the construction is complete. Loans for undeveloped real estate are subject to a loan-to-value ratio not to exceed 65%. Construction loans are treated similarly to the developed real estate loans and are subject to a maximum loan to value ratio of 85% based upon an “as-completed” appraised value.  Construction loans generally yield a higher interest rate than other mortgage loans but also carry more risk.

Commercial Real Estate - These loans represent the largest portion of FNCB’s total loan portfolio and loans in this portfolio generally carry larger loan balances. The commercial real estate mortgage loan portfolio consists of owner-occupied and non-owner-occupied properties that are secured by a broad range of real estate, including but not limited to, office complexes, shopping centers, hotels, warehouses, gas stations, convenience markets, residential care facilities, nursing care facilities, restaurants and multifamily housing. FNCB offers commercial real estate loans at various rates and terms that do not exceed 25 years. These types of loans are subject to specific loan-to-value guidelines prior to the time of closing. The policy limits for developed real estate loans are subject to a maximum loan-to-value ratio of 85%. Commercial mortgage loans must also meet specific criteria that include the capacity, capital, credit worthiness and cash flow of the borrower and the project being financed. Potential borrower(s) and guarantor(s) are required to provide FNCB with historical and current financial data. As part of the underwriting process for commercial real estate loans, management performs a review of the cash flow analysis of the borrower(s), guarantor(s) and the project in addition to considering the borrower’s expertise, credit history, net worth and the value of the underlying property.

Commercial and Industrial - FNCB offers commercial loans at various rates and terms to businesses located in its primary market area. The commercial loan portfolio includes revolving lines of credit, automobile floor plans, equipment loans, vehicle loans, improvement loans and term loans. These loans generally carry a higher risk than commercial real estate loans by the nature of the underlying collateral, which can be machinery and equipment, inventory, accounts receivable, vehicles or marketable securities. Generally, a collateral lien is placed on the collateral supporting the loan. To reduce the risk associated with these loans, management may attempt to secure real estate as collateral and obtain personal guarantees of the borrower as deemed necessary.

State and Political Subdivision - FNCB originates general obligation notes, municipal leases and tax anticipation loans to state and political subdivisions, which are primarily municipalities in FNCB’s market area.

Residential Real Estate - FNCB offers fixed-rate 1 - 4 family residential loans. Residential first lien mortgages are generally subject to an 80% loan to value ratio based on the appraised value of the property. FNCB will generally require the mortgagee to purchase Private Mortgage Insurance if the amount of the loan exceeds the 80% loan to value ratio. Residential mortgage loans are generally smaller in size and are considered homogeneous as they exhibit similar characteristics. FNCB may sell loans and retain servicing when warranted by market conditions. FNCB offers home equity loans and home equity lines of credit (“HELOCs”) with a maximum combined loan-to-value ratio of 90% based on the appraised value of the property. Home equity loans have fixed rates of interest and carry terms up to 15 years. HELOCs have adjustable interest rates and are based upon the national prime interest rate. Residential mortgage loans, including home equity loans, are generally smaller in size and are considered homogeneous as they exhibit similar characteristics.

Consumer – FNCB offers both secured and unsecured installment loans, personal lines of credit and overdraft protection loans. FNCB is in the business of underwriting indirect auto loans which are originated through various auto dealers in northeastern Pennsylvania and dealer floor plan loans. Consumer loans are generally smaller in size and exhibit homogeneous characteristics.

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

FNCB files a consolidated federal income tax return. Under tax sharing agreements, each subsidiary provides for and settles income taxes with FNCB as if it would have filed on a separate return basis. Interest and penalties, if any, as a result of a taxing authority examination are recognized within non-interest expense. FNCB is not currently subject to an audit by any of its tax authorities and with limited exception is no longer subject to federal and state income tax examinations by taxing authorities for years before 2018.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more-likely-than-not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Management determined that FNCB had no liabilities for uncertain tax positions at December 31, 2021 and 2020.

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

Bank-Owned Life Insurance

Bank-owned life insurance (“BOLI”) represents the cash surrender value of life insurance policies on certain current and former directors and officers of FNCB. FNCB purchased the insurance as a tax-deferred investment and future source of funding for liabilities, including the payment of employee benefits such as health care. BOLI is carried in the consolidated statements of financial condition at its cash surrender value. Increases in the cash value of the policies, as well as proceeds received, are recorded in non-interest income. Under some of these policies, the beneficiaries receive a portion of the death benefit. The net present value of the future death benefits scheduled to be paid to the beneficiaries was $99 thousand and $116 thousand at December 31, 2021 and 2020, respectively, and is reflected in other liabilities on the consolidated statements of financial condition.

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

Revenue Recognition

FNCB recognizes revenues as they are earned based on contractual terms, as transactions occur, or as services are provided and collectability is reasonably assured.  FNCB's primary source of revenue is interest income from the Bank's loans and investment securities, which is recognized on the accrual basis primarily on terms in written contracts such as loan agreements or securities contracts. FNCB also earns non-interest income from various banking services offered by the Bank and other transactions as follows:

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

●	Net gains on the sale of available-for-sale debt securities - Gains or losses realized from the sale of available-for-sale debt securities are recorded to non-interest income on the settlement date.
●	Net gains on the sale of mortgage loans held for sale - Gains or losses realizd on the sale of mortgages held for sale are recorded to non-interest income on the settlement date.
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

Note 3. SECURITIES

Debt Securities

The following tables present the amortized cost, gross unrealized gains and losses, and the fair value of FNCB’s available-for-sale debt securities at December 31, 2021 and 2020:

	December 31, 2021
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(in thousands)	Cost	Gains	Losses	Value
Available-for-sale debt securities:
U.S. Treasury	$36,751	$1	$397	$36,355
Obligations of state and political subdivisions	235,489	9,651	768	244,372
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	101,321	1,158	1,769	100,710
Collateralized mortgage obligations - commercial	3,685	87	45	3,727
Mortgage-backed securities	25,467	263	224	25,506
Private collateralized mortgage obligations	68,137	60	1,032	67,165
Corporate debt securities	31,300	940	177	32,063
Asset-backed securities	11,907	42	17	11,932
Negotiable certificates of deposit	744	-	8	736
Total available-for-sale debt securities	$514,801	$12,202	$4,437	$522,566

	December 31, 2020
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(in thousands)	Cost	Gains	Losses	Value
Available-for-sale debt securities:
Obligations of state and political subdivisions	$192,851	$13,012	$35	$205,828
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	54,091	2,940	59	56,972
Collateralized mortgage obligations - commercial	3,721	183	-	3,904
Mortgage-backed securities	12,452	588	14	13,026
Private collateralized mortgage obligations	37,926	352	79	38,199
Corporate debt securities	23,800	790	10	24,580
Asset-backed securities	7,505	46	25	7,526
Negotiable certificates of deposit	-	-	-	-
Total available-for-sale debt securities	$332,346	$17,911	$222	$350,035

Except for securities of U.S. government and government-sponsored agencies, there were no securities of any individual issuer that exceeded 10.0% of shareholders’ equity at December 31, 2021 or 2020.

The following table presents the maturity information of FNCB’s available-for-sale debt securities at December 31, 2021. Expected maturities will differ from contractual maturity because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Because collateralized mortgage obligations, mortgage-backed securities and asset-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary.

	December 31, 2021
	Amortized	Fair
(in thousands)	Cost	Value
Available -for-sale debt securities:
Amounts maturing in:
One year or less	$749	$760
After one year through five years	74,425	77,529
After five years through ten years	94,945	95,781
After ten years	134,165	139,456
Collateralized mortgage obligations	173,143	171,602
Mortgage-backed securities	25,467	25,506
Asset-backed securities	11,907	11,932
Total	$514,801	$522,566

The following table presents the gross proceeds received and gross realized gains and losses on the sale and redemption of available-for-sale debt securities for the years ended December 31, 2021 and 2020.

	Year Ended December 31,
(in thousands)	2021	2020
Available-for-sale debt securities:
Gross proceeds received on sales	$2,981	$68,256
Gross proceeds received on redemption	1,000	1,015
Gross realized gains on sales	213	1,686
Gross realized losses on sales	-	(173)
Gross realized gain on redemption	-	15

The following tables present the number, fair value and gross unrealized losses of available-for-sale debt securities in an unrealized loss position at  December 31, 2021 and 2020, aggregated by investment category and length of time the securities have been in an unrealized loss position.

	December 31, 2021
	Less than 12 Months			12 Months or Longer			Total
	Number		Gross	Number		Gross	Number		Gross
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
(dollars in thousands)	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
U.S. Treasuries	16	$35,394	$397	-	$-	$-	16	$35,394	$397
Obligations of state and political subdivisions	41	36,107	702	2	1,257	66	43	37,364	768
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	20	58,848	1,530	2	5,713	239	22	64,561	1,769
Collateralized mortgage obligations - commercial	1	1,632	45	-	-	-	1	1,632	45
Mortgage-backed securities	6	14,585	204	1	1,596	20	7	16,181	224
Private collateralized mortgage obligations	22	44,425	897	3	6,213	135	25	50,638	1,032
Corporate debt securities	9	7,643	107	2	2,180	70	11	9,823	177
Asset-backed securities	4	3,810	14	2	1,293	3	6	5,103	17
Negotiable certificates of deposit	3	736	8	-	-	-	3	736	8
Total	122	$203,180	$3,904	12	$18,252	$533	134	$221,432	$4,437

	December 31, 2020
	Less than 12 Months			12 Months or Longer			Total
	Number		Gross	Number		Gross	Number		Gross
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
(dollars in thousands)	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Obligations of state and political subdivisions	6	$4,541	$35	-	$-	$-	6	$4,541	$35
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	2	7,019	59	-	-	-	2	7,019	59
Collateralized mortgage obligations - commercial	-	-	-	-	-	-	-	-	-
Mortgage-backed securities	1	2,103	14	-	-	-	1	2,103	14
Private collateralized mortgage obligations	3	7,857	42	1	2,256	37	4	10,113	79
Corporate debt securities	2	1,739	10	-	-	-	2	1,739	10
Asset-backed securities	2	746	13	1	1,591	12	3	2,337	25
Total	16	$24,005	$173	2	$3,847	$49	18	$27,852	$222

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

Management performed a review of all securities in an unrealized loss position as of December 31, 2021 and determined that movements in the fair values of the securities were consistent with changes in market interest rates or market disruption stemming from the COVID-19 global pandemic. In addition, as part of its review, management noted that there was no material change in the credit quality of any of the issuers or any other event or circumstance that may cause a significant adverse effect on the fair value of these securities. Moreover, to date, FNCB has received all scheduled principal and interest payments and expects to fully collect all future contractual principal and interest payments on all securities in an unrealized loss position at December 31, 2021. FNCB does not intend to sell the securities, nor is it more likely than not that it will be required to sell the securities, prior to recovery of their amortized cost. Based on the results of its review and considering the attributes of these debt securities, management concluded that the individual unrealized losses were temporary and OTTI did not exist at  December 31, 2021.

Equity Securities

Included in equity securities with readily determinable fair values at December 31, 2021 and December 31, 2020 were investments in the common or preferred stock of publicly traded bank holding companies and an investment in a mutual fund comprised of 1-4 family residential mortgage-backed security collateralized by properties within FNCB's market area. Equity securities with readily determinable fair values are reported at fair value with net unrealized gains and losses recognized in the consolidated statements of income.

The following table presents unrealized and realized gains and losses recognized in net income on equity securities for the years ended  December 31, 2021 and 2020.

	Year Ended December 31,
(in thousands)	2021	2020
Net gain recognized on equity securities	$701	$1,171
Less: net gains recognized on equity securities sold/acquired	-	611
Unrealized gain recognized on equity securities	$701	$560

Equity Securities and Equity Securities without Readily Determinable Fair Value

At December 31, 2021 and December 31, 2020, equity securities without readily determinable fair values consisted of a $500 thousand investment in a fixed-rate, non-cumulative perpetual preferred stock of a privately-held bank holding company, which is included in other assets in the consolidated statement of financial condition. The preferred stock pays quarterly dividends at an annual rate of 8.25%, which commenced on March 30, 2021. The preferred stock of this bank holding company is not traded on any established market and is accounted for as an equity security without a determinable fair value. Under GAAP, an equity security without a readily determinable fair value shall be written down to its fair values if a qualitative assessment indicates that the investment is impaired, and the fair value of the investment is less than its carrying value. As part of its qualitative assessment, management engaged an independent third party to provide valuations of this investment as of December 31, 2021 & 2020, which indicated that the investment was not impaired. Accordingly, management determined that no adjustment for impairment was required at December 31, 2021 and December 31, 2020.

Restricted Securities

The following table presents FNCB's investment in restricted securities at  December 31, 2021 and 2020. Restricted securities have limited marketability and are carried at cost. Management noted no indicators of impairment for FHLB of Pittsburgh or ACBB stock at December 31, 2021 and 2020.

	December 31,
(in thousands)	2021	2020
Stock in Federal Home Loan Bank of Pittsburgh	$1,901	$1,735
Stock in Atlantic Community Bankers Bank	10	10
Total restricted securities, at cost	$1,911	$1,745

Note 4. LOANS AND LEASES

The following table summarizes loans and leases receivable, net, by major category at  December 31, 2021 and 2020:

	December 31,
(in thousands)	2021	2020
Residential real estate	$234,113	$196,328
Commercial real estate	366,009	273,903
Construction, land acquisition and development	41,646	59,785
Commercial and industrial	193,086	238,435
Consumer	85,522	85,881
State and political subdivisions	61,071	49,009
Total loans and leases, gross	981,447	903,341
Unearned income	(1,442)	(110)
Net deferred origination fees	(566)	(2,129)
Allowance for loan and lease losses	(12,416)	(11,950)
Loans and leases, net	$967,023	$889,152

Included in commercial and industrial loans and leases at December 31, 2021 and December 31, 2020 were $21.9 million and $78.6 million, respectively, of loans originated under the Small Business Administration ("SBA") Payment Protection Program ("PPP"). Included in net deferred origination fees at December 31, 2021 and December 31, 2020, were $1.0 million and $2.6 million, respectively, in deferred origination fees, net of deferred loan origination costs, associated with the PPP Loans. PPP loans are 100.0% guaranteed and may be forgiven by the SBA. Accordingly, there was no ALLL established for PPP loans at December 31, 2021 and 2020.

In 2021, management expanded FNCB's commercial credit product offerings to include commercial equipment financing, through simple interest loans, direct finance leases and municipal leases. There were no direct finance leases originated in 2021. Simple loans and municipal leases originated under this initiative were $7.9 million and $2.4 million, respecitively. Simple interest loans are included in commercial and industrial loans, while municipal leases are included with state and political subdivision loans.

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

FNCB originates 1- 4 family residential mortgage loans for sale in the secondary market. During the years ended  December 31, 2021 and 2020, 1 - 4 family residential mortgages sold on the secondary market were $9.4 million and $13.9 million, respectively. Net gains on the sale of residential mortgage loans were $352 thousand in 2021 and $653 thousand in 2020. FNCB retains servicing rights on mortgages sold in the secondary market. There were no 1-4 family residential mortgage loans held for sale at  December 31, 2021.  At December 31, 2020 1-4 family residential mortgage loans held for sale were $2.1 million.

There were no sales of SBA-guaranteed loans during the years ended December 31, 2021 and 2020. The unpaid principal balance of loans serviced for others, including residential mortgages and SBA-guaranteed loans were $77.2 million and $96.5 million at  December 31, 2021 and 2020, respectively.

FNCB does not have any lending programs commonly referred to as "subprime lending". Subprime lending generally targets borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments, and bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burden ratios.

FNCB provides for loan and lease losses based on the consistent application of its documented ALLL methodology. Loan and lease losses are charged to the ALLL and recoveries are credited to it. Additions to the ALLL are provided by charges against income based on various factors which, in management’s judgment, deserve current recognition of estimated probable losses. Loan and lease losses are charged-off in the period the loans, or portions thereof, are deemed uncollectible. Generally, FNCB will record a loan charge-off (including a partial charge-off) to reduce a loan to the estimated recoverable amount based on its methodology detailed below. Management regularly reviews the loan portfolio and makes adjustments for loan losses in order to maintain the ALLL in accordance with GAAP. The ALLL consists primarily of the following two components:

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

The following tables present, by major category, the activity in the ALLL and the allocation of the ALLL and the related loan balance disaggregated based on impairment methodology at  December 31, 2021 and 2020.

Allowance for Loan and Lease Losses by Loan Category
December 31, 2021
(in thousands)	Residential Real Estate	Commercial Real Estate	Construction, Land Acquisition and Development	Commercial and Industrial	Consumer	State and Political Subdivisions	Unallocated	Total
Allowance for loan and lease losses:
Beginning balance, January 1, 2021	$1,715	$4,268	$538	$2,619	$1,319	$405	$1,086	$11,950
Charge-offs	(14)	(11)	-	(218)	(543)	-	-	(786)
Recoveries	17	467	13	74	515	-	-	1,086
Provisions (credits)	363	(194)	(159)	195	(132)	50	43	166
Ending balance, December 31, 2021	$2,081	$4,530	$392	$2,670	$1,159	$455	$1,129	$12,416

Specific reserve	$9	$6	$-	$11	$-	$-	$-	$26

General reserve	$2,072	$4,524	$392	$2,659	$1,159	$455	$1,129	$12,390

Loans and leases receivable:
Individually evaluated for impairment	$1,681	$7,530	$-	$762	$-	$-	$-	$9,973
Collectively evaluated for impairment	232,432	358,479	41,646	192,324	85,522	61,071	-	971,474
Total loans and leases, gross at December 31, 2021	$234,113	$366,009	$41,646	$193,086	$85,522	$61,071	$-	$981,447

Allowance for Loan and Lease Losses by Loan Category
December 31, 2020
(in thousands)	Residential Real Estate	Commercial Real Estate	Construction, Land Acquisition and Development	Commercial and Industrial	Consumer	State and Political Subdivisions	Unallocated	Total
Allowance for loan and lease losses:
Beginning balance, January 1, 2020	$1,147	$3,198	$271	$1,997	$1,658	$253	$426	$8,950
Charge-offs	-	(336)	-	(254)	(975)	-	-	(1,565)
Recoveries	43	846	-	1,220	515	-	-	2,624
Provisions (credits)	525	560	267	(344)	121	152	660	1,941
Ending balance, December 31, 2020	$1,715	$4,268	$538	$2,619	$1,319	$405	$1,086	$11,950

Specific reserve	$13	$46	$-	$357	$-	$-	$-	$416

General reserve	$1,702	$4,222	$538	$2,262	$1,319	$405	$1,086	$11,534

Loans and leases receivable:
Individually evaluated for impairment	$2,321	$8,448	$69	$897	$-	$-	$-	$11,735
Collectively evaluated for impairment	194,007	265,455	59,716	237,538	85,881	49,009	-	891,606
Total loans and leases, gross at December 31, 2020	$196,328	$273,903	$59,785	$238,435	$85,881	$49,009	$-	$903,341

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

The following tables present the recorded investment in loans and leases receivable by major category and credit quality indicator at  December 31, 2021 and 2020:

Credit Quality Indicators
December 31, 2021
	Commercial Loans						Other Loans
		Special				Subtotal	Accruing	Non-accrual	Subtotal	Total
(in thousands)	Pass	Mention	Substandard	Doubtful	Loss	Commercial	Loans	Loans	Other	Loans
Residential real estate	$42,028	$530	$77	$-	$-	$42,635	$190,919	$559	$191,478	$234,113
Commercial real estate	350,904	8,232	6,873	-	-	366,009	-	-	-	366,009
Construction, land acquisition and development	34,869	-	-	-	-	34,869	6,777	-	6,777	41,646
Commercial and industrial	187,554	1,877	1,343	-	-	190,774	2,312	-	2,312	193,086
Consumer	-	-	-	-	-	-	85,291	231	85,522	85,522
State and political subdivisions	61,066	-	-	-	-	61,066	5	-	5	61,071
Total	$676,421	$10,639	$8,293	$-	$-	$695,353	$285,304	$790	$286,094	$981,447

Credit Quality Indicators
December 31, 2020
	Commercial Loans						Other Loans
		Special				Subtotal	Accruing	Non-accrual	Subtotal	Total
(in thousands)	Pass	Mention	Substandard	Doubtful	Loss	Commercial	Loans	Loans	Other	Loans
Residential real estate	$35,839	$494	$209	$-	$-	$36,542	$158,896	$890	$159,786	$196,328
Commercial real estate	256,390	4,349	13,164	-	-	273,903	-	-	-	273,903
Construction, land acquisition and development	55,697	-	-	-	-	55,697	4,088	-	4,088	59,785
Commercial and industrial	233,370	961	1,104	-	-	235,435	3,000	-	3,000	238,435
Consumer	-	-	-	-	-	-	85,374	507	85,881	85,881
State and political subdivisions	48,998	-	-	-	-	48,998	11	-	11	49,009
Total	$630,294	$5,804	$14,477	$-	$-	$650,575	$251,369	$1,397	$252,766	$903,341

Included in loans receivable are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The recorded investment in these non-accrual loans was $3.9 million at December 31, 2021 and $5.6 million at December 31, 2020. Generally, loans are placed on non-accrual status when they become 90 days or more delinquent. Once a loan is placed on non-accrual status it remains on non-accrual status until it has been brought current, has six months of performance under the loan terms, and factors indicating reasonable doubt about the timely collection of payments no longer exists. Therefore, loans may be current in accordance with their loan terms, or may be less than 90 days delinquent, and still be on a non-accrual status. There were no loans past due 90 days or more and still accruing at December 31, 2021 and 2020.

The following tables present the delinquency status of past due and non-accrual loans at  December 31, 2021 and 2020:

	December 31, 2021
	Delinquency Status
	0-29 Days	30-59 Days	60-89 Days	>/= 90 Days
(in thousands)	Past Due	Past Due	Past Due	Past Due	Total
Performing (accruing) loans and leases:
Residential real estate	$233,054	$406	$17	$-	$233,477
Commercial real estate	363,394	116	-	-	363,510
Construction, land acquisition and development	41,646	-	-	-	41,646
Commercial and industrial	192,584	4	1	-	192,589
Consumer	84,333	754	204	-	85,291
State and political subdivisions	61,071	-	-	-	61,071
Total performing (accruing) loans and leases	976,082	1,280	222	-	977,584

Non-accrual loans and leases:
Residential real estate	67	27	87	455	636
Commercial real estate	1,172	-	-	1,327	2,499
Construction, land acquisition and development	-	-	-	-	-
Commercial and industrial	497	-	-	-	497
Consumer	117	85	15	14	231
State and political subdivisions	-	-	-	-	-
Total non-accrual loans and leases	1,853	112	102	1,796	3,863
Total loans and leases receivable	$977,935	$1,392	$324	$1,796	$981,447

	December 31, 2020
	Delinquency Status
	0-29 Days	30-59 Days	60-89 Days	>/= 90 Days
(in thousands)	Past Due	Past Due	Past Due	Past Due	Total
Performing (accruing) loans and leases:
Residential real estate	$194,820	$251	$159	$-	$195,230
Commercial real estate	270,059	606	-	-	270,665
Construction, land acquisition and development	59,785	-	-	-	59,785
Commercial and industrial	237,262	419	16	-	237,697
Consumer	83,486	1,485	403	-	85,374
State and political subdivisions	49,009	-	-	-	49,009
Total performing (accruing) loans and leases	894,421	2,761	578	-	897,760

Non-accrual loans and leases:
Residential real estate	642	39	-	417	1,098
Commercial real estate	1,484	-	-	1,754	3,238
Construction, land acquisition and development	-	-	-	-	-
Commercial and industrial	614	-	124	-	738
Consumer	114	132	96	165	507
State and political subdivisions	-	-	-	-	-
Total non-accrual loans and leases	2,854	171	220	2,336	5,581
Total loans and leases receivable	$897,275	$2,932	$798	$2,336	$903,341

The following tables present a distribution of the recorded investment, unpaid principal balance and the related allowance for FNCB’s impaired loans, which have been analyzed for impairment under ASC 310, at  December 31, 2021 and 2020. Non-accrual loans, other than TDRs, with balances less than the $100 thousand loan relationship threshold are not evaluated individually for impairment and accordingly, are not included in the following tables. However, these loans are evaluated collectively for impairment as homogeneous pools in the general allowance under ASC 450. Total non-accrual loans, other than TDRs, with balances less than the $100 thousand loan relationship threshold that were evaluated under ASC 450 amounted to $0.6 million and $1.4 million at December 31, 2021 and 2020, respectively.

	December 31, 2021
	Recorded	Unpaid Principal	Related
(in thousands)	Investment	Balance	Allowance
With no allowance recorded:
Residential real estate	$395	$463	$-
Commercial real estate	2,499	4,230	-
Construction, land acquisition and development	-	-	-
Commercial and industrial	314	347	-
Consumer	-	-	-
State and political subdivisions	-	-	-
Total impaired loans with no related allowance recorded	3,208	5,040	-

With a related allowance recorded:
Residential real estate	1,286	1,285	9
Commercial real estate	5,031	5,031	6
Construction, land acquisition and development	-	-	-
Commercial and industrial	448	666	11
Consumer	-	-	-
State and political subdivisions	-	-	-
Total impaired loans with a related allowance recorded	6,765	6,982	26

Total of impaired loans:
Residential real estate	1,681	1,748	9
Commercial real estate	7,530	9,261	6
Construction, land acquisition and development	-	-	-
Commercial and industrial	762	1,013	11
Consumer	-	-	-
State and political subdivisions	-	-	-
Total impaired loans	$9,973	$12,022	$26

	December 31, 2020
	Recorded	Unpaid Principal	Related
(in thousands)	Investment	Balance	Allowance
With no allowance recorded:
Residential real estate	$859	$957	$-
Commercial real estate	2,729	5,311	-
Construction, land acquisition and development	69	69	-
Commercial and industrial	5	5	-
Consumer	-	-	-
State and political subdivisions	-	-	-
Total impaired loans with no related allowance recorded	3,662	6,342	-

With a related allowance recorded:
Residential real estate	1,462	1,462	13
Commercial real estate	5,719	5,719	46
Construction, land acquisition and development	-	-	-
Commercial and industrial	892	1,130	357
Consumer	-	-	-
State and political subdivisions	-	-	-
Total impaired loans with a related allowance recorded	8,073	8,311	416

Total of impaired loans:
Residential real estate	2,321	2,419	13
Commercial real estate	8,448	11,030	46
Construction, land acquisition and development	69	69	-
Commercial and industrial	897	1,135	357
Consumer	-	-	-
State and political subdivisions	-	-	-
Total impaired loans	$11,735	$14,653	$416

The following table presents the average balance and interest income by loan category recognized on impaired loans for the years ended  December 31, 2021 and 2020:

	Year Ended December 31,
	2021		2020
	Average	Interest	Average	Interest
(in thousands)	Balance	Income (1)	Balance	Income (1)
Residential real estate	$1,966	$71	$2,542	$78
Commercial real estate	8,052	223	10,111	254
Construction, land acquisition and development	33	2	72	5
Commercial and industrial	969	9	1,041	14
Consumer	-	-	-	-
State and political subdivisions	-	-	-	-
Total impaired loans	$11,020	$305	$13,766	$351

(1) Interest income represents income recognized on performing TDRs.

The additional interest income that would have been earned on non-accrual and restructured loans had these loans performed in accordance with their original terms approximated to $215 thousand and $353 thousand, respectively, for years ended December 31, 2021 and 2020.

Troubled Debt Restructured Loans

TDRs at  December 31, 2021 and 2020 were $6.9 million and $7.7 million, respectively. Accruing and non-accruing TDRs were $6.7 million and $0.2 million, respectively at December 31, 2021 and $7.0 million and $0.7 million, respectively at December 31, 2020. Approximately $26 thousand and $197 thousand in specific reserves have been established for TDRs as of  December 31, 2021 and 2020, respectively. FNCB was not committed to lend additional funds to any loan classified as a TDR at December 31, 2021 and 2020.

The modification of the terms of loans classified as TDRs may include one or a combination of the following, among others: a reduction of the stated interest rate of the loan, an extension of the maturity date, capitalization of real estate taxes, a payment modification under a forbearance agreement, or a permanent reduction of the recorded investment in the loan. There was one loan that was modified as a TDR during the year ended December 31, 2021. The modification involved a commercial and industrial loan that was granted a principal forbearance. The pre- and post-modification recorded investment for this loan was $235 thousand.

There were four loans that were modified as TDRs during the year ended December 31, 2020. There was one residential real estate loan for which the original terms were extended, and three commercial and industrial loans that were each granted a principal forbearance. The residential real estate loan had a pre- and post-modification recorded investment of $93 thousand. The three commercial and industrial loans had an aggregate pre- and post-modification recorded investment of $196 thousand.

There were no TDRs modified within the previous 12 months that defaulted during the years ended December 31, 2021 and 2020.

Residential Real Estate Loan Foreclosures

In 2021, FNCB obtained a deed in lieu of foreclosure for a residential mortgage with a recorded investment of $138 thousand. FNCB accepted an offer of $205 thousand at which time the property went under agreement of sale and the sale closed prior to December 31, 2021. At the time of acceptance, FNCB transferred the property to OREO at the selling price less cost to sell of $178 thousand and recorded a positive valuation adjustment of $40 thousand, which is included in non-interest income for the year ended December 31, 2021.

There were two residential real estate loans with an aggregate recorded investment of $98 thousand that were in the process of foreclosure at December 31, 2021. There was one residential real estate loan with a recorded investment of $154 thousand that was in the process of foreclosure at December 31, 2020. FNCB did not have any residential real estate properties in OREO at December 31, 2021 and 2020.

Note 5. BANK PREMISES AND EQUIPMENT

The following table summarizes bank premises and equipment at December 31, 2021 and 2020:

	December 31,
(in thousands)	2021	2020
Land	$2,776	$3,537
Buildings and improvements	14,249	13,708
Furniture, fixtures and equipment	10,610	12,114
Leasehold improvements	2,980	3,654
Total	30,615	33,013
Accumulated depreciation	(14,533)	(15,434)
Net	$16,082	$17,579

Depreciation and amortization expense of premises and equipment amounted to $1.6 million for both of the years ended December 31, 2021 and 2020.

On December 16, 2021, FNCB received approval from its primary regulator to consolidate the Bank’s Wheeler Avenue Community Office into its Main Office effective February 18, 2022. Both offices are located in Dunmore, Lackawanna County, Pennsylvania. FNCB is obligated under a land lease through December 2024 for the Wheeler Avenue property and FNCB received an independent third- party appraisal of the building and improvements, which it owns. Upon regulatory approval, FNCB transferred the building and improvements to OREO at fair value less cost to sell and recorded loss on the transfer of $242 thousand which is included in other operating expenses of the consolidated statement of income for the year ended December 31, 2021.

Note 6. DEPOSITS

The following table summarizes deposits by major category at December 31, 2021 and 2020:

	December 31,
(in thousands)	2021	2020
Demand (non-interest bearing)	$320,089	$271,499
Interest-bearing:
Interest-bearing demand	857,849	713,398
Savings	134,224	109,664
Time ($250,000 and over)	26,531	36,216
Other time	116,335	156,671
Total interest-bearing	1,134,939	1,015,949
Total deposits	$1,455,028	$1,287,448

The aggregate amount of deposits reclassified as loans was $83 thousand at December 31, 2021 and $86 thousand at December 31, 2020. Management evaluates transaction accounts that are overdrawn for collectability as part of its evaluation for credit losses. During 2021 and 2020, no deposits were received on terms other than those available in the normal course of business.

The following table summarizes scheduled maturities of time deposits, including certificates of deposit and individual retirement accounts, at December 31, 2021:

	$250,000	Other
(in thousands)	and Over	Time Deposits	Total
2022	$24,525	$94,189	$118,714
2023	899	8,360	9,259
2024	1,107	8,685	9,792
2025	-	2,947	2,947
2026	-	2,154	2,154
Total	$26,531	$116,335	$142,866

Investment securities with a carrying value of $410.5 million and $279.7 million at  December 31, 2021 and 2020, respectively, were pledged to collateralize certain municipal deposits. In addition, FNCB had outstanding letters of credit with the FHLB to secure municipal deposits of $7.5 million and $75.0 million at December 31, 2021 and 2020, respectively.

Note 7. BORROWED FUNDS

Short-term borrowings available to FNCB include overnight advances through the FHLB of Pittsburgh advances, federal funds lines of credit and the Federal Reserve Discount Window, which generally represent overnight or less than 30-day borrowings. FNCB's maximum borrowing capacity under federal funds lines of credit, which are unsecured, was $72.0 million at December 31, 2021.

FNCB has an agreement with the FHLB of Pittsburgh which allows for borrowings, either overnight or term, up to a maximum borrowing capacity based on a percentage of qualifying loans pledged under a blanket pledge agreement. In addition to pledging loans, FNCB is required to purchase FHLB of Pittsburgh stock based upon the amount of credit extended. Loans that were pledged to collateralize borrowings under this agreement were $478.3 million at December 31, 2021 and $500.1 million at December 31, 2020. FNCB’s maximum borrowing capacity was $391.7 million at December 31, 2021. At December 31, 2021 and 2020, there were $7.5 million and $75.0 million, respectively, in letters of credit to secure municipal deposits outstanding under this agreement. There was $20.0 million in term advances through the FHLB of Pittsburgh outstanding at December 31, 2021 that were hedged under interest-rate swaps. There were no overnight borrowings or term advances through the FHLB of Pittsburgh outstanding at December 31, 2020.

Advances through the Federal Reserve Bank Discount Window generally include short-term advances which are fully collateralized by certain pledged loans of $18 million under the Federal Reserve Bank’s Borrower-in-Custody (“BIC”) program. There were no advances under the BIC program outstanding at December 31, 2021 and December 31, 2020. FNCB had available borrowing capacity of $10.6 million under this program at December 31, 2021.

The Federal Reserve Bank established the Paycheck Protection Program Liquidity Facility (“PPPLF”) on April 9, 2020; through the Discount Window to provide participating lenders with liquidity to lend money under the PPP. PPPLF advances were collateralized by pools of PPP loans, with an interest rate of 0.35% and a maturity date equal to the term of the pool of PPP loans securing it. Repayment of PPP loans serving as collateral were passed on to the Federal Reserve Bank Discount Window to pay down the corresponding PPPLF advance. At December 31, 2021 and 2020, there were no outstanding advances under the PPPLF.

	As of and for the Year Ended December 31, 2021
				Weighted	Weighted
			Maximum	Average	Average
	Ending	Average	Month-End	Rate for	Rate at
(dollars in thousands)	Balance	Balance	Balance	the Year	Period End
FHLB of Pittsburgh advances - term	$20,000	$1,890	$20,000	0.33%	0.07%
Federal funds	-	28	-	-	-
Junior subordinated debentures	10,310	10,310	10,310	1.85	1.87

	As of and for the Year Ended December 31, 2020
				Weighted	Weighted
			Maximum	Average	Average
	Ending	Average	Month-End	Rate for	Rate at
(dollars in thousands)	Balance	Balance	Balance	the Year	Period End
FHLB of Pittsburgh advances - overnight	$-	$5,501	$35,125	1.24%	-%
FHLB of Pittsburgh advances - term	-	26,354	52,809	1.54	-
Federal funds	-	26	-	0.76	-
Federal reserve discount window BIC advances	-	437	10,000	0.25	-
Federal reserve discount window PPPLF advances	-	8,659	36,272	0.35	-
Junior subordinated debentures	10,310	10,310	10,310	2.43	1.89

On December 14, 2006, the Issuing Trust issued $10.0 million of trust preferred securities (the “Trust Securities”) at a variable interest rate of 7.02%, with a scheduled maturity of December 15, 2036. FNCB owns 100.0% of the ownership interest in the Issuing Trust. The proceeds from the issue were invested in $10.3 million, 7.02% Junior Subordinated Debentures (the “Debentures”) issued by FNCB. The interest rate on the Trust Securities and the Debentures resets quarterly at a spread of 1.67% above the current 3-month LIBOR rate. The average interest rate paid on the Debentures was 1.85% in 2021 and 2.43% in 2020. The Debentures are unsecured and rank subordinate and junior in right to all indebtedness, liabilities and obligations of FNCB. The Debentures represent the sole assets of the Trust. Interest on the Trust Securities is deferrable until a period of twenty consecutive quarters has elapsed. FNCB has the option to prepay the Trust Securities beginning December 15, 2011. FNCB has, under the terms of the Debentures and the related Indenture, as well as the other operative corporate documents, agreed to irrevocably and unconditionally guarantee the Trust’s obligations under the Debentures. FNCB has reflected this investment on a deconsolidated basis. As a result, the Debentures totaling $10.3 million, have been reflected in borrowed funds in the consolidated statements of financial condition at December 31, 2021 and 2020 under the caption “Junior Subordinated Debentures”. FNCB records interest expense on the Debentures in its consolidated statements of income. FNCB also records its common stock investment issued by First National Community Statutory Trust I in other assets in its consolidated statements of financial condition at  December 31, 2021 and 2020. At both  December 31, 2021 and 2020, accrued and unpaid interest associated with the Debentures amounted to $9 thousand.

The following table presents the contractual maturities of borrowed funds at  December 31, 2021:

(in thousands)	December 31, 2021
2022	$20,000
2023	-
2024	-
2025	-
2026	-
2027 and thereafter	10,310
Total	$30,310

Note 8. DERIVATIVE AND HEDGING TRANSACTIONS

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

Cash Flow Hedges of Interest Rate Risk

FNCB's objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements.  To accomplish this objective, FNCB primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for FNCB making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. During 2021, such derivatives were used to hedge the variable cash flows associated with forecasted issuances of debt.

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

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of FNCB's derivative financial instruments and the classification on the consolidated statements of financial condition at December 31, 2021 and December 31, 2020.

		Derivative Assets					Derivative Liabilities
		As of December 31, 2021		As of December 31, 2020			As of December 31, 2021		As of December 31, 2020
(in thousands)	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate products	$20,000	Other assets	$271	Other assets	$-	$10,000	Other liabilities	$7	Other liabilities	$120
Total derivatives designated as hedging instruments			271		-			7		120

Derivatives not designated as hedging instruments
Interest Rate Products	5,807	Other assets	92	Other assets	23	5,807	Other liabilities	92	Other liabilities	23
Total derivatives not designated as hedging instruments			92		23			92		23

Cash and other collateral (1)			-		-			-		-
Net derivative amounts			$363		$23			$99		$143

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

Effect of Fair Value and Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income

The table below presents the effect of fair value and cash flow hedge accounting on accumulated other comprehensive income as of December 31, 2021. Amounts disclosed are gross and not net of taxes.

	Year Ended December 31, 2021
(in thousands)	Amount of Gain or (Loss) Recognized in OCI on Derivative	Amount of Gain or (Loss) Recognized in OCI Included Component	Amount of Gain or (Loss) Recognized in OCI Excluded Component	Location of Gain or (Loss) Recognized from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income Included Component	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income Excluded Component
Derivatives in cash flow hedging relationships
Interest rate products	$168	$168	$-	Interest expense	$(22)	$(22)	$-
Total	$168	$168	$-		$(22)	$(22)	$-

	Year Ended December 31, 2020
(in thousands)	Amount of Gain or (Loss) Recognized in OCI on Derivative	Amount of Gain or (Loss) Recognized in OCI Included Component	Amount of Gain or (Loss) Recognized in OCI Excluded Component	Location of Gain or (Loss) Recognized from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income Included Component	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income Excluded Component
Derivatives in cash flow hedging relationships
Interest rate products	$(102)	$(102)	$-	Interest expense	$11	$11	$-
Total	$(102)	$(102)	$-		$11	$11	$-

Effect of Fair Value and Cash Flow Hedge Accounting on the Statement of Income

The table below presents the effect of the FNCB's derivative financial instruments on the consolidated statements of income for the year ended December 31, 2021.

	Location and Amount of Gain or (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Year Ended
	December 31, 2021	December 31, 2020
(in thousands)	Interest Expense	Interest Expense
Total amounts of income and expense line items presented in the cash flow statement of financial performance in which the effects of fair value or hedges are recorded	$(22)	$11

The effects of fair value and cash flow hedging:
Gain or (loss) on cash flow hedging relationships in Subtopic 815-20
Interest contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income	$(22)	$11
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income as a result that a forecasted transaction is no longer probable of occurring	$-	$-

Amount of gain or (loss) reclassified from accumulated OCI into income - included component	$(22)	$11
Amount of gain or (loss) reclassified from accumulated OCI into income - excluded component	$-	$-

Effect of Derivatives Not Designated as Hedging Instruments on the Statement of Income

Derivative financial instruments that are not designated as hedging instruments had no effect on the consolidated statements of income for the years ended  December 31, 2021 and 2020.

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

As of December 31, 2021, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $96 thousand. As of December 31, 2020, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $135 thousand. FNCB has minimum collateral posting thresholds with certain of its derivative counterparties and has received posted collateral of $300 thousand against its obligations under these agreements as of December 31, 2021. As of December 31, 2020, FNCB had not posted or received any collateral related to these agreements with counterparties. If FNCB had breached any of these provisions it could have been required to settle its obligations under the agreements at the termination value.

Note 9. BENEFIT PLANS

The Bank has a defined contribution profit sharing plan (“Profit Sharing Plan”) which includes the provision under section 401(k) of the Internal Revenue Code (“401(k)”) and covers all eligible employees. The Bank’s contribution to the Profit Sharing Plan is determined at management’s discretion at the end of each year and funded. The 401(k) feature of the Profit Sharing Plan permits employees to make voluntary salary deferrals, either pre-tax or Roth, up to the dollar limit prescribed by law. FNCB may make discretionary matching contributions equal to a uniform percentage of employee salary deferrals. Discretionary matching contributions are determined each year by management and approved by the Board of Directors. There were no discretionary annual contributions made to the Profit Sharing Plan in 2021 and 2020. Discretionary matching contributions under the 401(k) feature of the plan totaled $385 thousand in 2021 and $332 thousand in 2020.

The Bank has an unfunded non-qualified deferred compensation plan covering all eligible Bank officers and directors as defined by the plan. This plan permits eligible participants to elect to defer a portion of their compensation. Elective deferred compensation and accrued earnings, included in other liabilities in the accompanying consolidated statements of financial condition, aggregated to $1.9 million and $2.0 million at  December 31, 2021 and December 31, 2020, respectively.

The Bank has a Supplemental Executive Retirement Plan (“SERP”) for a select group of management or highly compensated employees within the meaning of Sections 201(2), 301(a)(3) and 401(a)(1) of The Employee Retirement Income Security Act of 1974. The general provisions of the SERP provide for annual year-end contributions, performance contingent contributions and discretionary contributions. The SERP contributions are unfunded for Federal tax purposes and constitute an unsecured promise by the Bank to pay benefits in the future and are included in other liabilities in the accompanying consolidated statements of financial condition. Participants in the SERP have the status of general unsecured creditors of the Bank. SERP contributions totaled $387 thousand in 2021 and $240 thousand in 2020. The total liability associated with the SERP was $1.1 million at  December 31, 2021 and $856 thousand at December 31, 2020.

Note 10. INCOME TAXES

The following table summarizes the current and deferred amounts of the provision for income tax expense (benefit) for each of the two years ended December 31, 2021 and 2020:

	For the Year Ended December 31,
(in thousands)	2021	2020
Current	$4,250	$6
Deferred	406	3,219
Income tax expense	$4,656	$3,225

The following table presents a reconciliation between the effective income tax expense and the income tax expense that would have been provided at the federal statutory tax rate of 21.0% for the years ended  December 31, 2021 and  December 31, 2020:

	For the Year Ended December 31,
	2021		2020
(dollars in thousands)	Amount	%	Amount	%
Provision at statutory tax rates	$5,466	21.00%	$3,900	21.00%
Add (deduct):
Tax effects of tax free interest income	(733)	(2.82)%	(632)	(3.40)%
Non-deductible interest expense	32	0.12%	46	0.25%
Bank-owned life insurance	(114)	(0.44)%	(101)	(0.55)%
Other items, net	5	0.03%	12	0.06%
Income tax provision	$4,656	17.89%	$3,225	17.36%

The following table summarizes the components of net deferred tax assets at December 31, 2021 and 2020:

	December 31,
(in thousands)	2021	2020
Allowance for loan and lease losses	$2,730	$2,638
Deferred compensation	697	641
Lease liability	659	752
Other real estate owned valuation	9	23
Deferred intangible assets	-	45
Employee benefits	340	210
Accrued interest	2	2
Charitable contribution carryover	19	-
Accrued vacation	54	56
Deferred income	47	51
Depreciation	-	13
Derivative liabilities	-	24
Net operating loss carryover	-	418
Gross deferred tax assets	4,557	4,873

Deferred loan origination costs	(114)	(173)
Unrealized holding gains on securities available-for-sale	(1,631)	(3,715)
Unrealized holding gains on equity securities	(147)	(118)
Right of use asset	(597)	(686)
Prepaid expenses	(27)	-
Derivative assets	(58)	-
Mortgage servicing rights	(56)	-
Depreciation	(122)	-
Gross deferred tax liabilities	(2,752)	(4,692)
Net deferred tax assets	$1,805	$181

Management evaluates the carrying amount of its deferred tax assets on a quarterly basis, or more frequently if necessary, in accordance with guidance set forth in ASC Topic 740 “Income Taxes,” and applies the criteria in the guidance to determine whether it is more likely than not that some portion, or all, of the deferred tax asset will not be realized within its life cycle, based on the weight of available evidence. Management performed an evaluation of FNCB's deferred tax assets at December 31, 2021 taking into consideration all available positive and negative evidence at that time. Based on this evaluation, management believes that FNCB's future taxable income will be sufficient to utilize its deferred tax assets. There was no valuation allowance for deferred tax assets at December 31, 2021 and December 31, 2020.

Note 11. RELATED PARTY TRANSACTIONS

In conducting its business, FNCB has engaged in, and intends to continue to engage in, banking and financial transactions with directors, executive officers and their related parties.

FNCB has granted loans, letters of credit and lines of credit to directors, executive officers and their related parties. The following table summarizes the changes in the total amounts of such outstanding loans, advances under lines of credit, net of any participations sold, as well as repayments during the years ended December 31, 2021 and 2020:

	For the Year Ended December 31,
(in thousands)	2021	2020
Balance January 1,	$98,935	$77,896
Additions, new loans and advances	123,717	79,325
Repayments	(127,558)	(58,286)
Other (1)	(23,657)	-
Balance December 31,	$71,437	$98,935
(1) Other represents loans to related parties that ceased being related parties

At December 31, 2021 and 2020 there were no loans made to directors, executive officers and their related parties that were not performing in accordance with the terms of the loan agreements.

Deposits from directors, executive officers and their related parties held by the Bank at  December 31, 2021 and 2020 amounted to $152.6 million and $146.2 million, respectively. Interest paid on the deposits amounted to $290 thousand in 2021 and $542 thousand in 2020.

In the course of its operations, FNCB acquires goods and services from, and transacts business with, various companies of related parties, which include, but are not limited to, employee health insurance, fidelity bond and errors and omissions insurance, legal services, and dealer reserve payments. FNCB recorded payments to related parties for goods and services of $2.0 million for both years ending December 31, 2021 and 2020.

Note 12. COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS

Leases

FNCB is obligated under operating leases for certain bank branches, office space, automobiles and equipment.  Operating lease right of use ("ROU") assets represent FNCB's right to use an underlying asset during the lease term and operating liabilities represent its obligation to make lease payments under the lease agreement. ROU assets and operating lease liabilities are recognized at lease commencement based on the present value of the remaining lease payments using a discount rate that represents FNCB's incremental borrowings rate at the commencement date. ROU assets are included in other assets and operating lease liabilities are included in other liabilities in the consolidated statements of financial condition. ROU assets and lease liabilities were $3.0 million and $3.2 million, respectively, at  December 31, 2021 and $3.3 million and $3.6 million, respectively, at December 31, 2020.

Operating lease expense associated with bank branches and office space is included in occupancy expense, while operating lease expense associated with automobiles and office equipment are included in equipment expense in the consolidated statements of income.  Total rental expense under leases amounted to $389 thousand and $408 thousand, respectively, at December 31, 2021 and 2020.

The following table summarizes the maturity of remaining operating lease liabilities as of  December 31, 2021:

(in thousands)	December 31, 2021
2022	$398
2023	368
2024	323
2025	328
2026	329
2027 and thereafter	2,271
Total lease payments	4,017
Less: imputed interest	769
Present value of operating lease liabilities	$3,248

The following table presents other information related to FNCB's operating leases:

(dollars in thousands)	December 31, 2021	December 31, 2020
Weighted-average remaining lease term (in years)	12.2	13.3
Weighted-average discount rate	3.29%	3.25%
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$401	$395

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

Financial instruments whose contract amounts represent credit risk at  December 31, 2021 and 2020 are as follows:

	December 31,
(in thousands)	2021	2020
Commitments to extend credit	$273,883	$227,908
Standby letters of credit	17,179	18,914

In order to provide for probable losses inherent in these instruments, FNCB recorded reserves for unfunded commitments of $583 thousand and $613 thousand at  December 31, 2021 and 2020, respectively, which were included in other liabilities on the consolidated balance sheets.

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

Federal Home Loan Bank — Mortgage Partnership Finance (“MPF”) Program

Under a secondary market loan servicing program with the FHLB, FNCB, in exchange for a monthly fee, provides a credit enhancement guarantee to the FHLB for foreclosure losses in excess of a defined First Loss Account (“FLA”) balance, up to specified amounts.  At  December 31, 2021, FNCB serviced payments on $15.4 million of first lien residential loan principal under these terms for the FHLB. At  December 31, 2021, the maximum credit enhancement obligation for such guarantees by FNCB would be approximately $987 thousand if total foreclosure losses on the entire pool of loans exceed the FLA of approximately $60 thousand. There was no reserve established for this guarantee at  December 31, 2021 and 2020.

Concentrations of Credit Risk

Cash Concentrations: The Bank maintains cash balances at several correspondent banks. FNCB engages in a primary correspondent banking relationship with PNC Bank (formerly BBVA Compass).  At  December 31, 2021 and 2020, FNCB had balances with PNC Bank of $1.6 million and $4.4 million, respectively. There were no other due from bank accounts in excess of the $250 thousand limit covered by the Federal Deposit Insurance Corporation (“FDIC”) at December 31, 2021 and 2020.

Loan Concentrations: FNCB attempts to limit its exposure to concentrations of credit risk by diversifying its loan portfolio and closely monitoring any concentrations of credit risk. The commercial real estate and construction, land acquisition and development portfolios comprise $407.7 million, or 41.5% of gross loans at  December 31, 2021. Geographic concentrations exist because FNCB provides its services in its primary market area of Northeastern Pennsylvania and conducts limited activities outside of that area. FNCB had loans and loan commitments secured by collateral of its primary market area of $77.7 million, or 6.2%, of gross loans at  December 31, 2021.

FNCB considers an industry concentration within the loan portfolio to exist if the aggregate loan balance outstanding for that industry exceeds 25.0% of capital. The following table summarizes the concentration within FNCB’s loan portfolio by industry at December 31, 2021 and 2020:

	December 31, 2021		December 31, 2020
		% of		% of
(in thousands)	Amount	Gross Loans	Amount	Gross Loans
Retail space/shopping centers	$48,590	4.95%	$43,926	4.86%
1-4 family residential investment properties	92,745	9.45%	58,114	6.43%

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

Note 13. STOCK COMPENSATION PLANS

FNCB has a Long-Term Incentive Compensation Plan (“LTIP”) for directors, executive officers and key employees. The LTIP authorizes up to 1,200,000 shares of common stock for issuance and provides the Board of Directors with the authority to offer several different types of long-term incentives, including stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares. The Board of Directors granted awards, comprised solely of shares of restricted stock, to executives and certain key employees under the terms of the LTIP of 66,065 shares in 2021 and 75,924 shares in 2020.

The following table summarizes the activity related to FNCB’s unvested restricted stock awards during the years ended December 31, 2021 and 2020.

	For the Years Ended December 31,
	2021		2020
		Weighted-		Weighted-
		Average		Average
	Restricted	Grant Date	Restricted	Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested restricted stock awards at January 1,	159,913	$7.07	128,150	$7.76
Awards granted	66,065	7.98	75,924	6.07
Forfeitures	(7,443)	7.38	(5,741)	6.64
Vestings	(44,238)	7.20	(38,420)	7.48
Unvested restricted stock awards at December 31,	174,297	$7.37	159,913	$7.07

For the years ended  December 31, 2021 and 2020, stock-based compensation expense, which is included in salaries and benefits expense in the consolidated statements of income, totaled $376 thousand in 2021 and $336 thousand in 2020. Total unrecognized compensation expense related to unvested restricted stock awards at  December 31, 2021 and 2020 was $992 thousand and $896 thousand, respectively. Unrecognized compensation expense related to unvested shares of restricted stock is expected to be recognized over a weighted-average period of 3.4 years.

On July 1, 2021 and 2020, 2,062 shares and 2,555 shares, respectively, of FNCB's common stock were granted under the LTIP to each of the Bank's non-employee directors. The total number of shares granted to the directors were 18,558 in 2021 and 25,550 in 2020. The shares of common stock immediately vested to each director upon grant, and the fair value per share on the grant date was $7.28 for the 2021 grant and $5.87 for the 2020 grant.  Directors fees of $135 thousand in 2021 and $150 thousand in 2020 associated with these grants was recognized on each of the respective grant dates and included in other operating expense in the consolidated statements of income. At December 31, 2021, there were 679,207 shares of common stock available for award under the LTIP.

Note 14.   REGULATORY MATTERS/SUBSEQUENT EVENTS

FNCB’s ability to pay dividends to its shareholders, or repurchase shares of its common stock, is largely dependent on the Bank’s ability to pay dividends to FNCB. Bank regulations limit the amount of dividends that may be paid, or shares that may be repurchased, without prior approval of the Bank’s regulatory agency. Cash dividends declared and paid by FNCB during 2021 and 2020 were $0.27 per share and $0.22 per share, respectively. FNCB offers a Dividend Reinvestment and Stock Purchase plan ("DRP") to its shareholders. For the years ended  December 31, 2021 and 2020 dividend reinvestment shares were purchased in open market transactions. However, shares under the optional cash purchase feature of the DRP were issued from authorized but unissued common shares. Shares of common stock issued under the DRP totaled 12,189 and 10,271 for the years ended  December 31, 2021 and 2020, respectively. Subsequent to December 31, 2021, on January 26, 2022, FNCB declared a $0.075 per share dividend payable on March 15, 2022 to shareholders of record as of March 1, 2022.

On January 27, 2021, FNCB's Board of Directors authorized a stock repurchase program under which up to 975,000 shares of FNCB's outstanding common stock may be acquired in the open market pursuant to a trading plan that was adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.  The repurchase program commenced on February 3, 2021 and expired on December 31, 2021. On January 26, 2022, FNCB's Board of Directors authorized the repurchase of up to 750,000 shares of FNCB's outstanding common stock under a similar progrm, which is anticipated to commence on March 4, 2022. Repurchases under both programs are administered through an independent broker and are subjected to SEC regulations as well as certain price, market volume and timing constraints specified in the trading plan. In 2021, FNCB repurchased 330,759 shares at a weighted-average price per share of $7.21, or $2.4 million in aggregate. Repurchases are funded from available working capital and the repurchased shares were returned to the status of authorized but unissued shares of common stock.

The holding company is considered a small bank holding company and is exempt from risk-based capital and leverage rules, including Basel III. FNCB and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on FNCB’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, FNCB and the Bank must meet specific capital guidelines that involve quantitative measures of FNCB's and the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. FNCB's and the Bank's capital amounts, and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Management believes, as of  December 31, 2021, that FNCB and the Bank meet all applicable capital adequacy requirements.

Current quantitative measures established by regulation to ensure capital adequacy require FNCB Bank to maintain minimum amounts and ratios (set forth in the table below) of Total capital, Tier I capital, and Tier I common equity (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). The following tables present summary information regarding the Bank’s risk-based capital and related ratios at  December 31, 2021 and 2020:

	FNCB Bank		Minimum Required For Capital Adequacy Purposes	Minimum Required For Capital Adequacy Purposes with Conservation Buffer	Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
(dollars in thousands)	Amount	Ratio	Ratio	Ratio	Ratio
December 31, 2021
Total capital (to risk-weighted assets)	$161,957	14.64%	8.00%	10.50%	10.00%

Tier I capital (to risk-weighted assets)	148,958	13.46%	6.00%	8.50%	8.00%

Tier I common equity (to risk-weighted assets)	148,958	13.46%	4.50%	7.00%	6.50%

Tier I capital (to average assets)	148,958	8.92%	4.00%	4.00%	5.00%

Total risk-weighted assets	1,106,636

Total average assets	1,669,932

	FNCB Bank		Minimum Required For Capital Adequacy Purposes	Minimum Required For Capital Adequacy Purposes with Conservation Buffer	Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
(dollars in thousands)	Amount	Ratio	Ratio	Ratio	Ratio
December 31, 2020
Total capital (to risk-weighted assets)	$149,173	15.79%	8.00%	10.50%	10.00%

Tier I capital (to risk-weighted assets)	137,356	14.54%	6.00%	8.50%	8.00%

Tier I common equity (to risk-weighted assets)	137,356	14.54%	4.50%	7.00%	6.50%

Tier I capital (to average assets)	137,356	9.57%	4.00%	4.00%	5.00%

Total risk-weighted assets	944,546

Total average assets	1,434,776

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

Available-for-Sale Debt Securities

The estimated fair values for FNCB’s investments in obligations of the U.S. government, obligations of state and political subdivisions, government-sponsored agency CMOs and mortgage-backed securities, private collateralized mortgage obligations, asset-backed securities, negotiable certificates of deposit and certain corporate debt securities are obtained by FNCB from a nationally-recognized pricing service. This pricing service develops estimated fair values by analyzing like securities and applying available market information through processes such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing (Level 2 inputs), to prepare valuations. Matrix pricing is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities. The fair value measurements consider observable data that may include, among other things, dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, and are based on market data obtained from sources independent from FNCB. The Level 2 investments in FNCB’s portfolio are priced using those inputs that, based on the analysis prepared by the pricing service, reflect the assumptions that market participants would use to price the assets. Management has determined that the Level 2 designation is appropriate for these securities because, as with most fixed-income securities, those in FNCB’s portfolio are not exchange-traded, and such non-exchange-traded fixed income securities are typically priced by correlation to observed market data. FNCB has reviewed the pricing service’s methodology to confirm its understanding that such methodology results in a valuation based on quoted market prices for similar instruments traded in active markets, quoted markets for identical or similar instruments traded in markets that are not active and model-based valuation techniques for which the significant assumptions can be corroborated by market data as appropriate to a Level 2 designation.

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

At  December 31, 2021, FNCB owned 27 corporate debt securities with an aggregate amortized cost and fair value of $31.3 million and $32.1 million, respectively. The market for eight of the 27 corporate debt securities at  December 31, 2021 was not active and markets for similar securities are also not active. FNCB obtained valuations for these securities from a third-party service provider that prepared the valuations using a discounted cash flow approach.  Management takes measures to validate the service provider’s analysis and is actively involved in the valuation process, including reviewing and verifying the assumptions used in the valuation calculations. Results of a discounted cash flow test are significantly affected by variables such as the estimate of the probability of default, estimates of future cash flows, discount rates, prepayment rates and the creditworthiness of the underlying issuers.  FNCB considers these inputs to be unobservable Level 3 inputs because they are based on estimates about the assumptions market participants would use in pricing this type of asset and developed based on the best information available in the circumstances rather than on observable inputs. As it relates to fair value measurements, once each issuer is categorized and the forecasted default rates have been applied, the expected cash flows are modeled using the variables described above. Discount rates ranging from 2.86% to 3.90% were applied to the expected cash flows to estimate fair value. Management will continue to monitor the market for these securities to assess the market activity and the availability of observable inputs and will continue to apply these controls and procedures to the valuations received from its third-party service provider for the period it continues to use an outside valuation service.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the financial assets and liabilities that are measured at fair value on a recurring basis at  December 31, 2021 and 2020, and the fair value hierarchy of the respective valuation techniques utilized to determine the fair value:

	Fair Value Measurements at December 31, 2021
		Quoted Prices	Significant	Significant
		in Active Markets	Observable	Unobservable
		for Identical Assets	Inputs	Inputs
(in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Available-for-sale debt securities:
U.S. Treasury securities	$36,355	$-	$36,355	$-
Obligations of state and political subdivisions	244,372	-	244,372	-
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	100,710	-	100,710	-
Collateralized mortgage obligations - commercial	3,727	-	3,727	-
Mortgage-backed securities	25,506	-	25,506	-
Private collateralized mortgage obligations	67,165	-	67,165	-
Corporate debt securities	32,063	-	19,718	12,345
Asset-backed securities	11,932	-	11,932	-
Negotiable certificates of deposit	736	-	736	-
Total available-for-sale debt securities	522,566	-	510,221	12,345
Equity securities, at fair value	4,922	4,922	-	-
Derivative assets	363	-	363	-
Total financial assets	$527,851	$4,922	$510,584	$12,345

Financial liabilities:
Derivative liabilities	$99	$-	$99	$-
Total financial liabilities	$99	$-	$99	$-

	Fair Value Measurements at December 31, 2020
		Quoted Prices	Significant	Significant
		in Active Markets	Observable	Unobservable
		for Identical Assets	Inputs	Inputs
(in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Available-for-sale debt securities:
Obligations of state and political subdivisions	$205,828	$-	$205,828	$-
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	56,972	-	56,972	-
Collateralized mortgage obligations - commercial	3,904	-	3,904	-
Mortgage-backed securities	13,026	-	13,026	-
Private collateralized mortgage obligations	38,199	-	38,199	-
Corporate debt securities	24,580	-	8,156	16,424
Asset-backed securities	7,526	-	7,526	-
Total available-for-sale debt securities	350,035	-	333,612	16,424
Equity Securities, at fair value	3,026	3,026	-	-
Derivative assets	23	-	23	-
Total financial assets	$353,084	$3,026	$333,635	$16,424

Financial liabilities:
Derivative liabilities	$143	$-	$143	$-
Total financial liabilities	$143	$-	$143	$-

Eight corporate debt securities were transferred from Level 3 hierarchy to Level 2 during the year ended December 31, 2021. The market for these securities was previously not active and management obtained fair values from an independent third party that utilized a discounted cash flow model. During 2021, the market of these securities became active.  Accordingly, management was able to obtain fair values for these eight securities from the independent pricing service used to price the remainder of the portfolio.

There were no transfers between levels within the fair value hierarchy during the year ended December 31, 2020.

The following table presents a reconciliation and statement of operations classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3), which consisted entirely of corporate debt securities, for the years ended  December 31, 2021 and 2020.

Fair Value Measurements
Using Significant Unobservable Inputs (Level 3)
	Corporate Debt Securities
	For the Year Ended December 31,
(in thousands)	2021	2020
Balance at January 1,	$16,424	$5,150
Additions	4,500	11,800
Redemptions	(1,000)	(1,015)
Transfer to Level 2	(7,550)	-
Total gains or losses (realized/unrealized):
Included in earnings	-	15
Included in other comprehensive income	(29)	474
Balance at December 31,	$12,345	$16,424

Assets Measured at Fair Value on a Non-Recurring Basis

The following tables present assets and liabilities measured at fair value on a non-recurring basis at  December 31, 2021 and 2020, and additional quantitative information about the valuation techniques and inputs utilized by FNCB to determine fair value. All such assets and liabilities were measured using Level 3 inputs.

	December 31, 2021
	Fair Value Measurement			Quantitative Information
	Recorded	Valuation	Fair	Valuation	Unobservable	Value/
(in thousands)	Investment	Allowance	Value	Technique	Inputs	Range
Impaired loans - collateral dependent	$3,208	$-	$3,208	Appraisal of collateral	Selling costs		10.0%
Impaired loans - other	6,765	26	6,739	Discounted cash flows	Discount rate	3.00%	-	8.75%
Other real estate owned	920	-	920	Appraisal of collateral/Sales Contract	Selling costs		1.00%

	December 31, 2020
	Fair Value Measurement			Quantitative Information
	Recorded	Valuation	Fair	Valuation	Unobservable	Value/
(in thousands)	Investment	Allowance	Value	Technique	Inputs	Range
Impaired loans - collateral dependent	$4,244	$218	$4,026	Appraisal of collateral	Selling costs		10.0%
Impaired loans - other	7,491	198	7,293	Discounted cash flows	Discount rate	3.00%	-	8.75%
Other real estate owned	58	-	58	Appraisal of collateral	Selling costs		10.0%

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

The following table summarizes the estimated fair values of FNCB’s financial instruments at  December 31, 2021 and 2020. FNCB discloses fair value information about financial instruments, whether or not recognized in the statements of financial condition, for which it is practicable to estimate that value. The fair value of financial instruments that are not measured at fair value in the financial statements were based on exit price notion. The following estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, management judgment is required to interpret data and develop fair value estimates. Accordingly, the estimates below are not necessarily indicative of the amounts FNCB could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	Fair Value	December 31, 2021		December 31, 2020
(in thousands)	Measurement	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and short term investments	Level 1	$99,020	$99,020	$155,811	$155,811
Available-for-sale debt securities	See previous table	522,566	522,566	350,035	350,035
Equity securities	Level 1	4,922	4,922	3,026	3,026
Restricted stock	Level 2	1,911	1,911	1,745	1,745
Loans held for sale	Level 2	-	-	2,107	2,107
Loans, net	Level 3	967,023	967,087	889,152	891,880
Accrued interest receivable	Level 2	4,643	4,643	4,286	4,286
Servicing rights	Level 3	268	526	324	479
Derivative assets	Level 2	371	363	23	23

Financial liabilities:
Deposits	Level 2	1,455,028	1,454,812	1,287,448	1,288,567
Borrowed funds	Level 2	30,310	30,310	10,310	10,310
Accrued interest payable	Level 2	49	49	108	108
Derivative liabilities	Level 2	96	99	135	143

Note 16. EARNINGS PER SHARE

For FNCB, the numerator of both the basic and diluted earnings per share of common stock is net income available to common shareholders. The weighted average number of common shares outstanding used in the denominator for basic earnings per common share is increased to determine the denominator used for diluted earnings per common share by the effect of potentially dilutive common share equivalents utilizing the treasury stock method. For each of the years ended  December 31, 2021 and 2020 common stock equivalents reflected in the table above were related entirely to the incremental shares of unvested restricted stock.

The following table presents the calculation of both basic and diluted earnings per share of common stock for the years ended  December 31, 2021 and 2020:

	For the Year Ended December 31,
(in thousands, except share data)	2021	2020
Net income	$21,371	$15,347

Basic weighted-average number of common stock outstanding	20,111,430	20,210,439
Plus: common share equivalents	15,423	1,747
Diluted weighted-average number of common stock outstanding	20,126,853	20,212,187

Income per share of common stock:
Basic	$1.06	$0.76
Diluted	$1.06	$0.76

Note 17. OTHER COMPREHENSIVE (LOSS) INCOME

The following tables summarize the reclassifications out of accumulated other comprehensive income for the years ended  December 31, 2021 and 2020.

	For the year Ended December 31, 2021
	Amount Reclassified
	from Accumulated	Affected Line Item
	Other Comprehensive	in the Consolidated
(in thousands)	Income	Statements of Income
Available-for-sale debt securities:
Reclassification adjustment for net gains reclassified into net income	$(213)	Net gain on the sale of available-for-sale securities
Taxes	45	Income taxes
Net of tax amount	$(168)

	For the year Ended December 31, 2020
	Amount Reclassified
	from Accumulated	Affected Line Item
	Other Comprehensive	in the Consolidated
(in thousands)	Income	Statements of Income
Available-for-sale debt securities:
Reclassification adjustment for net gains reclassified into net income	$(1,528)	Net gain on the sale of available-for-sale securities
Taxes	321	Income taxes
Net of tax amount	$(1,207)

The following table summarizes the changes in accumulated other comprehensive income, net of tax, for the years ended  December 31, 2021 and 2020:

	For the Year Ended December 31,
(in thousands)	2021	2020
Balance, January 1,	$13,886	$3,056
Other comprehensive (loss) income before reclassifications	(7,366)	12,037
Amounts reclassified from accumulated other comprehensive income	(168)	(1,207)
Net other comprehensive (loss) income during the period	(7,534)	10,830
Balance, December 31,	$6,352	$13,886

Note 18. CONDENSED FINANCIAL INFORMATION — PARENT COMPANY ONLY

The following tables present condensed parent company only financial information:

Condensed Statements of Financial Condition

	December 31,
(in thousands)	2021	2020
Assets:
Cash	$11,423	$11,296
Investment in statutory trust	431	425
Investment in subsidiary (equity method)	155,342	151,700
Equity securities, at fair value	4,016	2,093
Other assets	1,800	726
Total assets	$173,012	$166,240

Liabilities and Shareholders’ Equity:
Junior subordinated debentures	$10,310	$10,310
Accrued interest payable	9	9
Other liabilities	236	61
Total liabilities	10,555	10,380
Shareholders’ equity	162,457	155,860
Total liabilities and shareholders’ equity	$173,012	$166,240

Condensed Statements of Income

	For the Year Ended December 31,
(in thousands)	2021	2020
Income:
Dividends from subsidiaries	$10,000	$10,000
Interest and dividend income	168	75
Gain on equity securities	728	1,158
Trust income	6	8
Other income	5	-
Total income	10,907	11,241
Expense:
Interest on junior subordinated debt	191	251
Other operating expenses	351	312
Total expenses	542	563
Income before income taxes	10,365	10,679
Provision for income taxes	170	6
Income before equity in undistributed net income of subsidiary	10,195	10,673
Equity in undistributed net income of subsidiary	11,176	4,675
Net income	$21,371	$15,347

Condensed Statements of Cash Flows

	For the Year Ended December 31,
(in thousands)	2021	2020
Cash flows from operating activities:
Net income	$21,371	$15,347
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiary	(11,176)	(4,675)
Equity in trust	(6)	(8)
Gain on equity securities	(728)	(1,158)
Decrease in other assets	(548)	621
Decrease in accrued interest payable	-	(7)
Increase in other liabilities	175	20
Net cash provided by operating activities	9,088	10,140
Cash flows from investing activities:
Investment in Subsidiary	-	(5,000)
Proceeds from the sale/transfer of equity securities	-	1,223
Purchases of equity securities	(1,195)	(500)
Purchase of equity security without a readily determinable fair value	-	(500)
Net cash used in investing activities	(1,195)	(4,777)
Cash flows from financing activities:
Proceeds from issuance of common shares	58	37
Repurchase of common shares	(2,397)	-
Cash dividends paid	(5,427)	(4,447)
Net cash used in financing activities	(7,766)	(4,410)
Net increase in cash	127	953
Cash at beginning of year	11,296	10,343
Cash at end of year	$11,423	$11,296

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

 FNCB’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of FNCB’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2021.

Based on that evaluation, FNCB’s Chief Executive Officer and Chief Financial Officer concluded FNCB’s disclosure controls and procedures were effective as of December 31, 2021.

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

As of December 31, 2021, management of the Company conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included extensive documenting, evaluating and testing the design and operating effectiveness of our internal control over financial reporting.

Based on this evaluation under the criteria in the Framework, management concluded that the Company’s system of internal control over financial reporting was effective as of December 31, 2021.

/s/ Gerard A. Champi	/s/ James M. Bone, Jr., CPA
Gerard A. Champi President and Chief Executive Officer	James M. Bone, Jr., CPA Executive Vice President and Chief Financial Officer

Item 9B.	Other Information

None

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information concerning the Directors and Executive Officers of FNCB required by this Item 10 is incorporated herein by reference to the sections entitled “Information as to Nominees, Directors and Executive Officers” in FNCB’s Definitive Proxy Statement for its 2022 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or about April 4, 2022 (the “Proxy Statement”). Disclosure of compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, by FNCB’s Directors and Executive Officers is incorporated by reference to the section entitled “Delinquent Section 16(a) Reports” in the Proxy Statement. In addition, information concerning Audit Committee and Audit Committee Financial Expert is included in the Proxy Statement under the caption “Audit Committee Report” and is incorporated herein by reference.

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

EXHIBIT 4.3	Indenture by and between First National Community Bancorp, Inc. and Wilmington Trust Company, dated as of December 14, 2006 - filed as Exhibit 10.2 to FNCB's Current Report on Form 8-K on December 19, 2006, SEC file number 333-24121, is hereby incorporated by reference.

EXHIBIT 4.4	Description of Securities - filed as Exhibit 4.4 to FNCB's Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as filed on March 12, 2021, is hereby incorporated by reference.

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

EXHIBIT 10.12*+	Change in Form of Control Agreement

EXHIBIT 21	Subsidiaries– filed as Exhibit 21.1 to FNCB’s Registration Statement on Form S-3 , as filed on September 28, 2018, is hereby incorporated by reference.

EXHIBIT 23*	Consent of Baker Tilly US, LLP

EXHIBIT 31.1*	Certification of Chief Executive Officer

EXHIBIT 31.2*	Certification of Chief Financial Officer

EXHIBIT 32**	Section 1350 Certification — Chief Executive Officer and Chief Financial Officer

EXHIBIT 101.INS	INLINE XBRL INSTANCE DOCUMENT (THE INSTANCE DOCUMENT DOES NOT APPEAR IN THE INTERACTIVE DATA FILE BECAUSE ITS XBRL TAGS ARE EMBEDDED WITHIN THE INLINE XBRL DOCUMENT)

EXHIBIT 101.SCH	INLINE XBRL TAXONOMY EXTENSION SCHEMA

EXHIBIT 101.CAL	INLINE XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EXHIBIT 101.DEF	INLINE XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EXHIBIT 101.LAB	INLINE XBRL TAXONOMY EXTENSION LABLE LINKBASE

EXHIBIT 101.PRE	INLINE XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

EXHIBIT 104	COVER PAGE INTERATIVE DATA FILE (FORMATTED AS INLINE XBRL AND CONTAINED IN EXHIBIT 101)

_____________________________

* Filed herewith

** Furnished herewith

+ Management contract, compensatory plan or arrangement

Item 16.          Form 10-K Summary

None.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Registrant:                      FNCB BANCORP, INC.

/s/ Gerard A. Champi	March 11, 2022
Gerard A. Champi President and Chief Executive Officer	Date

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

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Gerard A. Champi	March 11, 2022
Gerard A. Champi President and Chief Executive Officer	Date

/s/ James M. Bone, Jr.	March 11, 2022
James M. Bone, Jr., CPA Executive Vice President and Chief Financial Officer Principal Financial Officer	Date

/s/ Stephanie A. Westington	March 11, 2022
Stephanie A. Westington, CPA Senior Vice President and Chief Accounting Officer Principal Accounting Officer	Date

Directors:

/s/ William G. Bracey	March 11, 2022	/s/ Gerard A. Champi	March 11, 2022
William G, Bracey	Date	Gerard A. Champi	Date

/s/ Joseph Coccia	March 11, 2022	/s/ Joseph L. DeNaples	March 11, 2022
Joseph Coccia	Date	Joseph L. DeNaples	Date

/s/ Louis A. DeNaples	March 11, 2022	/s/ Louis A. DeNaples, Jr.	March 11, 2022
Louis A. DeNaples	Date	Louis A. DeNaples, Jr.	Date

/s/John P. Moses	March 11, 2021	/s/ Keith W. Eckel	March 11, 2022
John P. Moses	Date	Keith W. Eckel	Date

/s/ Kathleen McCarthy Lambert	March 11, 2022	/s/ Thomas J. Melone	March 11, 2022
Kathleen McCarthy Lambert	Date	Thomas J. Melone	Date