Form 10-Q
period 2022-03-31
FNCB Bancorp, Inc.
filed 2022-05-06
CIK 1035976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 19,956,799 shares as of April 29, 2022.

Part I - Financial Information

Item 1 - Financial Statements

FNCB BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(unaudited)

	March 31,	December 31,
(in thousands, except share data)	2022	2021
Assets
Cash and cash equivalents:
Cash and due from banks	$19,383	$16,651
Interest-bearing deposits in other banks	4,719	82,369
Total cash and cash equivalents	24,102	99,020
Available-for-sale debt securities	514,133	522,566
Equity securities, at fair value	5,018	4,922
Restricted stock, at cost	4,020	1,911
Loans and leases, net of allowance for loan and lease losses of $13,129 and $12,416	1,023,271	967,023
Bank premises and equipment, net	15,895	16,082
Accrued interest receivable	4,870	4,643
Bank-owned life insurance	36,639	33,494
Other assets	21,602	14,662
Total assets	$1,649,550	$1,664,323

Liabilities
Deposits:
Demand (non-interest-bearing)	$317,541	$320,089
Interest-bearing	1,094,052	1,134,939
Total deposits	1,411,593	1,455,028
Borrowed funds:
Federal Home Loan Bank of Pittsburgh advances	76,950	20,000
Junior subordinated debentures	10,310	10,310
Total borrowed funds	87,260	30,310
Accrued interest payable	57	49
Other liabilities	12,251	16,479
Total liabilities	1,511,161	1,501,866

Shareholders' equity
Preferred shares ($1.25 par)
Authorized: 20,000,000 shares at March 31, 2022 and December 31, 2021
Issued and outstanding: 0 shares at March 31, 2022 and December 31, 2021	-	-
Common shares ($1.25 par)
Authorized: 50,000,000 shares at March 31, 2022 and December 31, 2021
Issued and outstanding: 19,683,671 shares at March 31, 2022 and 19,989,875 shares at December 31, 2021	24,604	24,987
Additional paid-in capital	77,642	80,128
Retained earnings	53,834	50,990
Accumulated other comprehensive (loss) income	(17,691)	6,352
Total shareholders' equity	138,389	162,457
Total liabilities and shareholders’ equity	$1,649,550	$1,664,323

The accompanying notes to consolidated financial statements are an integral part of these statements.

FNCB BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended March 31,
(in thousands, except share data)	2022	2021
Interest income
Interest and fees on loans and leases	$10,102	$9,786
Interest and dividends on securities:
Taxable	2,390	1,906
Tax-exempt	612	486
Dividends	78	62
Total interest and dividends on securities	3,080	2,454
Interest on interest-bearing deposits in other banks	7	3
Total interest income	13,189	12,243
Interest expense
Interest on deposits	324	798
Interest on borrowed funds:
Federal Home Loan Bank of Pittsburgh advances	31	-
Junior subordinated debentures	51	48
Total interest on borrowed funds	82	48
Total interest expense	406	846
Net interest income before provision for loan and lease losses	12,783	11,397
Provision for loan and lease losses	759	186
Net interest income after provision for loan and lease losses	12,024	11,211
Non-interest income
Deposit service charges	1,050	874
Net gain on the sale of available-for-sale debt securities	-	213
Net (loss) gain on equity securities	(125)	364
Net gain on the sale of mortgage loans held for sale	-	224
Loan-related fees	57	133
Income from bank-owned life insurance	145	121
Bank-owned life insurance settlement	-	422
Merchant services revenue	199	138
Other	464	285
Total non-interest income	1,790	2,774
Non-interest expense
Salaries and employee benefits	4,658	3,736
Occupancy expense	548	609
Equipment expense	324	353
Advertising expense	132	117
Data processing expense	1,063	819
Regulatory assessments	225	188
Bank shares tax	341	315
Professional fees	327	259
Other operating expenses	926	775
Total non-interest expense	8,544	7,171
Income before income tax expense	5,270	6,814
Income tax expense	917	981
Net income	$4,353	$5,833

Earnings per share
Basic	$0.22	$0.29
Diluted	$0.22	$0.29

Cash dividends declared per common share	$0.075	$0.060
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	19,935,288	20,242,262
Diluted	19,972,113	20,253,606

The accompanying notes to consolidated financial statements are an integral part of these statements.

FNCB BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(unaudited)

	Three Months Ended March 31,
(in thousands)	2022	2021
Net income	$4,353	$5,833
Other comprehensive loss:
Unrealized losses on available-for-sale debt securities	(30,961)	(7,067)
Taxes	6,502	1,484
Net of tax amount	(24,459)	(5,583)

Reclassification adjustment for gains included in net income	-	(213)
Taxes	-	45
Net of tax amount	-	(168)

Derivative adjustments	527	208
Taxes	(111)	(44)
Net of tax amount	416	164
Total other comprehensive loss	(24,043)	(5,587)
Comprehensive (loss) income	$(19,690)	$246

The accompanying notes to consolidated financial statements are an integral part of these statements.

FNCB BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Three Months Ended March 31, 2022 and 2021
(unaudited)

(in thousands, except per share data)	Number of Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
For the three months ended:
Balances, December 31, 2020	20,245,649	$25,307	$81,587	$35,080	$13,886	$155,860
Net income for the period	-	-	-	5,833	-	5,833
Cash dividends paid, $0.060 per share	-	-	-	(1,215)	-	(1,215)
Restricted stock awards	-	-	80	-	-	80
Repurchase of common shares	(8,188)	(11)	(46)	-	-	(57)
Common shares issued through dividend reinvestment/optional cash purchase plan	3,207	4	19	(7)	-	16
Other comprehensive loss, net of tax of $1,485	-	-	-	-	(5,587)	(5,587)
Balances, March 31, 2021	20,240,668	$25,300	$81,640	$39,691	$8,299	$154,930

Balances, December 31, 2021	19,989,875	$24,987	$80,128	$50,990	$6,352	$162,457
Net income for the period	-	-	-	4,353	-	4,353
Cash dividends paid, $0.075 per share	-	-	-	(1,499)	-	(1,499)
Restricted stock awards	-	-	100	-	-	100
Repurchase of common shares	(307,514)	(384)	(2,596)	-	-	(2,980)
Common shares issued through dividend reinvestment/optional cash purchase plan	1,310	1	10	(10)	-	1
Other comprehensive loss, net of tax of $6,391	-	-	-	-	(24,043)	(24,043)
Balances, March 31, 2022	19,683,671	$24,604	$77,642	$53,834	$(17,691)	$138,389

The accompanying notes to consolidated financial statements are an integral part of these statements.

FNCB BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
(in thousands)	2022	2021
Cash flows from operating activities:
Net income	$4,353	$5,833
Adjustments to reconcile net income to net cash provided by operating activities:
Investment securities amortization, net	723	362
Equity in trust	(2)	(1)
Depreciation of bank premises and equipment	389	389
Amortization of loan origination fees	(562)	(1,262)
Valuation adjustment for loan servicing rights	(3)	(5)
Stock-based compensation expense	100	80
Provision for loan and lease losses	759	186
Valuation adjustment for off-balance sheet commitments	48	(15)
Net gain on the sale of available-for-sale debt securities	-	(213)
Net loss (gain) on equity securities	125	(364)
Net gain on the sale of mortgage loans held for sale	-	(224)
Bank-owned life insurance settlement	-	(422)
Income from bank-owned life insurance	(145)	(121)
Proceeds from the sale of mortgage loans held for sale	542	4,533
Funds used to originate mortgage loans held for sale	(542)	(2,469)
Net gain on the sale of other real estate owned	(3)	-
Decrease in net deferred tax assets	-	391
Increase in accrued interest receivable	(227)	(281)
Increase in other assets	(441)	(228)
Increase (decrease) in accrued interest payable	8	(9)
Increase in accrued income tax expense	-	590
Decrease in other liabilities	(5,115)	(733)
Total adjustments	(4,346)	184
Net cash provided by operating activities	7	6,017

Cash flows from investing activities:
Maturities, calls and principal payments of available-for-sale debt securities	11,216	5,804
Proceeds from the sale of available-for-sale debt securities	-	2,981
Purchases of available-for-sale debt securities	(33,921)	(73,575)
Purchases of equity securities	(221)	(877)
(Purchase) redemption of restricted stock	(2,109)	596
Net increase in loans and leases to customers	(56,420)	(29,610)
Proceeds from the sale of other real estate owned	695	-
Purchase of bank-owned life insurance	(3,000)	(2,500)
Purchases of bank premises and equipment	(202)	(217)
Net cash used in investing activities	(83,962)	(97,398)

Cash flows from financing activities:
Net (decrease) increase in deposits	(43,435)	35,380
Proceeds from Federal Home Loan Bank of Pittsburgh advances - overnight	66,950	-
Proceeds from Federal Home Loan Bank of Pittsburgh advances - term	10,000	-
Repayment of Federal Home loan Bank of Pittsburgh advances - term	(20,000)	-
Repurchase of common shares	(2,980)	(57)
Proceeds from issuance of common shares, net of discount	1	16
Cash dividends paid	(1,499)	(1,215)
Net cash provided by financing activities	9,037	34,124
Net decrease in cash and cash equivalents	(74,918)	(57,257)
Cash and cash equivalents at beginning of period	99,020	155,811
Cash and cash equivalents at end of period	$24,102	$98,554

Supplemental cash flow information
Cash paid during the period for:
Interest	$398	$855
Taxes	1,100	-
Other transactions:
Available-for-sale debt securities purchased, not settled	546	-
Lease liabilities arising from obtaining right-of-use assets	-	42

The accompanying notes to consolidated financial statements are an integral part of these statements.

FNCB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1.   Basis of Presentation

The consolidated financial statements of FNCB are comprised of the accounts of FNCB Bancorp, Inc., and its wholly owned subsidiary, FNCB Bank (the “Bank”), as well as the Bank’s wholly owned subsidiaries (collectively, “FNCB”). The accounting and reporting policies of FNCB conform to accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all the information and accompanying notes required by GAAP for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included in the consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation. Prior period amounts have been reclassified when necessary to conform to the current period’s presentation. Such reclassifications did not have an impact on the operating results or financial position of FNCB. The operating results and financial position of FNCB for the three months ended March 31, 2022  may not be indicative of future results of operations and financial position.

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to change in the near term are the allowance for loan and lease losses (“ALLL”), securities’ valuation and impairment evaluation and income taxes.

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in FNCB’s audited financial statements, included in the Annual Report filed on Form 10-K as of and for the year ended December 31, 2021.

Note 2.   New Authoritative Accounting Guidance

Accounting Guidance to be Adopted in Future Periods

ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): “Measurement of Credit Losses on Financial Instruments,” replaces the current loss impairment methodology under GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to form credit loss estimates in an effort to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit. ASU 2016-13 is commonly referred to as Current Expected Credit Losses ("CECL") and will require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The amendments in this update affect entities holding financial assets and net investment in leases that are not accounted for at fair value through net income, including such financial assets as loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. On  June 17, 2016, the four federal financial institution regulatory agencies (the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the National Credit Union Administration, and the Office of the Comptroller of the Currency), issued a joint statement to provide information about ASU 2016-13 and the initial supervisory views regarding the implementation of the new standard. The joint statement applies to all banks, savings associations, credit unions and financial institution holding companies, regardless of asset size. The statement details the key elements of, and the steps necessary for, the successful transition to the new accounting standard. In addition, the statement notifies financial institutions that because the appropriate allowance levels are institution-specific amounts, the agencies will not establish benchmark targets or ranges for the change in institutions’ allowance levels upon adoption of the ASU, or for allowance levels going forward. Due to the importance of ASU 2016-13, the agencies encourage financial institutions to begin planning and preparing for the transition and state that senior management, under the oversight of the board of directors, should work closely with staff in their accounting, lending, credit risk management, internal audit, and information technology functions during the transition period leading up to, and well after, adoption. ASU 2016-13 was originally effective for public business entities that are registered with the U.S. Securities and Exchange Commission (“SEC”) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), including smaller reporting companies, for fiscal years beginning after  December 15, 2019, including interim periods within those fiscal years. All entities  may adopt the amendments in this ASU earlier as of the fiscal years beginning after  December 15, 2018, including interim periods within those fiscal years. On November 15, 2019, the FASB issued ASU 2019-10, "Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates," which finalized various effective date delays for private companies, not-for-profit organizations, and certain smaller reporting companies. Specifically, under ASU 2019-10, the effective date for implementation of CECL for smaller reporting companies, private companies and not-for-profits was extended to fiscal years, and interim periods within those years, beginning after December 15, 2022. FNCB is a smaller reporting company, and accordingly, will adopt this guidance on  January 1, 2023. FNCB has a CECL task group comprised of members of its finance, credit administration, lending, internal audit, loan operations and information systems units. The CECL task group understands the provisions of ASU 2016-13 and is currently in the process of implementing the new guidance. As of March 31, 2022, the CECL task group has selected the segments and sub-segments within the loan portfolio that have similar risk characteristics that will be utilized for the model and has identified and implemented necessary changes to its core operating system and interfaces to be able to capture appropriate data requirements. FNCB has engaged a third-party consultant to assist and provide guidance in determining the appropriate methodology for each segment and evaluating qualitative factors and economic to develop appropriate forecasts for integration into the model. FNCB has also engaged another third-party consultant to perform an independent validation of the model prior to December 31, 2022. FNCB is currently evaluating the effect this guidance  may have on its operating results and/or financial position, including assessing any potential impact on its capital.

ASU 2022-02, Financial Instruments—Credit Losses (Topic 326): "Troubled Debt Restructurings and Vintage Disclosures," eliminates the TDR recognition and measurement guidance and, instead, requires that an entity evaluate (consistent with the accounting for other loan modifications) whether the modification represents a new loan or a continuation of an existing loan. The amendments also enhance existing disclosure requirements and introduce new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. For public business entities, these amendments require that an entity disclose current-period gross charge-offs by year of origination for financing receivables and net investment in leases within the scope of Subtopic 326-20. Gross charge-off information must be included in the vintage disclosures required for public business entities in accordance with paragraph 326-20-50-6, which requires that an entity disclose the amortized cost basis of financing receivables by credit quality indicator and class of financing receivable by year of origination. The amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. These amendments should be applied prospectively, except for the transition method related to the recognition and measurement of TDRs, which an entity has the option to apply a modified retrospective transition method resulting in a cumulative-effect adjustment to retained earnings in the period of adoption. Early adoption is permitted if an entity has adopted ASU No. 2016-13, including adoption in an interim period. If an entity elects to early adopt ASU No. 2022-02 in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes the interim period. An entity may elect to early adopt the amendments about TDRs and related disclosure enhancements separately from the amendments related to vintage disclosures. FNCB will ASU 2022-02 simultaneously with the adoption of CECL on January 1, 2023 and is currently evaluating the impact of adopting the new guidance on the consolidated financial statements.

Refer to Note 2 to FNCB’s consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the "2021 Annual Report") for a discussion of additional accounting guidance applicable to FNCB that will be adopted in future periods.

Note 3. Securities

Debt Securities

The following tables present the amortized cost, gross unrealized gains and losses, and the fair value of FNCB’s available-for-sale debt securities at March 31, 2022 and December 31, 2021:

	March 31, 2022
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(in thousands)	Cost	Gains	Losses	Value
Available-for-sale debt securities:
U.S. treasuries	$37,504	$-	$2,490	$35,014
Obligations of state and political subdivisions	250,257	1,222	10,620	240,859
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	103,801	7	5,560	98,248
Collateralized mortgage obligations - commercial	3,676	-	151	3,525
Mortgage-backed securities	24,244	91	1,141	23,194
Private collateralized mortgage obligations	69,888	3	4,212	65,679
Corporate debt securities	33,938	374	651	33,661
Asset-backed securities	13,277	51	70	13,258
Negotiable certificates of deposit	744	-	49	695
Total available-for-sale debt securities	$537,329	$1,748	$24,944	$514,133

	December 31, 2021
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(in thousands)	Cost	Gains	Losses	Value
Available-for-sale debt securities:
U.S. treasuries	$36,751	$1	$397	$36,355
Obligations of state and political subdivisions	235,489	9,651	768	244,372
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	101,321	1,158	1,769	100,710
Collateralized mortgage obligations - commercial	3,685	87	45	3,727
Mortgage-backed securities	25,467	263	224	25,506
Private collateralized mortgage obligations	68,137	60	1,032	67,165
Corporate debt securities	31,300	940	177	32,063
Asset-backed securities	11,907	42	17	11,932
Negotiable certificates of deposit	744	-	8	736
Total available-for-sale debt securities	$514,801	$12,202	$4,437	$522,566

Except for securities of U.S. government and government-sponsored agencies, there were no securities of any individual issuer that exceeded 10.0% of shareholders’ equity at March 31, 2022 and December 31, 2021.

The following table presents the maturity information of FNCB’s available-for-sale debt securities at March 31, 2022.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Because collateralized mortgage obligations, mortgage-backed securities and asset-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary.

	March 31, 2022
	Amortized	Fair
(in thousands)	Cost	Value
Amounts maturing in:
One year or less	$749	$754
After one year through five years	75,711	75,751
After five years through ten years	106,553	101,409
After ten years	139,430	132,315
Mortgage-backed securities	24,244	23,194
Collateralized mortgage obligations	177,365	167,452
Asset-backed securities	13,277	13,258
Total available-for-sale debt securities	$537,329	$514,133

The following table presents the gross proceeds received, and gross realized gains and losses, on sales of available-for-sale debt securities for the three months ended March 31, 2022 and 2021. Gains and losses realized on sales of available-for-sale debt securities are included in non-interest income in the consolidated statements of income.

	Three Months Ended March 31,
(in thousands)	2022	2021
Available-for-sale debt securities:
Gross proceeds received on sales	$-	$2,981
Gross realized gains	-	213

The following tables present the number, fair value and gross unrealized losses of available-for-sale debt securities with unrealized losses at March 31, 2022 and December 31, 2021, aggregated by investment category and length of time the securities have been in an unrealized loss position.

	March 31, 2022
	Less than 12 Months			12 Months or Greater			Total
	Number		Gross	Number		Gross	Number		Gross
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
(dollars in thousands)	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
U.S. treasuries	18	$35,014	$2,490	-	$-	$-	18	$35,014	$2,490
Obligations of state and political subdivisions	141	155,606	10,185	5	2,793	435	146	158,399	10,620
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	30	68,320	2,500	10	28,477	3,060	40	96,797	5,560
Collateralized mortgage obligations - commercial	2	1,997	10	1	1,528	141	3	3,525	151
Mortgage-backed securities	6	11,568	845	2	3,924	296	8	15,492	1,141
Private collateralized mortgage obligations	33	55,407	3,835	4	6,958	377	37	62,365	4,212
Corporate debt securities	14	14,123	516	3	2,865	135	17	16,988	651
Asset-backed securities	7	5,764	32	3	1,734	38	10	7,498	70
Negotiable certificates of deposit	3	695	49	-	-	-	3	695	49
Total available-for-sale debt securities	254	$348,494	$20,462	28	$48,279	$4,482	282	$396,773	$24,944

	December 31, 2021
	Less than 12 Months			12 Months or Greater			Total
	Number		Gross	Number		Gross	Number		Gross
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
(dollars in thousands)	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
U.S. treasuries	16	$35,394	$397	-	$-	$-	16	$35,394	$397
Obligations of state and political subdivisions	41	36,107	702	2	1,257	66	43	37,364	768
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	20	58,848	1,530	2	5,713	239	22	64,561	1,769
Collateralized mortgage obligations - commercial	1	1,632	45	-	-	-	1	1,632	45
Mortgage-backed securities	6	14,585	204	1	1,596	20	7	16,181	224
Private collateralized mortgage obligations	22	44,425	897	3	6,213	135	25	50,638	1,032
Corporate debt securities	9	7,643	107	2	2,180	70	11	9,823	177
Asset-backed securities	4	3,810	14	2	1,293	3	6	5,103	17
Negotiable certificates of deposit	3	736	8	-	-	-	3	736	8
Total available-for-sale debt securities	122	$203,180	$3,904	12	$18,252	$533	134	$221,432	$4,437

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

Management performed a review of all securities in an unrealized loss position as of March 31, 2022 and determined that changes in the fair values of the securities were consistent with movements in market interest rates and spreads or general market conditions. In addition, as part of its review, management noted that there was no material change in the credit quality of any of the issuers or any other event or circumstance that may cause a significant adverse effect on the fair value of these securities. Moreover, to date, FNCB has received all scheduled principal and interest payments and expects to fully collect all future contractual principal and interest payments on all securities in an unrealized loss position at March 31, 2022. FNCB does not intend to sell the securities, nor is it more likely than not that it will be required to sell the securities, prior to recovery of their amortized cost. Based on the results of its review and considering the attributes of these debt securities, management concluded that the individual unrealized losses were temporary and OTTI did not exist at March 31, 2022.

Equity Securities

Included in equity securities with readily determinable fair values at March 31, 2022 and December 31, 2021 were investments in the common or preferred stock of publicly traded bank holding companies and an investment in a mutual fund comprised of 1-4 family residential mortgage-backed securities collateralized by properties within FNCB’s market area. Equity securities with readily determinable fair values are reported at fair value with net unrealized gains and losses recognized in the consolidated statements of income.

The following table presents unrealized and realized gains and losses recognized in net income on equity securities for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
(in thousands)	2022	2021
Net (losses) gains recognized on equity securities	$(125)	$364
Less: net gains recognized on equity securities sold/acquired	-	-
Unrealized (losses) gains on equity securities	$(125)	$364

Equity Securities without Readily Determinable Fair Values

At March 31, 2022 and December 31, 2021, equity securities without readily determinable fair values consisted of a $500 thousand investment in a fixed-rate, non-cumulative perpetual preferred stock of a privately-held bank holding company, which is included in other assets in the consolidated statement of financial condition. The preferred stock pays quarterly dividends at an annual rate of 8.25%. The preferred stock of this bank holding company is not traded on any established market and is accounted for as an equity security without a determinable fair value. Under GAAP, an equity security without a readily determinable fair value shall be written down to its fair value if a qualitative assessment indicates that the investment is impaired, and the fair value of the investment is less than its carrying value.  As part of its qualitative assessment, management engaged an independent third party to provide valuations of this investment as of March 31, 2022 and December 31, 2021, which indicated that the investment was not impaired.  Accordingly, management determined that no adjustment for impairment was required at March 31, 2022 and  December 31, 2021.

Restricted Stock

The following table presents FNCB's investment in restricted stock at March 31, 2022 and  December 31, 2021.  Restricted stock has limited marketability and is carried at cost. Management noted no indicators of impairment for the Federal Home Loan Bank ("FHLB") of Pittsburgh or Atlantic Community Banker’s Bank stock at March 31, 2022 and  December 31, 2021.

	March 31,	December 31,
(in thousands)	2022	2021
Stock in Federal Home Loan Bank of Pittsburgh	$4,010	$1,901
Stock in Atlantic Community Banker's Bank	10	10
Total restricted securities, at cost	$4,020	$1,911

Note 4. Loans and Leases

The following table summarizes loans and leases receivable, net, by major category at March 31, 2022 and  December 31, 2021:

	March 31,	December 31,
(in thousands)	2022	2021
Residential real estate	$247,699	$234,113
Commercial real estate	373,559	366,009
Construction, land acquisition and development	49,796	41,646
Commercial and industrial	207,146	193,086
Consumer	94,649	85,522
State and political subdivisions	63,527	61,071
Total loans and leases, gross	1,036,376	981,447
Unearned income	(638)	(1,442)
Net deferred loan origination fees (costs)	662	(566)
Allowance for loan and lease losses	(13,129)	(12,416)
Loans and leases, net	$1,023,271	$967,023

Included in commercial and industrial loans and leases at March 31, 2022 and December 31, 2021 were $8.0 million and $21.9 million, respectively, of loans originated under the Small Business Administration ("SBA") Payment Protection Program ("PPP"). Included in net deferred loan fees at March 31, 2022 and December 31, 2021, were $0.4 million and $1.0 million, respectively, in deferred loan origination fees, net of deferred loan origination costs, associated with the PPP loans. PPP loans are 100.0% guaranteed and may be forgiven by the SBA. Accordingly, there was no ALLL established for PPP loans at March 31, 2022 and December 31, 2021.

In 2021, management expanded FNCB's commercial credit product offerings to include commercial equipment financing, through simple interest loans, direct finance leases and municipal leases. Simple interest loans originated under this initiative are included in commercial and industrial loans and totaled $23.0 million at March 31, 2022 and $7.9 million at December 31, 2021. Tax-free municipal leases originated under this initiative are included in state and political subdivision loans and totaled $3.1 million at March 31, 2022 and $2.4 million at December 31, 2021. There were no direct finance leases originated under this initiative or outstanding at March 31, 2022 and December 31, 2021.

FNCB has granted loans, letters of credit and lines of credit to certain of its executive officers and directors as well as to certain of their related parties. For more information about related party transactions, refer to Note 8, “Related Party Transactions” to these consolidated financial statements.

FNCB originates 1-4 family mortgage loans for sale in the secondary market. During the three months ended March 31, 2022 and 2021, the principal balance of 1-4 family mortgages sold on the secondary market were $0.5 million and $4.3 million, respectively. There were no net gains or losses realized on the sale of residential mortgage loans for the three months ended March 31, 2022. Net gains on the sale of residential mortgage loans for the three months ended March 31, 2021 were $224 thousand.  FNCB retains servicing rights on mortgages sold on the secondary market. There were no 1-4 family residential mortgage loans held for sale at March 31, 2022 and December 31, 2021.

The unpaid principal balance of loans serviced for others, which includes residential mortgages and SBA-guaranteed loans, was $71.0 million at March 31, 2022 and $77.2 million at December 31, 2021.

There were no material changes to the risk characteristics of FNCB’s loan segments, loan classification and credit grading systems and methodology for determining the adequacy of the ALLL during the three months ended March 31, 2022. Refer to Note 2, “Summary of Significant Accounting Policies” to FNCB’s consolidated financial statements included in the 2021 Annual Report on Form 10-K for information about the risk characteristics related to FNCB’s loan segments, loan classification and credit grading systems and methodology for determining the adequacy of the ALLL.

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

The following table summarizes activity in the ALLL by major category for the three months ended March 31, 2022 and 2021.

			Construction,
			Land			State and
	Residential	Commercial	Acquisition and	Commercial		Political
(in thousands)	Real Estate	Real Estate	Development	and Industrial	Consumer	Subdivisions	Unallocated	Total
Three months ended March 31, 2022
Allowance for loan and lease losses:
Beginning balance, January 1, 2022	$2,081	$4,530	$392	$2,670	$1,159	$455	$1,129	$12,416
Charge-offs	(3)	-	-	(19)	(73)	-	-	(95)
Recoveries	-	-	-	4	45	-	-	49
Provisions (credits)	118	(106)	146	437	128	36	-	759
Ending balance, March 31, 2022	$2,196	$4,424	$538	$3,092	$1,259	$491	$1,129	$13,129

Three months ended March 31, 2021
Allowance for loan and lease losses:
Beginning balance, January 1, 2021	$1,715	$4,268	$538	$2,619	$1,319	$405	$1,086	$11,950
Charge-offs	-	-	-	(19)	(342)	-	-	(361)
Recoveries	3	46	-	25	227	-	-	301
Provisions (credits)	14	207	(22)	(22)	15	(18)	12	186
Ending balance, March 31, 2021	$1,732	$4,521	$516	$2,603	$1,219	$387	$1,098	$12,076

The following table presents, by major category, the allocation of the ALLL and the related loan balance disaggregated based on the impairment methodology at March 31, 2022 and  December 31, 2021:

			Construction,
			Land			State and
	Residential	Commercial	Acquisition and	Commercial		Political
(in thousands)	Real Estate	Real Estate	Development	and Industrial	Consumer	Subdivisions	Unallocated	Total
March 31, 2022
Allowance for loan and lease losses:
Individually evaluated for impairment	$5	$5	$-	$8	$-	$-	$-	$18
Collectively evaluated for impairment	2,191	4,419	538	3,084	1,259	491	1,129	13,111
Total	$2,196	$4,424	$538	$3,092	$1,259	$491	$1,129	$13,129

Loans and leases receivable:
Individually evaluated for impairment	$1,679	$7,409	$-	$723	$-	$-	$-	$9,811
Collectively evaluated for impairment	246,020	366,150	49,796	206,423	94,649	63,527	-	1,026,565
Total	$247,699	$373,559	$49,796	$207,146	$94,649	$63,527	$-	$1,036,376

December 31, 2021
Allowance for loan and lease losses:
Individually evaluated for impairment	$9	$6	$-	$11	$-	$-	$-	$26
Collectively evaluated for impairment	2,072	4,524	392	2,659	1,159	455	1,129	12,390
Total	$2,081	$4,530	$392	$2,670	$1,159	$455	$1,129	$12,416

Loans and leases receivable:
Individually evaluated for impairment	$1,681	$7,530	$-	$762	$-	$-	$-	$9,973
Collectively evaluated for impairment	232,432	358,479	41,646	192,324	85,522	61,071	-	971,474
Total	$234,113	$366,009	$41,646	$193,086	$85,522	$61,071	$-	$981,447

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

The following tables present the recorded investment in loans and leases receivable by major category and credit quality indicator at March 31, 2022 and  December 31, 2021:

	Credit Quality Indicators
	March 31, 2022
	Commercial Loans and Leases						Other Loans
		Special				Subtotal	Accruing	Non-accrual	Subtotal	Total
(in thousands)	Pass	Mention	Substandard	Doubtful	Loss	Commercial	Loans	Loans	Other	Loans
Residential real estate	$41,780	$506	$74	$-	$-	$42,360	$204,659	$680	$205,339	$247,699
Commercial real estate	358,713	8,097	6,749	-	-	373,559	-	-	-	373,559
Construction, land acquisition and development	46,197	-	-	-	-	46,197	3,599	-	3,599	49,796
Commercial and industrial	196,487	7,138	1,290	-	-	204,915	2,231	-	2,231	207,146
Consumer	-	-	-	-	-	-	94,446	203	94,649	94,649
State and political subdivisions	63,523	-	-	-	-	63,523	4	-	4	63,527
Total	$706,700	$15,741	$8,113	$-	$-	$730,554	$304,939	$883	$305,822	$1,036,376

	Credit Quality Indicators
	December 31, 2021
	Commercial Loans and Leases						Other Loans
		Special				Subtotal	Accruing	Non-accrual	Subtotal	Total
(in thousands)	Pass	Mention	Substandard	Doubtful	Loss	Commercial	Loans	Loans	Other	Loans
Residential real estate	$42,028	$530	$77	$-	$-	$42,635	$190,919	$559	$191,478	$234,113
Commercial real estate	350,904	8,232	6,873	-	-	366,009	-	-	-	366,009
Construction, land acquisition and development	34,869	-	-	-	-	34,869	6,777	-	6,777	41,646
Commercial and industrial	187,554	1,877	1,343	-	-	190,774	2,312	-	2,312	193,086
Consumer	-	-	-	-	-	-	85,291	231	85,522	85,522
State and political subdivisions	61,066	-	-	-	-	61,066	5	-	5	61,071
Total	$676,421	$10,639	$8,293	$-	$-	$695,353	$285,304	$790	$286,094	$981,447

Included in loans and leases receivable are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The recorded investment in these non-accrual loans was $3.9 million at both  March 31, 2022 and  December 31, 2021. Generally, loans are placed on non-accrual status when they become 90 days or more delinquent. Once a loan is placed on non-accrual status, it remains on non-accrual status until it has been brought current, has six months of performance under the loan terms, and factors indicating reasonable doubt about the timely collection of payments no longer exist. Therefore, loans may be current in accordance with their loan terms, or may be less than 90 days delinquent, and still be on a non-accrual status. There were no loans past due 90 days or more and still accruing at March 31, 2022 and  December 31, 2021.

The following tables present the delinquency status of past due and non-accrual loans and leases at March 31, 2022 and  December 31, 2021:

	March 31, 2022
	Delinquency Status
	0-29 Days	30-59 Days	60-89 Days	>/= 90 Days
(in thousands)	Past Due	Past Due	Past Due	Past Due	Total
Performing (accruing) loans and leases:
Residential real estate	$246,316	$629	$-	$-	$246,945
Commercial real estate	371,121	-	-	-	371,121
Construction, land acquisition and development	49,796	-	-	-	49,796
Commercial and industrial	206,641	35	1	-	206,677
Consumer	93,230	1,117	99	-	94,446
State and political subdivisions	63,527	-	-	-	63,527
Total performing (accruing) loans and leases	1,030,631	1,781	100	-	1,032,512

Non-accrual loans and leases:
Residential real estate	67	93	-	594	754
Commercial real estate	1,111	-	-	1,327	2,438
Construction, land acquisition and development	-	-	-	-	-
Commercial and industrial	469	-	-	-	469
Consumer	102	46	25	30	203
State and political subdivisions	-	-	-	-	-
Total non-accrual loans and leases	1,749	139	25	1,951	3,864
Total loans and leases receivable	$1,032,380	$1,920	$125	$1,951	$1,036,376

	December 31, 2021
	Delinquency Status
	0-29 Days	30-59 Days	60-89 Days	>/= 90 Days
(in thousands)	Past Due	Past Due	Past Due	Past Due	Total
Performing (accruing) loans and leases:
Residential real estate	$233,054	$406	$17	$-	$233,477
Commercial real estate	363,394	116	-	-	363,510
Construction, land acquisition and development	41,646	-	-	-	41,646
Commercial and industrial	192,584	4	1	-	192,589
Consumer	84,333	754	204	-	85,291
State and political subdivisions	61,071	-	-	-	61,071
Total performing (accruing) loans and leases	976,082	1,280	222	-	977,584

Non-accrual loans and leases:
Residential real estate	67	27	87	455	636
Commercial real estate	1,172	-	-	1,327	2,499
Construction, land acquisition and development	-	-	-	-	-
Commercial and industrial	497	-	-	-	497
Consumer	117	85	15	14	231
State and political subdivisions	-	-	-	-	-
Total non-accrual loans and leases	1,853	112	102	1,796	3,863
Total loans and leases receivable	$977,935	$1,392	$324	$1,796	$981,447

The following tables present a distribution of the recorded investment, unpaid principal balance and the related allowance for FNCB’s impaired loans, which have been analyzed for impairment under ASC 310, at March 31, 2022 and  December 31, 2021. Non-accrual loans, other than TDRs, with balances less than the $100 thousand loan relationship threshold are not evaluated individually for impairment and accordingly, are not included in the following tables. However, these loans are evaluated collectively for impairment as homogeneous pools in the general allowance under ASC 450. Total non-accrual loans, other than TDRs, with balances less than the $100 thousand loan relationship threshold that were evaluated under ASC 450 amounted to $0.5 million and $0.6 million at  March 31, 2022 and  December 31, 2021, respectively.

	March 31, 2022
		Unpaid
	Recorded	Principal	Related
(in thousands)	Investment	Balance	Allowance
With no allowance recorded:
Residential real estate	$534	$604	$-
Commercial real estate	2,438	4,203	-
Construction, land acquisition and development	-	-	-
Commercial and industrial	528	564	-
Consumer	-	-	-
State and political subdivisions	-	-	-
Total impaired loans with no related allowance recorded	3,500	5,371	-

With a related allowance recorded:
Residential real estate	1,145	1,145	5
Commercial real estate	4,971	4,971	5
Construction, land acquisition and development	-	-	-
Commercial and industrial	195	413	8
Consumer	-	-	-
State and political subdivisions	-	-	-
Total impaired loans with a related allowance recorded	6,311	6,529	18

Total impaired loans:
Residential real estate	1,679	1,749	5
Commercial real estate	7,409	9,174	5
Construction, land acquisition and development	-	-	-
Commercial and industrial	723	977	8
Consumer	-	-	-
State and political subdivisions	-	-	-
Total impaired loans	$9,811	$11,900	$18

	December 31, 2021
		Unpaid
	Recorded	Principal	Related
(in thousands)	Investment	Balance	Allowance
With no allowance recorded:
Residential real estate	$395	$463	$-
Commercial real estate	2,499	4,230	-
Construction, land acquisition and development	-	-	-
Commercial and industrial	314	347	-
Consumer	-	-	-
State and political subdivisions	-	-	-
Total impaired loans with no related allowance recorded	3,208	5,040	-

With a related allowance recorded:
Residential real estate	1,286	1,285	9
Commercial real estate	5,031	5,031	6
Construction, land acquisition and development	-	-	-
Commercial and industrial	448	666	11
Consumer	-	-	-
State and political subdivisions	-	-	-
Total impaired loans with a related allowance recorded	6,765	6,982	26

Total impaired loans:
Residential real estate	1,681	1,748	9
Commercial real estate	7,530	9,261	6
Construction, land acquisition and development	-	-	-
Commercial and industrial	762	1,013	11
Consumer	-	-	-
State and political subdivisions	-	-	-
Total impaired loans	$9,973	$12,022	$26

The following table presents the average balance and interest income by loan category recognized on impaired loans for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022		2021
	Average	Interest	Average	Interest
(in thousands)	Balance	Income (1)	Balance	Income (1)
Residential real estate	$1,723	$15	$2,090	$18
Commercial real estate	7,450	54	8,284	57
Construction, land acquisition and development	-	-	68	1
Commercial and industrial	735	4	861	2
Consumer	-	-	-	-
State and political subdivisions	-	-	-	-
Total impaired loans	$9,908	$73	$11,303	$78
(1) Interest income represents income recognized on performing TDRs.

The additional interest income that would have been earned on non-accrual and restructured loans had these loans performed in accordance with their original terms approximated $43 thousand for the three months ended March 31, 2022 and $60 thousand for the three months ended March 31, 2021.

Troubled Debt Restructured Loans

TDRs were $6.7 million and $6.9 million at  March 31, 2022 and  December 31, 2021, respectively. Accruing and non-accruing TDRs were $6.5 million and $0.2 million, respectively, at March 31, 2022, and $6.7 million and $0.2 million, respectively, at December 31, 2021. Approximately $18 thousand and $26 thousand in specific reserves were established for TDRs at  March 31, 2022 and  December 31, 2021, respectively. FNCB was not committed to lend additional funds to any borrower with a loan modified as a TDR at March 31, 2022.

The modification of the terms of loans classified as TDRs  may include one or a combination of the following changes, among others: a reduction of the stated interest rate of the loan, an extension of the maturity date, capitalization of real estate taxes, a payment modification under a forbearance agreement, or a permanent reduction of the recorded investment in the loan.

There were no loans modified as TDRs during the three months ended March 31, 2022 and 2021. There were no loans that were modified as a TDR within the previous 12 months that subsequently defaulted during the three months ended March 31, 2022 and 2021.

Residential Real Estate Loan Foreclosures

There were two residential real estate properties with an aggregate recorded investment of $98 thousand that were in the process of foreclosure at March 31, 2022. There were no residential real estate properties included in OREO at March 31, 2022.

There were two residential real estate loans with a total recorded investment of $286 thousand that were in the process of foreclosure at March 31, 2021. There were no residential real estate properties in OREO at March 31, 2021.

Note 5. Deposits

The following table presents deposits by major category at March 31, 2022 and December 31, 2021:

	March 31,	December 31,
(in thousands)	2022	2021
Demand (non-interest bearing)	$317,541	$320,089
Interest-bearing:
Interest-bearing demand	793,043	857,849
Savings	146,602	134,224
Time ($250,000 and over)	25,371	26,531
Other time	129,036	116,335
Total interest-bearing	1,094,052	1,134,939
Total deposits	$1,411,593	$1,455,028

Total deposits were $1.412 billion at March 31, 2022 and $1.455 billion at December 31, 2021. Interest-bearing deposits were $1.094 billion at March 31, 2022 and $1.135 billion at December 31, 2021. Non-interest-bearing deposits were $317.5 million at March 31, 2022 and $320.1 million at December 31, 2021.

Note 6. Borrowings

FNCB has an agreement with the FHLB of Pittsburgh which allows for borrowings, either overnight or term, up to a maximum borrowing capacity based on a percentage of qualifying loans pledged under a blanket pledge agreement. In addition to pledging loans, FNCB is required to purchase FHLB of Pittsburgh stock based upon the amount of credit extended. Loans that were pledged to collateralize borrowings under this agreement were $475.4 million at March 31, 2022 and $478.3 million at December 31, 2021. FNCB's maximum borrowing capacity was $389.4 million at March 31, 2022. There was $67.0 million in overnight advances and $10.0 million in term borrowings through the FHLB of Pittsburgh outstanding at March 31, 2022.

Advances through the Federal Reserve Bank Discount Window generally include short-term advances which are fully collateralized by certain pledged loans of $26.9 million under the Federal Reserve Bank's Borrower-in-Custody ("BIC") program.  There were no advances under the BIC program outstanding at March 31, 2022 and December 31, 2021. FNCB has available borrowing capacity of $20.4 million under this program at March 31, 2022.

At March 31, 2022 and December 31, 2021, borrowings also included $10.3 million in junior subordinated debentures issued by FNCB, with a scheduled maturity of December 15, 2036.

	March 31,	December 31,
(in thousands)	2022	2021
FHLB of Pittsburgh - overnight	$66,950	$-
FHLB of Pittsburgh - term	10,000	20,000
Subtotal FHLB of Pittsburgh advances	76,950	20,000
Junior subordinated debentures	10,310	10,310
Total borrowed funds	$87,260	$30,310

Note 7. Income Taxes

The following table presents a reconciliation between the effective income tax expense and the income tax expense that would have been provided at the federal statutory tax rate of 21.0% for the three months ended March 31, 2022 and 2021.

	For the Three Months Ended March 31,
	2022		2021
(dollars in thousands)	Amount	%	Amount	%
Provision at statutory tax rates	$1,107	21.00%	$1,431	21.00%
Add (deduct) tax effects of:
Tax-free interest income	(201)	(3.81)%	(183)	(2.68)%
Non-deductible interest expense	11	0.21%	11	0.17%
Bank-owned life insurance	(31)	(0.59)%	(114)	(1.68)%
Unrealized losses (gains) on equity securities	26	0.49%	(76)	(1.12)%
Other items, net	5	0.10%	(88)	(1.29)%
Income tax provision	$917	17.40%	$981	14.40%

Management evaluates the carrying amount of its deferred tax assets on a quarterly basis, or more frequently if necessary, in accordance with guidance set forth in ASC Topic 740 “Income Taxes,” and applies the criteria in the guidance to determine whether it is more likely than not that some portion, or all, of the deferred tax asset will not be realized within its life cycle, based on the weight of available evidence. Management performed an evaluation of FNCB’s deferred tax assets at March 31, 2022 taking into consideration all available positive and negative evidence at that time. Based on this evaluation, management believes that FNCB’s future taxable income will be sufficient to utilize its deferred tax assets. There was no valuation allowance for deferred tax assets recorded at March 31, 2022 and  December 31, 2021.

Note 8.  Related Party Transactions

In conducting its business, FNCB has engaged in, and intends to continue to engage in, banking and financial transactions with directors, executive officers and their related parties.

FNCB has granted loans, letters of credit and lines of credit to directors, executive officers and their related parties. The following table summarizes the changes in the total amounts of such outstanding loans, advances under lines of credit, net of any participations sold, as well as repayments during the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
(in thousands)	2022	2021
Balance, beginning of period	$71,437	$98,935
Additions, new loans and advances	15,362	8,210
Repayments	(10,009)	(4,647)
Balance, end of period	$76,790	$102,498

At March 31, 2022 there were no loans to directors, executive officers and their related parties that were not performing in accordance with the original terms of the loan agreements.

Deposits from directors, executive officers and their related parties held by the Bank at March 31, 2022 and  December 31, 2021 amounted to $148.8 million and $152.6 million, respectively. Interest paid on the deposits amounted to $38 thousand and $92 thousand for the three months ended March 31, 2022 and 2021, respectively.

In the course of its operations, FNCB acquires goods and services from, and transacts business with, various companies of related parties, which include, but are not limited to, fidelity bond and errors and omissions insurance, legal services, rent and repair of repossessed automobiles for resale. For 2021, goods and services acquired from related parties also included employee health insurance. FNCB recorded payments to related parties for goods and services of $90 thousand and $362 thousand for the three months ended March 31, 2022 and 2021, respectively.

Note 9. Commitments and Contingencies

Leases

FNCB is obligated under operating leases for certain bank branches, office space, automobiles and equipment. Operating lease right of use ("ROU") assets represent FNCB's right to use an underlying asset during the lease term and operating liabilities represent FNCB's obligation to make lease payments under the lease agreement. ROU assets and operating lease liabilities are recognized at lease commencement based on the present value of the remaining lease payments using a discount rate that represents FNCB's incremental borrowing rate at the commencement date. ROU assets are included in other assets and operating lease liabilities are included in other liabilities in the consolidated statements of financial condition. As of March 31, 2022, ROU assets and lease liabilities were $2.9 million and $3.2 million, respectively.

Operating lease expense associated with bank branches and office space is included in occupancy expense, while operating lease expenses associated with automobiles and office equipment are included in equipment expense in the consolidated statements of income. Total rental expense under leases amounted to $98 thousand and $97 thousand, respectively, at March 31, 2022 and 2021.

The following table summarizes the maturity of remaining operating lease liabilities as of March 31, 2022:

(in thousands)	March 31, 2022
2022	$272
2023	368
2024	323
2025	328
2026	329
2027 and thereafter	2,271
Total lease payments	3,891
Less: imputed interest	731
Present value of operating lease liabilities	$3,160

The following table presents other information related to our operating leases:

(dollars in thousands)	March 31, 2022	March 31, 2021
Weighted-average remaining lease term (in years)	12.03	13.09
Weighted-average discount rate	3.28%	3.32%
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$125	$108

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

Note 10. Stock Compensation Plans

FNCB has a Long-Term Incentive Compensation Plan (“LTIP”) for directors, executives and key employees. The LTIP authorizes up to 1,200,000 shares of common stock for issuance and provides the Board of Directors with the authority to offer several different types of long-term incentives, including stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares. During the three months ended March 31, 2022 and 2021, the Board of Directors granted 71,860 and 66,065 shares of restricted stock, respectively, under the LTIP. At March 31, 2022, there were 608,729 shares of common stock available for award under the LTIP. For the three months ended March 31, 2022 and 2021, stock-based compensation expense, which is included in salaries and benefits expense in the consolidated statements of income, totaled $100 thousand and $80 thousand, respectively. Total unrecognized compensation expense related to unvested restricted stock awards was $1.6 million and $1.3 million at March 31, 2022 and 2021, respectively. Unrecognized compensation expense related to unvested shares of restricted stock is expected to be recognized over a weighted-average period of 4.08 years.

The following table summarizes the activity related to FNCB’s unvested restricted stock awards during the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022		2021
		Weighted-		Weighted-
		Average		Average
	Restricted	Grant Date	Restricted	Grant Date
(dollars in thousands)	Shares	Fair Value	Shares	Fair Value
Unvested restricted stock awards:
Total outstanding, beginning of period	174,297	$7.37	159,913	$7.07
Awards granted	71,860	9.64	66,065	7.98
Forfeitures	(1,382)	7.24	-	-
Shares vested	-	-	-	-
Total outstanding, end of period	244,775	$8.03	225,978	$7.34

Note 11. Regulatory Matters/Subsequent Event

FNCB’s ability to pay dividends to its shareholders is largely dependent on the Bank’s ability to pay dividends to FNCB. Bank regulations limit the amount of dividends that may be paid without prior approval of the Bank’s regulatory agency. For the three months ended March 31, 2022, cash dividends declared and paid by FNCB were $0.075 per share and $0.060 per share, for the three months ended March 31, 2021. FNCB offers a Dividend Reinvestment and Stock Purchase Plan (“DRP”) to its shareholders. For the three months ended March 31, 2022 and 2021, dividend reinvestment shares were purchased in open market transactions, however, shares under the optional cash purchase feature of the DRP were issued from authorized but unissued common shares. Common shares issued under the DRP for the three ended March 31, 2022 and 2021, totaled 1,310 and 3,207, respectively. Subsequent to March 31, 2022, on April 27, 2022 FNCB declared a cash dividend for the second quarter of 2022 of $0.075 per share, which is payable on  June 15, 2022 to shareholders of record as of June 1, 2022.

On January 26, 2022, FNCB's Board of Directors authorized a stock repurchase program under which up to 750,000 shares of FNCB's outstanding common stock may be acquired in the open market which commenced on March 4, 2022 and will expire on  December 31, 2022, pursuant to a trading plan that was adopted in accordance with Rule 10b5-1 of the Exchange Act. Under the program, shares are purchased from time to time at prevailing market prices, through open market transactions depending upon market conditions and administered through an independent broker. Repurchases are subject to SEC regulations as well as certain price, market volume and timing constraints specified in the trading plan. Under the program, the purchases will be funded from available working capital presently available to FNCB, and the repurchased shares will be returned to the status of authorized but unissued shares of Common Stock. There is not a guarantee as to the exact number of shares that will be repurchased by FNCB, and FNCB may discontinue at any time that management determines additional repurchases are no longer warranted. As of March 31, 2022, FNCB repurchased 307,514 shares at a weighted-average price per share of $9.69.

The holding company is considered a small bank holding company and is exempt from risk-based capital and leverage rules, including Basel III. FNCB and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on FNCB’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, FNCB and the Bank must meet specific capital guidelines that involve quantitative measures of FNCB's and the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. FNCB's and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Management believes, as of March 31, 2022 and December 31, 2021, that FNCB and the Bank met all applicable capital adequacy requirements.

Current quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the tables below) of Total capital, Tier I capital, and Tier I common equity (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). The following tables present summary information regarding the Bank’s risk-based capital and related ratios at March 31, 2022 and  December 31, 2021:

	FNCB Bank		Minimum Required For Capital Adequacy Purposes	Minimum Required For Capital Adequacy Purposes with Conservation Buffer	Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
(dollars in thousands)	Amount	Ratio	Ratio	Ratio	Ratio
March 31, 2022

Total capital (to risk-weighted assets)	$167,241	14.10%	8.00%	10.50%	10.00%

Tier I capital (to risk-weighted assets)	153,481	12.94%	6.00%	8.50%	8.00%

Tier I common equity (to risk-weighted assets)	153,481	12.94%	4.50%	7.00%	6.50%

Tier I capital (to average assets)	153,481	9.30%	4.00%	4.00%	5.00%

Total risk-weighted assets	1,186,085

Total average assets	1,649,636

	FNCB Bank		Minimum Required For Capital Adequacy Purposes	Minimum Required For Capital Adequacy Purposes with Conservation Buffer	Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
(dollars in thousands)	Amount	Ratio	Ratio	Ratio	Ratio
December 31, 2021

Total capital (to risk-weighted assets)	$161,957	14.64%	8.00%	10.50%	10.00%

Tier I capital (to risk-weighted assets)	148,958	13.46%	6.00%	8.50%	8.00%

Tier I common equity (to risk-weighted assets)	148,958	13.46%	4.50%	7.00%	6.50%

Tier I capital (to average assets)	148,958	8.92%	4.00%	4.00%	5.00%

Total risk-weighted assets	1,106,636

Total average assets	1,669,932

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

At March 31, 2022, FNCB owned 28 corporate debt securities with an aggregate amortized cost and fair value of $33.9 million and $33.7 million, respectively. At March 31, 2022, the market for seven corporate debt securities with an amortized cost and fair value of $11.0 million and $11.3 million, respectively, was not active, based on transaction criteria for similar instruments.  FNCB obtained valuations for these securities from a third-party service provider that prepared the valuations using a discounted cash flow approach.  Management takes measures to validate the service providers’ analysis and is actively involved in the valuation process, including reviewing and verifying the assumptions used in the valuation calculations. Results of a discounted cash flow test are significantly affected by variables such as the estimate of the probability of default, estimates of future cash flows, discount rates, prepayment rates and the creditworthiness of the underlying issuers.  FNCB considers these inputs to be unobservable Level 3 inputs because they are based on estimates about the assumptions market participants would use in pricing this type of asset and developed based on the best information available under the circumstances rather than on observable inputs. As it relates to fair value measurements, once each issuer is categorized and the forecasted default rates have been applied, the expected cash flows are modeled using the variables described above. Discount rates ranging from 3.62% to 4.65% were applied to the expected cash flows to estimate fair value. Management will continue to monitor the market for these securities to assess the market activity and the availability of observable inputs and will continue to apply these controls and procedures to the valuations received from FNCB's third-party service provider.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the financial assets and liabilities that were measured at fair value on a recurring basis at March 31, 2022, and  December 31, 2021, and the fair value hierarchy of the respective valuation techniques utilized by FNCB to determine the fair value:

	Fair Value Measurements at March 31, 2022
			Significant	Significant
		Quoted Prices	Other	Other
		in Active Markets	Observable	Unobservable
		for Identical Assets	Inputs	Inputs
(in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Available-for-sale debt securities:
U.S. treasuries	$35,014	$-	$35,014	$-
Obligations of state and political subdivisions	240,859	-	240,859	-
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	98,248	-	98,248	-
Collateralized mortgage obligations - commercial	3,525	-	3,525	-
Mortgage-backed securities	23,194	-	23,194	-
Private collateralized mortgage obligations	65,679	-	65,679	-
Corporate debt securities	33,661	-	22,396	11,265
Asset-backed securities	13,258	-	13,258	-
Negotiable certificates of deposit	695	-	695	-
Subtotal available-for-sale debt securities	514,133	-	502,868	11,265
Equity securities, at fair value	5,018	5,018	-	-
Derivative assets	1,184	-	1,184	-
Total financial assets	$520,335	$5,018	$504,052	$11,265

Financial liabilities:
Derivative liabilities	$386	$-	$386	$-
Total financial liabilities	$386	$-	$386	$-

	Fair Value Measurements at December 31, 2021
			Significant	Significant
		Quoted Prices	Other	Other
		in Active Markets	Observable	Unobservable
		for Identical Assets	Inputs	Inputs
(in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Available-for-sale debt securities:
U.S. treasuries	$36,355	$-	$36,355	$-
Obligations of state and political subdivisions	244,372	-	244,372	-
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	100,710	-	100,710	-
Collateralized mortgage obligations - commercial	3,727	-	3,727	-
Mortgage-backed securities	25,506	-	25,506	-
Private collateralized mortgage obligations	67,165	-	67,165	-
Corporate debt securities	32,063	-	19,718	12,345
Asset-backed securities	11,932	-	11,932	-
Negotiable certificates of deposit	736	-	736	-
Subtotal available-for-sale debt securities	522,566	-	510,221	12,345
Equity securities, at fair value	4,922	4,922	-	-
Derivative assets	363	-	363
Total financial assets	$527,851	$4,922	$510,584	$12,345

Financial liabilities:
Derivative liabilities	$99	$-	$99	$-
Total financial liabilities	$99	$-	$99	$-

There was one corporate debt security transferred from Level 3 hierarchy to Level 2 during the three months ended March 31, 2022. During the three months ended March 31, 2021, four corporate debt securities were transferred from Level 3 hierarchy to Level 2. The market for the transferred securities was previously not active and management obtained fair values from an independent third party that utilized a discounted cash flow model. Subsequently, in the period of transfer, management was able to obtain fair values for these securities from the independent pricing service used to price the remainder of the portfolio using significant other observable inputs.

The following table presents a reconciliation and statement of operations classifications of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3), which consisted entirely of corporate debt securities, for the three months ended March 31, 2022 and 2021.

Fair Value Measurements
Using Significant Unobservable Inputs (Level 3)
	Corporate Debt Securities
	For the Three Months Ended March 31,
(in thousands)	2022	2021
Balance at January 1,	$12,345	$16,424
Additions	-	1,750
Redemptions	-	-
Transfer to Level 2	(756)	(3,947)
Sales	-	-
Total gains or losses (realized/unrealized):
Included in earnings	-	-
Included in other comprehensive (loss) income	(324)	107
Balance at March 31,	$11,265	$14,334

Assets Measured at Fair Value on a Non-Recurring Basis

The following tables present assets and liabilities measured at fair value on a non-recurring basis at March 31, 2022 and  December 31, 2021, and additional quantitative information about the valuation techniques and inputs utilized by FNCB to determine fair value. All assets were measured using Level 3 inputs.

	March 31, 2022
	Fair Value Measurement			Quantitative Information
	Recorded	Valuation	Fair	Valuation	Unobservable	Value/
(in thousands)	Investment	Allowance	Value	Technique	Inputs	Range
Impaired loans - collateral dependent	$3,267	$-	$3,267	Appraisal of collateral	Selling cost	10.0%
Impaired loans - other	6,544	18	6,526	Discounted cash flows	Discount rate	3.00% - 8.75%
Other real estate owned	228	-	228	Appraisal of collateral/Sales contract	Selling cost	1.0%

	December 31, 2021
	Fair Value Measurement			Quantitative Information
	Recorded	Valuation	Fair	Valuation	Unobservable	Value/
(in thousands)	Investment	Allowance	Value	Technique	Inputs	Range
Impaired loans - collateral dependent	$3,208	$-	$3,208	Appraisal of collateral	Selling cost	10.0%
Impaired loans - other	6,765	26	6,739	Discounted cash flows	Discount rate	3.00% - 8.75%
Other real estate owned	920	-	920	Appraisal of collateral/Sales contract	Selling cost	1.0%

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

OREO properties are recorded at fair value less the estimated cost to sell at the date of FNCB’s acquisition of the property. Subsequent to acquisition of the property, the balance may be written down further. FNCB obtains certified external appraisals of real estate collateral underlying impaired loans and OREO and estimates fair value based on those appraisals. Other valuation sources may be used, including broker price opinions, letters of intent and executed sale agreements.

The following table summarizes the estimated fair values of FNCB’s financial instruments using an exit price notion at March 31, 2022 and at December 31, 2021.  FNCB discloses fair value information about financial instruments, whether or not recognized in the statements of financial condition, for which it is practicable to estimate that value. The fair value of financial instruments that are not measured at fair value in the financial statements were based on the exit price notion. The following estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, management judgment is required to interpret data and develop fair value estimates. Accordingly, the estimates below are not necessarily indicative of the amounts FNCB could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	Fair Value	March 31, 2022		December 31, 2021
(in thousands)	Measurement	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	Level 1	$24,102	$24,102	$99,020	$99,020
Available-for-sale debt securities	See previous table	514,133	514,133	522,566	522,566
Equity securities	Level 1	5,018	5,018	4,922	4,922
Restricted stock	Level 2	4,020	4,020	1,911	1,911
Loans and leases, net	Level 3	1,023,271	1,015,585	967,023	967,087
Accrued interest receivable	Level 2	4,870	4,870	4,643	4,643
Servicing rights	Level 3	249	558	268	526
Derivative assets	Level 2	1,191	1,184	371	363

Financial liabilities:
Deposits	Level 2	1,411,593	1,409,971	1,455,028	1,454,812
Borrowed funds	Level 2	87,260	87,247	30,310	30,310
Accrued interest payable	Level 2	57	57	49	49
Derivative liabilities	Level 2	388	386	96	99

Note 13. Earnings per Share

For FNCB, the numerator of both the basic and diluted earnings per share of common stock is net income available to common shareholders. The weighted-average number of common shares outstanding used in the denominator for basic earnings per common share is increased to determine the denominator used for diluted earnings per common share by the effect of potentially dilutive common share equivalents utilizing the treasury stock method. For the three months ended March 31, 2022 and 2021, common share equivalents consisted entirely of incremental shares of unvested restricted stock.

The following table presents the calculation of both basic and diluted earnings per share of common stock for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(in thousands, except share data)	2022	2021
Net income	$4,353	$5,833

Basic weighted-average number of common shares outstanding	19,935,288	20,242,262
Plus: Common share equivalents	36,825	11,344
Diluted weighted-average number of common shares outstanding	19,972,113	20,253,606

Income per common share:
Basic	$0.22	$0.29
Diluted	$0.22	$0.29

Note 14. Other Comprehensive Income

The following table summarizes the reclassifications out of accumulated other comprehensive income for the three months ended March 31, 2022 and 2021, comprised entirely of unrealized gains and losses on available-for-sale debt securities:

For the Three Months Ended March 31, 2022
(in thousands)	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Income
Available-for-sale debt securities:
Reclassification adjustment for net gains reclassified into net income	$-	Net gain on the sale of available-for-sale debt securities
Taxes	-	Income taxes
Net of tax amount	$-

	For the Three Months Ended March 31, 2021
(in thousands)	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Income
Available-for-sale debt securities:
Reclassification adjustment for net gains reclassified into net income	$(213)	Net gain on the sale of available-for-sale debt securities
Taxes	45	Income taxes
Net of tax amount	$(168)

The following table summarizes the changes in accumulated other comprehensive income, net of tax for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(in thousands)	2022	2021
Balance, beginning of period	$6,352	$13,886
Other comprehensive loss before reclassifications	(24,043)	(5,419)
Amount reclassified from accumulated other comprehensive income	-	(168)
Net other comprehensive loss during the period	(24,043)	(5,587)
Balance, end of period	$(17,691)	$8,299

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

This Quarterly Report on Form 10-Q should be read in conjunction with the more detailed and comprehensive disclosures included in the Annual Report on Form 10-K for the year ended December 31, 2021 for FNCB Bancorp, Inc. In addition, please read this section in conjunction with the consolidated financial statements and notes to consolidated financial statements contained elsewhere herein.

FNCB Bancorp, Inc. and its subsidiaries ("FNCB") are in the business of providing customary retail and commercial banking services to individuals, businesses and local governments and municipalities through its wholly-owned subsidiary, FNCB Bank, at its 16 full-service branch offices within its primary market area, Northeastern Pennsylvania.

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

These forward-looking statements include statements with respect to FNCB’s beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, that are subject to significant risks and uncertainties, and are subject to change based on various factors (some of which are beyond our control). The words “may,” “could,” “should,” “will,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “project,” “future” and similar expressions are intended to identify forward-looking statements. The following factors, among others, could cause FNCB’s financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the effect of the novel Coronavirus Disease 2019 ("COVID-19") pandemic on FNCB and its customers, the Commonwealth of Pennsylvania and the United States, related to the economy, overall financial stability and the global supply chain; the COVID-19 pandemic and measures taken to control its spread; government intervention in the U.S. financial system including the effects of recent legislative, tax, accounting and regulatory actions and reforms, including, but not limited to, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and the Tax Cuts and Jobs Act; political instability; the ability of FNCB to manage credit risk; weakness in the economic environment, in general, and within FNCB’s market area; the deterioration of one or a few of the commercial real estate loans with relatively large balances contained in FNCB’s loan portfolio; greater risk of loan defaults and losses from concentration of loans held by FNCB, including those to insiders and related parties; if FNCB’s portfolio of loans to small and mid-sized community-based businesses increases its credit risk; if FNCB’s ALLL is not sufficient to absorb actual losses or if increases to the allowance for loan and lease losses ("ALLL") were required; FNCB is subject to interest-rate risk and any changes in interest rates could negatively impact net interest income or the fair value of FNCB's financial assets; if management concludes that the decline in value of any of FNCB’s investment securities is other-than-temporary could result in FNCB recording an impairment loss; if FNCB’s risk management framework is ineffective in mitigating risks or losses to FNCB; if FNCB is unable to successfully compete with others for business; a loss of depositor confidence resulting from changes in either FNCB’s financial condition or in the general banking industry; if FNCB is unable to retain or grow its core deposit base; inability or insufficient dividends from its subsidiary, FNCB Bank; if FNCB loses access to wholesale funding sources; interruptions or security breaches of FNCB’s information systems; any systems failures or interruptions in information technology and telecommunications systems of third parties on which FNCB depends; security breaches; if FNCB’s information technology is unable to keep pace with growth or industry developments or if technological developments result in higher costs or less advantageous pricing; the loss of management and other key personnel; dependence on the use of data and modeling in both its management’s decision-making generally and in meeting regulatory expectations in particular; additional risk arising from new lines of business, products, product enhancements or services offered by FNCB; inaccuracy of appraisals and other valuation techniques FNCB uses in evaluating and monitoring loans secured by real property and other real estate owned; unsoundness of other financial institutions; damage to FNCB’s reputation; defending litigation and other actions; dependence on the accuracy and completeness of information about customers and counterparties; risks arising from future expansion or acquisition activity; environmental risks and associated costs on its foreclosed real estate assets; any remediation ordered, or adverse actions taken, by federal and state regulators, including requiring FNCB  to act as a source of financial and managerial strength for the FNCB Bank in times of stress;  costs arising from extensive government regulation, supervision and possible regulatory enforcement actions; new or changed legislation or regulation and regulatory initiatives; noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations; failure to comply with numerous "fair and responsible banking" laws; any violation of laws regarding privacy, information security and protection of personal information or another incident involving personal, confidential or proprietary information of individuals; any rulemaking changes implemented by the Consumer Financial Protection Bureau; non-compliance with the Paycheck Protection Act and its rules and regulations; inability to attract and retain its highest performing employees due to potential limitations on incentive compensation contained in proposed federal agency rulemaking; any future increases in FNCB Bank’s FDIC deposit insurance premiums and assessments; and the success of FNCB at managing the risks involved in the foregoing and other risks and uncertainties, including those detailed in FNCB’s filings with the SEC.

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

Readers should carefully review the risk factors described in the documents that FNCB periodically files with the SEC, including its Annual Report on Form 10-K for the year ended December 31, 2021.

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

FNCB’s accounting policies are fundamental to understanding management’s discussion and analysis of its financial condition and results of operations. Management has identified the policies on the determination of the ALLL, the valuation of securities and evaluation of securities for impairment, and income taxes to be critical, as management is required to make subjective and/or complex judgments about matters that are inherently uncertain and could be most subject to revision as new information becomes available.

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

On a quarterly basis, management evaluates individual investment securities in an unrealized loss position for other than temporary impairment (“OTTI”). The evaluation for OTTI requires the use of various assumptions, including but not limited to, the length of time an investment’s fair value is less than book value, the severity of the investment’s decline, any credit deterioration of the issuer, whether management intends to sell the security, and whether it is more-likely-than-not that FNCB will be required to sell the security prior to recovery of its amortized cost basis. Debt investment securities deemed to have OTTI are written down by the impairment related to the estimated credit loss, and the non-credit related impairment loss is recognized in other comprehensive income. FNCB did not recognize any OTTI charges on investment securities for the three months ended March 31, 2022 and 2021 within the consolidated statements of income.

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

In connection with determining the income tax provision or benefit, management considers maintaining liabilities for uncertain tax positions and tax strategies that it believes contain an element of uncertainty. Periodically, management evaluates each of FNCB’s tax positions and strategies to determine whether a liability for uncertain tax benefits is required. As of March 31, 2022 and December 31, 2021, management determined that FNCB did not have any uncertain tax positions or tax strategies and that no liability was required to be recorded.

Refer to Note 7, “Income Taxes,” of the notes to consolidated financial statements included in Item 1 hereof for additional information about income taxes.

New Authoritative Accounting Guidance and Accounting Guidance to be Adopted in Future Periods

Refer to Note 2, “New Authoritative Accounting Guidance,” of the notes to consolidated financial statements included in Item 1 hereof for information about new authoritative accounting guidance adopted by FNCB as of March 31, 2022, as well as new accounting guidance issued, but not previously reported, that will be adopted by FNCB in future periods.

Impact of the COVID-19 pandemic

Management continues to navigate and respond to the many challenges brought on by the COVID-19 pandemic. FNCB branches are open, and while fully operational, FNCB continues to follow CDC and Commonwealth of Pennsylvania guidance and take the necessary precautions to ensure the safety of its customers and its employees. During 2021, widespread availability and distribution of vaccines, including boosters, resulted in the lifting of restrictions, the reopening of the economy and improvement in economic growth across the United States and more specifically within our market area. However, lingering effects from the COVID-19 pandemic, including the effects of new variants, such as the X-E variant, continue to adversely impact employment markets and supply-chains affecting global, national, regional and local economies. The effects of the COVID-19 pandemic, along with other factors such as the war in Ukraine, have resulted in pronounced price inflation beginning in 2021 and continuing into 2022.

At March 31, 2022, FNCB had PPP loans still outstanding of $7.6 million, net of $0.4 million in net deferred origination fees, compared to $21.0 million outstanding in loans at December 31, 2021, net of $0.9 million in net deferred origination fees.  Management expects to receive forgiveness for the majority of the remaining balance of outstanding PPP loans by the end of the second quarter of 2022. Regarding our banking operations, commercial activity within our market area, while improving, remains volatile and has not returned to pre-pandemic levels. Management expects the effects of COVID-19 pandemic on the economy, overall financial stability and global supply chains, as well as increased or decreased governmental intervention in the U.S. financial system, to continue to impact FNCB's operations. At this time, management cannot determine or estimate the full magnitude of the impact and cannot provide any assurances as to the effect on FNCB's results of operations or financial position. The FNCB team will continue to work diligently to address any issues related to the COVID-19 pandemic in a safe and sound manner as they arise. Management believes that FNCB's balance sheet and capital position are strong and will allow FNCB to withstand any further challenges that may be presented.

Executive Summary

The following overview should be read in conjunction with this MD&A in its entirety.

FNCB recorded consolidated net income of $4.4 million, or $0.22 per basic and diluted common share, for the three months ended March 31, 2022, a decrease of $1.3 million, or 25.4%, compared to $5.8 million, or $0.29 per basic and diluted common share, for the three months ended March 31, 2021. The decrease in first quarter 2022 earnings was caused by increases in non-interest expense and the provision for loan and lease losses and a decrease in non-interest income, partially offset by an increase in net interest income. Non-interest expense increased $1.4 million, or 19.2%, to $8.5 million for the three months ended March 31, 2022 from $7.2 million for the same three months of 2021, which was largely due to costs associated with full implementation of FNCB's new product offering through 1st Equipment Finance. The provision for loan and lease losses increased $573 thousand, or 308.0% to $759 thousand for the first quarter of 2022 from $186 thousand for the same quarter of 2021, which reflected increases in outstanding loan balances. Non-interest income for the three months ended March 31, 2022, decreased $1.0 million, or 35.5%, to $1.8 million from $2.8 million for the three months ended March 31, 2021. The decrease in non-interest revenue primarily reflected reductions in net gains on the sales of available-for-sale debt securities and mortgage loans held for sale of $213 thousand and $224 thousand, respectively. FNCB also recorded a net loss on equity securities of $125 thousand for the first quarter of 2022, a reduction of $489 thousand, as compared to recording net gains of $364 thousand for the same quarter of 2021. Additionally, in the first quarter of 2021, FNCB received non-recurring income of $422 thousand related to a BOLI insurance settlement for a death benefit claim. Partially offsetting these reductions to earnings was a $1.4 million, or 12.2%, increase in net interest income to $12.8 million for the first quarter of 2022 from $11.4 million for the same period of 2021.

For the three months ended March 31, 2022 and 2021, the annualized return on average assets and the return on average equity was 1.08% and 11.31%, respectively, and 1.61% and 15.27%, respectively, for the same period of 2021. FNCB declared and paid dividends to holders of common stock of $0.075 per share for the three months ended March 31, 2022, a 25.0% increase compared to $0.060 per share for the same period of 2021.

Total assets decreased $14.8 million, or 0.9%, to $1.650 billion at March 31, 2022 from $1.664 billion at December 31, 2021. The change in total assets primarily reflected decreases in cash and cash equivalents and available-for-sale debt securities, partially offset by an increase in loans and leases. Cash and cash equivalents decreased $74.9 million, or 75.7%, to $24.1 million at March 31, 2022 from $99.0 million at December 31, 2021. Available-for-sale debt securities decreased $8.5 million, or 1.6%, to $514.1 million at March 31, 2022 from $522.6 million at December 31, 2021. Loans and leases, net of the allowance for loan and lease losses, increased to $1.023 billion at March 31, 2022 from $967.0 million at December 31, 2021, as increases were experienced across all loan categories due to strong organic demand, the new product offering and the acquisition of loans pools from third-party originators. Total deposits decreased $43.4 million, or 3.0%, to $1.412 billion at March 31, 2022 from $1.455 billion at December 31, 2021. Total borrowed funds increased $57.0 million, to $87.3 million, at March 31, 2022, which was comprised of $77.0 million in Federal Home Loan Bank ("FHLB") of Pittsburgh advances and $10.3 million in junior subordinated debentures, compared to $30.3 million in outstanding borrowings at December 31, 2021.

On January 26, 2022, FNCB's Board of Directors authorized a stock repurchase program under which up to 750,000 shares of FNCB's outstanding common stock may be acquired in the open market commencing no earlier than March 4, 2022 and expiring December 31, 2022, pursuant to a trading plan that was adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Under the program, shares are purchased from time to time at prevailing market prices, through open market transactions depending upon market conditions and administered through an independent broker. Repurchases are subject to SEC regulations as well as certain price, market volume and timing constraints specified in the trading plan. Under the program, the purchases will be funded from available working capital presently available to FNCB, and the repurchased shares will be returned to the status of authorized but unissued shares of Common Stock. There is not a guarantee as to the exact number of shares that will be repurchased by FNCB, and FNCB may discontinue at any time that management determines additional repurchases are no longer warranted. As of March 31, 2022, FNCB repurchased 307,514 shares for an approximate aggregate cost of $3.0 million.

Total shareholders’ equity decreased $24.1 million, or 14.8%, to $138.4 million at March 31, 2022 from $162.5 million at December 31, 2021.  The decrease in capital was primarily due to an accumulated other comprehensive loss of $17.7 million at March 31, 2022, compared to accumulated other comprehensive income of $6.3 million at December 31, 2021, which was principally caused by the depreciation in the fair value of FNCB's available-for-sale debt securities, net of deferred taxes. Also contributing to the reduction in capital was $3.0 million for the repurchase of common shares and $1.5 million in dividends declared and paid for the three months ended March 31, 2022. These reductions were partially offset by net income for the three months ended March 31, 2022 of $4.4 million. FNCB Bank's total risk-based capital and Tier 1 leverage ratios were 14.10% and 9.30% at March 31, 2022, respectively, compared to 14.64% and 8.92% at December 31, 2021, respectively.

Management Focus in 2022

For the remainder of 2022, management will continue to focus on expanding FNCB's comprehensive digital strategy to respond to evolving customer demands and create operational and delivery channel efficiencies. Specifically, in the fourth quarter of 2021, FNCB engaged a third-party service provider for the origination and underwriting of residential mortgages through their web-based platform. This new platform, which was implemented in April 2022, provides customers with secure, state-of-art technology to guide them through the entire mortgage origination process from application to closing and allows FNCB to focus on attracting new customers and deepening existing customer relationships. FNCB is also in the process of fully integrating a new business lending software, which is a fully digital infrastructure that supports future growth, allowing FNCB to expand market penetration, improve borrower response time, and enhance governance related to credit administration and underwriting. Lastly, FNCB has partnered with a FinTech company formed by veteran community bank executives and implemented its proprietary cloud-based data analytic platform. This analytic platform provides timely and unique insight into FNCB's deposit, loan and revenue demographics, allowing FNCB's management team to make informed decisions to drive revenue, manage risk and create operational efficiencies.

Summary of Performance

Net Interest Income

Net interest income, defined as the difference between (i) interest income, interest and fees on interest-earning assets, and (ii) interest expense, interest paid on deposits and borrowed funds, is the primary source of earnings for commercial banks. As such, it is the primary determinant of profitability for FNCB. Net interest income is impacted by variations in the volume, rate and composition of earning assets and interest-bearing liabilities, changes in general market rates and the level of non-performing assets. Interest income is presented on a fully tax-equivalent basis using the statutory corporate tax rate of 21.0% in 2022 and 2021.

In response to the economic fallout from the global COVID-19 pandemic, the Federal Open Market Committee ("FOMC") lowered the federal funds target rate 150 basis points in two emergency actions in March 2020. As a result, the target range for federal funds fell from 1.50%-1.75% at December 31, 2019 to 0.00%-0.25% at March 31, 2020 and had remained at these historically low levels through March 15, 2022. However, the recent increase in inflation resulted in the FOMC raising the target range for the federal funds rate 25 basis points at its meeting on March 16, 2022. The increase in the federal funds target rate resulted in a corresponding 25-basis point increase in the national prime rate to 3.50% on the same date. These actions, along with the FOMC indicating additional rate increases during 2022, resulted in a rise in general market interest rates at the end of the first quarter of 2022. Previously, the FOMC actions, along with sustained decreases in general market interest rates, had resulted in decreases in yields earned on earning-assets, as well as the rates paid on interest-bearing liabilities in 2021. Additionally, net interest income, earning-asset yields and the net interest margin were impacted by the origination, funding and forgiveness of PPP loans.

Net interest income on a tax-equivalent basis increased $1.4 million, or 12.1%, to $13.0 million for the three months ended March 31, 2022 from $11.6 million for the comparable period of 2021. The improvement in tax-equivalent net interest income primarily reflected an increase in tax-equivalent interest income of $1.0 million, or 7.8%, to $13.4 million for the first quarter of 2022 from $12.4 million for the same quarter of 2021, coupled with a decrease in interest expense of $0.4 million, or 52.0%, to $0.4 million from $0.8 million, primarily due to the reduction in funding costs. The tax-equivalent net interest margin, a key measurement used in the banking industry to measure income from earning assets relative to the cost to fund those assets, is calculated by dividing tax-equivalent net interest income by average interest-earning assets.  FNCB’s tax-equivalent net interest margin decreased 24 basis points to 3.35% for the first quarter of 2022 from 3.59% for the same quarter of 2021. Additionally, rate spread, the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities shown on a fully tax-equivalent basis, declined 20 basis points to 3.31% for the three months ended March 31, 2022 from 3.51% for the same three months of 2021.

For the three months ended March 31, 2022, tax-equivalent interest income increased $1.0 million, or 7.8%, to $13.4 million from $12.4 million for the three months ended March 31, 2021, which largely reflected higher volumes of average earning assets, partially offset by reductions in the tax-equivalent yields on earning assets. Total average earning assets increased $263.0 million, or 20.3%, to $1.559 billion for the three months ended March 31, 2022 from $1.296 billion for the same three months of 2021, which resulted in a corresponding increase in tax-equivalent interest income of $1.9 million. Specifically, total securities averaged $541.0 million for the first quarter of 2022, an increase of $179.0 million, or 49.5%, from $362.0 million for the first quarter of 2021. Additionally, average total loans and leases increased $79.9 million, or 8.7%, to $1.000 billion for the first quarter of 2022 from $920.4 million for the same quarter of 2021, which largely reflected strong organic loan demand, the new commercial equipment financing product offering, and purchases of loan pools from third-party originators. Increases in the average balances of securities and loans resulted in corresponding increases to tax-equivalent interest income of $1.1 million and $0.8 million, respectively, comparing the three months ended March 31, 2022 and 2021. The tax-equivalent yield on average earning assets for the first quarter of 2022 was 3.45%, a decrease of 40 basis points from 3.85% for the same quarter of 2021, which resulted in a $1.0 million decrease to tax-equivalent interest income.

The $0.4 million, or 52.0%, decrease in interest expense was primarily due to a 20-basis point reduction in the cost of funds to 0.14% for the three months ended March 31, 2022 from 0.34% for the same three months of 2021. Specifically, the average rate paid for interest-bearing deposits decreased 20 basis points to 0.12% for the first quarter of 2022 from 0.32% for the same period of 2021, resulting in a corresponding decrease to interest expense of $0.5 million. The average rates paid for interest-bearing demand and time deposits, which reflected the reduction in market interest rates and repricing of higher-costing time deposit upon maturity, decreased 13 basis points and 54 basis points, respectively, comparing the three months ended March 31, 2022 and 2021. The decrease in the cost of interest-bearing demand deposits and time deposits caused corresponding reductions to interest expense of $246 thousand and $214 thousand, respectively. Changing customer deposit preferences due to continued economic uncertainty coupled with supply-chain constraints and general rate environment, factored into deposit migration from time deposits into non-maturity deposits. Specifically, average interest-bearing deposits increased $112.6 million, or 11.3%, to $1.112 billion from $999.1 million comparing the first quarters of 2022 and 2021, respectively. Average interest-bearing demand deposits increased $130.7 million, or 18.8%, to $826.5 million for the first quarter of 2022 compared to $695.8 million for the same quarter of 2021, while average savings deposits increased $26.1 million, or 22.9%, to $140.5 million from $114.3 million comparing the first quarters of 2022 and 2021, respectively. Conversely, average time deposits decreased $44.3 million, or 23.4%, to $144.7 million for the three months ended March 31, 2022 from $189.0 million for the same three months of 2021.

The following table present the average balances of assets and liabilities, corresponding interest income and expense and resulting average yields or rates paid for the three months ended March 31, 2022 and 2021. Average balances are derived from average daily balances. The loan yields include amortization of deferred origination fees and costs which are considered adjustments to yields.

	Three Months Ended
	March 31, 2022			March 31, 2021
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Assets
Earning assets (2)(3)
Loans-taxable (4)	$946,201	$9,755	4.12%	$873,544	$9,401	4.30%
Loans-tax free (4)	54,096	439	3.25%	46,897	487	4.15%
Total loans (1)(2)	1,000,297	10,194	4.08%	920,441	9,888	4.30%
Securities-taxable	437,955	2,468	2.25%	286,128	1,968	2.75%
Securities-tax free	103,086	775	3.01%	75,876	615	3.24%
Total securities (1)(5)	541,041	3,243	2.40%	362,004	2,583	2.85%
Interest-bearing deposits in other banks and federal funds sold (8)	17,464	7	0.16%	13,490	3	0.09%
Total earning assets	1,558,802	13,444	3.45%	1,295,935	12,474	3.85%
Non-earning assets	91,083			187,490
Allowance for loan and lease losses	(12,689)			(12,189)
Total assets	$1,637,196			$1,471,236

Liabilities and Shareholders' Equity
Interest-bearing liabilities
Interest-bearing demand deposits	$826,528	195	0.09%	$695,794	380	0.22%
Savings deposits	140,487	22	0.06%	114,349	20	0.07%
Time deposits	144,656	107	0.30%	188,942	398	0.84%
Total interest-bearing deposits	1,111,671	324	0.12%	999,085	798	0.32%
Borrowed funds and other interest-bearing liabilities	47,346	82	0.69%	10,310	48	1.86%
Total interest-bearing liabilities	1,159,017	406	0.14%	1,009,395	846	0.34%
Demand deposits	308,830			294,525
Other liabilities	13,234			12,413
Shareholders' equity	156,115			154,903
Total liabilities and shareholder's equity	$1,637,196			$1,471,236

Net interest income/interest rate spread (6)		13,038	3.31%		11,628	3.51%
Tax equivalent adjustment		(255)			(231)
Net interest income as reported		$12,783			$11,397

Net interest margin (7)			3.35%			3.59%

(1)	Interest income is presented on a tax equivalent basis using a 21% rate.
(2)	Loans are stated net of unearned income.
(3)	Non-accrual loans are included in loans within earning assets.
(4)	Interest income on loans include net loan fees of $462 thousand and $1.0 million for the three months ended March 31, 2022 and 2021, respectively.
(5)	The yields for securities that are classified as available for sale is based on the average historical amortized cost.
(6)	Interest rate spread represents the difference between the average yield on interest earning assets and the cost of interest-bearing liabilities and is presented on a tax equivalent basis.
(7)	Net interest income as a percentage of total average interest earning assets.

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

	Three Months Ended March 31,
	2022 vs. 2021
	Increase (Decrease)
	Due to	Due to	Total
(in thousands)	Volume	Rate	Change
Interest income:
Loans - taxable	$760	$(406)	$354
Loans - tax free	68	(116)	(48)
Total loans	828	(522)	306
Securities - taxable	904	(404)	500
Securities - tax free	207	(47)	160
Total securities	1,111	(451)	660
Interest-bearing deposits in other banks and federal funds sold	1	3	4
Total interest income	1,940	(970)	970

Interest expense:
Interest-bearing demand deposits	61	(246)	(185)
Savings deposits	4	(2)	2
Time deposits	(77)	(214)	(291)
Total interest-bearing deposits	(12)	(462)	(474)
Borrowed funds and other interest-bearing liabilities	80	(46)	34
Total interest expense	68	(508)	(440)
Net interest income	$1,872	$(462)	$1,410

Provision for Loan and Lease Losses

The provision for loan and lease losses is an expense charged against net interest income to provide for probable losses attributable to uncollectible loans and leases and is based on management’s analysis of the adequacy of the ALLL. A release of reserves, resulting in a credit for loan and lease losses, reflects the reversal of amounts previously charged to the ALLL. Management closely monitors the loan portfolio and the adequacy of the ALLL by considering the underlying financial performance of the borrower, collateral values and associated credit risks. Future material adjustments may be necessary to the provision for loan and lease losses and the ALLL if economic conditions or loan performance differ substantially from the assumptions management considered in its evaluation of the ALLL. Despite continued economic uncertainty, global supply chain issues and inflationary pressures due to the COVID-19 pandemic and other factors such as the war in Ukraine, FNCB's asset quality metrics have remained favorable throughout 2021 and during the first three months of 2022. Management will continue to closely monitor FNCB's asset quality and adjust credit provisioning as appropriate. FNCB recorded a provision for loan and lease losses of $759 thousand for the three-month period ended March 31, 2022 compared to a $186 thousand provision for loan and lease losses for the three months ended March 31, 2021. The increase in provision was primarily attributable to the increase in loan volumes.

Non-interest Income

For the three months ended March 31, 2022, non-interest income decreased $1.0 million, or 35.5%, to $1.8 million from $2.8 million for the three months ended March 31, 2021. The decrease was largely due to reductions in net gains on equity securities, net gains on the sale of available-for-sale debt securities and net gains on the sale of mortgage loans held for sale, partially offset by an increase in deposit service charges. For the three months ended March 31, 2022, a net loss on equity securities totaled $125 thousand, a decrease of $489 thousand, or 134.3%, compared to a recorded gain on equity securities of $364 thousand for the same three months of 2021. Additionally, there were no net gains realized on the sale of available-for-sale debt securities during the three months ended March 31, 2022. Comparatively, net gains realized on the sale of available-for-sale debt securities were $213 thousand for the same three-month period of 2021. No net gains on the sale of mortgage loans held for sale were recognized for the first quarter of 2022, compared to $224 thousand for the same quarter of 2021. These reductions were partially offset by a $176 thousand, or 20.1%, increase in deposit service charges to $1.0 million for the three months ended March 31, 2022 compared to $874 thousand for the three months ended March 31, 2021.

Non-interest Expense

Non-interest expense increased $1.3 million, or 19.2% to $8.5 million for the three months ended March 31, 2022 from $7.2 million for the three months ended March 31, 2021, which primarily reflected increases in salaries and employee benefits, data processing expenses and other operating expenses. Salaries and employee benefits increased $922 thousand, or 24.7%, which included the increased costs of onboarding the 1st Equipment Finance team of lending professionals in the Bank's efforts to expand its equipment loan and lease portfolios. Data processing expenses increased $244 thousand, or 29.8%, to $1.1 million for the three months ended March 31, 2022, compared to $819 thousand for the same three months of 2021. Other operating expenses increased $151 thousand, or 19.5%, to $926 thousand for the first quarter of 2022, compared to $775 thousand for the same quarter of 2021.  These increases were partially offset by decreases of $61 thousand and $29 thousand in occupancy and equipment expenses, respectively, when comparing the first quarter of 2022 to 2021.

Provision for Income Taxes

FNCB recorded income tax expense of $917 thousand for the three months ended March 31, 2022, a decrease of $64 thousand, or 6.5%, compared to income tax expense of $981 thousand for the same period of 2021. The decrease in income tax expense primarily reflected a decrease in pre-tax net income of $1.5 million, or 22.7%, when comparing the three months ended March 31, 2022 and 2021. Despite the decrease in income tax expense, FNCB's effective tax rate increased to 17.40% at March 31, 2022 compared to 14.40% for the same period of 2021. The lower effective tax rate for 2021 reflected the recognition of $422 thousand of non-taxable income from a BOLI settlement received on a death benefit claim.

FINANCIAL CONDITION

Assets

Total assets were $1.650 billion at March 31, 2022, a decrease of $14.8 million, or 0.9%, from $1.664 billion at December 31, 2021. The change in total assets primarily reflected decreases in cash and cash equivalents and available-for-sale debt securities, partially offset by an increase in loans and leases, net of the ALLL. Cash and cash equivalents decreased $74.9 million, or 75.7%, to $24.1 million at March 31, 2022 from $99.0 million at December 31, 2021. Available-for-sale debt securities decreased $8.5 million, or 1.6%, to $514.1 million at March 31, 2022 from $522.6 million at December 31, 2021. Loans and leases, net of the ALLL, increased to $1.023 billion at March 31, 2022 from $967.0 million at December 31, 2021, as increases were experienced across all loan categories. Total deposits decreased $43.4 million, or 3.0%, to $1.412 billion at March 31, 2022 from $1.455 billion at December 31, 2021. Specifically, interest-bearing deposits decreased $40.9 million, or 3.6%, to $1.094 billion at March 31, 2022 from $1.135 billion at December 31, 2021. The decrease in interest-bearing deposits was coupled with a decrease in non-interest-bearing deposits of $2.5 million, or 0.8%. Conversely, total borrowed funds increased $57.0 million, to $87.3 million, at March 31, 2022 from $30.3 million at December 31, 2021. The increase was entirely related to an increase in advances through the FHLB of Pittsburgh. Total borrowed funds at March 31, 2022 were comprised of $77.0 million in FHLB of Pittsburgh advances and $10.3 million in junior subordinated debentures.

Cash and Cash Equivalents

Cash and cash equivalents decreased $74.9 million, or 75.7%, to $24.1 million at March 31, 2022 from $99.0 million at December 31, 2021. The decrease in cash and cash equivalents results primarily from the increase in loans and leases, coupled with a reduction in total deposits, partially offset by an increase in borrowed funds. Additionally, FNCB paid cash dividends totaling $0.075 per share for the three months ended March 31, 2022, an increase of 25.0% compared to dividends of $0.060 per share paid for the same period of 2021.

Securities

FNCB’s investment securities portfolio provides a source of liquidity needed to meet expected loan demand and interest income to increase profitability. Additionally, the investment securities portfolio is used to meet pledging requirements to secure public deposits and for other purposes. Debt securities are classified as either held-to-maturity or available-for-sale at the time of purchase based on management's intent. Held-to-maturity securities are carried at amortized cost, while available-for-sale securities are carried at fair value, with unrealized holding gains and losses reported as a component of shareholders’ equity in accumulated other comprehensive income (loss), net of tax. At March 31, 2022 and December 31, 2021, all debt securities were classified as available-for-sale. Equity securities with readily determinable fair values are carried at fair value, with gains and losses due to fluctuations in market value included in non-interest income in the consolidated statements of income. Securities with limited marketability and/or restrictions, such as FHLB of Pittsburgh stock, are carried at cost. Management monitors the investment portfolio regularly. Decisions to purchase or sell investment securities are based upon management’s current assessment of long- and short-term economic and financial conditions, including the interest rate environment and asset/liability management, liquidity and tax-planning strategies.

At March 31, 2022, FNCB's investment portfolio was comprised principally of available-for-sale debt securities including, fixed-rate, taxable and tax-exempt obligations of state and political subdivisions, and fixed-rate and floating-rate securities issued by U.S. government or U.S. government-sponsored agencies, which include mortgage-backed securities and residential and commercial collateralized mortgage obligations (“CMOs”). FNCB also holds investments, to a lesser extent, in private CMO's, corporate debt securities, asset-backed securities and U.S. Treasury securities. Additionally, FNCB holds equity investments in the common and preferred stock of certain publicly-traded and privately-held bank holding companies. Except for U.S. government and government-sponsored agencies, there were no securities of any individual issuer that exceeded 10.0% of shareholders’ equity at March 31, 2022.

The following table presents the carrying value of available-for-sale debt securities and equity securities with readily determinable fair values at March 31, 2022 and December 31, 2021:

Composition of the Investment Portfolio

	March 31, 2022		December 31, 2021
(dollars in thousands)	Fair Value	% of Portfolio	Fair Value	% of Portfolio
Available-for-sale debt securities:
U.S. treasuries	$35,014	6.81%	$36,355	6.96%
Obligations of state and political subdivisions	240,859	46.85%	244,372	46.76%
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	98,248	19.11%	100,710	19.27%
Collateralized mortgage obligations - commercial	3,525	0.69%	3,727	0.71%
Mortgage-backed securities	23,194	4.51%	25,506	4.88%
Private collateralized mortgage obligations	65,679	12.77%	67,165	12.85%
Corporate debt securities	33,661	6.55%	32,063	6.14%
Asset-backed securities	13,258	2.58%	11,932	2.28%
Negotiable certificates of deposit	695	0.13%	736	0.14%
Total available-for-sale debt securities	$514,133	100.00%	$522,566	100.00%

Equity securities, at fair value	$5,018		$4,922

Activity related to available-for-sale debt securities during the three months ended March 31, 2022 included the purchase of 29 available-for-sale debt securities with an aggregate principal balance of $34.5 million and a weighted-average yield of 2.53%.  The purchases were diversified across all major investment categories. Principal repayments and a decrease in the market value of the available-for-sale portfolio due to an increase in market interest rates entirely offset the increase due to the purchases. FNCB did not sell any available-for-sale debt securities during the three months ended March 31, 2022. During the three months ended March 31, 2021, FNCB sold three securities with an aggregate amortized cost of $2.8 million and realized a net gain on the sales of $213 thousand, which is included in non-interest income for the three months ended March 31, 2021.

The majority of FNCB's debt securities are fixed-rate instruments and inherently subject to interest rate risk, as the value of fixed-rate securities fluctuate with changes in interest rates. U.S. Treasury rates continued to increase during the first quarter of 2022 as the FOMC started to tighten monetary policy. Additionally, the yield curve flattened as, the spread between the 2-year and 10-year U.S. Treasury rates narrowed. The 2-year U.S. Treasury rate increased 155 basis points to 2.28% at March 31, 2022 from 0.73% at December 31, 2021, while the 10-year U.S. Treasury rate increased 80 basis points to 2.32% at March 31, 2022 from 1.52% at December 31, 2021. These increases resulted in a 75-basis point narrowing of the spread between the 2-year and 10-year U.S. Treasury rate to just 0.04% at March 31, 2022 from 0.79% at December 31, 2021. Generally, a security's value reacts inversely with changes in interest rates. Available-for-sale securities are carried at fair value, with unrealized gains or losses reported in the accumulated other comprehensive income or loss component of shareholder's equity net of deferred income taxes. At March 31, 2022, FNCB reported a net unrealized loss, included in accumulated other comprehensive loss, of $18.3 million, net of deferred income taxes of $4.9 million, a decrease of $24.5 million, or 398.7%, compared to net unrealized holding gains of $6.1 million, net of deferred income taxes of $1.6 million, at December 31, 2021. Any further increase in interest rates could result in further depreciation in the fair value of FNCB's securities portfolio and capital position. However, accumulated other comprehensive income and loss related to available-for-sale debt securities is excluded from regulatory capital and does not have an impact on FNCB's regulatory capital ratios.

Management continually monitors the investment portfolio for credit worthiness, value, and yield. Semi-annually, management engages a third-party consultant to review the municipal portfolio to determine if there is any undue credit risk within the portfolio. As part of the independent review, each security is compared to their "portfolio credit benchmark" to identify which securities may contain more than a minimal risk of payment default.  Based on their semi-annual review as of December 31, 2021, the third-party consultant concluded that each municipal security held within the portfolio met or exceeded the benchmark and that none of the securities required further review. The next third-party review is scheduled for June 30, 2022. Management also monitors municipal securities monthly using a third-party Municipal Surveillance Report that identifies events related to the issuer that may indicate a deterioration in credit quality. Management noted no such events during the first quarter of 2022.

The following table presents the weighted-average yields of available-for-sale debt securities by major category and maturity period at March 31, 2022. Yields are calculated on the basis of the amortized cost and weighted for the scheduled maturity of each security. The yields on tax-exempt obligations of state and political subdivisions are presented on a tax-equivalent basis using the federal corporate income tax rate of 21.0%. Because residential, commercial and private collateralized mortgage obligations, mortgage-backed securities and asset-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following summary.

Maturity Distribution of Available-for-Sale Debt Securities

	March 31, 2022
	Within One Year	>1 - 5 Years	6 - 10 Years	Over 10 Years	Collateralized Mortgage Obligations, Mortgage-Backed and Asset-Backed Securities	Total
Available-for-sale debt securities:
U.S. treasuries	-	1.26%	1.18%	-	-	1.19%
Obligations of state and political subdivisions	2.67%	2.98%	2.23%	2.79%	-	2.75%
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	-	-	-	-	1.63%	1.63%
Collateralized mortgage obligations - commercial	-	-	-	-	1.99%	1.99%
Mortgage-backed securities	-	-	-	-	2.29%	2.29%
Private collateralized mortgage obligations	-	-	-	-	2.40%	2.40%
Corporate debt securities	-	-	4.67%	-	-	4.67%
Asset-backed securities	-	-	-	-	1.99%	1.99%
Negotiable certificates of deposit	-	1.02%	-	-	-	1.02%
Weighted average yield	2.67%	2.82%	2.70%	2.79%	1.98%	2.45%

OTTI Evaluation

There was no OTTI recognized during the three months ended March 31, 2022 or 2021. For additional information regarding management’s evaluation of securities for OTTI, see Note 3, “Securities” of the notes to consolidated financial statements included in Item 1 to this Quarterly Report on Form 10-Q.

Restricted Securities

The following table presents the investment in FNCB’s restricted securities, which have limited marketability and are carried at cost, at March 31, 2022 and December 31, 2021. Management noted no indicators of impairment for the FHLB of Pittsburgh or Atlantic Community Banker’s Bank stock at March 31, 2022 and December 31, 2021.

	March 31,	December 31,
(in thousands)	2022	2021
Stock in Federal Home Loan Bank of Pittsburgh	$4,010	$1,901
Stock in Atlantic Community Banker's Bank	10	10
Total restricted securities, at cost	$4,020	$1,911

Loans and Leases

Total loans and leases, gross, increased $55.0 million, or 5.6%, to $1.036 billion at March 31, 2022 from $981.4 million at December 31, 2021. The growth in the loan portfolio reflected increases in all loan categories, which was primarily due to strong organic demand and the new commercial equipment financing product line. In addition, FNCB purchased individual loans and loan pools originated by third-party originators, to enhance interest income revenue streams and diversify the loan portfolio. Loan purchases during the first quarter of 2022 included commercial equipment financing, residential mortgage loans and secured and unsecured consumer loans.

During the fourth quarter of 2021, FNCB expanded its commercial credit product offerings to include commercial equipment financing, through simple interest loans, and direct finance and municipal leases. FNCB hired a team of experienced professionals to initiate this lending program, which is doing business under the name of 1st Equipment Finance. The majority of equipment financing is originated through indirect, third-party dealers. As of March 31, 2022, simple interest loans and municipal leases originated under this initiative were $23.0 million and $3.1 million, respectively.  Simple interest loans are included in commercial and industrial loans, while municipal leases are included in state and municipal subdivision loans.

Also, included in commercial and industrial loans and leases at March 31, 2022 and December 31, 2021 were $8.0 million and $21.9 million, respectively, of loans originated under the Small Business Administration ("SBA") Payment Protection Program ("PPP"). Included in net deferred loan fees at March 31, 2022 and December 31, 2021, were $0.4 million and $1.0 million, respectively, in deferred loan origination fees, net of deferred loan origination costs, associated with the PPP loans. PPP loans are 100.0% guaranteed and may be forgiven by the SBA. Accordingly, there was no ALLL established for PPP loans at March 31, 2022 and December 31, 2021.

From a collateral standpoint, a majority of FNCB’s loan portfolio consists of loans secured by real estate. Real estate secured loans, which include commercial real estate, construction, land acquisition and development, and residential real estate loans, increased $29.4 million, or 4.6%, to $671.1million at March 31, 2022 from $641.7 million at December 31, 2021. Despite the increase, real estate secured loans represented 64.7% of gross loans at March 31, 2022 compared to 65.4% at December 31, 2021.

Commercial real estate loans increased $7.6 million, or 2.1%, to $373.6 million at March 31, 2022 from $366.0 million at December 31, 2021. Commercial real estate loans include long-term commercial mortgage financing and are primarily secured by first or second lien mortgages. Commercial and industrial loans and leases, consist primarily of equipment loans, working capital financing, revolving lines of credit and loans secured by cash and marketable securities. In addition, commercial and industrial loans include PPP loans. Commercial and industrial loans increased $14.0 million, or 7.3%, to $207.1 million at March 31, 2022 from $193.1 million at December 31, 2021, which was primarily due to equipment loan origination through 1st Equipment Finance and the purchase of loan pools through third-party originators during the three months ended March 31, 2022, partially offset by forgiveness of PPP loans. Construction, land acquisition and development loans increased $8.2 million, or 19.7%, to $49.8 million at March 31, 2022 from $41.6 million at December 31, 2021.

Residential real estate loans include fixed-rate and variable-rate, amortizing mortgage loans, home equity term loans and home equity lines of credit ("HELOCs"). FNCB primarily underwrites fixed-rate residential mortgage loans for sale in the secondary market to reduce interest rate risk and provide funding for additional loans. Additionally, FNCB offers its proprietary “WOW” mortgage product, which is a non-saleable mortgage with maturity terms of 7.5 to 19.5 years that provides customers with an attractive fixed interest rate and low closing costs. Residential real estate loans totaled $248.2 million at March 31, 2022, an increase of $14.1 million, or 6.0%, from $234.1 million at December 31, 2021. The increase was largely due to strong demand for the WOW mortgage product, the balance of which increased $6.2 million, or 6.1%, to $107.2 million at March 31, 2022 from $101.0 million at December 31, 2021, coupled with the purchase of two pools of third-party originated residential mortgage loans totaling $4.9 million.

Consumer loans primarily include indirect automobile loans and secured and unsecured personal loans. Consumer loans increased by $9.2 million, or 10.8%, to $94.7 million at March 31, 2022 from $85.5 million at December 31, 2021. The increase in consumer loans was largely due to the purchase of consumer loan pools from third-party originators including $12.6 million in unsecured consumer loans and $1.9 million in consumer loans secured by chattel paper, net of principal repayments. Loans to state and political subdivisions increased $2.4 million, or 3.9%, to $63.5 million at March 31, 2022 from $61.1 million at December 31, 2021.

The following table presents loans and leases receivable, net by major category at March 31, 2022 and December 31, 2021:

Loan and Lease Portfolio Detail

	March 31, 2022		December 31, 2021
(in thousands)	Amount	% of Total Loans, Gross	Amount	% of Total Loans, Gross
Residential real estate	$247,699	23.90%	$234,113	23.86%
Commercial real estate	373,559	36.05%	366,009	37.29%
Construction, land acquisition and development	49,796	4.80%	41,646	4.24%
Commercial and industrial	207,146	19.99%	193,086	19.67%
Consumer	94,649	9.13%	85,522	8.72%
State and political subdivisions	63,527	6.13%	61,071	6.22%
Total loans and leases, gross	1,036,376	100.00%	981,447	100.00%
Unearned income	(638)		(1,442)
Net deferred loan origination costs (fees)	662		(566)
Allowance for loan and lease losses	(13,129)		(12,416)
Loans and leases, net	$1,023,271		$967,023

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

The following table presents information about non-performing assets and accruing TDRs at March 31, 2022 and December 31, 2021:

Non-performing Assets and Accruing TDRs

	March 31,	December 31,
(dollars in thousands)	2022	2021
Non-accrual loans	$3,864	$3,863
Loans past due 90 days or more and still accruing	-	-
Total non-performing loans	3,864	3,863
Other real estate owned	228	920
Other non-performing assets	1,773	1,773
Total non-performing assets	$5,865	$6,556

Accruing TDRs	$6,455	$6,666
Non-performing loans as a percentage of gross loans	0.37%	0.39%

FNCB's asset quality was favorable during the first quarter of 2022. Total non-performing assets decreased $0.7 million, or 10.5%, to $5.9 million at March 31, 2022 from $6.6 million at December 31, 2021. The improvement which primarily reflected the payoff of one bank owned property that was held in OREO with a recorded investment of $692 thousand, while non-accrual loans were relatively constant, comparing March 31, 2022 to December 31, 2021. FNCB’s ratio of non-performing loans to total gross loans improved to 0.37% at March 31, 2022 from 0.39% at December 31, 2021. Additionally, there were no loans modified as TDRs during the three months ended March 31, 2022 and 2021.

OREO consists of property acquired by foreclosure, abandonment or conveyance of deed in-lieu of foreclosure of a loan, and bank premises that are no longer used for operation or for future expansion. OREO is held for sale and is initially recorded at fair value less estimated costs to sell at the date of acquisition or transfer, which establishes a new cost basis. Upon acquisition of the property through foreclosure or deed-in-lieu of foreclosure, any adjustment to fair value less estimated selling costs is recorded to the ALLL. The determination is made on an individual asset basis. Bank premises no longer used for operations or future expansion are transferred to OREO at fair value less estimated selling costs with any related write-down included in non-interest expense. Subsequent to acquisition, valuations are periodically performed, and the assets are carried at the lower of cost or fair value less estimated cost to sell. Fair value is determined through external appraisals, current letters of intent, broker price opinions or executed agreements of sale, unless management determines that conditions exist that warrant an adjustment to the value. Costs relating to the development and improvement of the OREO properties may be capitalized; holding period costs and any subsequent changes to the valuation allowance are charged to expense as incurred. At March 31, 2022, OREO consisted of one, bank-owned commercial property with a carrying value of $228 thousand. At December 31, 2021, OREO consisted of two, bank-owned properties with an aggregate carrying value of $920 thousand. During the first quarter of 2022, FNCB sold one of the properties, a parcel of land that was previously held for future expansion. FNCB realized a gain of $3 thousand on the sale, which is included in other income in the consolidated statements of income for the three months ended March 31, 2022.

Other non-performing assets was comprised solely of a classified account receivable, the balance of which was $1.8 million at both March 31, 2022 and at December 31, 2021. The receivable is secured by an evergreen letter of credit that was received in 2011 as part of a settlement agreement for a large construction, land acquisition and development loan for a residential development project in the Pocono region of Monroe County, Pennsylvania. The agreement provides for payment to FNCB as real estate building lots are sold. The project was stalled due to a decline in real estate values in this area following the financial crisis of 2008. In 2019, economic development in this market area began improving and the developer for this project had resumed construction activity, including the completion of substantial infrastructure, and had increased marketing and sales initiatives related to the project. To date, no single-unit lots have been sold, however, the developer completed the construction of a seven-unit building that houses timeshare units and owners began occupying the units in the fourth quarter of 2020. In 2020, management negotiated a repayment plan with the developer. FNCB received the first payment of $127 thousand in the second quarter of 2021. Management continues to closely monitor this project and became aware that construction on a second seven-unit building has started in early 2022. While the repayment plan has commenced, economic uncertainty and volatility associated with the COVID-19 pandemic and other factors are still unknown and could negatively impact the timing of sales and payments.

The following table presents the changes in non-performing loans for the three months ended March 31, 2022 and 2021. Loan foreclosures represent recorded investment at time of foreclosure not including the effect of any guarantees.

Changes in Non-Performing Loans

	Three Months Ended March 31,
(in thousands)	2022	2021
Balance, beginning of period	$3,863	$5,581
Loans newly placed on non-accrual	234	391
Loans returned to performing status	-	(224)
Loans charged-off	(75)	(346)
Loan payments received	(158)	(560)
Balance, end of period	$3,864	$4,842

The average balance of impaired loans was $9.9 million and $11.3 million, respectively, for the three months ended March 31, 2022 and 2021. FNCB recognized $73 thousand and $78 thousand of interest income on impaired loans for the three months ended March 31, 2022 and 2021, respectively.

The additional interest income that would have been earned on non-accrual and restructured loans had the loans been performing in accordance with their original terms for the three months ended March 31, 2022 approximated $43 thousand and $60 thousand for the same quarter of 2021.

The following table presents accruing loan delinquencies and non-accrual loans as a percentage of gross loans at March 31, 2022 and December 31, 2021:

Loan Delinquencies and Non-Accrual Loans

	March 31,	December 31,
	2022	2021
Accruing:
30-59 days	0.17%	0.13%
60-89 days	0.01%	0.03%
90+ days	0.00%	0.00%
Non-accrual	0.37%	0.39%
Total delinquencies	0.55%	0.55%

FNCB's delinquency rates were relatively stable during the first quarter of 2022. Total delinquent loans, including non-accrual loans, were $5.7 million, or 0.55% of gross loans, at March 31, 2022, and $5.4 million, or 0.55% of gross loans, at December 31, 2021. The slight increase in delinquent loan balances, was due to an increase in accruing loans past due 30-59 days slightly offset by a decrease in accruing loans past due 60-89 days, while the level of non-accrual loans remained constant at $3.9 million, comparing balances at March 31, 2022 and December 31, 2021.

While FNCB's asset quality has remained favorable, management believes continued economic uncertainty associated with the COVID-19 pandemic, supply-chain constraints and further increases in inflation and supply-chain constraints could have a negative impact on asset quality. These factors, including further disruption to economic activity due to an acceleration in COVID-19 cases, the effects of new variants, and any related actions taken to mitigate spread, could affect borrowers' ability to repay loans, which may result in increases in loan delinquencies, non-performing loans and loan charge-offs.

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

The ALLL equaled $13.1 million at March 31, 2022, compared to $12.4 million at December 31, 2021. The increase resulted from a provision for loan and lease losses of $759 thousand, offset by $46 thousand in net charge-offs for March 31, 2022. The ALLL consists of both specific and general components. The component of the ALLL that is related to impaired loans that are individually evaluated for impairment, the guidance for which is provided by ASC 310 “Impairment of a Loan” (“ASC 310”), was $18 thousand at March 31, 2022, compared to $26 thousand at December 31, 2021. A general allocation of $13.1 million was calculated for loans analyzed collectively under ASC 450 “Contingencies” (“ASC 450”), which represented nearly 100% of the total ALLL of $13.1 million. Comparatively, at December 31, 2021, the general allocation for loans collectively analyzed for impairment amounted to $12.4 million, or 99.8%, of the total ALLL. Included in the general component of the ALLL was an unallocated reserve of $1.1 million, at both March 31, 2022 and December 31, 2021. Based on its evaluations, management may establish an unallocated component to cover any inherent losses that exist as of the evaluation date, but which may not have been identified under the methodology. In 2020, management adjusted the qualitative factors for the potential effect of economic and employment uncertainty and distribution due to the global pandemic into its evaluation. Based on continued economic uncertainty related to the pandemic, management believes the level of the unallocated reserve continues to be appropriate at March 31, 2022. As of March 31, 2022, management is not aware of any asset quality deterioration and FNCB has not experienced an increase in credit losses related to the pandemic. Management continues to monitor the loan portfolio for any potential adverse impact to FNCB's asset quality. The ratio of the ALLL to total loans remained constant at 1.27% of total loans, net of net deferred loan origination fees and unearned income at both March 31, 2022 and at December 31, 2021.

The following table presents an allocation of the ALLL by major loan category and percent of loans in each category to total loans at March 31, 2022 and December 31, 2021:

Allocation of the ALLL

	March 31, 2022		December 31, 2021
		Percentage		Percentage
		of Loans		of Loans
		in Each		in Each
		Category		Category
	Allowance	to Total	Allowance	to Total
(dollars in thousands)	Amount	Loans	Amount	Loans
Residential real estate	$2,196	23.90%	$2,081	23.86%
Commercial real estate	4,424	36.05%	4,530	37.29%
Construction, land acquisition and development	538	4.80%	392	4.24%
Commercial and industrial	3,092	19.99%	2,670	19.67%
Consumer	1,259	9.13%	1,159	8.72%
State and political subdivisions	491	6.13%	455	6.22%
Unallocated	1,129	-	1,129	-
Total	$13,129	100.00%	$12,416	100.00%

The following table presents an analysis of the ALLL by loan category for the three months ended March 31, 2022 and 2021:

Reconciliation of the ALLL

	For the Three Months Ended March 31,
(dollars in thousands)	2022	2021
Balance at beginning of period	$12,416	$11,950
Charge-offs:
Residential real estate	3	-
Commercial real estate	-	-
Construction, land acquisition and development	-	-
Commercial and industrial	19	19
Consumer	73	342
State and political subdivisions	-	-
Total charge-offs	95	361
Recoveries of charged-off loans:
Residential real estate	-	3
Commercial real estate	-	46
Construction, land acquisition and development	-	-
Commercial and industrial	4	25
Consumer	45	227
State and political subdivisions	-	-
Total recoveries	49	301
Net charge-offs	46	60
Provision for loan and lease losses	759	186
Balance at end of period	$13,129	$12,076

Net charge-offs as a percentage of average loans	0.00%	0.01%

Allowance for loan and lease losses as a percentage of loans, net	1.27%	1.30%

Allowance for loan and lease losses to nonaccrual loans	339.78%	249.40%

Liabilities

Total liabilities consist primarily of total deposits and borrowed funds. During the three months ended March 31, 2022, total liabilities increased 9.3 million, or 0.6%, to $1.511 billion at March 31, 2022 from $1.502 billion at December 31, 2021, primarily due to the increase in borrowed funds, partially offset by a reduction in total deposits. Total deposits were $1.412 billion at March 31, 2022, a decrease of $43.4 million, or 3.0%, from $1.455 billion at December 31, 2021. Interest-bearing deposits decreased $40.9 million, or 3.6%, to $1.094 billion at March 31, 2022 from $1.135 billion at December 31, 2021. Specifically, interest-bearing demand deposits decreased $64.8 million, or 7.6%, to $793.0 million at March 31, 2022, compared to $857.8 million at December 31, 2021, which primarily reflected cyclical deposit trends of FNCB's municipal customers. Partially offsetting this decrease was a $12.4 million, or 9.2%, increase in savings deposits, coupled with a $11.5 million, or 8.1%, increase in time deposits at March 31, 2022 compared to December 31, 2021. The increase in time deposits was primarily concentrated in wholesale deposits originated through the IntraFi® Network and Qwickrate, a national listing service. FNCB utilized these wholesale sources as an alternative to additional advances through the FHLB of Pittsburgh. Non-interest-bearing demand deposits decreased $2.6 million, or 0.8%, to $317.5 million at March 31, 2022 from $320.1 million at December 31, 2021. Total borrowed funds increased $57.0 million, or 187.9%, to $87.3 million at March 31, 2022 from $30.3 million at December 31, 2021, which was comprised of $77.0 million in FHLB of Pittsburgh advances and $10.3 million in junior subordinated debentures.

Equity

Total shareholders’ equity decreased $24.1 million, or 14.8%, to $138.4 million at March 31, 2022 from $162.5 million at December 31, 2021.  The decrease in capital was primarily due to an accumulated other comprehensive loss of $17.7 million at March 31, 2022, compared to accumulated other comprehensive income of $6.3 million at December 31, 2021, which was principally caused by depreciation in the fair value of FNCB's available-for-sale debt securities, net of deferred taxes. Also contributing to the reduction in capital was $3.0 million for the repurchase of common shares and $1.5 million in dividends declared and paid for the three months ended March 31, 2022. These reductions were partially offset by net income for the three months ended March 31, 2022 of $4.4 million. FNCB Bank's total risk-based capital and Tier 1 leverage ratios were 14.10% and 9.30% at March 31, 2022, respectively, compared to 14.64% and 8.92% at December 31, 2021, respectively.

On January 26, 2022, FNCB's Board of Directors authorized a stock repurchase program under which up to 750,000 shares of FNCB's outstanding common stock may be acquired in the open market. Repurchases are subject to SEC regulations as well as certain price, market volume and timing constraints specified in the trading plan, and the repurchased shares will be returned to the status of authorized but unissued shares of Common Stock. During the three months ended March 31, 2022, FNCB repurchased 307,514 shares at a weighted-average price per share of $9.69, or $3.0 million in aggregate. There is not a guarantee as to the exact number of shares that will be repurchased by FNCB, and FNCB may discontinue at any time that management determines additional repurchases are no longer warranted.

The Bank's total regulatory capital increased $5.3 million to $167.3 million at March 31, 2022 from $162.0 million at December 31, 2021. FNCB Bank's total risk-based capital and Tier 1 leverage ratios were 14.13% and 9.30% at March 31, 2022, respectively, compared to 14.64% and 8.92% at December 31, 2021, respectively. The Bank's risk-based capital ratios exceeded the minimum regulatory capital ratios required for well capitalized under prompt corrective action regulations. Based on the most recent notification from its primary regulator, the Bank was considered well capitalized at March 31, 2022 and December 31, 2021. There were no conditions or events since that notification that management believes would have changed this capital designation.

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

The statements of cash flows present the change in cash and cash equivalents from operating, investing and financing activities. Cash and due from banks and interest-bearing deposits in other banks, which comprise cash and cash equivalents, are FNCB’s most liquid assets. At March 31, 2022, cash and cash equivalents totaled $24.1 million, a decrease of $74.9 million compared to $99.0 million at December 31, 2021. For the three months ended March 31, 2022 net cash outflows used in investing activities were only partially offset by net cash inflows provided by operating and financing activities. Net cash used in investing activities totaled $88.0 million for the three months ended March 31, 2022. Specifically, FNCB's net lending activities used $56.4 million in net cash. This cash outflow was coupled with cash used for purchases of available-for-sale debt securities of $33.9 million, $3.0 million for the purchase of bank-owned life insurance and $2.1 million on the purchase of restricted stock. Partially offsetting these outflows were cash inflows received from maturities, calls and repayments of available-for-sale debt securities totaling $11.8 million and $695 thousand from the proceeds from the sale of other real estate owned. Regarding FNCB's operating activities, net income of $4.4 million for the three months ended March 31, 2022 was almost entirely offset by reconciling adjustments, providing net cash of just $7 thousand. Financing activities for the three months ended March 31, 2022 provided $9.0 million in net cash, which resulted primarily from the net proceeds from borrowed funds of $56.9 million, offset by a $43.4 million decline in total deposits coupled with $3.0 million in FNCB stock repurchases and $1.5 million in cash dividends paid.

Management is actively monitoring FNCB's liquidity position and capital adequacy in light of the changing circumstances related to economic uncertainty due to the ongoing pandemic, higher levels of inflation, rising interest rates and global implications of the war in Ukraine. While FNCB's liquidity position is favorable, management is keenly aware that changes in general economic conditions, including inflation, rising interest rates and situations related to the pandemic, among others, could pose potential stress on liquidity should deposits begin exiting the Bank or FNCB's asset quality deteriorates. Additionally, FNCB could experience an increase in the utilization of existing lines of credit as customers manage their own liquidity needs during this time of economic uncertainty. Bank liquidity has returned to normal cyclical manner, placing the Bank in a borrowing position for the first quarter of 2022. Management believes FNCB's current liquidity position and available sources of liquidity were sufficient to meet its cash flow needs and fulfill its obligations at March 31, 2022. In addition to cash and cash equivalents of $24.1 million at March 31, 2022, FNCB had ample sources of additional liquidity including approximately $389.4 million in available borrowing capacity from the FHLB of Pittsburgh and $20.4 million under the borrower-in-custody program through the Federal Reserve Bank of Philadelphia. FNCB also has available unsecured federal funds lines of credit totaling $72.0 million at March 31, 2022, as well as access to various wholesale deposit markets.

Impact of Inflation and Changing Prices

The preparation of financial statements in conformity with GAAP requires management to measure the FNCB’s financial position and operating results primarily in terms of historic dollars. Changes in the relative value of money due to inflation or recession are generally not considered. The primary effect of inflation on FNCB's operations is primarily related to increases in operating expenses. Management considers changes in interest rates to impact our financial condition and results of operations to a far greater degree than changes in prices due to inflation. Although interest rates are greatly influenced by changes in the inflation rate, they do not necessarily change at the same rate or in the same magnitude as the inflation rate. FNCB manages interest rate risk in several ways. Refer to “Interest Rate Risk” in Item 3 for further discussion. There can be no assurance that FNCB will not be materially adversely affected by future changes in interest rates, as interest rates are highly sensitive to many factors that are beyond its control. Additionally, inflation may adversely impact the financial condition of FNCB's borrowers and could impact their ability to repay their loans, which could negatively affect FNCB's asset quality through higher delinquency rates and increased charge-offs. Management will carefully consider the impact of inflation and rising interest rates on FNCB borrowers in managing credit risk related to the loan and lease portfolio.

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

While ALCO regularly performs a wide variety of simulations under various strategic balance sheet and treasury yield curve scenarios, the following results reflect FNCB’s sensitivity over the subsequent twelve months based on the following assumptions:

●	asset and liability levels using March 31, 2022 as a starting point;
●	cash flows are based on contractual maturity and amortization schedules with applicable prepayments derived from internal historical data and external sources; and
●	cash flows are reinvested into similar instruments so as to keep interest-earning asset and interest-bearing liability levels constant.

The following table illustrates the simulated impact of parallel and instantaneous interest rate shocks of +400 basis points, +200 basis points, and -100 basis points on net interest income and the change in economic value over a one-year time horizon from the March 31, 2022 levels:

	Rates +200		Rates +400		Rates -100
	Simulation Results	Policy Limit	Simulation Results	Policy Limit	Simulation Results	Policy Limit
Earnings at risk:
Percent change in net interest income	(7.9)%	(12.5)%	(14.8)%	(20.0)%	(4.6)%	(10.0)%

Economic value at risk:
Percent change in economic value of equity	(8.5)%	(20.0)%	(17.1)%	(35.0)%	(4.3)%	(10.0)%

Model results from the simulation at March 31, 2022 indicated that FNCB was liability sensitive in the near term, exhibiting some interest sensitivity to changes in interest rates over the next twelve months. According to the model results at March 31, 2022, in comparison to the base case, net interest income is expected to decrease 7.9% under a +200-basis point interest rate shock. Additionally, under a parallel shift in interest rates of +200 basis points, FNCB's economic value of equity ("EVE") is expected to decrease 8.5%. Comparatively, model results at December 31, 2021 estimated decreases in net interest income and EVE of 4.1% and 3.0% under a +200-basis point interest rate shock. The increase in exposure primarily reflected the change in FNCB's liquidity position from having excess cash at December 31, 2021 to a borrowing position at March 31, 2022. All modeled exposures to net interest income and EVE for the next twelve-month horizon are within internal ALCO policy guidelines.  Additionally, included in the model was the assumptions that FNCB would receive forgiveness for remaining PPP loans outstanding at March 31, 2022 and recognize the associated loan origination fees to interest income during the first six month of the model. Accordingly, results of model project a decrease to net interest income in the second half of Year 1 of the model based on these assumptions.

In response to the recent increase in inflation caused by continued economic uncertainty from the COVID-19 pandemic, global supply-chain constraints and the war in the Ukraine, among other factors, the FOMC raised the federal funds target rate 25 basis points on March 16, 2022 and indicated that additional rate increases would likely be necessary to control inflation. Model results at March 31, 2022 indicate that FNCB's asset/liability position becomes asset sensitive in Years 3-5 of the model, which would imply that net interest income would benefit from rising interest rates. This analysis does not represent a forecast for FNCB and should not be relied upon as being indicative of expected operating results. These simulations are based on numerous assumptions, including but not limited to, the nature and timing of interest rate levels, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment/replacements of asset and liability cash flows, and other factors. While assumptions reflect current economic and local market conditions, FNCB cannot make any assurances as to the predictive nature of these assumptions, including changes in interest rates, customer preferences, competition and liquidity needs, or what actions ALCO might take in responding to these changes.

As previously mentioned, as part of its ongoing monitoring, ALCO requires quarterly back testing of modeling results, which involves after-the-fact comparisons of projections with FNCB’s actual performance to measure the validity of assumptions used in the modeling techniques. As part of its quarterly review, management compared tax-equivalent net interest income recorded for the three months ended March 31, 2022 with tax-equivalent net interest income that was projected for the same three-month period. There was a positive variance between actual and projected tax-equivalent net interest income for the three-month period ended March 31, 2022 of approximately $159 thousand, or 1.25%. The variance primarily reflected additional loan growth actually experienced over that used in the model. ALCO performs a detailed rate/volume analysis between actual and projected results in order to continue to improve the accuracy of its simulation models.

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

For the three months ended March 31, 2022, FNCB did not engage in any off-balance sheet transactions that would have or would be reasonably likely to have a material effect on its consolidated financial condition.

Item 3 — Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in FNCB’s exposure to market risk during the three months ended March 31, 2022.  For discussion of FNCB’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in FNCB’s Form 10-K for the year ended December 31, 2021.

Item 4 — Controls and Procedures

FNCB’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of FNCB’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on that evaluation, FNCB’s Chief Executive Officer and Chief Financial Officer concluded FNCB’s disclosure controls and procedures were effective as of March 31, 2022.

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

There have been no changes in the status of the other litigation, if any, disclosed in FNCB’s Annual Report on Form 10-K for the year ended December 31, 2021.

Item 1A — Risk Factors.

There have been no material changes in the risk factors previously disclosed in FNCB's Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

FNCB did not issue any unregistered equity securities during the three months ended March 31, 2022.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Pursuant to the share repurchase program announced by FNCB on January 26, 2022, which expires on December 31, 2022, FNCB may repurchase up to 750,000 shares of its issued and outstanding common stock. The share repurchase program is intended to comply with the provisions of the safe harbor under Rule 10b-18 of the Exchange Act. The following table describes purchases by FNCB under the share repurchase program that settled during each period set forth in the table.  Prices in column (b) include commissions.  Cumulatively, as of March 31, 2022, FNCB had repurchased 307,514 of its shares under the program at a weighted average purchase price of $9.69 per share, or $3.0 million thousand in aggregate (including commissions). As of March 31, 2022, FNCB had the authority to repurchase an additional 442,486 shares under the stock repurchase program. Shares purchased during the three months ended March 31, 2022 under the repurchase program are summarized by month in the table below:

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total Number		Part of Publicly	May Yet be
	of Shares	Average Price	Announced	Purchased under
	Purchased	Paid Per Share	Programs	the Program
Period	(a)	(b)	(c)	(d)
January 27, 2022 to January 31, 2022	-	$-	-	750,000
February 1, 2022 to February 28, 2022	-	-	-	750,000
March 1, 2022 to March 31, 2022	307,514	9.69	307,514	442,486
Total	307,514	$9.69	307,514	442,486

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

Registrant:  FNCB BANCORP, INC.

Date: May 6, 2022	By:	/s/ Gerard A. Champi
Gerard A. Champi
President and Chief Executive Officer

Date: May 6, 2022	By:	/s/ James M. Bone, Jr.
James M. Bone, Jr., CPA
Executive Vice President and Chief Financial Officer
Principal Financial Officer

Date: May 6, 2022	By:	/s/ Stephanie A. Westington
Stephanie A. Westington, CPA
Senior Vice President and Chief Accounting Officer
Principal Accounting Officer