Form 10-Q
period 2022-09-30
FNCB Bancorp, Inc.
filed 2022-11-04
CIK 1035976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 19,681,327 shares as of October 31, 2022.

Part I - Financial Information

Item 1 - Financial Statements

FNCB BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(unaudited)

	September 30,	December 31,
(in thousands, except share data)	2022	2021
Assets
Cash and cash equivalents:
Cash and due from banks	$29,231	$16,651
Interest-bearing deposits in other banks	4,896	82,369
Total cash and cash equivalents	34,127	99,020
Available-for-sale debt securities	472,451	522,566
Equity securities, at fair value	5,496	4,922
Restricted stock, at cost	4,838	1,911
Loans held for sale	248	-
Loans and leases, net of allowance for loan and lease losses of $13,819 and $12,416	1,097,411	967,023
Bank premises and equipment, net	15,526	16,082
Accrued interest receivable	5,629	4,643
Bank-owned life insurance	37,036	33,494
Other assets	31,754	14,662
Total assets	$1,704,516	$1,664,323

Liabilities
Deposits:
Demand (non-interest-bearing)	$320,879	$320,089
Interest-bearing	1,181,747	1,134,939
Total deposits	1,502,626	1,455,028
Borrowed funds:
Federal Home Loan Bank of Pittsburgh advances	65,700	20,000
Junior subordinated debentures	10,310	10,310
Total borrowed funds	76,010	30,310
Accrued interest payable	101	49
Other liabilities	14,187	16,479
Total liabilities	1,592,924	1,501,866

Shareholders' equity
Preferred shares ($1.25 par)
Authorized: 20,000,000 shares at September 30, 2022 and December 31, 2021
Issued and outstanding: 0 shares at September 30, 2022 and December 31, 2021	-	-
Common shares ($1.25 par)
Authorized: 50,000,000 shares at September 30, 2022 and December 31, 2021
Issued and outstanding: 19,680,474 shares at September 30, 2022 and 19,989,875 shares at December 31, 2021	24,600	24,987
Additional paid-in capital	77,381	80,128
Retained earnings	61,737	50,990
Accumulated other comprehensive (loss) income	(52,126)	6,352
Total shareholders' equity	111,592	162,457
Total liabilities and shareholders’ equity	$1,704,516	$1,664,323

The accompanying notes to consolidated financial statements are an integral part of these statements.

FNCB BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share data)	2022	2021	2022	2021
Interest income
Interest and fees on loans and leases	$12,270	$10,696	$33,472	$30,724
Interest and dividends on securities:
Taxable	2,633	2,070	7,425	5,956
Tax-exempt	691	517	1,961	1,519
Dividends	163	55	353	176
Total interest and dividends on securities	3,487	2,642	9,739	7,651
Interest on interest-bearing deposits in other banks	19	31	34	35
Total interest income	15,776	13,369	43,245	38,410
Interest expense
Interest on deposits	1,001	582	1,671	2,098
Interest on borrowed funds:
Federal Home Loan Bank of Pittsburgh advances	736	-	1,009	-
Junior subordinated debentures	99	47	220	143
Total interest on borrowed funds	835	47	1,229	143
Total interest expense	1,836	629	2,900	2,241
Net interest income before provision (credit) for loan and lease losses	13,940	12,740	40,345	36,169
Provision (credit) for loan and lease losses	513	(513)	1,334	(172)
Net interest income after provision (credit) for loan and lease losses	13,427	13,253	39,011	36,341
Non-interest income
Deposit service charges	1,133	1,009	3,248	2,839
Net (loss) gain on the sale of available-for-sale debt securities	-	-	(35)	213
Net gain (loss) on equity securities	86	156	(121)	556
Net gain on the sale of mortgage loans held for sale	91	41	123	312
Loan-related fees	54	77	161	314
Income from bank-owned life insurance	200	139	542	402
Bank-owned life insurance settlement	-	-	-	426
Merchant services revenue	173	159	544	453
Other	404	261	1,126	810
Total non-interest income	2,141	1,842	5,588	6,325
Non-interest expense
Salaries and employee benefits	4,581	4,022	13,758	11,796
Occupancy expense	517	450	1,512	1,490
Equipment expense	314	319	954	1,005
Advertising expense	202	160	561	491
Data processing expense	974	961	3,046	2,665
Regulatory assessments	230	160	651	460
Bank shares tax	375	352	1,091	1,009
Professional fees	297	153	837	524
Insurance expense	167	137	477	425
Directors fees	229	230	388	401
Provision (credit) for off-balance sheet commitments	338	(85)	461	(213)
Other operating expenses	808	641	2,072	1,844
Total non-interest expense	9,032	7,500	25,808	21,897
Income before income tax expense	6,536	7,595	18,791	20,769
Income tax expense	1,101	1,244	3,265	3,356
Net income	$5,435	$6,351	$15,526	$17,413

Earnings per share
Basic	$0.28	$0.31	$0.79	$0.86
Diluted	$0.28	$0.31	$0.79	$0.86

Cash dividends declared per common share	$0.090	$0.075	$0.240	$0.195
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	19,687,766	19,997,021	19,765,814	20,152,934
Diluted	19,697,047	20,009,387	19,786,855	20,164,331

The accompanying notes to consolidated financial statements are an integral part of these statements.

FNCB BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Net income	$5,435	$6,351	$15,526	$17,413
Other comprehensive loss:
Unrealized losses on available-for-sale debt securities	(22,652)	(3,521)	(74,938)	(6,895)
Taxes	4,757	739	15,737	1,448
Net of tax amount	(17,895)	(2,782)	(59,201)	(5,447)

Reclassification adjustment for losses (gains) included in net income	-	-	35	(213)
Taxes	-	-	(7)	45
Net of tax amount	-	-	28	(168)

Derivative adjustments	214	15	880	198
Taxes	(45)	(3)	(185)	(42)
Net of tax amount	169	12	695	156
Total other comprehensive loss	(17,726)	(2,770)	(58,478)	(5,459)
Comprehensive (loss) income	$(12,291)	$3,581	$(42,952)	$11,954

The accompanying notes to consolidated financial statements are an integral part of these statements.

FNCB BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Three and Nine Months Ended September 30, 2022 and 2021
(unaudited)

(in thousands, except per share data)	Number of Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
For the three months ended:
Balances, June 30, 2021	20,102,602	$25,128	$80,591	$43,698	$11,197	$160,614
Net income for the period	-	-	-	6,351	-	6,351
Cash dividends paid, $0.075 per share	-	-	-	(1,499)	-	(1,499)
Restricted stock awards	-	-	99	-	-	99
Repurchase of common shares	(137,229)	(171)	(829)	-	-	(1,000)
Common shares issued under long-term incentive compensation plan	18,558	23	127	-	-	150
Common shares issued through dividend reinvestment/optional cash purchase plan	1,906	2	12	(9)	-	5
Other comprehensive loss, net of tax of $736	-	-	-	-	(2,770)	(2,770)
Balances, September 30, 2021	19,985,837	$24,982	$80,000	$48,541	$8,427	$161,950

Balances, June 30, 2022	19,675,557	$24,594	$77,233	$58,085	$(34,400)	$125,512
Net income for the period	-	-	-	5,435	-	5,435
Cash dividends paid, $0.090 per share	-	-	-	(1,772)	-	(1,772)
Restricted stock awards	-	-	112	-	-	112
Repurchase of common shares	(13,454)	(17)	(89)	-	-	(106)
Common shares issued under long-term incentive compensation plan	16,821	21	114	-	-	135
Common shares issued through dividend reinvestment/optional cash purchase plan	1,550	2	11	(11)	-	2
Other comprehensive loss, net of tax of $4,712	-	-	-	-	(17,726)	(17,726)
Balances, September 30, 2022	19,680,474	$24,600	$77,381	$61,737	$(52,126)	$111,592

For the nine months ended:
Balances, December 31, 2020	20,245,649	$25,307	$81,587	$35,080	$13,886	$155,860
Net income for the period	-	-	-	17,413	-	17,413
Cash dividends paid, $0.195 per share	-	-	-	(3,928)	-	(3,928)
Restricted stock awards	-	-	277	-	-	277
Repurchase of common shares	(330,759)	(413)	(1,984)	-	-	(2,397)
Common shares issued under long-term incentive compensation plan	62,796	78	72	-	-	150
Common shares issued through dividend reinvestment/optional cash purchase plan	8,151	10	48	(24)	-	34
Other comprehensive loss, net of tax of $1,451	-	-	-	-	(5,459)	(5,459)
Balances, September 30, 2021	19,985,837	$24,982	$80,000	$48,541	$8,427	$161,950

Balances, December 31, 2021	19,989,875	$24,987	$80,128	$50,990	$6,352	$162,457
Net income for the period	-	-	-	15,526	-	15,526
Cash dividends paid, $0.240 per share	-	-	-	(4,748)	-	(4,748)
Restricted stock awards	-	-	334	-	-	334
Repurchase of common shares	(384,830)	(481)	(3,155)	-	-	(3,636)
Common shares issued under long-term incentive compensation plan	71,510	89	46	-	-	135
Common shares issued through dividend reinvestment/optional cash purchase plan	3,919	5	28	(31)	-	2
Other comprehensive loss, net of tax of $15,545	-	-	-	-	(58,478)	(58,478)
Balances, September 30, 2022	19,680,474	$24,600	$77,381	$61,737	$(52,126)	$111,592

The accompanying notes to consolidated financial statements are an integral part of these statements.

FNCB BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
(in thousands)	2022	2021
Cash flows from operating activities:
Net income	$15,526	$17,413
Adjustments to reconcile net income to net cash provided by operating activities:
Investment securities amortization, net	2,260	1,445
Equity in trust	(7)	(4)
Depreciation of bank premises and equipment	1,163	1,169
Amortization of loan origination fees	(637)	(3,880)
Valuation adjustment for loan servicing rights	(3)	(16)
Stock-based compensation expense	469	427
Provision (credit) for loan and lease losses	1,334	(172)
Valuation adjustment for other real estate owned	-	(36)
Valuation adjustment for off-balance sheet commitments	461	(213)
Net loss (gain) on the sale of available-for-sale debt securities	35	(213)
Net loss (gain) on equity securities	121	(556)
Net gain on the sale of mortgage loans held for sale	(123)	(312)
Net gain on the sale of other real estate owned	(3)	-
Bank-owned life insurance settlement	-	(426)
Income from bank-owned life insurance	(542)	(402)
Proceeds from the sale of mortgage loans held for sale	6,888	7,352
Funds used to originate mortgage loans held for sale	(7,013)	(5,424)
Decrease in net deferred tax assets	-	391
Increase in accrued interest receivable	(986)	(307)
Decrease in other assets	(520)	(1,247)
Increase (decrease) in accrued interest payable	52	(52)
Decrease in other liabilities	(3,652)	(265)
Total adjustments	(703)	(2,741)
Net cash provided by operating activities	14,823	14,672

Cash flows from investing activities:
Maturities, calls and principal payments of available-for-sale debt securities	31,942	26,969
Proceeds from the sale of available-for-sale debt securities	2,372	2,981
Purchases of available-for-sale debt securities	(61,397)	(158,578)
Purchases of equity securities	(695)	(1,195)
Purchase of restricted stock	(2,927)	(81)
Net increase in loans and leases to customers	(131,015)	(53,217)
Proceeds from the sale of other real estate owned	695	178
Proceeds from bank-owned life insurance settlement	-	1,685
Purchase of bank-owned life insurance	(3,000)	(2,500)
Purchases of bank premises and equipment	(607)	(859)
Net cash used in investing activities	(164,632)	(184,617)

Cash flows from financing activities:
Net increase in deposits	47,598	194,618
Proceeds from Federal Home Loan Bank of Pittsburgh advances - overnight	65,700	-
Proceeds from Federal Home Loan Bank of Pittsburgh advances - term	10,000	-
Repayment of Federal Home loan Bank of Pittsburgh advances - term	(30,000)	-
Repurchase of common shares	(3,636)	(2,397)
Proceeds from issuance of common shares, net of discount	2	34
Cash dividends paid	(4,748)	(3,928)
Net cash provided by financing activities	84,916	188,327
Net (decrease) increase in cash and cash equivalents	(64,893)	18,382
Cash and cash equivalents at beginning of period	99,020	155,811
Cash and cash equivalents at end of period	$34,127	$174,193

Supplemental cash flow information
Cash paid during the period for:
Interest	$2,848	$2,293
Taxes	3,350	3,180
Other transactions:
Loans transferred to OREO	-	138
Lease liabilities arising from obtaining right-of-use assets	-	42

The accompanying notes to consolidated financial statements are an integral part of these statements.

FNCB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1.   Basis of Presentation

The consolidated financial statements of FNCB Bancorp, Inc. are comprised of the accounts of FNCB Bancorp, Inc., a registered bank holding company under the Bank Holding Company Act of 1956, and its wholly owned subsidiary, FNCB Bank (the “Bank”), as well as the Bank’s wholly owned subsidiaries (collectively, “FNCB”). The accounting and reporting policies of FNCB conform to accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all the information and accompanying notes required by GAAP for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included in the consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation. Prior period amounts have been reclassified when necessary to conform to the current period’s presentation. Such reclassifications did not have an impact on the operating results or financial position of FNCB. The operating results and financial position of FNCB for the three and nine months ended September 30, 2022  may not be indicative of future results of operations and financial position.

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

FNCB has evaluated events and transactions occurring subsequent to September 30, 2022, the balance sheet date, for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the issuance date of these consolidated financial statements. See Note 9, "Commitments and Contingencies" and Note 11, "Regulatory Matters" for information about events and transactions that have occurred subsequent to the balance sheet date.

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in FNCB’s audited financial statements, included in the Annual Report filed on Form 10-K as of and for the year ended December 31, 2021.

Note 2.   New Authoritative Accounting Guidance

Accounting Guidance to be Adopted in Future Periods

ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): “Measurement of Credit Losses on Financial Instruments,” replaces the current loss impairment methodology under GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to form credit loss estimates in an effort to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit. ASU 2016-13 is commonly referred to as Current Expected Credit Losses ("CECL") and will require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The amendments in this update affect entities holding financial assets and net investment in leases that are not accounted for at fair value through net income, including such financial assets as loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. On  June 17, 2016, the four federal financial institution regulatory agencies (the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the National Credit Union Administration, and the Office of the Comptroller of the Currency), issued a joint statement to provide information about ASU 2016-13 and the initial supervisory views regarding the implementation of the new standard. The joint statement applies to all banks, savings associations, credit unions and financial institution holding companies, regardless of asset size. The statement details the key elements of, and the steps necessary for, the successful transition to the new accounting standard. In addition, the statement notifies financial institutions that because the appropriate allowance levels are institution-specific amounts, the agencies will not establish benchmark targets or ranges for the change in institutions’ allowance levels upon adoption of the ASU, or for allowance levels going forward. Due to the importance of ASU 2016-13, the agencies encourage financial institutions to begin planning and preparing for the transition and state that senior management, under the oversight of the board of directors, should work closely with staff in their accounting, lending, credit risk management, internal audit, and information technology functions during the transition period leading up to, and well after, adoption. ASU 2016-13 was originally effective for public business entities that are registered with the U.S. Securities and Exchange Commission (“SEC”) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), including smaller reporting companies, for fiscal years beginning after  December 15, 2019, including interim periods within those fiscal years. All entities  may adopt the amendments in this ASU earlier as of the fiscal years beginning after  December 15, 2018, including interim periods within those fiscal years. On November 15, 2019, the FASB issued ASU 2019-10, "Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates," which finalized various effective date delays for private companies, not-for-profit organizations, and certain smaller reporting companies. Specifically, under ASU 2019-10, the effective date for implementation of CECL for smaller reporting companies, private companies and not-for-profits was extended to fiscal years, and interim periods within those years, beginning after December 15, 2022. FNCB is a smaller reporting company, and accordingly, will adopt this guidance on  January 1, 2023. FNCB has a CECL task group comprised of members of its finance, credit administration, lending, internal audit, loan operations and information systems units. The CECL task group understands the provisions of ASU 2016-13 and is currently in the process of implementing the new guidance. FNCB engaged a third-party consultant to assist and provide guidance to the task group in determining the appropriate methodology for each segment and evaluating qualitative factors and economic data to develop appropriate forecasts for integration into the model. As of September 30, 2022, the CECL task group has completed loan portfolio segmentation, has established loss methodologies using a discounted cash flow approach for quantitative pool reserves for each portfolio segment and is in the final stages of developing a scorecard framework for the qualitative adjustment. FNCB engaged another third-party consultant that has performed an independent validation of the model. Management is reviewing and implementing recommendations arising from the validation as appropriate, and evaluating the effect this guidance  may have on its operating results and/or financial position, including assessing any potential impact on its capital.

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

Note 3. Securities

Debt Securities

The following tables present the amortized cost, gross unrealized gains and losses, and the fair value of FNCB’s available-for-sale debt securities at September 30, 2022 and December 31, 2021:

	September 30, 2022
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(in thousands)	Cost	Gains	Losses	Value
Available-for-sale debt securities:
U.S. treasuries	$37,531	$-	$5,012	$32,519
Obligations of state and political subdivisions	260,412	42	35,341	225,113
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	95,381	-	12,294	83,087
Collateralized mortgage obligations - commercial	3,658	-	335	3,323
Mortgage-backed securities	20,585	2	2,708	17,879
Private collateralized mortgage obligations	75,589	-	8,119	67,470
Corporate debt securities	33,649	-	2,955	30,694
Asset-backed securities	12,040	-	330	11,710
Negotiable certificates of deposit	744	-	88	656
Total available-for-sale debt securities	$539,589	$44	$67,182	$472,451

	December 31, 2021
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(in thousands)	Cost	Gains	Losses	Value
Available-for-sale debt securities:
U.S. treasuries	$36,751	$1	$397	$36,355
Obligations of state and political subdivisions	235,489	9,651	768	244,372
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	101,321	1,158	1,769	100,710
Collateralized mortgage obligations - commercial	3,685	87	45	3,727
Mortgage-backed securities	25,467	263	224	25,506
Private collateralized mortgage obligations	68,137	60	1,032	67,165
Corporate debt securities	31,300	940	177	32,063
Asset-backed securities	11,907	42	17	11,932
Negotiable certificates of deposit	744	-	8	736
Total available-for-sale debt securities	$514,801	$12,202	$4,437	$522,566

Except for securities of U.S. government and government-sponsored agencies, there were no securities of any individual issuer that exceeded 10.0% of shareholders’ equity at September 30, 2022 and December 31, 2021.

The following table presents the maturity information of FNCB’s available-for-sale debt securities at September 30, 2022.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Because collateralized mortgage obligations, mortgage-backed securities and asset-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary.

	September 30, 2022
	Amortized	Fair
(in thousands)	Cost	Value
Amounts maturing in:
One year or less	$14,244	$14,105
After one year through five years	101,446	95,027
After five years through ten years	81,256	67,985
After ten years	135,390	111,865
Mortgage-backed securities	20,585	17,879
Collateralized mortgage obligations	174,628	153,880
Asset-backed securities	12,040	11,710
Total available-for-sale debt securities	$539,589	$472,451

The following table presents the gross proceeds received, and gross realized gains and losses, on sales of available-for-sale debt securities for the three and nine months ended September 30, 2022 and 2021. Gains and losses realized on sales of available-for-sale debt securities are included in non-interest income in the consolidated statements of income.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Available-for-sale debt securities:
Gross proceeds received on sales	$-	$-	$2,372	$2,981
Gross realized gains	-	-	-	213
Gross realized losses	-	-	(35)	-

The following tables present the number, fair value and gross unrealized losses of available-for-sale debt securities with unrealized losses at September 30, 2022 and December 31, 2021, aggregated by investment category and length of time the securities have been in an unrealized loss position.

	September 30, 2022
	Less than 12 Months			12 Months or Greater			Total
	Number		Gross	Number		Gross	Number		Gross
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
(dollars in thousands)	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
U.S. treasuries	7	$11,113	$1,445	11	$21,406	$3,567	18	$32,519	$5,012
Obligations of state and political subdivisions	201	205,068	29,917	27	17,522	5,424	228	222,590	35,341
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	21	35,330	3,967	21	47,757	8,327	42	83,087	12,294
Collateralized mortgage obligations - commercial	2	1,907	98	1	1,416	237	3	3,323	335
Mortgage-backed securities	8	8,781	732	5	9,000	1,976	13	17,781	2,708
Private collateralized mortgage obligations	32	33,572	2,016	20	32,892	6,103	52	66,464	8,119
Corporate debt securities	21	23,928	2,221	8	6,766	734	29	30,694	2,955
Asset-backed securities	6	7,776	166	4	3,934	164	10	11,710	330
Negotiable certificates of deposit	1	219	29	2	437	59	3	656	88
Total available-for-sale debt securities	299	$327,694	$40,591	99	$141,130	$26,591	398	$468,824	$67,182

	December 31, 2021
	Less than 12 Months			12 Months or Greater			Total
	Number		Gross	Number		Gross	Number		Gross
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
(dollars in thousands)	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
U.S. treasuries	16	$35,394	$397	-	$-	$-	16	$35,394	$397
Obligations of state and political subdivisions	41	36,107	702	2	1,257	66	43	37,364	768
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	20	58,848	1,530	2	5,713	239	22	64,561	1,769
Collateralized mortgage obligations - commercial	1	1,632	45	-	-	-	1	1,632	45
Mortgage-backed securities	6	14,585	204	1	1,596	20	7	16,181	224
Private collateralized mortgage obligations	22	44,425	897	3	6,213	135	25	50,638	1,032
Corporate debt securities	9	7,643	107	2	2,180	70	11	9,823	177
Asset-backed securities	4	3,810	14	2	1,293	3	6	5,103	17
Negotiable certificates of deposit	3	736	8	-	-	-	3	736	8
Total available-for-sale debt securities	122	$203,180	$3,904	12	$18,252	$533	134	$221,432	$4,437

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

Management performed a review of all securities in an unrealized loss position as of September 30, 2022 and determined that changes in the fair values of the securities were consistent with movements in market interest rates and spreads or general market conditions. In addition, as part of its review, management noted that there was no material change in the credit quality of any of the issuers or any other event or circumstance that may cause a significant adverse effect on the fair value of these securities. Moreover, to date, FNCB has received all scheduled principal and interest payments and expects to fully collect all future contractual principal and interest payments on all securities in an unrealized loss position at September 30, 2022. FNCB does not intend to sell the securities, nor is it more likely than not that it will be required to sell the securities, prior to recovery of their amortized cost. Based on the results of its review and considering the attributes of these debt securities, management concluded that the individual unrealized losses were temporary and OTTI did not exist at September 30, 2022.

Equity Securities

Included in equity securities with readily determinable fair values at September 30, 2022 and December 31, 2021 were investments in the common or preferred stock of publicly traded bank holding companies and an investment in a mutual fund comprised of 1-4 family residential mortgage-backed securities collateralized by properties within FNCB’s market area. Equity securities with readily determinable fair values are reported at fair value with net unrealized gains and losses recognized in the consolidated statements of income.

The following table presents unrealized and realized gains and losses recognized in net income on equity securities for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Net gains (losses) recognized on equity securities	$86	$156	$(121)	$556
Less: net gains recognized on equity securities sold/acquired	-	-	-	-
Unrealized gains (losses) on equity securities	$86	$156	$(121)	$556

Equity Securities without Readily Determinable Fair Values

At September 30, 2022 and  December 31, 2021, equity securities without readily determinable fair values consisted of a $500 thousand investment in a fixed-rate, non-cumulative perpetual preferred stock of a privately-held bank holding company, which is included in other assets in the consolidated statement of financial condition. The preferred stock pays quarterly dividends at an annual rate of 8.25%. The preferred stock of this bank holding company is not traded on any established market and is accounted for as an equity security without a determinable fair value. Under GAAP, an equity security without a readily determinable fair value shall be written down to its fair value if a qualitative assessment indicates that the investment is impaired, and the fair value of the investment is less than its carrying value.  As part of its qualitative assessment, management engaged an independent third party to provide valuations of this investment as of September 30, 2022 and December 31, 2021, which indicated that the investment was not impaired.  Accordingly, management determined that no adjustment for impairment was required at September 30, 2022 and  December 31, 2021.

Restricted Stock

The following table presents FNCB's investment in restricted stock at September 30, 2022 and  December 31, 2021.  Restricted stock has limited marketability and is carried at cost. Management noted no indicators of impairment for the Federal Home Loan Bank ("FHLB") of Pittsburgh or Atlantic Community Banker’s Bank stock at September 30, 2022 and  December 31, 2021.

	September 30,	December 31,
(in thousands)	2022	2021
Stock in Federal Home Loan Bank of Pittsburgh	$4,828	$1,901
Stock in Atlantic Community Banker's Bank	10	10
Total restricted securities, at cost	$4,838	$1,911

Note 4. Loans and Leases

The following table summarizes loans and leases receivable, net, by major category at September 30, 2022 and  December 31, 2021:

	September 30,	December 31,
(in thousands)	2022	2021
Residential real estate	$251,473	$234,113
Commercial real estate	379,059	366,009
Construction, land acquisition and development	56,940	41,646
Commercial and industrial	253,977	193,086
Consumer	96,093	85,522
State and political subdivisions	72,827	61,071
Total loans and leases, gross	1,110,369	981,447
Unearned income	(763)	(1,442)
Net deferred loan origination fees (costs)	1,624	(566)
Allowance for loan and lease losses	(13,819)	(12,416)
Loans and leases, net	$1,097,411	$967,023

Included in commercial and industrial loans and leases at September 30, 2022 and December 31, 2021 were $1.4 million and $21.9 million, respectively, of loans originated under the Small Business Administration ("SBA") Paycheck Protection Program ("PPP"). Included in net deferred loan fees at September 30, 2022 and December 31, 2021, were $42 thousand and $1.0 million, respectively, in deferred loan origination fees, net of deferred loan origination costs, associated with the PPP loans. PPP loans are 100.0% guaranteed and may be forgiven by the SBA. Accordingly, there was no ALLL established for PPP loans at September 30, 2022 and December 31, 2021.

In 2021, management expanded FNCB's commercial credit product offerings to include commercial equipment financing, through simple interest loans, direct finance leases and municipal leases. Simple interest loans and direct finance leases originated under this initiative are included in commercial and industrial loans, tax-free municipal leases originated under this initiative are included in state and political subdivision loans. Simple interest loans and direct finance leases originated under this initiated and included in commercial and industrial loans were $61.1 million at September 30, 2022 and $7.9 million at December 31, 2021. Tax-free municipal leases included in state and political subdivision loans were $4.0 million at September 30, 2022 and $2.4 million at December 31, 2021.

FNCB has granted loans, letters of credit and lines of credit to certain of its executive officers and directors as well as to certain of their related parties. For more information about related party transactions, refer to Note 8, “Related Party Transactions” to these consolidated financial statements.

FNCB originates 1- 4 family mortgage loans for sale in the secondary market. During the three and nine months ended September 30, 2022, the principal balance of 1- 4 family mortgages sold on the secondary market were $4.1 million and $6.8 million, respectively, and  $1.1 million and $7.0 million for the three and nine months ended September  30, 2021, respectively. Net gains on the sale of residential mortgage loans for the three and nine months ended September 30, 2022 totaled $91 thousand and $123 thousand, respectively, and $41 thousand and $312 thousand, respectively, for the comparable periods of 2021.  FNCB retains servicing rights on mortgages sold on the secondary market. At September  30, 2022 there were $248 thousand in 1- 4 family residential mortgage loans held for sale. There were no 1- 4 family residential mortgage loans held for sale at December 31, 2021.

The unpaid principal balance of loans serviced for others, which includes residential mortgages and SBA-guaranteed loans, was $77.8 million at September 30, 2022 and $77.2 million at December 31, 2021.

There were no material changes to the risk characteristics of FNCB’s loan segments, loan classification and credit grading systems and methodology for determining the adequacy of the ALLL during the three and nine months ended September 30, 2022. Refer to Note 2, “Summary of Significant Accounting Policies” to FNCB’s consolidated financial statements included in the 2021 Annual Report on Form 10-K for information about the risk characteristics related to FNCB’s loan segments, loan classification and credit grading systems and methodology for determining the adequacy of the ALLL.

Management evaluates the credit quality of the loan portfolio on an ongoing basis and performs a formal review of the adequacy of the ALLL at the end of each quarter. This evaluation is inherently subjective, as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions. However, actual loan losses may be significantly more than the established ALLL, which could have a material negative effect on FNCB’s operating results or financial condition. Management continues to monitor the loan portfolio for any potential adverse impact to asset quality related to the current economic environment, including rising interest rates, elevated inflation and any lingering effects of the COVID-19 pandemic. While management uses the best information available to make its evaluations, future adjustments to the ALLL may be necessary if conditions differ substantially from the information used in making the evaluations. Banking regulators, as an integral part of their examination of FNCB, also review the ALLL, and may require, based on their judgments about information available to them at the time of their examination, that certain loan balances be charged off or require that adjustments be made to the ALLL.

The following table summarizes activity in the ALLL by major category for the three and nine months ended September 30, 2022 and 2021.

			Construction,
			Land			State and
	Residential	Commercial	Acquisition and	Commercial		Political
(in thousands)	Real Estate	Real Estate	Development	and Industrial	Consumer	Subdivisions	Unallocated	Total
Three months ended September 30, 2022
Allowance for loan and lease losses:
Beginning balance, July 1, 2022	$2,208	$4,082	$746	$3,304	$1,307	$605	$1,129	$13,381
Charge-offs	-	-	-	(17)	(394)	-	-	(411)
Recoveries	3	18	11	12	292	-	-	336
Provisions (credits)	8	90	(88)	454	90	(41)	-	513
Ending balance, September 30, 2022	$2,219	$4,190	$669	$3,753	$1,295	$564	$1,129	$13,819

Three months ended September 30, 2021
Allowance for loan and lease losses:
Beginning balance, July 1, 2021	$1,858	$4,648	$493	$2,483	$1,177	$509	$1,117	$12,285
Charge-offs	(8)	-	-	(178)	(69)	-	-	(255)
Recoveries	-	392	13	10	86	-	-	501
Provisions (credits)	141	(532)	(38)	61	(74)	(47)	(24)	(513)
Ending balance, September 30, 2021	$1,991	$4,508	$468	$2,376	$1,120	$462	$1,093	$12,018

Nine months ended September 30, 2022
Allowance for loan and lease losses:
Beginning balance, January 1, 2022	$2,081	$4,530	$392	$2,670	$1,159	$455	$1,129	$12,416
Charge-offs	(3)	-	-	(49)	(757)	-	-	(809)
Recoveries	3	242	11	23	599	-	-	878
Provisions (credits)	138	(582)	266	1,109	294	109	-	1,334
Ending balance, September 30, 2022	$2,219	$4,190	$669	$3,753	$1,295	$564	$1,129	$13,819

Nine months ended September 30, 2021
Allowance for loan and lease losses:
Beginning balance, January 1, 2021	$1,715	$4,268	$538	$2,619	$1,319	$405	$1,086	$11,950
Charge-offs	(14)	-	-	(208)	(530)	-	-	(752)
Recoveries	16	438	13	42	483	-	-	992
Provisions (credits)	274	(198)	(83)	(77)	(152)	57	7	(172)
Ending balance, September 30, 2021	$1,991	$4,508	$468	$2,376	$1,120	$462	$1,093	$12,018

The following table presents, by major category, the allocation of the ALLL and the related loan balance disaggregated based on the impairment methodology at September 30, 2022 and  December 31, 2021:

			Construction,
			Land			State and
	Residential	Commercial	Acquisition and	Commercial		Political
(in thousands)	Real Estate	Real Estate	Development	and Industrial	Consumer	Subdivisions	Unallocated	Total
September 30, 2022
Allowance for loan and lease losses:
Individually evaluated for impairment	$11	$13	$-	$4	$-	$-	$-	$28
Collectively evaluated for impairment	2,208	4,177	669	3,749	1,295	564	1,129	13,791
Total	$2,219	$4,190	$669	$3,753	$1,295	$564	$1,129	$13,819

Loans and leases receivable:
Individually evaluated for impairment	$1,530	$6,363	$-	$396	$-	$-	$-	$8,289
Collectively evaluated for impairment	249,943	372,696	56,940	253,581	96,093	72,827	-	1,102,080
Total	$251,473	$379,059	$56,940	$253,977	$96,093	$72,827	$-	$1,110,369

December 31, 2021
Allowance for loan and lease losses:
Individually evaluated for impairment	$9	$6	$-	$11	$-	$-	$-	$26
Collectively evaluated for impairment	2,072	4,524	392	2,659	1,159	455	1,129	12,390
Total	$2,081	$4,530	$392	$2,670	$1,159	$455	$1,129	$12,416

Loans and leases receivable:
Individually evaluated for impairment	$1,681	$7,530	$-	$762	$-	$-	$-	$9,973
Collectively evaluated for impairment	232,432	358,479	41,646	192,324	85,522	61,071	-	971,474
Total	$234,113	$366,009	$41,646	$193,086	$85,522	$61,071	$-	$981,447

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

The following tables present the recorded investment in loans and leases receivable by major category and credit quality indicator at September 30, 2022 and  December 31, 2021:

	Credit Quality Indicators
	September 30, 2022
	Commercial Loans and Leases						Other Loans
		Special				Subtotal	Accruing	Non-accrual	Subtotal	Total
(in thousands)	Pass	Mention	Substandard	Doubtful	Loss	Commercial	Loans	Loans	Other	Loans
Residential real estate	$42,975	$457	$99	$-	$-	$43,531	$207,308	$634	$207,942	$251,473
Commercial real estate	370,495	6,484	2,080	-	-	379,059	-	-	-	379,059
Construction, land acquisition and development	52,709	1,359	-	-	-	54,068	2,872	-	2,872	56,940
Commercial and industrial	242,368	3,102	6,449	-	-	251,919	2,058	-	2,058	253,977
Consumer	-	-	-	-	-	-	95,889	204	96,093	96,093
State and political subdivisions	72,827	-	-	-	-	72,827	-	-	-	72,827
Total	$781,374	$11,402	$8,628	$-	$-	$801,404	$308,127	$838	$308,965	$1,110,369

	Credit Quality Indicators
	December 31, 2021
	Commercial Loans and Leases						Other Loans
		Special				Subtotal	Accruing	Non-accrual	Subtotal	Total
(in thousands)	Pass	Mention	Substandard	Doubtful	Loss	Commercial	Loans	Loans	Other	Loans
Residential real estate	$42,028	$530	$77	$-	$-	$42,635	$190,919	$559	$191,478	$234,113
Commercial real estate	350,904	8,232	6,873	-	-	366,009	-	-	-	366,009
Construction, land acquisition and development	34,869	-	-	-	-	34,869	6,777	-	6,777	41,646
Commercial and industrial	187,554	1,877	1,343	-	-	190,774	2,312	-	2,312	193,086
Consumer	-	-	-	-	-	-	85,291	231	85,522	85,522
State and political subdivisions	61,066	-	-	-	-	61,066	5	-	5	61,071
Total	$676,421	$10,639	$8,293	$-	$-	$695,353	$285,304	$790	$286,094	$981,447

Included in loans and leases receivable are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The recorded investment in these non-accrual loans was $2.7 million and $3.9 million at September 30, 2022 and December 31, 2021, respectively. Generally, loans are placed on non-accrual status when they become 90 days or more delinquent. Once a loan is placed on non-accrual status, it remains on non-accrual status until it has been brought current, has six months of performance under the loan terms, and factors indicating reasonable doubt about the timely collection of payments no longer exist. Therefore, loans may be current in accordance with their loan terms, or may be less than 90 days delinquent, and still be on a non-accrual status. There were $74 thousand in consumer loans that were past due 90 days or more and still accruing at September 30, 2022, which were comprise entirely of unsecured personal loans purchased from a third-party originator. There were no loans past due 90 days or more and still accruing at  December 31, 2021.

The following tables present the delinquency status of past due and non-accrual loans and leases at September 30, 2022 and  December 31, 2021:

	September 30, 2022
	Delinquency Status
	0-29 Days	30-59 Days	60-89 Days	>/= 90 Days
(in thousands)	Past Due	Past Due	Past Due	Past Due	Total
Performing (accruing) loans and leases:
Residential real estate	$250,382	$129	$229	$-	$250,740
Commercial real estate	377,496	-	-	-	377,496
Construction, land acquisition and development	56,940	-	-	-	56,940
Commercial and industrial	253,369	294	160	-	253,823
Consumer	94,633	916	266	74	95,889
State and political subdivisions	72,827	-	-	-	72,827
Total performing (accruing) loans and leases	1,105,647	1,339	655	74	1,107,715

Non-accrual loans and leases:
Residential real estate	197	22	-	514	733
Commercial real estate	194	-	-	1,369	1,563
Construction, land acquisition and development	-	-	-	-	-
Commercial and industrial	154	-	-	-	154
Consumer	103	24	32	45	204
State and political subdivisions	-	-	-	-	-
Total non-accrual loans and leases	648	46	32	1,928	2,654
Total loans and leases receivable	$1,106,295	$1,385	$687	$2,002	$1,110,369

	December 31, 2021
	Delinquency Status
	0-29 Days	30-59 Days	60-89 Days	>/= 90 Days
(in thousands)	Past Due	Past Due	Past Due	Past Due	Total
Performing (accruing) loans and leases:
Residential real estate	$233,054	$406	$17	$-	$233,477
Commercial real estate	363,394	116	-	-	363,510
Construction, land acquisition and development	41,646	-	-	-	41,646
Commercial and industrial	192,584	4	1	-	192,589
Consumer	84,333	754	204	-	85,291
State and political subdivisions	61,071	-	-	-	61,071
Total performing (accruing) loans and leases	976,082	1,280	222	-	977,584

Non-accrual loans and leases:
Residential real estate	67	27	87	455	636
Commercial real estate	1,172	-	-	1,327	2,499
Construction, land acquisition and development	-	-	-	-	-
Commercial and industrial	497	-	-	-	497
Consumer	117	85	15	14	231
State and political subdivisions	-	-	-	-	-
Total non-accrual loans and leases	1,853	112	102	1,796	3,863
Total loans and leases receivable	$977,935	$1,392	$324	$1,796	$981,447

The following tables present a distribution of the recorded investment, unpaid principal balance and the related allowance for FNCB’s impaired loans, which have been analyzed for impairment under ASC 310, at September 30, 2022 and  December 31, 2021. Non-accrual loans, other than TDRs, with balances less than the $100 thousand loan relationship threshold are not evaluated individually for impairment and accordingly, are not included in the following tables. However, these loans are evaluated collectively for impairment as homogeneous pools in the general allowance under ASC 450. Total non-accrual loans, other than TDRs, with balances less than the $100 thousand loan relationship threshold that were evaluated under ASC 450 amounted to $0.7 million at  September 30, 2022 and $0.6 million at December 31, 2021.

	September 30, 2022
		Unpaid
	Recorded	Principal	Related
(in thousands)	Investment	Balance	Allowance
With no allowance recorded:
Residential real estate	$425	$502	$-
Commercial real estate	1,087	1,344	-
Construction, land acquisition and development	-	-	-
Commercial and industrial	223	223	-
Consumer	-	-	-
State and political subdivisions	-	-	-
Total impaired loans with no related allowance recorded	1,735	2,069	-

With a related allowance recorded:
Residential real estate	1,105	1,105	11
Commercial real estate	5,276	5,276	13
Construction, land acquisition and development	-	-	-
Commercial and industrial	173	391	4
Consumer	-	-	-
State and political subdivisions	-	-	-
Total impaired loans with a related allowance recorded	6,554	6,772	28

Total impaired loans:
Residential real estate	1,530	1,607	11
Commercial real estate	6,363	6,620	13
Construction, land acquisition and development	-	-	-
Commercial and industrial	396	614	4
Consumer	-	-	-
State and political subdivisions	-	-	-
Total impaired loans	$8,289	$8,841	$28

	December 31, 2021
		Unpaid
	Recorded	Principal	Related
(in thousands)	Investment	Balance	Allowance
With no allowance recorded:
Residential real estate	$395	$463	$-
Commercial real estate	2,499	4,230	-
Construction, land acquisition and development	-	-	-
Commercial and industrial	314	347	-
Consumer	-	-	-
State and political subdivisions	-	-	-
Total impaired loans with no related allowance recorded	3,208	5,040	-

With a related allowance recorded:
Residential real estate	1,286	1,285	9
Commercial real estate	5,031	5,031	6
Construction, land acquisition and development	-	-	-
Commercial and industrial	448	666	11
Consumer	-	-	-
State and political subdivisions	-	-	-
Total impaired loans with a related allowance recorded	6,765	6,982	26

Total impaired loans:
Residential real estate	1,681	1,748	9
Commercial real estate	7,530	9,261	6
Construction, land acquisition and development	-	-	-
Commercial and industrial	762	1,013	11
Consumer	-	-	-
State and political subdivisions	-	-	-
Total impaired loans	$9,973	$12,022	$26

The following table presents the average balance and interest income by loan category recognized on impaired loans for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
	Average	Interest	Average	Interest	Average	Interest	Average	Interest
(in thousands)	Balance	Income (1)	Balance	Income (1)	Balance	Income (1)	Balance	Income (1)
Residential real estate	$1,552	$16	$1,957	$18	$1,677	$46	$2,047	$54
Commercial real estate	6,391	56	7,914	56	6,771	168	8,127	169
Construction, land acquisition and development	-	-	-	-	-	-	45	2
Commercial and industrial	402	5	600	1	518	15	796	5
Consumer	-	-	-	-	-	-	-	-
State and political subdivisions	-	-	-	-	-	-	-	-
Total impaired loans	$8,345	$77	$10,471	$75	$8,966	$229	$11,015	$230

(1) Interest income represents income recognized on performing TDRs.

The additional interest income that would have been earned on non-accrual and restructured loans had these loans performed in accordance with their original terms approximated $42 thousand and $128 thousand for the three and nine months ended September 30, 2022, respectively, and $52 thousand and $167 thousand for the three and nine months ended September 30, 2021, respectively.

Troubled Debt Restructured Loans

TDRs were $6.4 million and $6.9 million at  September 30, 2022 and  December 31, 2021, respectively. Accruing and non-accruing TDRs were $6.2 million and $0.2 million, respectively, at September 30, 2022, and $6.7 million and $0.2 million, respectively, at December 31, 2021. Approximately $20 thousand and $26 thousand in specific reserves were established for TDRs at  September 30, 2022 and  December 31, 2021, respectively. FNCB was not committed to lend additional funds to any borrower with a loan modified as a TDR at September 30, 2022.

The modification of the terms of loans classified as TDRs  may include one or a combination of the following changes, among others: a reduction of the stated interest rate of the loan, an extension of the maturity date, capitalization of real estate taxes, a payment modification under a forbearance agreement, or a permanent reduction of the recorded investment in the loan.

There were no loans modified as TDRs during the three and nine months ended September 30, 2022 and 2021. There were no loans that were modified as a TDR within the previous 12 months that subsequently defaulted during the three and nine months ended September 30, 2022 and 2021.

Residential Real Estate Loan Foreclosures

There were three residential real estate properties with an aggregate recorded investment of $228 thousand that were in the process of foreclosure at September 30, 2022. There were no residential real estate properties included in other real estate owned ("OREO") at September 30, 2022 and 2021.

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

Note 5. Deposits

The following table presents deposits by major category at  September 30, 2022 and December 31, 2021:

	September 30,	December 31,
(in thousands)	2022	2021
Demand (non-interest bearing)	$320,879	$320,089
Interest-bearing:
Interest-bearing demand	870,479	857,849
Savings	146,953	134,224
Time ($250,000 and over)	25,352	26,531
Other time	138,963	116,335
Total interest-bearing	1,181,747	1,134,939
Total deposits	$1,502,626	$1,455,028

Note 6. Borrowings

FNCB has an agreement with the FHLB of Pittsburgh which allows for borrowings, either overnight or term, up to a maximum borrowing capacity based on a percentage of qualifying loans pledged under a blanket pledge agreement. In addition to pledging loans, FNCB is required to purchase FHLB of Pittsburgh stock based upon the amount of credit extended. Loans that were pledged to collateralize borrowings under this agreement were $489.7 million at September 30, 2022 and $478.3 million at December 31, 2021. FNCB's maximum borrowing capacity was $401.0 million at September 30, 2022. There was $65.7 million in overnight advances through the FHLB of Pittsburgh outstanding at September 30, 2022. There were $20.0 million in term advances through the FHLB of Pittsburgh that were hedged under interest rate swaps outstanding at December 31, 2021. At September 30, 2022 and December 31, 2021, there were $95.0 million and $75 million, respectively, in letters of credit to secure municipal deposits outstanding under this agreement.

Advances through the Federal Reserve Bank Discount Window generally include short-term advances which are fully collateralized by certain pledged loans of $26.4 million under the Federal Reserve Bank's Borrower-in-Custody ("BIC") program.  There were no advances under the BIC program outstanding at September 30, 2022 and December 31, 2021. FNCB has available borrowing capacity of $19.4 million under this program at September 30, 2022.

The following table presents borrowings, by type, outstanding, at  September 30, 2022 and December 31, 2021.

	September 30,	December 31,
(in thousands)	2022	2021
FHLB of Pittsburgh - overnight	$65,700	$-
FHLB of Pittsburgh - term	-	20,000
Subtotal FHLB of Pittsburgh advances	65,700	20,000
Junior subordinated debentures	10,310	10,310
Total borrowed funds	$76,010	$30,310

Note 7. Income Taxes

The following table presents a reconciliation between the effective income tax expense and the income tax expense that would have been provided at the federal statutory tax rate of 21.0% for the three and nine months ended September 30, 2022 and 2021.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2022		2021		2022		2021
(dollars in thousands)	Amount	%	Amount	%	Amount	%	Amount	%
Provision at statutory tax rates	$1,372	21.00%	$1,594	21.00%	$3,946	21.00%	$4,361	21.00%
Add (deduct) tax effects of:
Tax-free interest income	(230)	(3.52)%	(178)	(2.34)%	(644)	(3.43)%	(542)	(2.61)%
Non-deductible interest expense	11	0.17%	11	0.14%	34	0.18%	34	0.16%
Bank-owned life insurance	(42)	(0.64)%	(29)	(0.38)%	(114)	(0.61)%	(174)	(0.84)%
Unrealized losses (gains) on equity securities	(18)	(0.28)%	(33)	(0.43)%	25	0.13%	(117)	(0.56)%
Other items, net	8	0.12%	(121)	(1.61)%	18	0.10%	(206)	(0.99)%
Income tax provision	$1,101	16.85%	$1,244	16.38%	$3,265	17.38%	$3,356	16.16%

Management evaluates the carrying amount of its deferred tax assets on a quarterly basis, or more frequently, if necessary, in accordance with guidance set forth in ASC Topic 740 “Income Taxes,” and applies the criteria in the guidance to determine whether it is more likely than not that some portion, or all, of the deferred tax asset will not be realized within its life cycle, based on the weight of available evidence. Net deferred tax assets were $17.3 million at September 30, 2022 and $1.8 million at December 31, 2021. Included in net deferred tax assets at September 30, 2022 were deferred tax assets of $14.1 million related to the accumulated unrealized loss on available-for-sale debt securities. At December 31, 2021, net deferred tax assets were reduced by a deferred tax liability of $1.6 million related to an accumulated unrealized gain on available-for-sale debt securities. Management performed an evaluation of FNCB’s deferred tax assets at September 30, 2022 taking into consideration all available positive and negative evidence at that time. Based on this evaluation, management believes that FNCB’s future taxable income will be sufficient to utilize its deferred tax assets. There was no valuation allowance for deferred tax assets recorded at September 30, 2022 and  December 31, 2021.

Note 8.  Related Party Transactions

In conducting its business, FNCB has engaged in, and intends to continue to engage in, banking and financial transactions with directors, executive officers and their related parties.

FNCB has granted loans, letters of credit and lines of credit to directors, executive officers and their related parties. The following table summarizes the changes in the total amounts of such outstanding loans, advances under lines of credit, net of any participations sold, as well as repayments during the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Balance, beginning of period	$82,744	$100,500	$71,437	$98,935
Additions, new loans and advances	28,560	63,471	57,966	113,150
Repayments	(22,901)	(70,593)	(41,000)	(95,050)
Other (1)	-	-	-	(23,657)
Balance, end of period	$88,403	$93,378	$88,403	$93,378
(1) Other represents loans to related parties that ceased being related parties during the year

At September 30, 2022 there were no loans to directors, executive officers and their related parties that were not performing in accordance with the original terms of the loan agreements.

Deposits from directors, executive officers and their related parties held by the Bank at September 30, 2022 and  December 31, 2021 amounted to $161.0 million and $152.6 million, respectively. Interest paid on the deposits amounted to $229 thousand and $243 thousand for the nine months ended September 30, 2022 and 2021, respectively.

In the course of its operations, FNCB acquires goods and services from, and transacts business with, various companies of related parties, which include, but are not limited to, fidelity bond and errors and omissions insurance, legal services, rent and repair of repossessed automobiles for resale. For 2021, goods and services acquired from related parties also included employee health insurance. FNCB recorded payments to related parties for goods and services of $57 thousand and $137 thousand for the three and nine months ended September 30, 2022 and $834 thousand and $1.5 million for the respective periods of 2021.

Note 9. Commitments and Contingencies

Leases

FNCB is obligated under operating leases for certain bank branches, office space, automobiles and equipment. Operating lease right of use ("ROU") assets represent FNCB's right to use an underlying asset during the lease term and operating liabilities represent FNCB's obligation to make lease payments under the lease agreement. ROU assets and operating lease liabilities are recognized at lease commencement based on the present value of the remaining lease payments using a discount rate that represents FNCB's incremental borrowing rate at the commencement date. ROU assets are included in other assets and operating lease liabilities are included in other liabilities in the consolidated statements of financial condition. As of September 30, 2022, ROU assets and lease liabilities were $2.7 million and $3.0 million, respectively.

Operating lease expense associated with bank branches and office space is included in occupancy expense, while operating lease expenses associated with automobiles and office equipment are included in equipment expense in the consolidated statements of income. Rental expense incurred for the nine months ended September 30, 2022 and 2021 was $292 thousand and $287 thousand, respectively.

The following table summarizes the maturity of remaining operating lease liabilities as of  September 30, 2022:

(in thousands)	September 30, 2022
2022	$90
2023	368
2024	323
2025	328
2026	329
2027 and thereafter	2,271
Total lease payments	3,709
Less: imputed interest	688
Present value of operating lease liabilities	$3,021

The following table presents other information related to our operating leases:

(dollars in thousands)	September 30, 2022	September 30, 2021
Weighted-average remaining lease term (in years)	11.8	12.8
Weighted-average discount rate	3.26%	3.30%
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$309	$306

Commitment

On October 1, 2022, FNCB issued a signed letter of intent to make an equity investment of approximately $11.0 million in a limited partnership interest that will been formed to build and operate a senior low-income housing development located in Scranton, Lackawanna County, Pennsylvania. One hundred percent (100.0%) of the rental units will qualify for Federal Low-Income Housing Tax Credits (“LIHTCs”) as provided for in Section 42 of the Internal Revenue Code of 1986, as amended. For its investment, FNCB anticipates receiving approximately $1.2 million in annual LIHTCs which have been awarded by the Pennsylvania Housing Finance Agency over ten years beginning in 2024. FNCB anticipates an initial contribution of $2.2 million in the fourth quarter of 2022 upon closing of the partnership agreement, with the remaining capital contributed over a series of draws over the following 18 months according to the construction schedule.

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

Note 10. Stock Compensation Plans

FNCB has a Long-Term Incentive Compensation Plan (“LTIP”) for directors, executives and key employees. The LTIP authorizes up to 1,200,000 shares of common stock for issuance and provides the Board of Directors with the authority to offer several different types of long-term incentives, including stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares. During the nine months ended September 30, 2022 and 2021, the Board of Directors granted 71,860 and 66,065 shares of restricted stock, respectively, under the LTIP. At September 30, 2022, there were 596,029 shares of common stock available for award under the LTIP. For the nine months ended September 30, 2022 and 2021, stock-based compensation expense, which is included in salaries and benefits expense in the consolidated statements of income, totaled $334 thousand and $277 thousand, respectively. Total unrecognized compensation expense related to unvested restricted stock awards was $1.3 million and $1.1 million at September 30, 2022 and 2021, respectively. Unrecognized compensation expense related to unvested shares of restricted stock is expected to be recognized over a weighted-average period of 3.7 years.

On July 1, 2022, 1,869 shares of FNCB's common stock were granted under the LTIP to each of the Bank's nine non-employee directors or 16,821 shares in aggregate. The shares of stock vested immediately to each director upon grant, and the fair value per share on the grant date was $8.03. Director fees totaling $135 thousand associated with this grant were recognized on July 1, 2022.

The following table summarizes the activity related to FNCB’s unvested restricted stock awards during the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
		Weighted-		Weighted-		Weighted-		Weighted-
		Average		Average		Average		Average
	Restricted	Grant Date	Restricted	Grant Date	Restricted	Grant Date	Restricted	Grant Date
(dollars in thousands)	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Unvested restricted stock awards:
Total outstanding, beginning of period	188,359	$8.22	174,297	$7.37	174,297	$7.37	159,913	$7.07
Awards granted	-	-	-	-	71,860	9.64	66,065	7.98
Forfeitures	(2,394)	8.33	-	-	(5,503)	8.17	(7,443)	7.38
Shares vested	-	-	-	-	(54,689)	7.38	(44,238)	7.20
Total outstanding, end of period	185,965	$8.21	174,297	$7.37	185,965	$8.21	174,297	$7.37

Note 11. Regulatory Matters

FNCB’s ability to pay dividends to its shareholders is largely dependent on the Bank’s ability to pay dividends to FNCB. Bank regulations limit the amount of dividends that may be paid without prior approval of the Bank’s regulatory agency. For the three and nine months ended September 30, 2022, cash dividends declared and paid by FNCB were $0.090 per share and $0.240 per share, respectively, and $0.075 per share and $0.195 per share, respectively for the three and nine months ended September 30, 2021. FNCB offers a Dividend Reinvestment and Stock Purchase Plan (“DRP”) to its shareholders. For the three and nine months ended September 30, 2022 and 2021, dividend reinvestment shares were purchased in open market transactions, however, shares under the optional cash purchase feature of the DRP were issued from authorized but unissued common shares. Common shares issued under the DRP for the three and nine months ended September 30, 2022, totaled 1,550 and 3,919, respectively, and 1,906 and 8,151, respectively for the same periods of 2021. Subsequent to September 30, 2022, on October 26, 2022 FNCB declared a cash dividend for the fourth quarter of 2022 of $0.090 per share, which is payable on  December 15, 2022 to shareholders of record as of December 1, 2022.

On January 26, 2022, FNCB's Board of Directors authorized a stock repurchase program under which up to 750,000 shares of FNCB's outstanding common stock may be acquired in the open market which commenced on March 4, 2022 and will expire on  December 31, 2022, pursuant to a trading plan that was adopted in accordance with Rule 10b5-1 of the Exchange Act. Under the program, shares are purchased from time to time at prevailing market prices, through open market transactions depending upon market conditions and administered through an independent broker. Repurchases are subject to SEC regulations as well as certain price, market volume and timing constraints specified in the trading plan. Under the program, the purchases will be funded from available working capital presently available to FNCB, and the repurchased shares will be returned to the status of authorized but unissued shares of Common Stock. There is not a guarantee as to the exact number of shares that will be repurchased by FNCB, and FNCB may discontinue at any time that management determines additional repurchases are no longer warranted. As of September 30, 2022, FNCB repurchased 384,830 shares at a weighted-average price per share of $9.45.

The holding company is considered a small bank holding company and is exempt from risk-based capital and leverage rules, including Basel III. FNCB and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on FNCB’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, FNCB and the Bank must meet specific capital guidelines that involve quantitative measures of FNCB's and the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. FNCB's and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Management believes, as of September 30, 2022 and December 31, 2021, that FNCB and the Bank met all applicable capital adequacy requirements.

Current quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the tables below) of Total capital, Tier I capital, and Tier I common equity (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). The following tables present summary information regarding the Bank’s risk-based capital and related ratios at September 30, 2022 and  December 31, 2021:

	FNCB Bank		Minimum Required For Capital Adequacy Purposes	Minimum Required For Capital Adequacy Purposes with Conservation Buffer	Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
(dollars in thousands)	Amount	Ratio	Ratio	Ratio	Ratio
September 30, 2022

Total capital (to risk-weighted assets)	$179,732	14.16%	8.00%	10.50%	10.00%

Tier I capital (to risk-weighted assets)	164,870	12.99%	6.00%	8.50%	8.00%

Tier I common equity (to risk-weighted assets)	164,870	12.99%	4.50%	7.00%	6.50%

Tier I capital (to average assets)	164,870	9.38%	4.00%	4.00%	5.00%

Total risk-weighted assets	1,269,193

Total average assets	1,757,612

	FNCB Bank		Minimum Required For Capital Adequacy Purposes	Minimum Required For Capital Adequacy Purposes with Conservation Buffer	Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
(dollars in thousands)	Amount	Ratio	Ratio	Ratio	Ratio
December 31, 2021

Total capital (to risk-weighted assets)	$161,957	14.64%	8.00%	10.50%	10.00%

Tier I capital (to risk-weighted assets)	148,958	13.46%	6.00%	8.50%	8.00%

Tier I common equity (to risk-weighted assets)	148,958	13.46%	4.50%	7.00%	6.50%

Tier I capital (to average assets)	148,958	8.92%	4.00%	4.00%	5.00%

Total risk-weighted assets	1,106,636

Total average assets	1,669,932

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

At September 30, 2022, FNCB owned 29 corporate debt securities with an aggregate amortized cost and fair value of $33.6 million and $30.7 million, respectively. At September 30, 2022, the market for six corporate debt securities with an amortized cost and fair value of $9.0 million and $7.7 million, respectively, was not active, based on transaction criteria for similar instruments.  FNCB obtained valuations for these securities from a third-party service provider that prepared the valuations using a market approach that incorporates identifying a population of transactions for similar instruments and incorporating an evaluation to capture credit risk associated with these bonds. Management takes measures to validate the service providers’ analysis and is actively involved in the valuation process, including reviewing and the population and evaluation of credit risk. Management believes this approach to be a conservative approach as it takes into consideration securities that have longer maturities or longer call dates, issuers with smaller asset sizes, and securities with smaller issue amounts. These factors are typically considered to be factors that would add credit spread to a bond, thus resulting in a higher required yield. Management believes the valuation results from this market approach to be consistent with pricing and data for similar deals at September 30, 2022. FNCB considers the inputs used in the market approach to be unobservable Level 3 inputs because, while inputs are based on actual transactions, the relative number of transactions in the population is small and subjective assumptions are used in considering factors considered to incorporate credit spreads into the price determination. Management will continue to monitor the market for these securities to assess the market activity and the availability of observable inputs and will continue to apply these controls and procedures to the valuations received from FNCB's third-party service provider.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the financial assets and liabilities that were measured at fair value on a recurring basis at September 30, 2022, and  December 31, 2021, and the fair value hierarchy of the respective valuation techniques utilized by FNCB to determine the fair value:

	Fair Value Measurements at September 30, 2022
			Significant	Significant
		Quoted Prices	Other	Other
		in Active Markets	Observable	Unobservable
		for Identical Assets	Inputs	Inputs
(in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Available-for-sale debt securities:
U.S. treasuries	$32,519	$-	$32,519	$-
Obligations of state and political subdivisions	225,113	-	225,113	-
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	83,087	-	83,087	-
Collateralized mortgage obligations - commercial	3,323	-	3,323	-
Mortgage-backed securities	17,879	-	17,879	-
Private collateralized mortgage obligations	67,470	-	67,470	-
Corporate debt securities	30,694	-	23,034	7,660
Asset-backed securities	11,710	-	11,710	-
Negotiable certificates of deposit	656	-	656	-
Subtotal available-for-sale debt securities	472,451	-	464,791	7,660
Equity securities, at fair value	5,496	5,496	-	-
Derivative assets	2,238	-	2,238	-
Total financial assets	$480,185	$5,496	$467,029	$7,660

Financial liabilities:
Derivative liabilities	$997	$-	$997	$-
Total financial liabilities	$997	$-	$997	$-

	Fair Value Measurements at December 31, 2021
			Significant	Significant
		Quoted Prices	Other	Other
		in Active Markets	Observable	Unobservable
		for Identical Assets	Inputs	Inputs
(in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Available-for-sale debt securities:
U.S. treasuries	$36,355	$-	$36,355	$-
Obligations of state and political subdivisions	244,372	-	244,372	-
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	100,710	-	100,710	-
Collateralized mortgage obligations - commercial	3,727	-	3,727	-
Mortgage-backed securities	25,506	-	25,506	-
Private collateralized mortgage obligations	67,165	-	67,165	-
Corporate debt securities	32,063	-	19,718	12,345
Asset-backed securities	11,932	-	11,932	-
Negotiable certificates of deposit	736	-	736	-
Subtotal available-for-sale debt securities	522,566	-	510,221	12,345
Equity securities, at fair value	4,922	4,922	-	-
Derivative assets	363	-	363
Total financial assets	$527,851	$4,922	$510,584	$12,345

Financial liabilities:
Derivative liabilities	$99	$-	$99	$-
Total financial liabilities	$99	$-	$99	$-

There were no securities transferred between hierarchy levels during the three months ended September 30, 2022. There was one corporate debt security transferred from Level 3 hierarchy to Level 2 during the nine months ended September 30, 2022. During the nine months ended September 30, 2021, eight corporate debt securities were transferred from Level 3 hierarchy to Level 2. The market for the transferred securities was previously not active and management obtained fair values from an independent third party that utilized a discounted cash flow model. Subsequently, in the period of transfer, management was able to obtain fair values for these securities from the independent pricing service used to price the remainder of the portfolio using significant other observable inputs.

The following table presents a reconciliation and consolidated statement of operations classifications of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3), which consisted entirely of corporate debt securities, for the nine months ended September 30, 2022 and 2021.

Fair Value Measurements
Using Significant Unobservable Inputs (Level 3)
	Corporate Debt Securities		Corporate Debt Securities
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Balance, beginning of period	$8,030	$16,609	$12,345	$16,424
Additions	-	-	-	4,000
Redemptions	-	(1,000)	(2,066)	(1,000)
Transfer to Level 2	-	(3,603)	(756)	(7,550)
Sales	-	-	-	-
Total gains or losses (realized/unrealized):
Included in earnings	-	-	-	-
Included in other comprehensive (loss) income	(370)	(227)	(1,863)	(95)
Balance at September 30,	$7,660	$11,779	$7,660	$11,779

Assets Measured at Fair Value on a Non-Recurring Basis

The following tables present assets and liabilities measured at fair value on a non-recurring basis at September 30, 2022 and  December 31, 2021, and additional quantitative information about the valuation techniques and inputs utilized by FNCB to determine fair value. All assets were measured using Level 3 inputs.

	September 30, 2022
	Fair Value Measurement			Quantitative Information
	Recorded	Valuation	Fair	Valuation	Unobservable	Value/
(in thousands)	Investment	Allowance	Value	Technique	Inputs	Range
Impaired loans - collateral dependent	$1,935	$9	$1,926	Appraisal of collateral	Selling cost	10.0%
Impaired loans - other	6,354	19	6,335	Discounted cash flows	Discount rate	3.00% - 9.00%
Other real estate owned	228	-	228	Appraisal of collateral/Sales contract	Selling cost	1.0%

	December 31, 2021
	Fair Value Measurement			Quantitative Information
	Recorded	Valuation	Fair	Valuation	Unobservable	Value/
(in thousands)	Investment	Allowance	Value	Technique	Inputs	Range
Impaired loans - collateral dependent	$3,208	$-	$3,208	Appraisal of collateral	Selling cost	10.0%
Impaired loans - other	6,765	26	6,739	Discounted cash flows	Discount rate	3.00% - 8.75%
Other real estate owned	920	-	920	Appraisal of collateral/Sales contract	Selling cost	1.0%

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

The following table summarizes the estimated fair values of FNCB’s financial instruments using an exit price notion at September 30, 2022 and at December 31, 2021.  FNCB discloses fair value information about financial instruments, whether or not recognized in the statements of financial condition, for which it is practicable to estimate that value. The fair value of financial instruments that are not measured at fair value in the financial statements were based on the exit price notion. The following estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, management judgment is required to interpret data and develop fair value estimates. Accordingly, the estimates below are not necessarily indicative of the amounts FNCB could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	Fair Value	September 30, 2022		December 31, 2021
(in thousands)	Measurement	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	Level 1	$34,127	$34,127	$99,020	$99,020
Available-for-sale debt securities	See previous table	472,451	472,451	522,566	522,566
Equity securities	Level 1	5,496	5,496	4,922	4,922
Restricted stock	Level 2	4,838	4,838	1,911	1,911
Loans held for sale	Level 2	248	248	-	-
Loans and leases, net	Level 3	1,097,411	1,077,344	967,023	967,087
Accrued interest receivable	Level 2	5,629	5,629	4,643	4,643
Servicing rights	Level 3	253	616	268	526
Derivative assets	Level 2	2,150	2,238	371	363

Financial liabilities:
Deposits	Level 2	1,502,626	1,498,618	1,455,028	1,454,812
Borrowed funds	Level 2	76,010	75,922	30,310	30,310
Accrued interest payable	Level 2	101	101	49	49
Derivative liabilities	Level 2	994	997	96	99

Note 13. Earnings per Share

For FNCB, the numerator of both the basic and diluted earnings per share of common stock is net income available to common shareholders. The weighted-average number of common shares outstanding used in the denominator for basic earnings per common share is increased to determine the denominator used for diluted earnings per common share by the effect of potentially dilutive common share equivalents utilizing the treasury stock method. For the three and nine months ended September 30, 2022 and 2021, common share equivalents consisted entirely of incremental shares of unvested restricted stock.

The following table presents the calculation of both basic and diluted earnings per share of common stock for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share data)	2022	2021	2022	2021
Net income	$5,435	$6,351	$15,526	$17,413

Basic weighted-average number of common shares outstanding	19,687,766	19,997,021	19,765,814	20,152,934
Plus: Common share equivalents	9,281	12,366	21,041	11,397
Diluted weighted-average number of common shares outstanding	19,697,047	20,009,387	19,786,855	20,164,331

Income per common share:
Basic	$0.28	$0.31	$0.79	$0.86
Diluted	$0.28	$0.31	$0.79	$0.86

Note 14. Other Comprehensive Income

The following table summarizes the reclassifications out of accumulated other comprehensive income for the three and nine months ended September 30, 2022 and 2021, comprised entirely of unrealized gains and losses on available-for-sale debt securities:

	For the Three Months Ended September 30, 2022		For the Nine Months Ended September 30, 2022
(in thousands)	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Income	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Income
Available-for-sale debt securities:
Reclassification adjustment for net losses reclassified into net income	$-	Net loss on the sale of available-for-sale debt securities	$35	Net loss on the sale of available-for-sale debt securities
Taxes	-	Income taxes	(7)	Income taxes
Net of tax amount	$-		$28

	For the Three Months Ended September 30, 2021		For the Nine Months Ended September 30, 2021
(in thousands)	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Income	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Income
Available-for-sale debt securities:
Reclassification adjustment for net gains reclassified into net income	$-	Net gain on the sale of available-for-sale debt securities	$(213)	Net gain on the sale of available-for-sale debt securities
Taxes	-	Income taxes	45	Income taxes
Net of tax amount	$-		$(168)

The following table summarizes the changes in accumulated other comprehensive (loss) income, net of tax for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Balance, beginning of period	$(34,400)	$11,197	$6,352	$13,886
Other comprehensive (loss) income before reclassifications	(17,726)	(2,770)	(58,506)	(5,291)
Amount reclassified from accumulated other comprehensive income	-	-	28	(168)
Net other comprehensive (loss) income during the period	(17,726)	(2,770)	(58,478)	(5,459)
Balance, end of period	$(52,126)	$8,427	$(52,126)	$8,427

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

Readers should carefully review the risk factors described in the documents that FNCB periodically files with the SEC, including its Annual Report on Form 10-K for the year ended December 31, 2021 and Quarterly Reports on Form 10-Q for the periods ended March 31, 2022 and June 30, 2022.

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

On a quarterly basis, management evaluates individual investment securities in an unrealized loss position for other than temporary impairment (“OTTI”). The evaluation for OTTI requires the use of various assumptions, including but not limited to, the length of time an investment’s fair value is less than book value, the severity of the investment’s decline, any credit deterioration of the issuer, whether management intends to sell the security, and whether it is more-likely-than-not that FNCB will be required to sell the security prior to recovery of its amortized cost basis. Debt investment securities deemed to have OTTI are written down by the impairment related to the estimated credit loss, and the non-credit related impairment loss is recognized in other comprehensive income. FNCB did not recognize any OTTI charges on investment securities for the three and nine months ended September 30, 2022 and 2021 within the consolidated statements of income.

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

In connection with determining the income tax provision or benefit, management considers maintaining liabilities for uncertain tax positions and tax strategies that it believes contain an element of uncertainty. Periodically, management evaluates each of FNCB’s tax positions and strategies to determine whether a liability for uncertain tax benefits is required. As of September 30, 2022 and December 31, 2021, management determined that FNCB did not have any uncertain tax positions or tax strategies and that no liability was required to be recorded.

Refer to Note 7, “Income Taxes,” of the notes to consolidated financial statements included in Item 1 hereof for additional information about income taxes.

New Authoritative Accounting Guidance and Accounting Guidance to be Adopted in Future Periods

Refer to Note 2, “New Authoritative Accounting Guidance,” of the notes to consolidated financial statements included in Item 1 hereof for information about new authoritative accounting guidance adopted by FNCB as of September 30, 2022, as well as new accounting guidance issued, but not previously reported, that will be adopted by FNCB in future periods.

Overview of Operating Environment

Lingering effects of the COVID-19 pandemic, along with other factors such as the war in Ukraine, have resulted in pronounced price inflation beginning in 2021, which has escalated in 2022. As a result, the FOMC adjusted its accommodative monetary policy stance and began raising the target rate for federal funds in order to attempt to lower inflation. Policy actions to tighten the economy included a 25-basis point increase on March 17, 2022, a 50-basis point increase on May 5, 2022, a 75-basis point increase on June 16, 2022, a 75-basis point increase on July 27, 2022 and a 75-basis point increase on September 21, 2022 for a total increase of 300 basis points year-to-date. These increases resulted in a corresponding increase in the prime rate, which was 6.25% at September 30, 2022. These velocity of these actions to short-term interest rates has resulted in flattening of the U.S treasury curve, due to narrowing spreads. The FOMC also indicated that additional increases in the target range may be appropriate.

At September 30, 2022, FNCB had Paycheck Protection Program ("PPP") loans still outstanding of $1.4 million, net of $42 thousand in net deferred origination fees, compared to $21.0 million outstanding in loans at December 31, 2021, net of $0.9 million in net deferred origination fees.  As of September 30, 2022, FNCB has received forgiveness for the majority of PPP loans, with the remaining balance of $1.4 million now amortizing. Regarding our banking operations, commercial activity within our market area, while improving, remains volatile and has not returned to pre-pandemic levels. Management expects the effects of COVID-19 pandemic, as well as other matters, on the economy, overall financial stability and global supply chains, as well as increased or decreased governmental intervention in the U.S. financial system, to continue to impact FNCB's operations. At this time, management cannot determine or estimate the full magnitude of the impact and cannot provide any assurances as to the effect on FNCB's results of operations or financial position. Management will continue to work diligently to address any issues related to this challenging operating environment in a safe and sound manner as they arise and believes that FNCB's balance sheet and capital position are strong and will allow FNCB to withstand any challenges that may be presented.

Executive Summary

The following overview should be read in conjunction with this MD&A in its entirety.

FNCB recorded consolidated net income of $5.4 million, or $0.28 per basic and diluted common share, for the three months ended September 30, 2022, a decrease of $1.0 million, or 14.4%, compared to $6.4 million, or $0.31 per basic and diluted common share, for the three months ended September 30, 2021. The decrease in the third quarter 2022 earnings reflected increases in non-interest expense and the provision for loan and lease losses, which were partially offset by increases in net interest income and non-interest income. Non-interest expense increased $1.5 million or 20.4% to $9.0 million for the three months ended September 30, 2022, compared to $7.5 million for the three months ended September 30, 2021. The provision for loan and lease losses was $0.5 million for the three months ended September 30, 2022, an increase of $1.0 million, or 200.0%, compared to a $0.5 million release of reserves for the same period of 2021. Partially offsetting these factors was a $1.2 million, or 9.4%, increase in net interest income to $13.9 million for the three months ended September 30, 2022 from $12.7 million for the same three months of 2021. In addition, non-interest income for the three months ended September 30, 2022, increased $0.3 million, or 16.2%, to $2.1 million from $1.8 million for the three months ended September 30, 2021.

Net income for the nine months ended September 30, 2022 totaled $15.5 million, or $0.79 per basic and diluted share, a decrease of $1.9 million, or 10.8%, compared to $17.4 million, or $0.86 per basic and diluted shares, for the same nine months of 2021. The decrease in year-to-date net income was caused primarily by increases in non-interest expense and the provision for loan and lease losses, coupled with a decrease in non-interest income, which were partially mitigated by an increase in net interest income. Non-interest expense increased $3.9 million, or 17.9%, to $25.8 million for the nine months ended September 30, 2022 from $21.9 million for the same period of 2021. For the nine months ended September 30, 2022, the provision for loan and lease losses was $1.3 million, an increase of $1.5 million, or 875.7%, compared to a release of reserves of $0.2 million for same period of 2021. Non-interest income for the nine months ended September 30, 2022 decreased $0.7 million, or 11.7%, to $5.6 million, compared to $6.3 million for the same nine months of 2021. Despite a $2.9 million reduction in net loan origination fees recognized on forgiven PPP loans, net interest income increased $4.2 million, or 11.5%, to $40.3 million for the nine months ended September 30, 2022 from $36.1 million for the comparable period of 2021.

For the three and nine months ended September 30, 2022, the annualized return on average assets was 1.26% and 1.24%, respectively, and 1.58% and 1.52%, respectively, for the same periods of 2021. The annualized return on average equity was 16.95% and 15.04%, respectively, for the three and nine months ended September 30, 2022, compared to 15.61% and 14.76%, for the comparable periods of 2021. FNCB declared and paid dividends to holders of common stock of $0.090 per share for the third quarter of 2022, an increase of $0.015 per share, or 20.0%, compared to $0.075 per share for the same period of 2021. Year-to-date dividends declared and paid totaled $0.240 per share in 2022, an increase of $0.045 per share, or 23.1%, from $0.195 per share in 2021.

Total assets increased $40.2 million, or 2.4%, to $1.705 billion at September 30, 2022 from $1.664 billion at December 31, 2021. The change in total assets primarily reflected increases in loans and leases, partially offset by decreases in cash and cash equivalents and available-for-sale debt securities. Loans and leases, net of the allowance for loan and lease losses, increased $130.4 million, or 13.5%, to $1.097 billion at September 30, 2022 from $967.0 million at December 31, 2021. FNCB experienced increases across all major loan categories due to strong organic demand, the new equipment finance product offering and the acquisition of third party originated loans and loan pools. Cash and cash equivalents decreased $64.9 million, or 65.5%, to $34.1 million at September 30, 2022 from $99.0 million at December 31, 2021. Available-for-sale debt securities decreased $50.1 million, or 9.6%, to $472.5 million at September 30, 2022 from $522.6 million at December 31, 2021. Total deposits increased $47.6 million, or 3.3%, to $1.503 billion at September 30, 2022 from $1.455 billion at December 31, 2021. Total borrowed funds increased $45.7 million, to $76.0 million, at September 30, 2022 from $30.3 million at December 31, 2021, due entirely to an increase in Federal Home Loan Bank ("FHLB") of Pittsburgh advances to $65.7 million at September 30, 2022 from $20.0 million at December 31, 2021.

On January 26, 2022, FNCB's Board of Directors authorized a stock repurchase program under which up to 750,000 shares of FNCB's outstanding common stock may be acquired in the open market commencing no earlier than March 4, 2022 and expiring December 31, 2022, pursuant to a trading plan that was adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Under the program, shares are purchased from time to time at prevailing market prices, through open market transactions depending upon market conditions and administered through an independent broker. Repurchases are subject to SEC regulations as well as certain price, market volume and timing constraints specified in the trading plan. Under the program, the purchases will be funded from available working capital presently available to FNCB, and the repurchased shares will be returned to the status of authorized but unissued shares of Common Stock. There is not a guarantee as to the exact number of shares that will be repurchased by FNCB, and FNCB may discontinue at any time that management determines additional repurchases are no longer warranted. As of September 30, 2022, FNCB repurchased 384,830 shares, at an average price per share of $9.45, or $3.6 million in aggregate.

Total shareholders’ equity decreased $50.9 million, or 31.3%, to $111.6 million at September 30, 2022 from $162.5 million at December 31, 2021.  The decrease in capital was primarily due market value depreciation of FNCB's available-for-sale debt securities, net of deferred taxes, which resulted in an accumulated other comprehensive loss of $52.1 million at September 30, 2022, compared to accumulated other comprehensive income of $6.3 million at December 31, 2021. Also impacting capital were common share repurchases totaling $3.6 million and year-to-date dividends declared of $4.7 million for the nine months ended September 30, 2022. These reductions were partially offset by net income for the nine months ended September 30, 2022 of $15.5 million. FNCB Bank was considered well capitalized with total risk-based capital and Tier 1 leverage ratios were 14.16% and 9.38% at September 30, 2022, respectively.

Management remains focused on expanding FNCB's comprehensive digital strategy to respond to evolving customer demands and create operational and delivery channel efficiencies. Specifically, in the second quarter of 2022, FNCB implemented a full-service point of sale solution for the origination and underwriting of residential mortgages through a third-party, web-based platform. The new platform provides customers with secure, state-of-art technology that guides them through the entire mortgage origination process from application to closing and allows FNCB to focus on attracting new customers and deepening existing customer relationships. FNCB is also in the process of fully integrating a new business lending software, which is a fully digital infrastructure that supports future growth, allowing FNCB to expand market penetration, improve borrower response time, and enhance governance related to credit administration and underwriting. Lastly, FNCB has partnered with a FinTech company formed by veteran community bank executives and implemented its proprietary cloud-based data analytic platform. This analytic platform provides timely and unique insight into FNCB's deposit, loan and revenue demographics, allowing FNCB's management team to make informed decisions to drive revenue, manage risk and create operational efficiencies. During the third quarter of 2022, FNCB began integrating a new comprehensive budgetary application into this data analytic platform to build its 2023-2025 budget and assist management in the strategic and capital planning process.

Additionally, management executed several initiatives to generate future growth and enhance non-interest revenue streams. FNCB's 1st Equipment Finance division, launched in the fourth quarter of 2021, has generated meaningful organic loan growth within the commercial sector, which has surpassed initial expectations for 2022. During the third quarter of 2022, FNCB expanded its investment arm, FNCB Wealth Management Services through an asset purchase agreement with Chiaro Investment Services, LLC. Following the close of the transaction on September 30, 2022, FNCB Wealth Management Services was rebranded as 1st Investment Services, providing clients with a full suite of services including investment management, brokerage, insurance planning and retirement services. Additionally, in the third quarter of 2022, FNCB hired a commercial lender with extensive experience originating loans that are guaranteed through the United States Small Business Administration ("SBA") in order to expand its SBA lending program. Through these initiatives, FNCB continues to build on its legacy of providing exceptional service to its customers and communities it serves.

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

In response to the economic uncertainty from the global COVID-19 pandemic, the FOMC lowered the federal funds target rate 150 basis points in two emergency actions in March 2020. As a result, the target range for federal funds fell from 1.50%-1.75% at December 31, 2019 to 0.00%-0.25% at March 31, 2020 and had remained at these historically low levels through March 15, 2022. Lingering effects from the COVID-19 pandemic, supply chain constraints and effects from the war in Ukraine, among others, have resulted in rapid rise in price inflation. As a result, the FOMC, in an effort to lower inflation to its 2.0% objective, began tightening economic policy in 2022. Specifically, the FOMC increased the target range for the federal funds rate a total of 300 basis points during the nine months ended September 30, 2022, which included an additional two 75-basis point increases in the third quarter of 2022, on July 27, 2022 and on September 21, 2022.  The increases in the federal funds target rate resulted in a corresponding a total 300-basis point increase in the national prime rate, which was 6.25% at September 30, 2022. In addition to these actions, the FOMC has indicated additional rate increases may be required throughout the remainder of 2022. This dramatic shift in monetary policy has resulted in a rapid rise in general market interest rates. Additionally, net interest income, earning-asset yields and the net interest margin for the third quarter and year-to-date periods ending September 30, 2022 and 2021 were impacted by the activity related to PPP loans, including the timing of forgiveness and recognition of net loan origination fees. Management has noted that competition for deposits within FNCB's market area has started to increase in the third quarter of 2022. Management anticipates that further increases in market interest rates, combined with heightened competition for deposits, could result in further contraction of FNCB's tax-equivalent net interest margin and rate spread, as the velocity of funding cost increases may surpass that of earning asset yields.

Net interest income on a tax-equivalent basis increased $1.3 million, or 9.8%, to $14.3 million for the three months ended September 30, 2022 from $13.0 million for the comparable period of 2021. The improvement in tax-equivalent net interest income primarily reflected an increase in tax-equivalent interest income of $2.5 million, or 18.2%, to $16.1 million for the third quarter of 2022 from $13.6 million for the same quarter of 2021, partially offset by an increase in interest expense of $1.2 million, or 191.9%, to $1.8 million from $0.6 million, comparing the third quarters of 2022 and 2021, respectively. The tax-equivalent net interest margin, a key measurement used in the banking industry to measure income from earning assets relative to the cost to fund those assets, is calculated by dividing tax-equivalent net interest income by average interest-earning assets.  FNCB’s tax-equivalent net interest margin decreased 3 basis points to 3.43% for the third quarter of 2022 from 3.46% for the same quarter of 2021. Additionally, rate spread, the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities shown on a fully tax-equivalent basis, declined 12 basis points to 3.28% for the three months ended September 30, 2022 from 3.40% for the same three months of 2021.

The $2.5 million, or 18.2%, increase in tax-equivalent interest income largely reflected growth in average earning assets, coupled with increases in the tax-equivalent yields on earning assets. Total average earning assets increased $159.6 million, or 10.6%, to $1.659 billion for the three months ended September 30, 2022 from $1.500 billion for the same three months of 2021, which resulted in a corresponding increase in tax-equivalent interest income of $2.2 million. Specifically, average total loans and leases increased $137.8 million, or 14.3%, to $1.103 billion for the third quarter of 2022 from $964.8 million for the same quarter of 2021, which largely reflected strong organic loan demand, the new commercial equipment financing product offering, and purchases of loan pools from third-party originators. In addition, total securities averaged $552.0 million for the third quarter of 2022, an increase of $111.6 million, or 25.3%, from $440.4 million for the third quarter of 2021. Increases in the average balances of loans and securities resulted in corresponding increases to tax-equivalent interest income of $1.5 million and $0.7 million, respectively, comparing the three months ended September 30, 2022 and 2021. The positive impact from higher earning asset volumes was coupled a 24-basis point increase in the tax-equivalent yield on average earning assets to 3.87% for the third quarter of 2022 from 3.63% for the same quarter of 2021, which resulted in a corresponding $0.3 million increase to tax-equivalent interest income.

The $1.2 million, or 191.9%, increase in interest expense was primarily due to an increase in average interest-bearing liabilities, specifically average borrowed funds, coupled with higher funding costs. Average interest-bearing liabilities increased $158.7 million, or 14.5%, to $1.249 billion for the three months ended September 30, 2022 from $1.091 billion for the same three months of 2021. The increase in average interest-bearing liabilities resulted in a corresponding increase to interest expense of $0.8 million, which was entirely due to a $120.1 million, or 1152.3%, increase in average borrowed funds to $130.5 million for the third quarter of 2022 from $10.4 million for the same quarter of 2021. Average interest-bearing deposits increased $38.6 million, or 3.6%, to $1.119 billion from $1.080 billion comparing the third quarters of 2022 and 2021, respectively. The growth average interest-bearing deposits had little impact on interest expense, as changing customer deposit preferences due to the economic and rate environment continued to result in deposit migration from higher-costing time deposits into non-maturity deposits.  Average interest-bearing demand deposits increased $32.6 million, or 4.2%, to $807.5 million for the third quarter of 2022 compared to $774.9 million for the same quarter of 2021, coupled with average savings deposits increasing $16.7 million, or 12.9%, to $146.5 million from $129.8 million comparing the third quarters of 2022 and 2021, respectively. Conversely, average time deposits decreased $10.7 million, or 6.1%, to $164.9 million for the three months ended September 30, 2022 from $175.6 million for the same three months of 2021. As a result of rising market interest rates, FNCB experienced a 36-basis point increase in the cost of funds to 0.59% for the three months ended September 30, 2022 from 0.23% for the same three months of 2021, which resulted in a corresponding increase in interest expense of $0.4 million. Specifically, the average rate paid for interest-bearing deposits increased 14 basis points to 0.36% for the third quarter of 2022 from 0.22% for the same period of 2021, resulting in a corresponding increase to interest expense of $0.4 million. Comparing the third quarters of 2022 and 2021, the average rates paid for interest-bearing demand and savings deposits, increased 35 basis points and 7 basis points, respectively. Meanwhile, the cost of time deposits decreased 26 basis points, comparing the three months ended September 30, 2022 and 2021, resulting in a corresponding decrease to interest expense of $0.1 million.

On a year-to-date basis, tax-equivalent net interest income increased $4.3 million, or 11.7%, to $41.2 million for the nine months ended September 30, 2022 from $36.9 million for the comparable period of 2021. The improvement in tax-equivalent net interest income was due to a $5.0 million, or 12.7%, increase in tax-equivalent interest income, partially offset by a $0.7 million, or 29.4%, increase in interest expense. The increase in tax-equivalent interest income for the year-to-date period resulted primarily from the $212.8 million, or 15.2%, increase in average earning asset balances to $1.615 billion for the nine months ended September 30, 2022 from $1.402 billion for the same nine months of 2021.  Average total security balances increased $143.4 million, or 35.4%, to $548.7 million for the nine months ended September 30, 2022 from $405.3 million for the same period of 2021, resulting in an increase of $2.0 million in interest income. In addition, average loan balances increased $110.4 million, or 11.7%, to $1.057 billion for the nine months ended September 30, 2022, compared to $946.7 million for the same nine months of 2021, resulting in an increase of $2.0 million in interest income. Partially offsetting the growth in average earning assets was a reduction in the tax-equivalent yield on average earning assets. For the nine months ended September 30, 2022 the tax-equivalent yield on earning assets decreased 8 basis points to 3.64% from 3.72% for the same nine-month period of 2021, which resulted in a $1.2 million decrease to tax-equivalent interest income. Specifically, the tax-equivalent yield on the loan portfolio decreased 11 basis points, while the tax-equivalent yield on the investment portfolio fell 16 basis points comparing the nine months ended September 30, 2022 and 2021.

The $0.7 million, or 29.4%, increase in interest expense comparing the year-to-date periods of 2022 and 2021 resulted primarily from an increase in average interest-bearing liabilities, partially offset by a reduction in funding costs. For the nine months ended September 30, 2022, interest-bearing liabilities averaged $1.208 billion, an increase of $164.8 million, or 15.8%, from $1.044 billion for the same nine months of 2021, which resulted in a corresponding increase to interest expense of $1.1 million. Accounting for the majority of the expense increase was a $87.3 million, or 842.9%, increase in average borrowed funds to $97.6 million for the nine months ended September 30, 2022 from $10.3 million for the same period of 2021. Total interest-bearing deposits averaged $1.111 billion for the nine months ended September 30, 2022, an increase of $77.6 million, or 7.5%, from $1.033 billion for the same period of 2021, reflecting increases in average interest-bearing demand deposits and savings deposits, partially offset by a reduction in time deposits. The increase in average deposit volumes had only a minor effect on interest expense, the impact of increases in lower-costing non-maturity deposits was almost entirely offset by a reduction in higher-costing time deposits. FNCB's cost of funds increased 3 basis points to 0.32% for the nine months ended September 30, 2022 from 0.29% for the same nine months of 2021. Despite the slight increase in funding costs, the dramatic change in mix of interest-bearing liabilities had a positive effect and resulted in a $0.4 million corresponding reduction to interest expense comparing the nine months ended September 30, 2022 and 2021. The cost of interest-bearing deposits decreased 7 basis points to 0.20% from 0.27%, respectively, comparing the nine months ended September 30, 2022 and 2021. Specifically, comparing the year-to-date periods of 2022 and 2021, the rates paid on time deposits, decreased 45 basis points. While interest-bearing demand deposits and savings deposits rates both increased 2 basis points, for the nine months ended September 30, 2022 as compared to same period of 2021. The cost of borrowed funds decreased 16 basis points to 1.68% for the nine months ended September 30, 2022 from 1.84% for the same nine months of 2021.

The following tables present the average balances of assets and liabilities, corresponding interest income and expense and resulting average yields or rates paid for the three and nine months ended September 30, 2022 and 2021. Average balances are derived from average daily balances. The loan yields include amortization of deferred origination fees and costs which are considered adjustments to yields.

	Three Months Ended
	September 30, 2022			September 30, 2021
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Assets
Earning assets (2)(3)
Loans and leases - taxable (4)	$1,045,474	$11,870	4.54%	$921,648	$10,364	4.50%
Loans and leases - tax free (4)	57,099	506	3.54%	43,091	420	3.90%
Total loans (1)(2)	1,102,573	12,376	4.49%	964,739	10,784	4.47%
Securities-taxable	438,339	2,796	2.55%	357,684	2,125	2.38%
Securities-tax free	113,629	875	3.08%	82,706	654	3.16%
Total securities (1)(5)	551,968	3,671	2.66%	440,390	2,779	2.52%
Interest-bearing deposits in other banks and federal funds sold	4,634	19	1.64%	94,434	31	0.13%
Total earning assets	1,659,175	16,066	3.87%	1,499,563	13,594	3.63%
Non-earning assets	65,524			105,912
Allowance for loan and lease losses	(13,677)			(12,461)
Total assets	$1,711,022			$1,593,014

Liabilities and Shareholders' Equity
Interest-bearing liabilities
Interest-bearing demand deposits	$807,522	802	0.40%	$774,906	290	0.15%
Savings deposits	146,513	53	0.14%	129,813	24	0.07%
Time deposits	164,874	146	0.35%	175,593	268	0.61%
Total interest-bearing deposits	1,118,909	1,001	0.36%	1,080,312	582	0.22%
Borrowed funds and other interest-bearing liabilities	130,481	835	2.56%	10,419	47	1.80%
Total interest-bearing liabilities	1,249,390	1,836	0.59%	1,090,731	629	0.23%
Demand deposits	318,656			325,571
Other liabilities	15,742			15,258
Shareholders' equity	127,234			161,454
Total liabilities and shareholder's equity	$1,711,022			$1,593,014

Net interest income/interest rate spread (6)		14,230	3.28%		12,965	3.40%
Tax equivalent adjustment		(290)			(225)
Net interest income as reported		$13,940			$12,740

Net interest margin (7)			3.43%			3.46%

(1)	Interest income is presented on a tax equivalent basis using a 21% rate.
(2)	Loans and leases are stated net of unearned income.
(3)	Non-accrual loans are included in loans within earning assets.
(4)	Interest income on loans and leases include net loan (costs) fees of ($0.2) million and $1.3 million for the three months ended September 30, 2022 and 2021, respectively.
(5)	The yields for securities that are classified as available for sale is based on the average historical amortized cost.
(6)	Interest rate spread represents the difference between the average yield on interest earning assets and the cost of interest-bearing liabilities and is presented on a tax equivalent basis.
(7)	Net interest income as a percentage of total average interest earning assets.

	Nine Months Ended
	September 30, 2022			September 30, 2021
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Assets
Earning assets (2)(3)
Loans and leases - taxable (4)	$1,005,006	$32,368	4.29%	$901,851	$26,662	4.39%
Loans and leases - tax free (4)	52,116	1,397	3.57%	44,843	1,344	4.00%
Total loans (1)(2)	1,057,122	33,765	4.26%	946,694	31,006	4.37%
Securities-taxable	439,765	7,778	2.36%	324,971	6,132	2.52%
Securities-tax free	108,926	2,482	3.04%	80,320	1,923	3.19%
Total securities (1)(5)	548,691	10,260	2.49%	405,291	8,055	2.65%
Interest-bearing deposits in other banks and federal funds sold	8,815	34	0.51%	49,833	35	0.09%
Total earning assets	1,614,628	44,059	3.64%	1,401,818	39,096	3.72%
Non-earning assets	75,066			137,879
Allowance for loan and lease losses	(13,316)			(12,344)
Total assets	$1,676,378			$1,527,353

Liabilities and Shareholders' Equity
Interest-bearing liabilities
Interest-bearing demand deposits	$810,220	1,212	0.20%	$728,110	997	0.18%
Savings deposits	143,649	99	0.09%	122,531	66	0.07%
Time deposits	157,000	360	0.31%	182,659	1,035	0.76%
Total interest-bearing deposits	1,110,869	1,671	0.20%	1,033,300	2,098	0.27%
Borrowed funds and other interest-bearing liabilities	97,558	1,229	1.68%	10,347	143	1.84%
Total interest-bearing liabilities	1,208,427	2,900	0.32%	1,043,647	2,241	0.29%
Demand deposits	315,699			312,702
Other liabilities	14,244			13,234
Shareholders' equity	138,008			157,770
Total liabilities and shareholder's equity	$1,676,378			$1,527,353

Net interest income/interest rate spread (6)		41,159	3.32%		36,855	3.43%
Tax equivalent adjustment		(814)			(686)
Net interest income as reported		$40,345			$36,169

Net interest margin (7)			3.40%			3.51%

(1)	Interest income is presented on a tax equivalent basis using a 21% rate.
(2)	Loans and leases are stated net of unearned income.
(3)	Non-accrual loans are included in loans within earning assets.
(4)	Interest income on loans and leases include net loan fees of $0.3 million and $3.4 million for the nine months ended September 30, 2022 and 2021, respectively.
(5)	The yields for securities that are classified as available for sale is based on the average historical amortized cost.
(6)	Interest rate spread represents the difference between the average yield on interest earning assets and the cost of interest-bearing liabilities and is presented on a tax equivalent basis.
(7)	Net interest income as a percentage of total average interest earning assets.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022 vs. 2021			2022 vs. 2021
	Increase (Decrease)			Increase (Decrease)
	Due to	Due to	Total	Due to	Due to	Total
(in thousands)	Volume	Rate	Change	Volume	Rate	Change
Interest income:
Loans and leases - taxable	$1,405	$101	$1,506	$3,333	$(627)	$2,706
Loans and leases - tax free	127	(41)	86	204	(151)	53
Total loans	1,532	60	1,592	3,537	(778)	2,759
Securities - taxable	506	165	671	2,051	(405)	1,646
Securities - tax free	239	(18)	221	656	(97)	559
Total securities	745	147	892	2,707	(502)	2,205
Interest-bearing deposits in other banks and federal funds sold	(55)	43	(12)	(49)	48	(1)
Total interest income	2,222	250	2,472	6,195	(1,232)	4,963

Interest expense:
Interest-bearing demand deposits	13	499	512	118	97	215
Savings deposits	3	26	29	13	20	33
Time deposits	(15)	(107)	(122)	(129)	(546)	(675)
Total interest-bearing deposits	1	418	419	2	(429)	(427)
Borrowed funds and other interest-bearing liabilities	760	28	788	1,100	(14)	1,086
Total interest expense	761	446	1,207	1,102	(443)	659
Net interest income	$1,461	$(196)	$1,265	$5,093	$(789)	$4,304

Provision for Loan and Lease Losses

The provision for loan and lease losses is an expense charged against net interest income to provide for probable losses attributable to uncollectible loans and leases and is based on management’s analysis of the adequacy of the ALLL. A release of reserves, resulting in a credit for loan and lease losses, reflects the reversal of amounts previously charged to the ALLL. Management closely monitors the loan portfolio and the adequacy of the ALLL by considering the underlying financial performance of the borrower, collateral values and associated credit risks. Future material adjustments may be necessary to the provision for loan and lease losses and the ALLL if economic conditions or loan performance differ substantially from the assumptions management considered in its evaluation of the ALLL. Despite continued economic uncertainty, global supply chain issues and inflationary pressures due to the COVID-19 pandemic, supply chain constraints and other factors such as the war in Ukraine, which have resulted in monetary policy tightening, FNCB's asset quality metrics have remained favorable throughout 2021 and the first nine months of 2022. Management will continue to closely monitor FNCB's asset quality and adjust credit provisioning as appropriate. FNCB recorded a provision for loan and lease losses of $513 thousand for the three-month period ended September 30, 2022 compared to a $513 thousand credit to the provision for loan and lease losses for the three months ended September 30, 2021. The provision for loan and lease losses totaled $1.3 million for the nine months ended September 30, 2022, an increase of $1.5 million, from $172 thousand credit to provision for loan and lease losses for the same nine months of 2021. The increase in credit provisioning for the quarter- and year-to-date periods of 2022 is primarily attributable to an increase in loan volumes.

Non-interest Income

For the three months ended September 30, 2022, non-interest income increased $299 thousand, or 16.2%, to $2.1 million from $1.8 million for the three months ended September 30, 2021. The increase was largely due to increases in deposit service charges, other non-interest income, income from bank-owned life insurance ("BOLI") and net gains on the sale of mortgage loans held for sale. Deposit service charges increased $124 thousand, or 12.3%, to $1.1 million for the three months ended September 30, 2022, compared to $1.0 million for the same three months of 2021.  Other non-interest income increased $143 thousand, or 54.8%, to $404 thousand, compared to $261 thousand for the same three months of 2021, which was primarily due to an increase in referral fees from loan swap transactions. During the first quarter of 2022, FNCB purchased an additional $3.0 million in BOLI policies, which, along with an increase in market interest rates, contributed to a $61 thousand, or 43.9%, in BOLI income to $200 thousand for the three months ended September 30, 2022 from $139 thousand for the same three-month period of 2021. For the three months ended September 30, 2022, net gains on the sale of mortgages held for sale totaled $91 thousand, an increase of $50 thousand, or 121.9%, from $41 thousand recorded for the same quarter of 2021. These increases were partially offset by $70 thousand, or 44.9%, decline in net gains on equity securities to $86 thousand for the three months ended September 30 ,2022, compared to $156 thousand for the same three months of 2021.

For the nine months ended September 30, 2022, non-interest income decreased $737 thousand, or 11.7%, to $5.6 million from $6.3 million for the same period of 2021 due primarily to an unfavorable change in the market value of equity securities, reductions in net gains on the sale of available-for-sale securities and mortgage loans held for sale, and loan-related fees. Stock market volatility resulted in FNCB recording a net loss on equity securities of $121 thousand for the nine months ended September 30, 2022 compared to a net gain on equity securities of $556 thousand for the nine months ended September 30, 2021. Comparing the year-to-date periods ended September 30, 2022 and 2021, due to changing market conditions, FNCB also experienced reductions in the net gains on the sale of available-for-sale debt securities and mortgages held for sale, which decreased $248 thousand, or 116.4%, and $189 thousand, or 60.5%, respectively.  Loan- related fees decreased $153 thousand, or 48.8%, to $161 thousand from $314 thousand comparing the nine months ended September 30, 2022 and 2021, respectively, which was largely due to a reduction in fees received on the servicing of loans under the Federal Reserve Bank's Main Street Lending Program. In addition, non-interest income for the nine-month period of 2021 included non-recurring income of $426 thousand from a bank-owned life insurance death benefit claim. These decreases in non-interest income were partially offset by a $409 thousand, or 14.4%, increase in deposit service charges, to $3.2 million for the nine months ended September 30, 2022 compared to $2.8 million for the same period of 2021.

Non-interest Expense

Non-interest expense increased $1.5 million, or 20.4%, to $9.0 million for the three months ended September 30, 2022 from $7.5 million for the three months ended September 30, 2021, which primarily reflected increases in salaries and employee benefits, the provision for off-balance sheet commitments, professional fees and other non-interest expenses. Salaries and employee benefits increased $559 thousand, or 13.9%, to $4.6 million for the third quarter of 2022 from $4.0 million for the same quarter of 2021, which primarily reflected additional personnel costs associated with the 1st Equipment Finance team of lending professionals. During the third quarter of 2022, FNCB recorded a provision for off-balance sheet commitments of $338 thousand, an increase of $423 thousand, or 497.6%, compared to a credit for off-balance sheet commitments of $85 thousand for the respective quarter of 2021, which primarily reflected high volumes of commercial construction commitments. Professional fees increased $144 thousand, or 94.1%, to $297 thousand from $153 thousand comparing the third quarters of 2022 and 2021, respectively. Comparing the three months ended September 30, 2022 and 2021, other operating expenses increased $167 thousand, or 26.1%, which was largely due to increases in correspondent bank charges and servicing costs associated with purchased loan pools.

For the nine months ended September 30, 2022, non-interest expense increased $3.9 million or 17.9%, to $25.8 million compared to $21.9 million for the same nine- month period of 2021, primarily due to similar increases experienced for the quarterly period.  Salaries and employee benefits increased $2.0 million, or 16.6%, to $13.8 million for the nine months ended September 30, 2022, compared to $11.8 million for the nine months ended September 30, 2021. The provision for off-balance sheet commitments increased $674 thousand, or 316.4%, to $461 thousand for the nine months ended September 30, 2022, compared to a credit of $213 thousand recorded for the same nine-month period of 2021. Professional fees increased $313 thousand, or 59.7%, to $837 thousand for the nine months ended September 30, 2022 from $534 thousand for the same nine months of 2021, while other operating expenses increased $228 thousand, or 12.3%, to $2.1 million from $1.8 million, respectively, comparing the nine months ended September 30, 2022 and 2021. Additionally, for the year-to-date period, data processing expense increased $381 thousand, or 14.3%, to $3.0 million in 2022 from $2.6 million in 2021, which was largely due to additional costs associated with the new retail mortgage and commercial lending platforms.

Provision for Income Taxes

FNCB recorded income tax expense of $3.3 million for the nine months ended September 30, 2022, a decrease of $91 thousand, or 2.7%, compared to income tax expense of $3.4 million for the same period of 2021. FNCB's effective tax rate increased to 17.38% at September 30, 2022 compared to 16.16% for the same period of 2021. The increase in income tax expense and the effective tax rate primarily reflected a timing difference related to the loss on equity securities recorded in the first nine months of 2022, compared to a gain on equity securities recorded in the comparable period of 2021. The lower effective tax rate for 2021 also reflected the recognition of $426 thousand of non-taxable income from a BOLI settlement received on a death benefit claim.

FINANCIAL CONDITION

Assets

Total assets increased $40.2 million, or 2.4%, to $1.705 billion at September 30, 2022 from $1.664 billion at December 31, 2021. The change in total assets primarily reflected increases in loans and leases, partially offset by decreases in cash and cash equivalents and available-for-sale debt securities. Loans and leases, net of the allowance for loan and lease losses, increased $130.4 million, or 13.5%, to $1.097 billion at September 30, 2022 from $967.0 million at December 31, 2021. FNCB experienced increases across all major loan categories due to strong organic demand, the new equipment finance product offering and the acquisition of loans and loan pools from third-party originators. Cash and cash equivalents decreased $64.9 million, or 65.5%, to $34.1 million at September 30, 2022 from $99.0 million at December 31, 2021. Available-for-sale debt securities decreased $50.1 million, or 9.6%, to $472.5 million at September 30, 2022 from $522.6 million at December 31, 2021. Total deposits increased $47.6 million, or 3.3%, to $1.503 billion at September 30, 2022 from $1.455 billion at December 31, 2021. Total borrowed funds increased $45.7 million to $76.0 million at September 30, 2022 from $30.3 million at December 31, 2021. The increase in borrowed funds was entirely due to an increase in Federal Home Loan Bank ("FHLB") of Pittsburgh advances to $65.7 million at September 30, 2022 from $20.0 million at December 31, 2021.

Cash and Cash Equivalents

Cash and cash equivalents decreased $64.9 million, or 65.5%, to $34.1million at September 30, 2022 from $99.0 million at December 31, 2021. The decrease in cash and cash equivalents resulted primarily from cash used to fund earning asset growth. Additionally, FNCB paid cash dividends totaling $4.7 million, or $0.240 per share, for the nine months ended September 30, 2022, and $3.6 million for the purchase of common shares under the repurchase program.

Securities

FNCB’s investment securities portfolio provides a source of liquidity needed to meet expected loan demand and interest income to increase profitability. Additionally, the investment securities portfolio is used to meet pledging requirements to secure public deposits and for other purposes. Debt securities are classified as either held-to-maturity or available-for-sale at the time of purchase based on management's intent. Held-to-maturity securities are carried at amortized cost, while available-for-sale securities are carried at fair value, with unrealized holding gains and losses reported as a component of shareholders’ equity in accumulated other comprehensive income (loss), net of tax. At September 30, 2022 and December 31, 2021, all debt securities were classified as available-for-sale. Equity securities with readily determinable fair values are carried at fair value, with gains and losses due to fluctuations in market value included in non-interest income in the consolidated statements of income. Securities with limited marketability and/or restrictions, such as FHLB of Pittsburgh stock, are carried at cost. Management monitors the investment portfolio regularly. Decisions to purchase or sell investment securities are based upon management’s current assessment of long-term and short-term economic and financial conditions, including the interest rate environment and asset/liability management, liquidity and tax-planning strategies.

At September 30, 2022, FNCB's investment portfolio was comprised principally of available-for-sale debt securities including, fixed-rate, taxable and tax-exempt obligations of state and political subdivisions, and fixed-rate and floating-rate securities issued by U.S. government or U.S. government-sponsored agencies, which include mortgage-backed securities and residential and commercial collateralized mortgage obligations (“CMOs”). FNCB also holds fixed- and floating-rate investments in private CMO's, corporate debt securities, asset-backed securities and U.S. Treasury securities. Additionally, FNCB holds equity investments in the common and preferred stock of certain publicly-traded and privately-held bank holding companies. Except for U.S. government and government-sponsored agencies, there were no securities of any individual issuer that exceeded 10.0% of shareholders’ equity at September 30, 2022.

The majority of FNCB's debt securities are fixed-rate instruments and inherently subject to interest rate risk, as the value of fixed-rate securities fluctuate with changes in interest rates. U.S. Treasury rates continued to increase through the third quarter of 2022 as the FOMC continued to tighten monetary policy. Additionally, as short-term interest rates moved up sharply, the yield curve was inverted at September 30, 2022, due to a negative spread between the 2-year and 10-year U.S. Treasury rates. The 2-year U.S. Treasury rate increased 349 basis points to 4.22% at September 30, 2022 from 0.73% at December 31, 2021, while the 10-year U.S. Treasury rate increased 231 basis points to 3.83% at September 30, 2022 from 1.52% at December 31, 2021. These movements resulted in a negative spread of 39-basis points between the 2-year and 10-year U.S. Treasury, compared to a positive spread of 0.79% at December 31, 2021. Generally, a security's value reacts inversely with changes in interest rates. Available-for-sale securities are carried at fair value, with unrealized gains or losses reported in the accumulated other comprehensive income or loss component of shareholder's equity net of deferred income taxes. At September 30, 2022, FNCB reported a net unrealized loss, included in accumulated other comprehensive loss, of $53.0 million, net of deferred income taxes of $14.1 million, a decrease of $59.1 million, or 968.9%, compared to a net unrealized holding gain of $6.1 million, net of deferred income taxes of $1.6 million, at December 31, 2021. Any further increase in interest rates could result in further depreciation in the fair value of FNCB's securities portfolio and capital position. However, accumulated other comprehensive income and loss related to available-for-sale debt securities is excluded from regulatory capital and does not have an impact on FNCB's regulatory capital ratios.

The following table presents the composition of available-for-sale debt securities at September 30, 2022 and December 31, 2021:

Composition of Available-for-Sale Debt Securities

	September 30, 2022		December 31, 2021
(dollars in thousands)	Fair Value	% of Portfolio	Fair Value	% of Portfolio
Available-for-sale debt securities:
U.S. treasuries	$32,519	6.88%	$36,355	6.96%
Obligations of state and political subdivisions	225,113	47.65%	244,372	46.76%
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	83,087	17.59%	100,710	19.27%
Collateralized mortgage obligations - commercial	3,323	0.70%	3,727	0.71%
Mortgage-backed securities	17,879	3.78%	25,506	4.88%
Private collateralized mortgage obligations	67,470	14.28%	67,165	12.85%
Corporate debt securities	30,694	6.50%	32,063	6.14%
Asset-backed securities	11,710	2.48%	11,932	2.28%
Negotiable certificates of deposit	656	0.14%	736	0.14%
Total available-for-sale debt securities	$472,451	100.00%	$522,566	100.00%

Activity related to available-for-sale debt securities during the nine months ended September 30, 2022 included the purchase of 63 debt securities with an aggregate principal balance of $61.4 million and a weighted-average yield of 3.29%.  The purchases were diversified across all major investment categories. Principal repayments and a decrease in the fair value of the available-for-sale portfolio due to an increase in market interest rates entirely offset the increase due to the purchases. FNCB sold one private CMO available-for-sale debt security, with an amortized cost of $2.4 million with a weighted average yield of 4.19%, during the nine months ended September 30, 2022. FNCB received gross proceeds of $2.4 million and realized a net loss of $35 thousand upon the sale, which is included in non-interest income.

Management continually monitors the investment portfolio for credit worthiness, value, and yield. Semi-annually, management engages a third-party consultant to review the municipal portfolio to determine if there is any undue credit risk within the portfolio. As part of the independent review, each security is compared to their "portfolio credit benchmark" to identify which securities may contain more than a minimal risk of payment default.  Based on their semi-annual review as of June 30, 2022, the third-party consultant concluded that each municipal security held within the portfolio met or exceeded the benchmark and that none of the securities required further review. The next third-party review is scheduled for December 31, 2022. Management also monitors municipal securities monthly using a third-party Municipal Surveillance Report that identifies events related to the issuer that may indicate a deterioration in credit quality. Management noted no such events during the third quarter of 2022.

The following table presents the weighted-average yields of available-for-sale debt securities by major category and maturity period at September 30, 2022. Yields are calculated on the basis of the amortized cost and weighted for the scheduled maturity of each security. The yields on tax-exempt obligations of state and political subdivisions are presented on a tax-equivalent basis using the federal corporate income tax rate of 21.0%. Because residential, commercial and private collateralized mortgage obligations, mortgage-backed securities and asset-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following summary.

Maturity Distribution of Available-for-Sale Debt Securities

	September 30, 2022
	Within One Year	>1 - 5 Years	6 - 10 Years	Over 10 Years	Collateralized Mortgage Obligations, Mortgage-Backed and Asset-Backed Securities	Total
Available-for-sale debt securities:
U.S. treasuries	-	1.18%	1.20%	-	-	1.19%
Obligations of state and political subdivisions	2.93%	3.00%	2.37%	2.90%	-	2.81%
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	-	-	-	-	2.00%	2.00%
Collateralized mortgage obligations - commercial	-	-	-	-	1.99%	1.99%
Mortgage-backed securities	-	-	-	-	2.30%	2.30%
Private collateralized mortgage obligations	-	-	-	-	2.96%	2.96%
Corporate debt securities	-	-	4.60%	-	-	4.60%
Asset-backed securities	-	-	-	-	4.16%	4.16%
Negotiable certificates of deposit	-	1.02%	-	-	-	1.02%
Weighted average yield	2.93%	2.62%	2.78%	2.90%	2.51%	2.69%

OTTI Evaluation

There was no OTTI recognized during the three or nine months ended September 30, 2022 or 2021. For additional information regarding management’s evaluation of securities for OTTI, see Note 3, “Securities” of the notes to consolidated financial statements included in Item 1 to this Quarterly Report on Form 10-Q.

Equity Securities

Equity securities with readily determinable fair values totaled $5.5 million at September 30, 2022 and $4.9 million at December 31, 2021 and were comprised of the common or preferred stock of publicly traded bank holding companies held at the holding company level and an investment in a mutual fund comprised of 1-4 family residential mortgage-backed securities collateralized by properties within FNCB’s market area held at the Bank. Equity securities with readily determinable fair values are reported at fair value with net unrealized gains and losses recognized in the consolidated statements of income.

Restricted Securities

The following table presents the investment in FNCB’s restricted securities, which have limited marketability and are carried at cost, at September 30, 2022 and December 31, 2021. Management noted no indicators of impairment for the FHLB of Pittsburgh or Atlantic Community Banker’s Bank stock at September 30, 2022 and December 31, 2021.

	September 30,	December 31,
(in thousands)	2022	2021
Stock in Federal Home Loan Bank of Pittsburgh	$4,828	$1,901
Stock in Atlantic Community Banker's Bank	10	10
Total restricted securities, at cost	$4,838	$1,911

Loans and Leases

Total loans and leases, gross, increased $129.0 million, or 13.1%, to $1.110 billion at September 30, 2022 from $981.4 million at December 31, 2021. The growth in the loan portfolio reflected increases in all major loan categories, which was primarily due to strong organic demand and the new commercial equipment financing product line. In addition, FNCB purchased individual loans and loan pools originated by third-party originators to enhance interest income revenue streams and diversify the loan portfolio. Loan purchases through 2022 included commercial equipment financing, residential mortgage loans and secured and unsecured consumer installment loans.

FNCB expanded its commercial credit product offerings to include commercial equipment financing, through simple interest loans, and direct finance and municipal leases, which is doing business under the name of 1st Equipment Finance. The majority of equipment financing is originated through indirect, third-party dealers. At September 30, 2022, simple interest loans and finance leases outstanding under this initiative were $60.3 million and $0.7 million, respectively. Municipal leases under this initiative were $4.0 million at September 30, 2022.  Simple interest loans and direct finance leases are included in commercial and industrial loans and leases, while municipal leases are included in state and municipal subdivision loans and leases.

Also, included in commercial and industrial loans and leases at September 30, 2022 and December 31, 2021 were $1.4 million and $21.9 million, respectively, in outstanding balances of PPP loans, which are 100.0% guaranteed by the SBA. Accordingly, management excluded PPP loans in its evaluations of the ALLL and there was no ALLL established for PPP loans at September 30, 2022 and December 31, 2021.

From a collateral standpoint, a majority of FNCB’s loan portfolio consists of loans secured by real estate. Real estate secured loans, which include commercial real estate, construction, land acquisition and development, and residential real estate loans, increased $45.8 million, or 7.1%, to $687.5 million at September 30, 2022 from $641.7 million at December 31, 2021. Despite the increase, real estate secured loans represented 61.9% of gross loans at September 30, 2022 compared to 65.4% at December 31, 2021, which resulted from management's efforts to diversify the portfolio.

Commercial real estate loans increased $13.1 million, or 3.6%, to $379.1 million at September 30, 2022 from $366.0 million at December 31, 2021. Commercial real estate loans include long-term commercial mortgage financing and are primarily secured by first or second lien mortgages. Commercial and industrial loans and leases, consist primarily of equipment loans, working capital financing, revolving lines of credit and loans secured by cash and marketable securities. In addition, commercial and industrial loans and leases include PPP loans. Commercial and industrial loans and leases increased $60.9 million, or 31.5%, to $254.0 million at September 30, 2022 from $193.1 million at December 31, 2021, which was primarily due to equipment loan and lease origination through 1st Equipment Finance and the purchase of loan pools through third-party originators during the nine months ended September 30, 2022, partially offset by forgiveness of PPP loans. Construction, land acquisition and development loans increased $15.3 million, or 36.8%, to $56.9 million at September 30, 2022 from $41.6 million at December 31, 2021.

Residential real estate loans include fixed-rate and variable-rate, amortizing mortgage loans, home equity term loans and home equity lines of credit ("HELOCs"). FNCB primarily underwrites fixed-rate residential mortgage loans for sale in the secondary market to reduce interest rate risk and provide funding for additional loans. Additionally, FNCB offers its proprietary “WOW” mortgage product, which is a non-saleable mortgage with maturity terms of 7.5 to 19.5 years that provides customers with an attractive fixed interest rate and low closing costs. Residential real estate loans totaled $251.5 million at September 30, 2022, an increase of $17.4 million, or 7.4%, from $234.1 million at December 31, 2021. In the first half of 2022, FNCB chose to hold saleable residential mortgages in the portfolio due to unfavorable market pricing. Additionally, the increase reflected $4.5 million in purchased third-party originated residential mortgage loans outstanding at September 30, 2022, and a $4.1 million, or 4.0%, increase in WOW mortgages to $105.0 million at September 30, 2022 from $100.9 million at December 31, 2021.

Consumer loans primarily include indirect automobile loans and secured and unsecured personal loans. Consumer loans increased by $10.6 million, or 12.4%, to $96.1 million at September 30, 2022 from $85.5 million at December 31, 2021. The increase in consumer loans was largely due to the purchase of individual loans and pools of personal installment loans of from third-party originators including unsecured loans and loans secured by chattel paper. Loans and leases to state and political subdivisions increased $11.7 million, or 19.2%, to $72.8 million at September 30, 2022 from $61.1 million at December 31, 2021.

The following table presents loans and leases receivable, net by major category at September 30, 2022 and December 31, 2021:

Loan and Lease Portfolio Detail

	September 30, 2022		December 31, 2021
(dollars in thousands)	Amount	% of Total Loans, Gross	Amount	% of Total Loans, Gross
Residential real estate	$251,473	22.65%	$234,113	23.86%
Commercial real estate	379,059	34.14%	366,009	37.29%
Construction, land acquisition and development	56,940	5.13%	41,646	4.24%
Commercial and industrial	253,977	22.87%	193,086	19.67%
Consumer	96,093	8.65%	85,522	8.72%
State and political subdivisions	72,827	6.56%	61,071	6.22%
Total loans and leases, gross	1,110,369	100.00%	981,447	100.00%
Unearned income	(763)		(1,442)
Net deferred loan origination costs (fees)	1,624		(566)
Allowance for loan and lease losses	(13,819)		(12,416)
Loans and leases, net	$1,097,411		$967,023

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

The following table presents information about non-performing assets and accruing TDRs at September 30, 2022 and December 31, 2021:

Non-performing Assets and Accruing TDRs

	September 30,	December 31,
(dollars in thousands)	2022	2021
Non-accrual loans	$2,654	$3,863
Loans past due 90 days or more and still accruing	74	-
Total non-performing loans	2,728	3,863
Other real estate owned	228	920
Other non-performing assets	1,773	1,773
Total non-performing assets	$4,729	$6,556

Accruing TDRs	$6,201	$6,666
Non-performing loans as a percentage of gross loans	0.25%	0.39%

FNCB's asset quality remained favorable through the third quarter of 2022. Total non-performing assets decreased $1.8 million, or 27.9%, to $4.7 million at September 30, 2022 from $6.5 million at December 31, 2021. The improvement reflected decreases in non-accrual loans and OREO. Non-performing loans, which include non-accrual loans and loans past due 90 days or more and still accruing, decreased $1.2 million, or 29.4%, to $2.7 million at September 30, 2022 from $3.9 million at December 31, 2021. The decrease in non-performing loans was primarily due to the sale of two non-accrual loans to one commercial borrower totaling $0.9 million during the second quarter of 2022. The sale was to another commercial bank with no gain or loss realized on the sale. The $0.7 million decrease in OREO resulted from sale of one bank-owned property that was held in OREO during the first quarter of 2022. FNCB’s ratio of non-performing loans to total gross loans improved to 0.25% at September 30, 2022 from 0.39% at December 31, 2021. Additionally, there were no loans modified as TDRs during the three and nine months ended September 30, 2022 and 2021.

The following table presents the changes in non-performing loans for the three and nine months ended September 30, 2022 and 2021. Loans transferred to OREO represent the recorded investment of loans at time of foreclosure not including the effect of any guarantees.

Changes in Non-Performing Loans

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Balance, beginning of period	$2,778	$4,555	$3,863	$5,581
Loans newly placed on non-accrual	658	445	1,356	1,366
Change in loans past due 90 days or more and still accruing	60	-	74	-
Loans returned to performing status	-	-	-	(468)
Loans transferred to OREO	-	-	-	(138)
Loans charged-off	(394)	(236)	(760)	(707)
Loans sold	-	-	(925)	-
Loan payments received	(374)	(289)	(880)	(1,159)
Balance, end of period	$2,728	$4,475	$2,728	$4,475

The average balance of impaired loans was $8.3 million and $9.0 million, respectively, for the three and nine months ended September 30, 2022, and $10.5 million and $11.0 million, respectively for the three and nine months ended September 30, 2021. FNCB recognized $77 thousand and $229 thousand of interest income on impaired loans, respectively, for the three and nine months ended September 30, 2022, and $75 thousand and $230 thousand, respectively for the same periods of 2021.

The additional interest income that would have been earned on non-accrual and restructured loans had the loans been performing in accordance with their original terms for the three and nine months ended September 30, 2022 approximated $42 thousand and $128 thousand, respectively, compared to $52 thousand and $167 thousand, respectively, for the three and nine months ended September 30, 2021.

The following table presents accruing loan delinquencies and non-accrual loans as a percentage of gross loans at September 30, 2022 and December 31, 2021:

Loan Delinquencies and Non-Accrual Loans

	September 30,	December 31,
	2022	2021
Accruing:
30-59 days	0.12%	0.13%
60-89 days	0.06%	0.03%
90+ days	0.01%	0.00%
Non-accrual	0.24%	0.39%
Total delinquencies	0.43%	0.55%

Total delinquent loans, including non-accrual loans, were $4.7 million, or 0.43% of gross loans, at September 30, 2022, and $5.4 million, or 0.55% of gross loans, at December 31, 2021. The decrease in delinquent loan balances, was primarily due to a $1.2 million, or 31.3% decrease in non-accrual loans. As previously mentioned, the sale of the $0.9 million non-performing commercial relationship was the primarily factor contributing to the decrease in non-accrual loans.

OREO consists of property acquired by foreclosure, abandonment or conveyance of deed in-lieu of foreclosure of a loan, and bank premises that are no longer used for operation or for future expansion. OREO is held for sale and is initially recorded at fair value less estimated costs to sell at the date of acquisition or transfer, which establishes a new cost basis. Upon acquisition of the property through foreclosure or deed-in-lieu of foreclosure, any adjustment to fair value less estimated selling costs is recorded to the ALLL. The determination is made on an individual asset basis. Bank premises no longer used for operations or future expansion are transferred to OREO at fair value less estimated selling costs with any related write-down included in non-interest expense. Subsequent to acquisition, valuations are periodically performed, and the assets are carried at the lower of cost or fair value less estimated cost to sell. Fair value is determined through external appraisals, current letters of intent, broker price opinions or executed agreements of sale, unless management determines that conditions exist that warrant an adjustment to the value. Costs relating to the development and improvement of the OREO properties may be capitalized; holding period costs and any subsequent changes to the valuation allowance are charged to expense as incurred. At September 30, 2022, OREO consisted of one bank-owned commercial property with a carrying value of $228 thousand. At December 31, 2021, OREO consisted of two bank-owned properties with an aggregate carrying value of $920 thousand. In the first quarter of 2022, FNCB sold one of the properties, a parcel of land that was previously held for future expansion. FNCB realized a gain of $3 thousand on the sale, which is included in other income in the consolidated statements of income for the nine months ended September 30, 2022.

Other non-performing assets was comprised solely of a classified account receivable, the balance of which was $1.8 million at both September 30, 2022 and at December 31, 2021. The receivable is secured by an evergreen letter of credit that was received in 2011 as part of a settlement agreement for a large construction, land acquisition and development loan for a residential development project in the Pocono region of Monroe County, Pennsylvania. The agreement provides for payment to FNCB as real estate building lots are sold. The project was stalled due to a decline in real estate values in this area following the financial crisis of 2008. In 2019, economic development in this market area began improving and the developer for this project had resumed construction activity, including the completion of substantial infrastructure, and had increased marketing and sales initiatives related to the project. To date, no single-unit lots have been sold, however, the developer completed the construction of a seven-unit building that houses timeshare units and owners began occupying the units in the fourth quarter of 2020. In 2020, management negotiated a repayment plan with the developer. FNCB received the first payment of $127 thousand in the second quarter of 2021. Management continues to closely monitor this project and has noted an increase in construction activity related to this project including the construction of two additional six- or eight-unit buildings and further site development including building pads for a new six-seven unit building and pool/spa building during the first half of 2022. Additionally, the developer has increased marketing and sales initiatives for the project. However, the impact of economic uncertainty, supply-chain constraints, inflation and other factors are still unknown and could negatively affect the timing of future sales and payments.

While FNCB's asset quality has remained favorable, management believes continued economic uncertainty associated with the COVID-19 pandemic, supply-chain constraints and further increases in inflation, and the resulting increase in interest rates could affect borrowers' ability to repay loans, which may have a negative impact on asset quality including, increases in loan delinquencies, non-performing loans, loan charge-offs and foreclosures.

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

The ALLL equaled $13.8 million at September 30, 2022, compared to $12.4 million at December 31, 2021. The increase resulted from a provision for loan and lease losses of $1.3 million, coupled with $69 thousand in net recoveries for the nine months ended September 30, 2022. The ALLL consists of both specific and general components. The component of the ALLL that is related to impaired loans that are individually evaluated for impairment, the guidance for which is provided by ASC 310 “Impairment of a Loan” (“ASC 310”), was $28 thousand at September 30, 2022 and $26 thousand at December 31, 2021. A general allocation of $13.8 million was calculated for loans analyzed collectively under ASC 450 “Contingencies” (“ASC 450”) at September 30, 2022. Comparatively, at December 31, 2021, the general allocation for loans collectively analyzed for impairment amounted to $12.4 million. At both September 30, 2022 and December 31, 2021, the general component represented 99.8% of the total ALLL. Included in the general component of the ALLL was an unallocated reserve of $1.1 million, at both September 30, 2022 and December 31, 2021. Based on its evaluations, management may establish an unallocated component to cover any inherent losses that exist as of the evaluation date, but which may not have been identified under the methodology. In 2020, management established an unallocated reserve for the potential effect of economic and employment uncertainty and disruption due to the global pandemic into its evaluation. Based on continued economic uncertainty related to the pandemic, global supply-chain issues, the war in Ukraine, monetary policy tightening, among other factors, management believes the level of the unallocated reserve continues to be appropriate at September 30, 2022. As of September 30, 2022, management is not aware of any asset quality deterioration and FNCB has not experienced an increase in credit losses related to these factors. Management continues to monitor the loan portfolio for any potential adverse impact to FNCB's asset quality. The ratio of the ALLL to total loans decreased to 1.24% of total loans, net of net deferred loan origination fees and unearned income at September 30, 2022 from 1.27% of total loans at December 31, 2021.

The following table presents an allocation of the ALLL by major loan category and percent of loans in each category to total loans at September 30, 2022 and December 31, 2021:

Allocation of the ALLL

	September 30, 2022		December 31, 2021
		Percentage		Percentage
		of Loans		of Loans
		in Each		in Each
		Category		Category
	Allowance	to Total	Allowance	to Total
(dollars in thousands)	Amount	Loans	Amount	Loans
Residential real estate	$2,219	22.65%	$2,081	23.86%
Commercial real estate	4,190	34.14%	4,530	37.29%
Construction, land acquisition and development	669	5.13%	392	4.24%
Commercial and industrial	3,753	22.87%	2,670	19.67%
Consumer	1,295	8.65%	1,159	8.72%
State and political subdivisions	564	6.56%	455	6.22%
Unallocated	1,129	-	1,129	-
Total	$13,819	100.00%	$12,416	100.00%

The following table presents an analysis of the ALLL by loan category for the three and nine months ended September 30, 2022 and 2021:

Reconciliation of the ALLL

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(dollars in thousands)	2022	2021	2022	2021
Balance at beginning of period	$13,381	$12,285	$12,416	$11,950
Charge-offs:
Residential real estate	-	8	3	14
Commercial real estate	-	-	-	-
Construction, land acquisition and development	-	-	-	-
Commercial and industrial	17	178	49	208
Consumer	394	69	757	530
State and political subdivisions	-	-	-	-
Total charge-offs	411	255	809	752
Recoveries of charged-off loans:
Residential real estate	3	-	3	16
Commercial real estate	18	392	242	438
Construction, land acquisition and development	11	13	11	13
Commercial and industrial	12	10	23	42
Consumer	292	86	599	483
State and political subdivisions	-	-	-	-
Total recoveries	336	501	878	992
Net charge-offs (recoveries)	75	(246)	(69)	(240)
Provision (credit) for loan and lease losses	513	(513)	1,334	(172)
Balance at end of period	$13,819	$12,018	$13,819	$12,018

Net charge-offs (recoveries) as a percentage of average loans	0.01%	(0.03)%	(0.01)%	(0.03)%

Allowance for loan and lease losses as a percentage of loans, net	1.24%	1.25%	1.24%	1.25%

Allowance for loan and lease losses to nonaccrual loans	520.69%	268.56%	520.69%	268.56%

Liabilities

Total liabilities, which consist primarily of total deposits and borrowed funds, increased $91.1 million, or 6.1%, to $1.593 billion at September 30, 2022 from $1.502 billion at December 31, 2021. The increase was due primarily to deposit growth, coupled with an increase in FHLB of Pittsburgh advances. Total deposits were $1.503 billion at September 30, 2022, an increase of $47.6 million, or 3.3%, from $1.455 billion at December 31, 2021. The majority of the increase was in interest-bearing deposits which increased $46.8 million, or 4.1%, to $1.182 billion at September 30, 2022 from $1.135 billion at December 31, 2021. Specifically, interest-bearing demand deposits increased $12.7 million, or 1.5%, to $870.5 million at September 30, 2022, compared to $857.8 million at December 31, 2021, which primarily reflected cyclical deposit trends of FNCB's municipal customers.  Savings deposits increased $12.7 million, or 9.5%, to $146.9 million at September 30, 2022, compared to $134.2 million at December 31, 2021.  Additionally, total time deposits increased $21.4 million, or 15.0%, to $164.3 million at September 30, 2022 from $142.9 million at December 31, 2021. The increase in total time deposits was primarily concentrated in wholesale deposits originated through the IntraFi® Network, Qwickrate, a national listing service, and brokered certificates of deposit. FNCB utilized these wholesale sources as an alternative to additional advances through the FHLB of Pittsburgh. Additionally, in response to the general increase in interest rates and market demand, FNCB initiated several odd-term certificate of deposit specials in the third quarter of 2022, including a 13-month term and 25-month term. These specials contributed to a $3.8 million, or 2.9%, increase in retail time deposits to $134.8 million at September 30, 2022 from $131.0 million at December 31, 2021.  Non-interest-bearing demand deposits increased $0.8 million, or 0.3%, to $320.9 million at September 30, 2022 from $320.1 million at December 31, 2021. Total borrowed funds increased $45.7 million, or 150.8%, to $76.0 million at September 30, 2022 from $30.3 million at December 31, 2021, which was comprised of $65.7 million in FHLB of Pittsburgh advances and $10.3 million in junior subordinated debentures.

Equity

On January 26, 2022, FNCB's Board of Directors authorized a stock repurchase program under which up to 750,000 shares of FNCB's outstanding common stock may be acquired in the open market. Repurchases are subject to SEC regulations as well as certain price, market volume and timing constraints specified in the trading plan, and the repurchased shares will be returned to the status of authorized but unissued shares of Common Stock. During the nine months ended September 30, 2022, FNCB repurchased 384,830 shares at a weighted-average price per share of $9.45, or $3.6 million in aggregate. There is not a guarantee as to the exact number of shares that will be repurchased by FNCB, and FNCB may discontinue at any time that management determines additional repurchases are no longer warranted.

Total shareholders’ equity decreased $50.9 million, or 31.3%, to $111.6 million at September 30, 2022 from $162.5 million at December 31, 2021.  The decrease in capital was primarily due to an accumulated other comprehensive loss of $52.1 million at September 30, 2022, compared to accumulated other comprehensive income of $6.3 million at December 31, 2021, which was principally caused by the depreciation in the fair value of FNCB's available-for-sale debt securities, net of deferred taxes, reflecting the increase in market interest rates. Also contributing to the reduction in capital was $3.6 million for the repurchase of common shares under the stock repurchase program and $4.7 million in dividends declared and paid for the nine months ended September 30, 2022. These reductions were partially offset by net income for the nine months ended September 30, 2022 of $15.5 million. On a per share basis, dividends declared totaled $0.240 per share for the nine months ended September 30, 2022, an increase of $0.045 per share, or 23.0%, compared to $0.195 for the nine months ended September 30, 2021. On October 26, 2022, FNCB's Board of Directors declared a dividend of $0.090 per share, an increase of $0.015 per share, or 20.0% from the $0.075 per share declared for the same quarter of 2021.

The Bank's total regulatory capital increased $17.7 million, or 10.9%, to $179.7 million at September 30, 2022 from $162.0 million at December 31, 2021. FNCB Bank's total risk-based capital and Tier 1 leverage ratios were 14.16% and 9.38%, respectively, at September 30, 2022, compared to 14.64% and 8.92%, respectively, at December 31, 2021. The Bank's risk-based capital ratios exceeded the minimum regulatory capital ratios required for well capitalized under prompt corrective action regulations. Based on the most recent notification from its primary regulator, the Bank was considered well capitalized at September 30, 2022 and December 31, 2021. There were no conditions or events since that notification that management believes would have changed this capital designation.

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

The consolidated statements of cash flows present the change in cash and cash equivalents from operating, investing and financing activities. Cash and due from banks and interest-bearing deposits in other banks, which comprise cash and cash equivalents, are FNCB’s most liquid assets. At September 30, 2022, cash and cash equivalents totaled $34.1 million, a decrease of $64.9 million compared to $99.0 million at December 31, 2021. For the nine months ended September 30, 2022, net cash outflows used in investing activities were only partially offset by net cash inflows provided by operating and financing activities. Net cash used in investing activities totaled $164.6 million for the nine months ended September 30, 2022. Specifically, FNCB's net lending activities used $131.0 million in net cash. This cash outflow was coupled with $62.1 million in cash used for purchases of available-for-sale debt and equity securities, $2.9 million of cash used to purchase of restricted stock and $3.0 million in cash used for the purchase of bank-owned life insurance. Partially offsetting these outflows were cash inflows received from sales, maturities, calls and repayments of available-for-sale debt securities totaling $34.3 million and $0.7 million from the proceeds from the sale of other real estate owned. Regarding FNCB's operating activities, net income of $15.5 million for the nine months ended September 30, 2022 was slightly offset by reconciling adjustments, providing net cash of $14.8 million. Financing activities for the nine months ended September 30, 2022 provided $64.9 million in net cash, which resulted primarily from a net increase in total deposits of $47.6 million, coupled with net proceeds from borrowed funds of $45.7 million. These inflows were slightly offset by $3.6 million in FNCB stock repurchases and $4.7 million in cash dividends paid.

Management is actively monitoring FNCB's liquidity position and capital adequacy in light of the changing circumstances related to economic uncertainty due to the ongoing pandemic, supply chain constraints, global implications from the war in Ukraine, higher levels of inflation, and rising interest rates. While FNCB's liquidity position is favorable, management is keenly aware that changes in general economic conditions, including inflation, rising interest rates and situations related to the pandemic, among others, could pose potential stress on liquidity should deposits begin exiting the Bank or FNCB's asset quality deteriorates. Additionally, FNCB could experience an increase in the utilization of existing lines of credit as customers manage their own liquidity needs during this time of economic uncertainty. Bank liquidity has returned to normal cyclical manner, placing the Bank in a borrowing position in 2022. Management believes FNCB's current liquidity position and available sources of liquidity were sufficient to meet its cash flow needs and fulfill its obligations at September 30, 2022. In addition to cash and cash equivalents of $34.1 million at September 30, 2022, FNCB had ample sources of additional liquidity including approximately $240.3 million in available borrowing capacity from the FHLB of Pittsburgh and $19.4 million under the borrower-in-custody program through the Federal Reserve Bank of Philadelphia. FNCB also has available unsecured federal funds lines of credit totaling $75.0 million at September 30, 2022, as well as access to various wholesale deposit markets.

Impact of Inflation and Changing Prices

The preparation of financial statements in conformity with GAAP requires management to measure FNCB’s financial position and operating results primarily in terms of historic dollars. Changes in the relative value of money due to inflation or recession are generally not considered. The primary effect of inflation on FNCB's operations is primarily related to increases in operating expenses. Management considers changes in interest rates to impact our financial condition and results of operations to a far greater degree than changes in prices due to inflation. Although interest rates are greatly influenced by changes in the inflation rate, they do not necessarily change at the same rate or in the same magnitude as the inflation rate. FNCB manages interest rate risk in several ways. Refer to “Interest Rate Risk” in Item 3 for further discussion. There can be no assurance that FNCB will not be materially and adversely affected by future changes in interest rates, as interest rates are highly sensitive to many factors that are beyond its control. Additionally, inflation may adversely impact the financial condition of FNCB's borrowers and could impact their ability to repay their loans, which could negatively affect FNCB's asset quality through higher delinquency rates and increased charge-offs. Management will carefully consider the impact of inflation and rising interest rates on FNCB borrowers in managing credit risk related to the loan and lease portfolio.

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

While ALCO regularly performs a wide variety of simulations under various strategic balance sheet and treasury yield curve scenarios, the following results reflect FNCB’s sensitivity over the subsequent twelve months based on the following assumptions:

●	asset and liability levels using September 30, 2022 as a starting point;
●	cash flows are based on contractual maturity and amortization schedules with applicable prepayments derived from internal historical data and external sources; and
●	cash flows are reinvested into similar instruments so as to keep interest-earning asset and interest-bearing liability levels constant.

The following table illustrates the simulated impact of parallel and instantaneous interest rate shocks of +400 basis points, +200 basis points, and -200 basis points on net interest income and the change in economic value over a one-year time horizon from the September 30, 2022 levels:

	Rates +200		Rates +400		Rates -200
	Simulation Results	Policy Limit	Simulation Results	Policy Limit	Simulation Results	Policy Limit
Earnings at risk:
Percent change in net interest income	(6.5)%	(12.5)%	(12.4)%	(20.0)%	(2.5)%	(12.5)%

Economic value at risk:
Percent change in economic value of equity	(6.9)%	(20.0)%	(15.0)%	(35.0)%	(1.5)%	(10.0)%

Model results from the simulation at September 30, 2022 indicated that FNCB was liability sensitive in the near term, exhibiting some interest sensitivity to changes in interest rates over the next twelve months. According to the model results at September 30, 2022, in comparison to the base case, net interest income is expected to decrease 6.5% under a +200-basis point interest rate shock. Additionally, under a parallel shift in interest rates of +200 basis points, FNCB's economic value of equity ("EVE") is expected to decrease 6.9%. Comparatively, model results at June 30, 2022 were similar with estimated decreases in net interest income and EVE of 7.4% and 8.2%, respectively, under a +200-basis point interest rate shock. All modeled exposures to net interest income and EVE for the next twelve-month horizon are within internal ALCO policy guidelines.

In response to the recent increase in inflation caused by continued economic uncertainty from the COVID-19 pandemic, global supply-chain constraints and the war in the Ukraine, among other factors, the FOMC raised the federal funds target rate 300 basis points during the nine months ended September 30, 2022, with additional 75-basis point increases on both July 27, 2022, and September 31, 2022. Additionally, the FOMC has indicated that additional rate increases would likely be necessary to control inflation. Model results at September 30, 2022 indicate that FNCB's asset/liability position becomes asset sensitive in Years 3-5 of the model, which would imply that net interest income would benefit from rising interest rates. This analysis does not represent a forecast for FNCB and should not be relied upon as being indicative of expected operating results. These simulations are based on numerous assumptions, including but not limited to, the nature and timing of interest rate levels, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment/replacements of asset and liability cash flows, and other factors. While assumptions reflect current economic and local market conditions, FNCB cannot make any assurances as to the predictive nature of these assumptions, including changes in interest rates, customer preferences, competition and liquidity needs, or what actions ALCO might take in responding to these changes.

As previously mentioned, as part of its ongoing monitoring, ALCO requires quarterly back testing of modeling results, which involves after-the-fact comparisons of projections with FNCB’s actual performance to measure the validity of assumptions used in the modeling techniques. As part of its quarterly review, management compared tax-equivalent net interest income recorded for the three months ended September 30, 2022 with tax-equivalent net interest income that was projected for the same three-month period. There was a positive variance between actual and projected tax-equivalent net interest income for the three-month period ended September 30, 2022 of approximately $264 thousand, or 1.87%. The variance primarily reflected higher actual interest income on the loan portfolio due to additional increases in the prime rate than modeled. This positive variance was partially offset by lower actual income recorded on the investment portfolio as compared to projections, coupled with higher actual interest expense on non-maturity deposits and borrowed funds than projections. ALCO performs a detailed rate/volume analysis between actual and projected results in order to continue to improve the accuracy of its simulation models.

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

For the three and nine months ended September 30, 2022, FNCB did not engage in any off-balance sheet transactions that would have or would be reasonably likely to have a material effect on its consolidated financial condition.

Item 3 — Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in FNCB’s exposure to market risk during the nine months ended September 30, 2022.  For discussion of FNCB’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in FNCB’s Form 10-K for the year ended December 31, 2021.

Item 4 — Controls and Procedures

FNCB’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of FNCB’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on that evaluation, FNCB’s Chief Executive Officer and Chief Financial Officer concluded FNCB’s disclosure controls and procedures were effective as of September 30, 2022.

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

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

On September 30, 2022, FNCB issued 25,384 shares of Common Stock, $1.25 par value (the “Earn-Out Shares”) having an aggregate value of $200,000. The Earn-Out Shares are subject to a lapsing right of forfeiture pursuant to the terms of an asset purchase agreement between FNCB, the seller and each of the other parties thereto. The Earn-Out Shares were issued pursuant to an exemption under Rule 506(b) of Regulation D promulgated under the Securities Act of 1933, as amended.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Pursuant to the share repurchase program announced by FNCB on January 26, 2022, which expires on December 31, 2022, FNCB may repurchase up to 750,000 shares of its issued and outstanding common stock. The share repurchase program is intended to comply with the provisions of the safe harbor under Rule 10b-18 of the Exchange Act. The following table describes purchases by FNCB under the share repurchase program that settled during each period set forth in the table.  Prices in column (b) include commissions.  Cumulatively, as of September 30, 2022, FNCB had repurchased 384,830 of its shares under the program at a weighted average purchase price of $9.45 per share, or $3.6 million thousand in aggregate (including commissions). As of September 30, 2022, FNCB had the authority to repurchase an additional 365,170 shares under the stock repurchase program. Shares purchased during the nine months ended September 30, 2022 under the repurchase program are summarized by month in the table below:

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total Number		Part of Publicly	May Yet be
	of Shares	Average Price	Announced	Purchased under
	Purchased	Paid Per Share	Programs	the Program
Period	(a)	(b)	(c)	(d)
January 27, 2022 to January 31, 2022	-	$-	-	750,000
February 1, 2022 to February 28, 2022	-	-	-	750,000
March 1, 2022 to March 31, 2022	307,514	9.69	307,514	442,486
April 1, 2022 to April 30, 2022	26,872	9.66	26,872	415,614
May 1, 2022 to May 31, 2022	18,000	7.94	18,000	397,614
June 1, 2022 to June 30, 2022	18,990	7.76	18,990	378,624
July 1, 2021 to July 31, 2021	4,428	7.78	4,428	374,196
August 1, 2021 to August 31, 2021	1,400	7.95	1,400	372,796
September 1, 2021 to September 30, 2021	7,626	7.92	7,626	365,170
Total	384,830	$9.45	384,830	365,170

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

Registrant:  FNCB BANCORP, INC.

Date: November 4, 2022	By:	/s/ Gerard A. Champi
Gerard A. Champi
President and Chief Executive Officer

Date: November 4, 2022	By:	/s/ James M. Bone, Jr.
James M. Bone, Jr., CPA
Executive Vice President and Chief Financial Officer
Principal Financial Officer

Date: November 4, 2022	By:	/s/ Stephanie A. Westington
Stephanie A. Westington, CPA
Senior Vice President and Chief Accounting Officer
Principal Accounting Officer