Form 10-K
period 2022-12-31
FNCB Bancorp, Inc.
filed 2023-03-10
CIK 1035976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its interest control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery periods pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock of the registrant, held by non-affiliates was $129,632,432 at June 30, 2022.

State the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 19,682,689 shares of common stock as of March 11, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Items 10, 11, 12, 13 and 14 is incorporated by reference into Part III hereof from portions of the Proxy Statement for the registrant’s 2023 Annual Meeting of Shareholders.

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

●

FNCB is subject to credit risk, and FNCB's financial condition and results of operations could be negatively impacted by changes in economic and market conditions and other factors that adversely affect FNCB's borrowers;

●

FNCB’s commercial lending activities, including loans to insiders and their related parties, generally have relatively large balances and are concentrated in the Northeastern Pennsylvania market, which may present greater risks that other types of loans;

●	The appraisals and other valuation techniques FNCB uses in evaluating and monitoring loans secured by real property and other real estate owned may not accurately reflect the net value of the asset;
●

FNCB’s financial condition and results of operations would be adversely affected if the allowance for loan and lease losses ("ALLL") is not sufficient to absorb actual losses or if increases to the ALLL were required;

●

If management concludes that the decline in value of any of FNCB’s investment securities is other-than-temporary, FNCB is required to write down the security to reflect credit-related impairments through a charge to earnings;

●	FNCB’s risk management framework may not be effective in mitigating FNCB's risks or losses;
●	FNCB is subject to interest rate risk, changes in interest rates could reduce income, cash flows and asset values, which could adversely affect its profitability;
●	Uncertainty relating to the expected phase-out of the London Interbank Offered Rate ("LIBOR") may adversely affect FNCB;
●	FNCB may not be able to successfully compete with others for business;
●	FNCB could be subject to credit risk related to derivative obligations;
●	FNCB may not be able to retain or grow its core deposit base, which could adversely impact its funding costs;
●	FNCB is a bank holding company and depends on dividends for its subsidiary, FNCB Bank, to operate.
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
●

FNCB is subject to extensive government regulation, supervision and possible regulatory enforcement actions, as well as "fair and responsible banking" laws designed to protect consumers, which may subject FNCB to higher costs and lower shareholder returns;

●

New or changed legislation or regulation, updated guidance regarding current regulation and regulatory initiatives could adversely affect FNCB through increased regulation and increased costs of doing business;

●	External events, including natural disasters, national or global health emergencies, events of armed conflict in other countries, and terrorist threats, among others, could impact FNCB's ability to do business or other adversely affect FNCB's business, operations and financial condition;
●	FNCB may need to raise additional capital in the future, but that capital may not be available when it is needed and on terms favorable to shareholders;
●	An investment in FNCB’s common stock is not an insured deposit;
●	Shareholders may not receive dividends on FNCB;s common stock or have their shares repurchased by FNCB;
●	An entity holding as little as a 5% interest in FNCB;s outstanding securities could, under certain circumstances, be subject to regulation as a “bank holding company;”
●	Any deficiencies in FNCB’s financial reporting or internal controls could materially and adversely affect its business and the market price of FNCB’s common stock;
●	Changes in accounting standards could impact FNCB’s reported earnings;
●	Anti-takeover provisions in FNCB's charter documents could discourage, delay or prevent a change of control of FNCB's company and diminish the value of FNCB's common stock;
●	Other factors and risks described in Part II, Item 1A of this Annual Report on Form 10-K under the caption “Risk Factors.”

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. FNCB undertakes no obligation, other than as required by law, to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1.	Business

Overview

The Company

FNCB Bancorp, Inc. is a Pennsylvania business corporation and a registered bank holding company headquartered in Dunmore, Pennsylvania. FNCB Bancorp, Inc. was incorporated in 1997 under its former name, First National Community Bancorp, Inc. and became an active bank holding company on July 1, 1998 when it acquired 100% ownership of FNCB Bank, formerly First National Community Bank (the "Bank"). In this report, the terms “FNCB,” "the Company," “we,” “us,” and “our” refer to FNCB Bancorp, Inc. and its subsidiaries, unless the context requires otherwise. In certain circumstances, however, FNCB Bancorp, Inc. uses the term “FNCB” to refer to itself.

FNCB’s primary activity consists of owning and operating the Bank, which provides substantially all of FNCB’s earnings from its banking services.

FNCB had net income of $20.4 million, $21.4 million, and $15.3 million in 2022, 2021 and2020, respectively. Total assets were $1.746 billion at December 31, 2022, $1.664 billion at December 31, 2021 and $1.466 billion at December 31, 2020.

The Bank

Established as a national banking association in 1910, as of December 31, 2022 the Bank operated 16 full-service branch offices within its primary market area, Northeastern Pennsylvania.

Mission, Vision and Values

FNCB's mission is to make your banking experience simply better. We strive to be an evolving, independent, community-focused bank that is a leader through the power of a strong team with a commitment to excellence for our employees, customers and shareholders. We take pride in our core values:

●	Simplicity - Simplifying processes, systems and products to create better banking experiences.
●	Integrity - Maintaining the highest ethical standards and practices.
●	Mission - To make your banking experience simply better.
●	People - A strong team of employees dedicated to the community, our customers, our shareholders and each other.
●	Leadership - An organization that prospers under the guidance of focused and dedicated leaders.
●	You - Our values equal YOU!

Products and Services

Retail Banking

FNCB accomplishes its mission and vision by providing a wide variety of banking products and services for individuals and businesses.

For personal customers, the Bank provides various deposit products including savings, money markets, certificates of deposit and checking accounts, including a line of preferred, relationship products with premium benefits for higher-balance customers.

FNCB is also a member of IntraFi Network and participates in their Certificate of Deposit Account Registry (“CDARs”) and Insured Cash Sweep (“ICS”) programs, which provide customers with the ability to secure Federal Deposit Insurance Corporation (“FDIC”) insurance on balances in excess of the standard limitations.

FNCB offers customers the convenience of 24/7 banking through online (www.fncb.com), mobile and telephone banking channels. Through fncb.com, customers can directly access their accounts, deposit checks, pay bills, open new accounts, apply for consumer or mortgage loans and obtain loan pre-qualification approvals. FNCB also offers customers various mobile pay alternatives including Apple Pay®, Samsung Pay®, Google Pay® and Zelle®.

Customers can also access money from their deposit accounts by using their debit card to make purchases or withdraw cash from any automated teller machines including ATMs located in each of the Bank’s branch offices plus several offsite locations. FNCB is a member of the AllPoint network, providing customers with access to over 55,000 surcharge-free ATMs worldwide. FNCB also provides its customers with CardValet®, allowing debit cardholders the ability to receive fraud alert messages and manage when, where and how their debit card is used, and the My Rewards cash-back offers on debit card purchases.

In addition to traditional deposit and loan products, FNCB offers business customers a suite of service options including, remote deposit capture, Merchant Services, Treasury Services, and purchasing cards ("PCards"). Remote deposit capture provides customers the ability to process daily check deposits to their accounts through an online image capture environment. Merchant Services offers customers payment processing solutions, including credit card terminals, integrated payment systems and a dedicated account manager. Treasury Services include ACH origination, ACH and check positive pay, sweep services, wire services and Safepoint by Loomis. PCards allow business customers the ability to earn a cash rebate on credit card purchases as well as additional functionality and reporting to effectively manage their expenses and procurement. FNCB Business Online Banking provides customers the ability to perform wire transfers and payments through ACH transactions, and process direct deposit payroll transactions for employees, 24/7.

Lending Activities

FNCB offers a variety of financing alternatives to individuals and businesses generally in its primary market area through the origination of loans and leases including residential real estate loans, construction, land acquisition and development loans, commercial real estate loans, commercial and industrial loans, loans to state and political subdivisions, and consumer loans. FNCB also offers specialized equipment financing alternatives including simple loans, direct finance leases and municipal leases to businesses within and outside its primary market area under an exclusive brand, 1st Equipment Finance. Simple interest loans and direct finance leases are included in commercial and industrial loans, while municipal leases are included in state and political subdivision loans. In addition to originating loans, FNCB from time to time purchases individual and pools of commercial, residential mortgage and consumer loans originated by third parties, which are included in the respective loan category.

Residential Mortgage Loans and Home Equity Term Loans and Lines of Credit

FNCB offers a variety of 1-4 family residential loans, home equity lines of credit ("HELOCs") and HELOCs with a carve-out feature. FNCB’s suite of residential mortgage products include First Time Homebuyer mortgages, FHA and Home Possible® mortgages with low down payments to meet the home financing needs of customers. HELOCs have adjustable interest rates based on the prime interest rate for the United States and are offered up to a maximum combined loan-to-value ratio of 90%, based on the property’s appraised value. The carve out feature of a HELOC allows borrowers to access up to three simultaneous fixed-rate amortizing loans without having to reapply. The rate for each amortizing loan is based on the National Prime Rate as published on the day of the carve out plus a spread that is determined by the length of the loan term. FNCB also offers a proprietary “WOW” mortgage, a first-lien, fixed-rate mortgage product with maturity terms ranging from 10 to 19.5 years. At December 31, 2022, 1-4 family residential mortgage loans, including home equity term loans and HELOCs totaled $250.2 million, or 22.3%, of FNCB's total loan portfolio. Except for the WOW mortgage, 1-4 family mortgage loans are originated generally for sale in the secondary market. However, FNCB may hold in portfolio 1-4 family residential mortgage loans as deemed necessary according to current asset/liability management strategies. During the year ended December 31, 2022, the Bank sold $9.2 million of 1-4 family mortgages. FNCB retains the servicing rights on sold mortgages.

Construction, Land Acquisition and Development Loans

FNCB offers interim construction financing secured by residential property for the purpose of constructing 1-4 family homes. FNCB also offers interim construction financing for the purpose of constructing residential developments and various commercial properties including shopping centers, office complexes and single purpose owner-occupied structures and for land acquisition. At December 31, 2022, construction, land acquisition and development loans amounted to $66.6 million and represented 5.9% of FNCB's total loan portfolio.

Commercial Real Estate Loans

Commercial real estate loans represent the largest portion of FNCB’s total loan portfolio and loans in this portfolio generally have larger loan balances. These loans are secured by a broad range of real estate, including but not limited to, office complexes, shopping centers, hotels, warehouses, gas stations, convenience markets, residential care facilities, nursing care facilities, restaurants, multifamily housing, farms and land subdivisions. At December 31, 2022, commercial real estate loans totaled $377.0 million, or 33.6%, of FNCB's total loan portfolio.

Commercial and Industrial Loans

Generally, FNCB offers commercial loans to sole proprietors and businesses located in its primary market area and offers equipment financing alternatives through 1st Equipment Finance to businesses within and outside its primary market area. In addition, FNCB purchases pools of secured and unsecured loans. The commercial loan portfolio includes, but is not limited to, lines of credit, dealer floor plan lines, equipment loans, vehicle loans and term loans. These loans are primarily secured by vehicles, machinery and equipment, inventory, accounts receivable, marketable securities and deposit accounts. At December 31, 2022, commercial and industrial loans totaled $272.0 million, or 24.2%, of FNCB's total loan portfolio.

Consumer Loans

Consumer loans include indirect automobile loans originated through various auto dealers in the Bank's market area, secured and unsecured installment loans, direct new and used automobile financing, personal lines of credit and overdraft protection loans.  At December 31, 2022, consumer loans totaled $92.6 million, or 8.2%, of FNCB's total loan portfolio.

State and Political Subdivision Loans and Leases

FNCB originates state and political subdivision loans and leases, including general obligation, tax anticipation notes and municipal leases, primarily to municipalities in the Bank’s market area. At December 31, 2022, state and political subdivision loans and leases totaled $65.0 million, or 5.8%, of FNCB's total loan portfolio.

Purchased Loans

FNCB purchases individual loans and loan pools originated by several third-party originators to diversify the loan portfolio and enhance net interest income. Purchase loans include pooled commercial equipment loans, unsecured commercial, residential mortgage loans and secured and unsecured consumer individual loans and loan pools. The pools have relatively short average lives and provide steady cash flows. Commercial equipment loans are secured under the Uniform Commercial Code by titles, secured consumer loans are collateralized by chattel paper, while credit enhancement features including reserve funds provide credit protection for the consumer and commercial unsecured pools. FNCB has reviewed individual loan files, if feasible, or reviewed random samples of loan files and credit metrics to ensure underwriting was aligned with FNCB's internal underwriting standards. FNCB does not provide servicing of purchased loans.

See Note 2, “Summary of Significant Accounting Policies” and Note 4, "Loans" to the consolidated financial statements included in Item 8, "Financial Statements and Supplementary Data," to this Annual Report on Form 10-K for additional information regarding FNCB's loan portfolio and lending policies.

Wealth Management

FNCB offers customers wealth management services through its division, 1st Investment Services and a revenue share agreement with a third-party provider. Customers are able to access alternative deposit products such as mutual funds, annuities, stocks, and bonds directly for purchase from an outside provider. FNCB receives a percentage of the commission revenue generated from these transactions.

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

During 2018, the FRB raised the threshold of its "Small Bank Holding Company" exemption to the application of consolidated capital requirements for qualifying small bank holding companies from $1 billion to $3 billion of consolidated assets. Consequently, qualifying bank holding companies having less than $3 billion of consolidated assets are not subject to the consolidated capital requirements unless otherwise directed by the FRB. As of December 31, 2022, FNCB qualifies as a small bank holding company and is therefore not subject to the consolidated capital requirements.

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

The following are the capital requirements under Basel III as integrated into the prompt corrective action category definitions. As of December 31, 2022, the following capital requirements were applicable to the Bank for purposes of Section 38 of the FDIA.

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

At December 31, 2022, the Bank was “well capitalized” under the applicable requirements with a CET I capital and Tier I capital to risk-weighted assets ratios (for the Bank only) of 11.94%, a total capital to risk-weighted assets ratio of 13.11% and a leverage ratio of 8.77%. Similarly, at December 31, 2021, the Bank exceeded capital requirements for an institution to be considered "well capitalized" with CET I capital and Tier I capital to risk-weighted assets ratios of 13.46%, a total capital to risk-weighted assets ratio of 14.64% and a leverage ratio of 8.92%.

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

FDIC Insurance Premiums. Under the FDIC's risk-based assessment system, deposit insurance assessments are based on each insured institution's total assets less tangible equity, thereby basing deposit insurance assessments on an institution’s total liabilities, not only insured deposits. A bank’s assessment is calculated by multiplying its individual assessment rate by its assessment base (average consolidated total assets less average tangible equity), determined quarterly. Banks with assets less than $10 billion, such as the Bank, are assigned an individual rate based on a formula using financial data and the bank’s CAMELS (capital adequacy, assets, management capability, earnings, liquidity, and sensitivity) ratings.

At December 31, 2022, the Bank was considered in the lowest risk category, for deposit insurance assessments and paid an annual assessment rate ranging from 0.0003 basis points to 0.0006 basis points on the assessment base of average consolidated total assets less the average tangible equity during the assessment period.

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

In 2022, FNCB Bank was voted "The Best Place to Work" in northeastern, Pennsylvania for the sixth consecutive year, as part of the annual Reader's Choice Awards survey conducted by a local newspaper. As of December 31, 2022, FNCB, including the Bank, employed 230 persons, including 21 part-time employees.

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

To the extent that economic conditions deteriorate, business and individual borrowers may be less able to meet their obligations to the Bank in full, in a timely manner, resulting in decreased earnings or losses to the Bank. To the extent that loans are secured by real estate, adverse conditions in the real estate market may reduce the ability of the borrowers to generate the necessary cash flow for repayment of the loan and reduce the ability to collect the full amount of the loan upon a default. To the extent that the Bank makes fixed-rate loans, general increases in interest rates will tend to reduce its spread as the interest rates FNCB must pay for deposits would increase while interest income is flat. Economic conditions and interest rates may also adversely affect the value of property pledged as security for loans.

FNCB is subject to credit risk, and FNCB's financial condition and results of operations could be negatively impacted by changes in economic and market conditions and other factors that adversely affect FNCB's borrowers.

FNCB’s business depends on its ability to successfully measure and manage credit risk. As a lender, FNCB is exposed to the risk that the principal of, or interest on, a loan will not be paid timely or at all or that the value of any collateral supporting a loan will be insufficient to cover FNCB’s outstanding exposure. In addition, FNCB is exposed to risks with respect to the period of time over which the loan may be repaid, risks relating to loan underwriting, risks resulting from changes in economic and industry conditions, and risks inherent in dealing with individual loans and borrowers. The creditworthiness of a borrower is affected by many factors including local market conditions and general economic conditions. If the overall economic climate in the United States generally, or in the market areas in which FNCB operates specifically, experiences material disruption, FNCB’s borrowers may experience difficulties in repaying their loans, the collateral FNCB holds may decrease in value or become illiquid, and FNCB’s level of nonperforming loans, charge-offs and delinquencies could rise and require significant additional provisions for loan and lease losses.

FNCB’s risk management practices, such as monitoring the concentrations of its loans and its credit approval, review and administrative practices, may not adequately reduce credit risk, and FNCB’s credit administration personnel, policies and procedures may not adequately adapt to changes in economic or any other conditions affecting related customers and the quality of the loan portfolio. Many of FNCB’s loans are made to small businesses and middle market customers. These businesses generally have fewer financial resources in terms of capital and borrowing capacity than larger entities and may have a heightened vulnerability to economic conditions and be less able to withstand competitive, economic and financial pressures. Changes in general economic conditions in the market area in which FNCB operates mat negatively impact this important customer sector. Additionally, FNCB may have significant exposure if any of these borrowers becomes unable to pay their loan obligations as a result of personal circumstances, such as divorce, unemployment or death. Consequently, FNCB's financial condition and results of operations may be adversely affected. A failure to effectively measure and limit the credit risk associated with FNCB’s loan portfolio may result in loan defaults, foreclosures and additional charge-offs, and may necessitate that FNCB significantly increase its allowance for loan losses, each of which could adversely affect FNCB’s net income and profitability. As a result, FNCB’s inability to successfully manage credit risk could have a material adverse effect on its business, financial condition and results of operations.

FNCB’s commercial lending activities, including loans to insiders and their related parties, generally have relatively larger balances and are concentrated within the Northeastern Pennsylvania market, which may present great risks than other types of loans.

Commercial real estate, commercial and industrial and construction, land acquisition and development loans tend to have larger balances than single family mortgage loans and other consumer loans. Because FNCB’s loan portfolio contains a significant number of commercial and industrial loans, commercial real estate loans and construction, land acquisition and development loans with relatively large balances, the deterioration of one or a few of these loans may cause a significant increase in non-performing assets. All non-performing loans totaled $2.8 million, or 0.25% of total gross loans, as of December 31, 2022, and $3.9 million, or 0.39%, of total gross loans at December 31, 2021. Specifically, commercial real estate loans that were non-performing totaled $1.5 million, or 0.14%, of total gross loans at December 31, 2022 and $2.5 million, or 0.25%, of total gross loans at December 31, 2021. An increase in non-performing loans could result in a loss of earnings from these loans, an increase in the provision for loan and lease losses, or an increase in loan charge-offs, which could have an adverse impact on FNCB’s results of operations and financial condition.

A substantial portion of FNCB’s loans are secured by real estate in the Northeastern Pennsylvania market, and substantially all of its loans are to borrowers in that area. FNCB also has a significant amount of commercial real estate, commercial and industrial, construction, land acquisition and development loans and land-related loans for residential and commercial developments. At December 31, 2022, $693.8 million, or 61.8%, of gross loans were secured by real estate, primarily commercial real estate, in Northeastern Pennsylvania. Management has taken steps to mitigate commercial real estate concentration risk by diversification among the types and characteristics of real estate collateral properties, sound underwriting practices, and ongoing portfolio monitoring and market analysis. Of total gross loans, $66.6 million, or 5.9%, were construction, land acquisition and development loans. Construction, land acquisition and development loans have the highest risk of not being collected. An additional $272.0 million, or 24.2%, of portfolio loans were commercial and industrial loans not secured by real estate. Historically, commercial and industrial loans generally have had a higher risk of default than other categories of loans, such as single-family residential mortgage loans. The repayment of these loans often depends on the successful operation of a business and are more likely to be adversely affected by adverse economic conditions. While management believes that the loan portfolio is well diversified in terms of borrowers and industries, these concentrations expose FNCB to the risk that adverse developments in the real estate market, or in the general economic conditions in its market area, could adversely affect the quality and collectability of its loans and could increase the level of non-performing loans. An increase in non-performing loans could result in s loss of earnings from these loans and increases in loan charge-offs and the provision for loan and lease losses, all of which could have a material adverse effect on FNCB's financial condition and results of operations. Additionally, if, for any reason, economic conditions in its market area deteriorate, or there is significant volatility or weakness in the economy or any significant sector of the area’s economy, FNCB’s ability to develop business relationships may be diminished, loan demand may be reduced and collateral values supporting loans may decline, which could also adversely affect FNCB's financial condition and results of operations.

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

Outstanding loans and line of credit balances to directors, officers and their related parties totaled $79.1 million as of December 31, 2022. At December 31, 2022, there were no loans to directors, officers and their related parties that were categorized as criticized loans within the Bank’s risk rating system, meaning they are not considered to present a higher risk of collection than other loans. See Note 12, “Related Party Transactions” of the notes to consolidated financial statements included in Item 8, "Financial Statements and Supplementary Data" and Item 13, “Certain Relationships and Related Transactions, and Director Independence” to this Annual Report on Form 10-K for more information regarding loans to officers and directors and/or their related parties.

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

The lending activities in which the Bank engages carry the risk that the borrowers will be unable to perform on their obligations, and that the collateral securing the payment of their obligations may be insufficient to assure repayment. FNCB may experience significant credit losses, which could have a material adverse effect on its operating results. Management makes various assumptions and judgments about the collectability of FNCB’s loan portfolio, including the creditworthiness of its borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of its loans, which it uses as a basis to estimate and establish its reserves for losses. In determining the amount of the ALLL, management reviews loans, loss and delinquency experience, and evaluates current economic conditions. If these assumptions prove to be incorrect, the ALLL may not cover inherent losses in FNCB’s loan portfolio at the date of its financial statements. Material additions to FNCB’s allowance or extensive charge-offs would materially decrease its net income. At December 31, 2022, the ALLL totaled $14.2 million, representing 1.26% of loans, net of unearned income and net deferred loan origination fees.

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

FNCB’s risk management framework may not be effective in mitigating FNCB's risks or losses.

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

FNCB is subject to interest rate risk, changes in interest rates could reduce income, cash flows and asset values, which could adversely affect its profitability.

FNCB’s earnings and cash flows, like that of most financial institutions, depends to a large extent on its net interest income, which is the difference between its interest income on interest-earning assets, such as loans and investment securities, and its interest expense on interest-bearing liabilities, such as deposits and borrowings.

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

FNCB uses simulation analysis to model net interest income for various interest rate scenarios over a five-year time horizon. Based on the simulation analysis, FNCB’s interest sensitivity profile at December 31, 2022 was characterized by maturities or repricing of assets and liabilities that were liability sensitive over the next 18 to 24 months, moving to an asset sensitivity position in subsequent years of the model. These simulations are based on numerous assumptions, including but not limited to: the nature and timing of interest rate levels, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment of asset and liability cash flows, customer behavior in a rising rate environment and other factors. When short-term interest rates rise, the rate of interest FNCB pays on its interest-bearing liabilities may rise more quickly than the rate of interest that FNCB receives on its interest-earning assets, which may cause FNCB’s net interest income to decrease.

Additionally, a shrinking yield premium, or negative spread, between short-term and long-term market interest rates, a pattern usually indicative of investors' waning expectations of future growth and inflation, commonly referred to as a flattening of the yield curve, or inversion of the yield curve, typically reduces FNCB’s profit margin as FNCB borrows at shorter terms than the terms at which FNCB lends and invests.

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

The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, has identified the Secured Overnight Financing Rate ("SOFR"), a new index calculated by short-term repurchase agreements, backed by Treasury securities, as its preferred alternative rate for LIBOR however, other market alternatives have been developed. While SOFR has been adopted in select product areas it has not achieved full implementation as an alternative reference rate. At this time, it is not possible to predict how markets will respond to alternative reference rates as markets continue to transition away from LIBOR.

Furthermore, because of the complexity of the transition from LIBOR, at this time, it is not possible to predict what rate or rates may become accepted alternatives to LIBOR, or what the effect of any such changes in views or alternatives may be on the value of LIBOR-based securities and variable rate loans, subordinated debentures, or other securities or financial arrangements.

FNCB has significant number of loans, derivative contracts, borrowings and other financial instruments with attributes that are either directly or indirectly dependent on LIBOR. FNCB has established a committee to guide the transition from LIBOR and has identified products that utilize LIBOR and are revising fallback language to facilitate the transition to alternative reference rates. Effective December 31, 2021, FNCB has discontinued originating LIBOR-based loans, and has moved to negotiating loans using the Term SOFR. As of December 31, 2022, FNCB had approximately $65.8 million of loans, $26.6 million in investments and $10.3 million in subordinated debt, as well as certain derivative contracts, borrowings and other financial instruments that have attributes that are either directly or indirectly dependent on LIBOR. Failure to adequately manage the transition could have a material adverse effect on FNCB's business, financial condition and results of operations.

FNCB may not be able to successfully compete with others for business.

FNCB competes for loans, deposits and investment dollars with numerous regional and national banks and other community banking institutions, online divisions of banks located in other markets as well as other kinds of financial institutions and enterprises, such as securities firms, insurance companies, savings associations, credit unions, mortgage brokers, private lenders and Fintech companies. There is also competition for banking business from competitors outside of its market area. As noted above, FNCB and the Bank are subject to extensive regulations and supervision, including, in many cases, regulations that limit the type and scope of activities. Many competitors have substantially greater resources and may offer certain services that FNCB and the Bank does not provide, and operate under less stringent regulatory environments. The differences in available resources and applicable regulations may make it harder for FNCB to compete profitably, reduce the rates that it can earn on loans and investments, increase the rates it must offer on deposits and other funds, and adversely affect its overall financial condition and earnings. Refer to the section entitled “Competition” included in Item 1, "Business" to this Annual Report on Form 10-K for an additional discussion of FNCB's competitive environment.

FNCB could be subject credit risk related to derivative obligations.

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

FNCB has minimum collateral posting thresholds with certain of its derivative counterparties for derivatives in a net liability position. As of December 31, 2022, FNCB had no derivatives in a net liability position and accordingly did not have to post any collateral, however this could change in the future.

FNCB may not be able to retain or grow its core deposit base, which could adversely impact its funding costs.

Like many financial institutions, FNCB relies on customer deposits as its primary source of funding for its lending activities, and FNCB continues to seek customer deposits to maintain this funding base. FNCB’s future growth will largely depend on its ability to retain and grow its deposit base. As of December 31, 2022, FNCB had $1.421 billion in deposits. FNCB’s deposits are subject to potentially dramatic fluctuations in availability or price due to certain factors outside of its control, such as increasing competitive pressures for deposits, changes in interest rates and returns on other investment classes, customer perceptions of its financial health and general reputation, and a loss of confidence by customers in FNCB or the banking sector generally, which could result in significant outflows of deposits within short periods of time or significant changes in pricing necessary to maintain current customer deposits or attract additional deposits. The availability of deposits can also be impacted by regulatory changes (e.g., changes in FDIC insurance, the liquidity coverage ratio, etc.), changes in the financial condition of FNCB, or the banking industry in general, and other events which can impact the perceived safety and soundness or economic benefits of bank deposits. Any loss by FNCB of its deposit base could limit its lending ability resulting in lower loan originations, which could have a material adverse effect on FNCB’s business, financial condition and results of operations.

FNCB is a bank holding company and depends on dividends from its subsidiary, FNCB Bank, to operate.

FNCB is an entity separate and distinct from the Bank. The Bank conducts most of FNCB’s operations and FNCB depends upon dividends from the Bank to service its debt, pay its expenses, to repurchase shares of FNCB stock and to pay dividends to FNCB's shareholders. The availability of dividends from the Bank is limited by various statutes and regulations. It is possible, depending upon the financial condition including liquidity and capital adequacy of the Bank and other factors, that the Bank’s regulators could limit the payment of dividends or other payments to FNCB by the Bank. In the event that the Bank was unable to pay dividends and would be unable to repurchase its shares, FNCB in turn would likely have to reduce or stop paying dividends to its shareholders. Failure to pay dividends to FNCB shareholders could have a material adverse effect on the market price of FNCB’s Common Stock. For additional information regarding dividend restrictions, refer to the section entitled “Regulatory Matters” included in Item 1 of this Annual Report on Form 10-K.

If FNCB loses access to wholesale funding sources, it may not be able to meet the cash flow requirements of its depositors, creditors, and borrowers, or have the operating cash needed to fund corporate expansion and other corporate activities.

Wholesale funding sources include brokered deposits, one-way CDARS and ICS deposits, federal funds lines of credit, securities sold under repurchase agreements, non-core deposits, and long-term debt. The Bank is also a member of the Federal Home Loan Bank ("FHLB") of Pittsburgh, which provides members access to funding through advances collateralized with certain qualifying assets within the Bank’s loan portfolio. In addition, FNCB’s available-for-sale securities provide an additional source of liquidity. Disruptions in availability of wholesale funding can directly impact the liquidity of FNCB and the Bank. The inability to access capital markets funding sources as needed could adversely impact FNCB’s financial condition, results of operations, cash flows, and level of regulatory-qualifying capital.

FNCB held approximately $8.5 million in capital stock of the FHLB of Pittsburgh as of December 31, 2022. FNCB must own such capital stock to qualify for membership in the FHLB of Pittsburgh which enables it to borrow funds under the FHLB of Pittsburgh advance program. If the FHLB of Pittsburgh were to cease operations, FNCB’s business, financial condition, liquidity, capital and results of operations may be materially and adversely affected.

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

FNCB’s business depends on the successful and uninterrupted functioning of its information technology and telecommunications systems. FNCB outsources many of its major systems, such as data processing, deposit processing, loan origination, email and anti-money laundering monitoring systems. The failure of these systems, or the termination of a third-party software license or service agreement on which any of these systems is based, could interrupt FNCB’s operations, and FNCB could experience difficulty in implementing replacement solutions. In many cases, FNCB’s operations rely heavily on secured processing, storage and transmission of information and the monitoring of a large number of transactions on a minute-by-minute basis, and even a short interruption in service could have significant consequences. Because FNCB’s information technology and telecommunications systems interface with and depend on third party systems, FNCB could experience service denials if demand for such services exceeds capacity, or such third-party systems fail or experience interruptions. If significant, sustained or repeated, a system failure or service denial could compromise FNCB’s ability to operate effectively, damage FNCB’s reputation, result in a loss of customer business and subject FNCB to additional regulatory scrutiny and possible financial liability, any of which could have a material adverse effect on FNCB’s business, financial condition and results of operations. In addition, failure of third parties to comply with applicable laws and regulations, or fraud or misconduct on the part of employees of any of these third parties, could disrupt FNCB’s operations or adversely affect FNCB’s reputation.

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

Effective and competitive delivery of FNCB’s products and services increasingly depends on information technology resources and processes, both those provided internally as well as those provided through third party vendors. In addition to better serving customers, the effective use of technology can improve efficiency and help reduce costs. FNCB’s future success will depend, in part, upon its ability to address the needs of its customers by using technology to provide products and services to enhance customer convenience, as well as to create efficiencies in its operations. There is increasing pressure to provide products and services at lower prices. This can reduce net interest income and non-interest income from fee-based products and services. In addition, the widespread adoption of new technologies could require FNCB to make substantial capital expenditures to modify or adapt existing products and services or develop new products and services. FNCB may not be successful in introducing new products and services in response to industry trends or developments in technology, or those new products may not achieve market acceptance. Many of FNCB’s competitors have greater resources to invest in technological improvements. Additionally, as technology in the financial services industry changes and evolves, keeping pace becomes increasingly complex and expensive. There can be no assurance that FNCB will be able to effectively implement new technology-driven products and services, which could reduce its ability to compete effectively. As a result, FNCB could lose business, be forced to price products and services on less advantageous terms to retain or attract customers or be subject to cost increases.

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

FNCB may selectively seek to expand its banking operations through limited de novo branching or opportunistic acquisition activities. FNCB cannot be certain that any expansion activity, through de novo branching, acquisition of branches of another financial institution or a whole institution, or the establishment or acquisition of nonbanking financial service companies, will prove profitable or will increase shareholder value. The success of any acquisition will depend, in part, on FNCB’s ability to realize the estimated cost savings and revenue enhancements from combining its business and that of the target company. FNCB’s ability to realize increases in revenue will depend, in part, on its ability to retain customers and employees, and to capitalize on existing relationships for the provision of additional products and services. If FNCB estimates turn out to be incorrect or FNCB is not able to successfully combine companies, the anticipated cost savings and increased revenues may not be realized fully or at all or may take longer to realize than expected. It is possible that the integration process could result in the loss of key employees, the disruption of each company’s ongoing business, diversion of management attention, or inconsistencies in standards, controls, procedures and policies that adversely affect FNCB’s ability to maintain relationships with clients and employees or to achieve the anticipated benefits of the merger. As with any combination of banking institutions, there also may be disruptions that cause FNCB to lose customers or cause customers to withdraw their deposits. Customers may not readily accept changes to their banking arrangements that FNCB makes as part of, or following, an acquisition. Additionally, the value of an acquisition to FNCB is dependent on its ability to successfully identify and estimate the magnitude of any asset quality issues of acquired companies.

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

Risks Related to FNCB’s Industry

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

FNCB is subject to extensive government regulation, supervision and possible regulatory enforcement actions, as well as "fair and responsible banking'' laws designed to protect consumers, which may subject it to higher costs and lower shareholder returns.

The banking industry is subject to extensive regulation and supervision that govern almost all aspects of its operations. The extensive regulatory framework is primarily intended to protect the federal deposit insurance fund and depositors, not shareholders. Compliance with applicable laws and regulations can be difficult and costly and, in some instances, may put banks at a competitive disadvantage compared to less regulated competitors such as finance companies, mortgage banking companies, leasing companies and internet-based Fintech companies. FNCB’s regulatory authorities have extensive discretion in their supervisory and enforcement activities, including with respect to the imposition of restrictions on the operation of a bank or a bank holding company, the imposition of significant fines, the ability to delay or deny merger or other regulatory applications, the classification of assets by a bank, and the adequacy of a bank’s allowance for loan losses, among other matters. If they deem FNCB to be operating in a manner inconsistent with safe and sound banking practices, these regulatory authorities can require the entry into informal and formal supervisory agreements, including board resolutions, memorandum of understanding, settlement agreements and consent or cease and desist orders, pursuant to which FNCB would be required to implement identified corrective actions to address cited concerns and/or to refrain from taking certain actions in the form of injunctive relief. In recent years, the banking industry has faced increased regulation and scrutiny; for instance, areas such as BSA compliance (including BSA and related anti-money laundering regulations) and real estate-secured consumer lending (such as Truth-in-Lending regulations, changes in Real Estate Settlement Procedures Act regulations, implementation of licensing and registration requirements for mortgage originators and more recently, heightened regulatory attention to mortgage and foreclosure-related activities and exposures) are being confronted with escalating regulatory expectations and scrutiny. In addition, the Community Reinvestment Act, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations, including state laws and regulations, prohibit discriminatory lending practices by financial institutions. The Federal Trade Commission Act and the Dodd-Frank Act prohibit unfair, deceptive, or abusive acts or practices by financial institutions. The U.S. Department of Justice, or DOJ, federal banking agencies, and other federal and state agencies are responsible for enforcing these fair and responsible banking laws and regulations. A challenge to an institution’s compliance with fair and responsible banking laws and regulations could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions activity, restrictions on expansion and restrictions on entering new business lines. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. Such actions could have a material adverse effect on FNCB’s reputation, business, financial condition and results of operations.

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

New or changed legislation or regulation, updated guidance regarding current regulation and regulatory initiatives could adversely affect FNCB through increased regulation and increased costs of doing business.

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

One example of updated guidance regarding legislation is that on October 26, 2022, the CFPB issued supervisory guidance which warned financial institutions that levying overdraft fees to consumers who would not reasonably anticipate the fees may constitute an unfair act or practice under the Consumer Financial Protection Act of 2010 ("CFPA"). In addition, the CFPB issued a compliance bulletin warning that certain depositor fees may similarly violate the CFPA. This guidance comes as a next step in the CFPB’s “junk fee” initiative, launched in January 2022, through which the CFPB has endeavored to identify and take certain steps to curb potentially exploitative fees charged by banks and other financial institutions. While management does not believe that FNCB's overdraft fees are in violation of the CFPA, many larger financial institutions have eliminated overdraft charges on consumer accounts and the banking industry has recently announced a significant decrease in overdraft fee income in 2022. Competition from large banks and the imposition of restrictions on overdraft fees by the federal government, may result in FNCB having to change its overdraft fee structure, which could negatively impact future non-interest income run rates.

External events, including natural disasters, national or global health emergencies, and events of armed conflict in other countries, and terrorist threats could impact FNCB's ability to do business or otherwise adversely affect FNCB's business, operations or financial condition.

Financial institutions, like other businesses, are susceptible to the effects of external events that can compromise operating and communications systems and otherwise have adverse effects.  Such events, should they occur, can cause significant damage, impact the stability of FNCB's operations or facilities, result in additional expense, or impair the ability of FNCB's borrowers to repay their loans. Although we have established and regularly test disaster recovery procedures, the occurrence of any such event could have a material adverse effect on our business, operations, and financial condition. In addition, other external events, including natural disasters, health emergencies and epidemics or pandemics, such as the COVID-19 pandemic, and events of armed conflict in other parts of the world, such as the present armed conflict involving Ukraine and Russia, could adversely affect the global or regional economies resulting in unfavorable economic conditions in the United States. Any such development could have an adverse effect on FNCB's business, operations or financial condition.

Risks Related to FNCB’s Common Stock

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

A material weakness is defined by the standards issued by the PCAOB as a deficiency, or combination of deficiencies, in internal control over financial reporting that results in a reasonable possibility that a material misstatement of FNCB’s annual or interim financial statements will not be prevented or detected on a timely basis. As a consequence, FNCB would have to disclose in periodic reports it files with the SEC any material weakness in its internal control over financial reporting. The existence of a material weakness would preclude management from concluding that FNCB’s internal control over financial reporting is effective and would preclude its independent auditors from expressing an unqualified opinion on the effectiveness of its internal control over financial reporting. In addition, disclosures of deficiencies of this type in FNCB’s SEC reports could cause investors to lose confidence in its financial reporting and may negatively affect the market price of its common stock and could result in the delisting of its securities from the securities exchanges on which they trade.

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

Changes which have been approved for future implementation include the calculation of the allowance for loan and leases losses on the basis of the current expected credit losses over the lifetime of our loans, referred to as the CECL model, became applicable to us on January 1, 2023. The change in this calculation could adversely affect our capital, regulatory capital ratios, ability to make larger loans, earnings and performance metrics. Any such changes could have a material adverse effect on our business, financial condition and results of operations.

Under the CECL model, banks will be required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the "incurred loss" model required under current GAAP, which delays recognition until it is probable a loss has been incurred. Accordingly, we expect that the adoption of the CECL model will materially affect how we determine our allowance for loan losses, and could require us to significantly increase our allowance. Moreover, the CECL model may create more volatility in the level of the allowance for loan losses. If we are required to materially increase the level of the allowance for loan losses for any reason, such increase could adversely affect our business, financial condition and results of operations. FNCB has evaluated the impact the CECL accounting model will have on FNCB's accounting, and expects to recognize a one-time cumulative-effect adjustment to reduce the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective. FNCB will recognize a cumulative effect adjustment to the opening retained earnings as of the adoption date. Management currently estimates the allowance for credit losses will be in a range of $11.5 million to $11.8 million, decreasing the allowance by approximately $2.4 million to $2.6 million. The estimated increase to equity, net of tax, will range from $1.9 million to $2.1 million. The actual impact will depend on a number of internal and external factors including: outstanding loan balances, characteristics of FNCB's loan and securities portfolios, macroeconomic conditions, forecast information and management's judgement.

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

FNCB currently conducts business from its headquarters located at 102 E. Drinker Street, Dunmore, Pennsylvania, which now also houses the Bank’s Commercial Lending and Retail Banking Units. The Bank's main office is located at 100 S. Blakely Street, Dunmore, Pennsylvania, 18512. At December 31, 2022, FNCB also operated fifteen additional community banking offices located throughout Lackawanna, Luzerne and Wayne counties, two administrative offices and another lending center located in Dunmore, Lackawanna County, Pennsylvania. Eight of the offices are leased and the balance are owned by the Bank. Except for potential remodeling of certain facilities to provide for the efficient use of workspace and/or to maintain an appropriate appearance, each property is considered reasonably suitable and adequate for current and immediate future purposes except as discussed below.

As part of its responsibilities, management regularly evaluates FNCB’s delivery system and facilities including analyzing each office’s operating efficiency, location, foot traffic, structure and design. FNCB and the Bank have an ongoing comprehensive branch network improvement program that focuses on strengthening, better positioning and expanding its market coverage by developing new state-of-the-art customer facilities, as well as relocating and consolidating select locations. Initiatives FNCB executed under the branch network improvement program during the years ended December 31, 2022 and 2021 include:

●	Office space at FNCB's community office, located in Exeter, Luzerne County, Pennsylvania was renovated to house the 1st Equipment Finance and 1st Financial Services teams;

●

The Bank's Wheeler Avenue Community Office was consolidated into its Main Office, in early 2022.  The branch will be utilized as a temporary training facility until expiration of the lease in December 2024; and

●

On September 23, 2022, the Bank purchased a property located at 2039 Delaware Street, Dunmore, Lackawanna County, Pennsylvania. The property, which is situated between the FNCB's Main Office and Corporate center, was purchased as part of FNCB's Simply Green initiative. FNCB plans to raze the building to provide green space for the community.

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

On January 25, 2023, FNCB's Board of Directors authorized a stock repurchase program under which up to 750,000 shares of FNCB's outstanding common stock may be acquired in the open market pursuant to a trading plan that was adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the "Exchange Act").  The repurchase program will commence no earlier than March 3, 2023, and will expire on December 31, 2023, pursuant to a trading plan that may be adopted in accordance with Rule 10b5-1 of the Exchange Act of 1934. In 2022 and 2021, the Board of Directors had authorized a similar program under which 384,830 and 330,759 shares were purchased respectively, at a weighted-average price per share of $9.45 and $7.21, respectively. Repurchases are funded from available working capital and the repurchased shares are returned to the status of authorized but unissued shares of common stock.

Holders

As of February 28, 2023, there were approximately 1,586 holders of record of FNCB’s common shares. Because many of FNCB’s shares are held by brokers and other institutions on behalf of shareholders, FNCB is unable to estimate the total number of shareholders represented by these record holders.

Dividends

Dividends declared and paid were $6.5 million, or $0.33 per share, in 2022 and $5.4 million, or $0.27 per share, in 2021. The dividend payout ratio was 32.0% for the year ended December 31, 2022 and 25.4% for the year ended December 31, 2021. It is the present intent of the Board of Directors to continue paying quarterly dividends going forward. However, FNCB’s ability to declare and pay future dividends is dependent upon earnings, financial position, appropriate restrictions under applicable laws, legal and regulatory restrictions and other factors relevant at the time FNCB’s Board of Directors considers any declaration of any dividends. For a further discussion of FNCB’s and the Bank’s dividend restrictions, refer to Note 15, “Regulatory Matters/Subsequent Events” in the notes to consolidated financial statements in this Annual Report on Form 10-K.

On January 25, 2023, the Board of Directors declared a dividend of $0.090 per share for the first quarter of 2023. The dividend is payable on March 15, 2023 to shareholders of record as of March 1, 2023.

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

FNCB’s accounting policies are fundamental to understanding management’s discussion and analysis of its financial condition and results of operations. Management has identified the policies on the determination of the allowance for loan and lease losses (“ALLL”), securities’ valuation and impairment evaluation and income taxes to be critical, as management is required to make subjective and/or complex judgments about matters that are inherently uncertain and could be subject to revision as new information becomes available.

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

On a quarterly basis, management evaluates individual investment securities in an unrealized loss position for other than temporary impairment (“OTTI”). The evaluation for OTTI requires the use of various assumptions, including but not limited to, the length of time an investment’s fair value is less than book value, the severity of the investment’s decline, any credit deterioration of the issuer, whether management intends to sell the security, and whether it is more-likely-than-not that FNCB will be required to sell the security prior to recovery of its amortized cost basis. Debt investment securities deemed to have OTTI are written down by the impairment related to the estimated credit loss, and the non-credit related impairment loss is recognized in other comprehensive income. FNCB did not recognize any OTTI charges on investment securities for years ended December 31, 2022 and 2021 within the consolidated statements of income.

See Note 2, “Summary of Significant Accounting Policies” and Note 3, “Securities” of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” to this Annual Report on Form 10-K for additional information about valuation of securities and management's evaluation for OTTI.

Income Taxes

The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgement is required in assessing the future tax consequences of events that have been recognized in FNCB’s consolidated financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could impact our consolidated financial condition or results of operations.

FNCB records an income tax provision or benefit based on the amount of tax currently payable or receivable and the change in deferred tax assets and liabilities. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes. Management conducts quarterly assessments of all available positive and negative evidence to determine the amount of deferred tax assets that will more likely than not be realized. FNCB establishes a valuation allowance for deferred tax assets and records a charge to income if management determines, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, management considers past operating results, estimates of future taxable income based on approved business plans, future capital requirements and ongoing tax planning strategies. This evaluation process involves significant management judgement about assumptions that are subject to change from period to period depending on the related circumstances. The recognition of deferred tax assets requires management to make significant assumptions and judgements about future earnings, the periods in which items will impact taxable income, future corporate tax rates, and the application of inherently complex tax laws. The use of different estimates can result in changes in the amounts of deferred tax items recognized, which may result in equity and earnings volatility because such changes are reported in current period earnings. Management’s evaluation as of December 31, 2022 and 2021 concluded that no valuation allowance was necessary for net deferred tax assets.

In connection with determining the income tax provision or benefit, management considers maintaining liabilities for uncertain tax positions and tax strategies that it believes contain an element of uncertainty. Periodically, management evaluates each of FNCB’s tax positions and strategies to determine whether a liability for uncertain tax benefits is required. As of December 31, 2022 and 2021, management determined that FNCB did not have any uncertain tax positions or tax strategies and that no liability was required to be recorded.

See Note 2, “Summary of Significant Accounting Policies” and Note 11, “Income Taxes” of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” to this Annual Report on Form 10-K for additional information about the accounting for income taxes.

New Authoritative Accounting Guidance and Accounting Guidance to be Adopted in Future Periods

For information regarding new authoritative accounting guidance adopted by FNCB during the year ended December 31, 2022 and accounting guidance that FNCB will adopt in future periods, see Note 2, “Summary of Significant Accounting Policies” of the notes to consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data” to this Annual Report on Form 10-K.

EXECUTIVE OVERVIEW

The following overview should be read in conjunction with this MD&A in its entirety.

Results of Operations

Net income in 2022  amounted to $20.4 million, or $1.03 per diluted common share, a decrease of $1.0 million, or 4.4%, compared to $21.4 million, or $1.06 per diluted common share, in 2021. The decrease in 2022 net income compared to 2021 was primarily due to increases in non-interest expense and an increase in the provision for loan and lease losses, which were partially offset by an increase in net interest income. Non-interest expense was $35.5 million in 2022, an increase of $4.4 million, or 14.2%, from $31.1 million in 2021, which reflected a $2.6 million, or 15.5%, increase in salaries and employee benefits. The provision for loan and lease losses increased $1.8 million to $2.0 million in 2022, from $166 thousand in 2021, due primarily to higher loan volume.  This was partially offset by a $5.0 million, or 10.3%, increase in net interest income, to $54.0 million in 2022 from $49.0 million in 2021. Income tax expense decreased $512 thousand, or 11.0%, to $4.1 million in 2022 as compared to $4.7 million in 2021.

Return on average assets and return on average shareholders’ equity equaled 1.21% and 15.55%, respectively, in 2022, compared to 1.36% and 13.46%, respectively, in 2021.  FNCB paid dividends to holders of common stock of $0.33 per share in 2022, an increase of $0.06 per share, or 22.2%, compared to $0.27 per share in 2021. Total dividends declared and paid in 2022 equated to a dividend yield of approximately 4.0% based on the closing stock price of $8.21 per share on December 31, 2022. The dividend payout ratio was 31.9% in 2022 compared to 25.4% in 2021.

Balance Sheet Profile

Total assets increased $81.2 million, or 4.9%, to $1.746 billion at December 31, 2022 from $1.664 billion at December 31, 2021. The balance sheet expansion primarily reflected substantial increases in loans and leases, net of allowance for loan and lease losses ("ALLL"), partially offset by decreases in cash and cash equivalents and available-for-sale debt securities. Loans and leases, net of ALLL, increased $143.1 million, or 14.8%, to $1.110 billion at December 31, 2022 from $967.0 million at December 31, 2021. Meanwhile, available-for-sale debt securities decreased $46.5 million, or 8.9%, to $476.1 million at December 31, 2022 from $522.6 million at December 31, 2021, which was caused largely by a decline in the fair value of these securities due to rising interest rates. Cash and cash equivalents decreased $57.1 million, or 57.8%, to $41.9 million at December 31, 2022 from $99.0 million at December 31, 2021. Total deposits decreased $34.8 million, or 2.4%, to $1.421 billion at December 31, 2022 from $1.455 billion at December 31, 2021, which reflected the return of municipal deposit seasonality and the outflow of excess COVID-19 deposits.  Borrowed funds increased $152.1 million to $182.4 million at December 31, 2022, compared to $30.3 million at December 31, 2021, as FNCB became more reliant on wholesale funding.

Total shareholders’ equity decreased $43.5 million, or 26.8%, to $118.9 million at December 31, 2022 from $162.5 million at December 31, 2021. Tangible book value decreased $2.09 per share, or 25.6%, to $6.04 per share at December 31, 2022 from $8.13 per share at December 31, 2021. The decreases in capital and tangible book value were primarily due to an accumulated other comprehensive loss of $48.0 million at December 31, 2022, compared to accumulated other comprehensive income of $6.4 million at December 31, 2021. The negative change of $54.4 million was related primarily to the depreciation in the fair value of FNCB's available-for-sale debt securities, net of deferred taxes, due to the dramatic increase in market interest rates. Also impacting capital in 2022 was net income of $20.4 million partially offset by a $3.6 million utilized for the repurchase of common shares under a stock repurchase program authorized by FNCB's Board of Directors and dividends declared and paid of $6.5 million. At December 31, 2022, FNCB Bank’s total risk-based capital ratio and the Tier 1 leverage ratio were 13.10% and 8.77%, respectively, which exceeded the 10.00% and 5.00% thresholds required to be well capitalized under the prompt corrective action provisions of the Basel III capital framework for U.S. banking organizations.

Management’s Focus in 2022

Management continued to navigate through the lingering challenges of the pandemic and manage the rising rate environment, during 2022, while staying focused on several key strategic initiatives which included: strong organic loan growth, new product offerings and effectively managing funding costs. FNCB is always looking to improve the customer experience by further expanding and enhancing FNCB's digital and traditional product and service offerings; while continuing to create efficiency within FNCB's branch network and delivery channels; and investing in strategic business alliances and opportunities to advance financial performance over the long-term.

In 2022, FNCB's new commercial equipment financing and leasing product offerings, operating under 1st Equipment Finance were fully integrated and have exceeded management's expectations. This along with the purchase of several third-party originated loan pools, allowed us to diversify FNCB's loan portfolio, reduce risk and enhance net interest income run rates going forward.

In addition, during 2022, FNCB acquired Chiaro Investment Services, LLC which was combined with FNCB's Wealth Management team, and is now operating under a new brand, 1st Investment Service, out of FNCB Bank's Exeter Community Office, in Luzerne County, Pennsylvania. With the combined experience of our team of advisors, 1st Investment Services, provides clients with a full suite of offerings, including Investment Management, Brokerage Services, Insurance Planning and Retirement Services that will build on FNCB's exceptional legacy of providing quality services to our clients.

In the fourth quarter of 2022, FNCB committed to make an equity investment of $11.0 million in a senior low-income housing tax credit ("LIHTC") partnership for the Scranton Square Apartments through the Pennsylvania Housing Finance Agency (PHFA). The project will consist of 36 newly constructed senior housing units, located on Dickson Ave, in the Green Ridge section of Scranton, Lackawanna County, Pennsylvania. This project is expected to provide much needed housing for low-income senior citizens, while revitalizing a large vacant lot in the city and is in line with FNCB's larger Community Caring initiative. One hundred percent (100.0%) of the rental units will qualify for Federal Low-Housing Tax credits ("LIHTCs") as provided for in Section 42 of the Internal Revenue Code of 1986, as amended. FNCB made an initial contribution of $2.2 million in the fourth quarter of 2022, upon closing the partnership agreement. The remaining obligation of $8.8 million, which is included on other liabilities in the consolidated statements of financial condition at December 31, 2022, will be contributed over a series of draws over the following 18-month period according to the construction schedule.

Focus for 2023

Looking ahead to 2023, with increased market rates, management will focus on balance sheet management, managing interest rate risk, controlling funding costs and continuing to evaluate opportunities to enhance net interest income and non-interest income run rates going forward. FNCB will continue to expand its comprehensive digital strategy to respond to evolving customer demands and create operational and delivery channel efficiencies. Specific initiatives include enhancement to the existing online banking platforms, continued utilization of our retail and commercial lending origination platforms and utilizing artificial intelligence and robotics to streamline workflows. Additional areas of focus for 2023 include: acquisition and retainage of qualified staff, building and strengthening our core customer base including increasing existing customer wallet share and organic loan growth.

Stock Repurchase Program/Subsequent Event

On January 25, 2023, FNCB's Board of Directors authorized a stock repurchase program under which up to 750,000 shares of FNCB's outstanding common stock may be acquired in the open market commencing no earlier than March 3, 2023 and expiring December 31, 2023 pursuant to a trading plan that was adopted in accordance with Rule 10b5-1 of the Exchange Act. In 2022 and 2021, the Board of Directors had authorized similar programs under which 384,830 and 330,759 common shares were repurchased, respectively. The 2022 plan expired on December 31, 2022. The repurchase of shares under the programs are administered through an independent broker. Repurchases may occur from time to time at prevailing market prices, through open market transactions depending upon market conditions, and are subject to SEC regulations as well as certain price, market volume and timing constraints specified in the trading plan. Under the program, the purchases will be funded from working capital presently available to FNCB, and the repurchased shares will be returned to the status of authorized but unissued shares of Common Stock. There is not a guarantee as to the exact number of shares that will be repurchased by FNCB, and FNCB may discontinue purchases at any time that management determines additional repurchases are no longer warranted. As of December 31, 2022, FNCB had approximately 19.7 million shares outstanding.

SUMMARY OF FINANCIAL PERFORMANCE

Net Interest Income

Net interest income is the difference between (i) interest income, interest and fees on interest-earning assets, and (ii) interest expense, interest paid on deposits and borrowed funds. Net interest income represents the largest component of FNCB’s operating income and, as such, is the primary determinant of profitability. Net interest income is impacted by variations in the volume, rate and composition of earning assets and interest-bearing liabilities, changes in general market interest rates and the level of non-performing assets. Interest income is shown on a fully tax-equivalent basis using the corporate statutory tax rate of 21.0% in 2022, 2021 and 2020.

In response to the economic uncertainty from the global COVID-19 pandemic, the FOMC lowered the federal funds rate 150 basis points in two emergency actions in March 2020. As a result, the target range for federal funds fell from 1.50%-1.75% at December 31, 2019 to 0.00%-0.25% at March 31, 2022 and had remained at these historically low levels through March 15, 2022. Supply chain constraints, the war in Ukraine and lingering effects from the COVID-19 pandemic, among other things, have resulted in rapid rise in price inflation. As a result, the FOMC, in an effort to lower inflation to its 2.0% objective, began tightening U.S. monetary policy in 2022.  Specifically, the FOMC increased the target range for the federal funds rate seven times for a total of 425 basis points during 2022, which included additional upward movements in the fourth quarter of 75 basis points on November 2, 2022 and 50 basis points on December 14, 2022. At December 31, 2022, the federal funds target range was 4.25%-4.50% compared to 0.00%-0.25% at December 31, 2021. The increase in the federal funds target rate resulted in a corresponding increase of 425 basis points in the national prime rate to 7.50% at December 31, 2022 compared to 3.25% at December 31, 2021. In addition to these actions by the FOMC in 2022, on February 1, 2023, the FOMC raised the federal funds target rate another 25 basis points and reaffirmed its consensus statement on longer-run goals and monetary policy strategy including its goals of maximum unemployment and a 2.0% inflation rate and has indicated additional rate increases may be required in 2023 to achieve its goals. This dramatic shift to tighten monetary policy has resulted in a rapid rise in general market interest rates. Competition for deposits within FNCB's market area has intensified reflective of industrywide liquidity pressures and rate-sensitivity of depositors. Higher interest rates, coupled with the increased competition, has resulted in significant increases in deposit and wholesale funding costs that have surpassed increases in earning asset yields, which has caused interest margin and rate spread compression. Management anticipates that additional tightening actions by the FOMC in 2023, could result in further contraction of FNCB's tax-equivalent net interest margin and rate spread.

Additionally, net interest income, earning assets yields and the net interest margin for the period ending December 31, 2022 and 2021 were impacted by the activity related to PPP loans, including the timing of forgiveness and recognition of net loan origination fees.

Tax-equivalent net interest income increased $5.3 million, or 10.5%, to $55.2 million in 2022 compared to $49.9 million in 2021. The increase in tax-equivalent net interest income was due to an increase in tax-equivalent interest income reflecting higher earning asset volumes and yields, partially offset by an increase in interest expense which resulted primarily from increased utilization of wholesale funding costs and higher funding costs. Tax-equivalent net interest margin, a key measurement used in the banking industry to measure income from earning assets relative to the cost to fund those assets, is calculated by dividing tax-equivalent net interest income by average interest-earning assets. FNCB's tax-equivalent net interest margin declined 7 basis points to 3.38% in 2022 compared to 3.45% in 2021, which was largely caused by an increase in average earning assets, coupled with higher funding costs. Additionally, the magnitude and velocity of the rate increases in 2022 has led to a decrease in FNCB's rate spread, the difference between the average yield on interest-earning assets shown on a fully tax-equivalent basis and the average cost of interest-bearing liabilities, as funding costs increased to a greater extent than asset yields. FNCB's rate spread was 3.24% in 2022, a decrease of 14 basis points as compared to 3.38% in 2021.

Tax-equivalent interest income increased $9.3 million, or 17.6%, to $61.9 million in 2022 from $52.6 million in 2021, which was largely caused by significant growth in average earning assets, coupled with an increase in the tax-equivalent yield on average earning assets. Average earning assets increased $183.5 million, or 12.7%, to $1.633 billion in 2022 from $1.449 billion in 2021, resulting in a corresponding increase to tax-equivalent interest income of $8.4 million. Specifically, average loans and leases increased $123.9 million, or 13.0%, to $1.074 billion in 2022 from $950.5 million in 2021, which reflected new product offerings, strong organic loan demand and the purchase of loan pools from third party originators. Investment securities averaged $550.1 million in 2022, an increase of $120.4 million, or 28.0%, compared to $429.6 million in 2021, which contributed $3.1 million to tax-equivalent interest income.  The tax-equivalent yield on earning assets increased 16 basis points to 3.79% in 2022 from 3.63%, which resulted in a corresponding increase in tax-equivalent interest income of $0.8 million. Specifically, FNCB's tax-equivalent yield on loans and leases increased 7 basis points to 4.43% in 2022 compared to 4.36% in 2021, resulting in a corresponding increase in tax-equivalent interest income of $0.7 million. Meanwhile, the tax-equivalent yield on investment securities decreased 1 basis points to 2.58% in 2022 from 2.59% in 2021 and caused a corresponding decrease to tax-equivalent interest income of $44 thousand.

Interest expense increased $4.0 million, or 148.9%, to $6.7 million in 2022 from $2.7 million in 2021, which primarily from an increase in averaged borrowed funds, coupled with an increase in funding costs. Similar to the banking industry in general, FNCB was more reliant on wholesale funding in 2022.  As a result, average borrowed funds, which is largely comprised of FHLB of Pittsburgh advances, averaged $109.5 million for 2022, an increase of $97.3 million from just $12.2 million for 2021. Higher volumes of average borrowed funds resulted in a corresponding increase in interest expense of $2.4 million. Total interest-bearing deposits increased $51.8 million, or 4.9%, to $1.118 billion for 2022, compared to $1.066 billion for 2021, which had little impact on interest expense as increases in lower-costing interest-bearing demand and savings volumes were offset by a reduction in higher-costing time deposit volumes. Specifically, average interest-bearing demand deposits, increased $50.8 million, or 6.6%, to $815.6 million in 2022, compared to $764.8 million in 2021.  Savings deposits averaged $144.3 million in 2022, an increase of $19.3 million, or 15.5%, from $125.0 million in 2021. Conversely, average time deposits decreased $18.3 million, or 10.4%, to $158.0 million in 2022 from $176.3 million in 2021. In the first half of 2022, management was successful in delaying deposit rate increases, however, in the latter half of 2022, following the rapid rise in market interest rates and change in overall market liquidity, competition for deposits intensified and depositors have become increasingly rate sensitive. Due to increased competitive pressures, FNCB responded with increases in deposit rates. As a result, FNCB experienced an increase interest expense due to an increase in funding costs. For the year-ended December 31, 2022, FNCB's cost of funds increased 30 basis points to 0.55% from 0.25% for the year ended December 31, 2021, which resulted in a corresponding increase in tax-equivalent interest expense of $1.6 million.

With the additional 25 basis point increase on February 1, 2023, and statement by the FOMC that additional rate increases may be necessary in 2023, management anticipates that FNCB's cost of funds may continue to increase in 2023, which may result in further net interest margin and rate spread contraction and a reduction in tax-equivalent net interest income.

Non-accrual loans

The interest income that would have been earned on non-accrual and restructured loans, had these loans performed in accordance with their original terms approximated to $175 thousand and $215 thousand for the years ended December 31, 2022 and 2021, respectively. Additionally, interest income recognized on impaired loans based on payments received approximated to $336 thousand and $305 thousand for the years ended December 31, 2022 and 2021, respectively.

The following table presents the components of net interest income for the three years ended December 31, 2022, 2021 and 2020:

Summary of Net Interest Income

	For the Year Ended December 31,
	2022			2021			2020
	Average		Yield/	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost
Assets:
Earning assets (2)(3)
Loans and leases-taxable (4)	$1,019,254	$45,696	4.48%	$905,237	$39,645	4.38%	$863,702	$35,980	4.17%
Loans and leases-tax free (4)	55,058	1,895	3.44	45,217	1,777	3.93	47,669	2,070	4.34
Total loans and leases (1)(2)	1,074,312	47,591	4.43	950,454	41,422	4.36	911,371	38,050	4.18
Securities-taxable	439,824	10,830	2.46	346,204	8,476	2.45	250,881	7,322	2.92
Securities-tax free	110,238	3,370	3.06	83,437	2,641	3.17	51,367	1,738	3.38
Total securities (1)(5)	550,062	14,200	2.58	429,641	11,117	2.59	302,248	9,060	3.00
Interest-bearing deposits in other banks and federal funds sold (8)	8,152	91	1.12	68,932	88	0.13	9,203	28	0.30
Total earning assets	1,632,526	61,882	3.79%	1,449,027	52,627	3.63%	1,222,822	47,138	3.85%
Non-earning assets	69,602			129,386			145,227
Allowance for loan and lease losses	(13,497)			(12,311)			(10,867)
Total assets	$1,688,631			$1,566,102			$1,357,182

Liabilities and Shareholders' Equity:
Interest-bearing liabilities
Interest-bearing demand deposits	$815,579	3,215	0.39%	$764,798	1,252	0.16%	$611,511	2,933	0.48%
Savings deposits	144,343	174	0.12%	125,022	87	0.07%	101,847	97	0.10
Time deposits	157,991	581	0.37%	176,245	1,169	0.66%	195,140	2,374	1.22
Total interest-bearing deposits	1,117,913	3,970	0.36%	1,066,065	2,508	0.24%	908,498	5,404	0.59
Borrowed funds and other interest-bearing liabilities	109,515	2,762	2.52	12,228	197	1.61	51,287	756	1.47
Total interest-bearing liabilities	1,227,428	6,732	0.55%	1,078,293	2,705	0.25%	959,785	6,160	0.64%
Demand deposits	314,105			315,181			242,017
Other liabilities	15,609			13,892			11,368
Shareholders' equity	131,489			158,736			144,012
Total liabilities and shareholders' equity	$1,688,631			$1,566,102			$1,357,182
Net interest income/interest rate spread (6)		55,150	3.24%		49,922	3.38%		40,978	3.21%
Tax equivalent adjustment		(1,106)			(928)			(800)
Net interest income as reported		$54,044			$48,994			$40,178

Net interest margin (7)			3.38%			3.45%			3.35%

(1)	Interest income is presented on a tax-equivalent basis using a 21% rate.
(2)	Loans and leases are stated net of unearned income.
(3)	Non-accrual loans are included in loans within earning assets.
(4)	Interest income on loans and leases includes net loan fees of $68 in 2022, $4,612 in 2021, and $467 in 2020.
(5)	The yields for securities that are classified as available for sale are based on the average historical amortized cost.
(6)	Interest rate spread represents the difference between the average yield on interest-earning assets and the cost of average interest-bearing liabilities and is presented on a tax equivalent basis.
(7)	Net interest income as a percentage of total average interest earning assets.

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

Rate Volume Analysis

	For the Year Ended December 31,
	2022 vs. 2021			2021 vs. 2020
	Increase (Decrease) Due to Change in			Increase (Decrease) Due to Change in
(in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loans and leases-taxable	$5,093	$958	$6,051	$1,773	$1,892	$3,665
Loans and leases-tax free	356	(238)	118	(110)	(183)	(293)
Total loans and leases	5,449	720	6,169	1,663	1,709	3,372
Securities-taxable	2,305	49	2,354	3,097	(1,943)	1,154
Securities-tax free	822	(93)	729	1,022	(119)	903
Total securities	3,127	(44)	3,083	4,119	(2,062)	2,057
Interest-bearing deposits in other banks and federal funds sold	(139)	142	3	279	(219)	60
Total interest income	8,437	818	9,255	6,061	(572)	5,489

Interest expense:
Interest-bearing demand deposits	88	1,875	1,963	602	(2,283)	(1,681)
Savings deposits	15	72	87	19	(29)	(10)
Time deposits	(111)	(477)	(588)	(212)	(993)	(1,205)
Total interest-bearing deposits	(8)	1,470	1,462	409	(3,305)	(2,896)
Borrowed funds and other interest-bearing liabilities	2,395	170	2,565	(623)	64	(559)
Total interest expense	2,387	1,640	4,027	(214)	(3,241)	(3,455)
Net interest income	$6,050	$(822)	$5,228	$6,275	$2,669	$8,944

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

FNCB recorded a provision for loan and lease losses of $2.0 million for the year ended December 31, 2022, an increase of $1.8 million, compared to $166 thousand for the year ended December 31, 2021, which primarily reflected higher loan and lease volume, coupled with a slight increase in net loans charged off. Despite continued economic uncertainty and inflationary pressures due to remnants of the COVID-19 pandemic, supply chain constraints and other factors such as the war in Ukraine, which have resulted in monetary policy tightening, FNCB's asset quality metrics have remained mostly favorable throughout 2022 and 2021.

Non-Interest Income

The following table presents the components of non-interest income for the years ended December 31, 2022 and 2021:

Components of Non-Interest Income

	Year Ended December 31,
			Change
(in thousands)	2022	2021	$	%
Deposit service charges	$4,415	$3,877	$538	13.9%
Net (loss) gain on the sale of available-for-sale debt securities	(223)	213	(436)	(204.7)
Net (loss) gain on equity securities	(34)	701	(735)	(104.9)
Net gain on the sale of mortgage loans held for sale	205	352	(147)	(41.8)
Net gain on the sale of other real estate owned	-	11	(11)	(100.0)
Loan-related fees	243	390	(147)	(37.7)
Income from bank-owned life insurance	710	541	169	31.2
Bank-owned life insurance settlement	273	426	(153)	(35.9)
Loan referral fees	191	72	119	164.8
Merchant services revenue	712	593	119	20.1
Wealth management services revenue	563	543	20	3.7
Other	926	560	366	65.4
Total non-interest income	$7,981	$8,268	$(287)	(3.5)%

For the year ended  December 31, 2022 , non-interest income decreased $287 thousand, or 3.5%, to $8.0 million compared to $8.3 million for the year ended December 31, 2021. The 3.5% decrease in non-interest income primarily from an unfavorable change in market value of equity securities and a net loss on the sale of available-for-sale debt securities, coupled with reductions in net gains on the sale of mortgages held for sale, and loan-related fees. Stock market volatility resulted in FNCB recoding a net loss on equity securities of $34 thousand in 2022, compared to a net gain of $735 thousand recorded in 2021. Additionally, FNCB recorded a net loss on the sale of available-for sale debt securities of $223 thousand in 2022, compared to a net gain of $213 thousand in 2021, a decrease of $436 thousand, or 204.7%. Net gains on the sale of mortgages held for sale decreased $147 thousand, or 41.8%, to $205 thousand for the year ended December 31, 2022, compared to $352 thousand for the year ended December 31, 2021, as pricing margins on loans and the volume of loan sales decreased due to the rapid rise in market interest rates. Loan-related fees decreased $147 thousand, or 37.7%, to $243 thousand in 2022 from $390 thousand in 2021, which was largely due to a reduction in loan servicing and letter of credit fees. Additionally, FNCB recorded income associated with BOLI death benefit claims of $273 thousand in 2022 and $426 thousand in 2021, a decrease of $153 thousand, or 35.9%.

Partially offsetting these decreases in non-interest income, were increases in deposit service charges, BOLI income, loan referral fees, merchant services revenue and other income. Loan referral fees, which include fees received from third-party counterparties related to various commercial loan interest rate swap transactions and fees received for the referral of FHA residential mortgage loans to a third-party broker, increased $119 thousand. The decrease in these fees reflected a reduction in the number and volume of such transactions in 2022 as compared to 2021. Deposit service charges increased $538 thousand, or 13.9%, to $4.4 million in 2022, compared to $3.9 million in 2021, which was primarily due to increases in transactional-related charges, check card fees and wire transfer fees. During 2022, FNCB purchased $3.0 million in additional BOLI policies, which was the primary factor for the $169 thousand, or 31.2%, increase in BOLI income. Comparing 2022 and 2021, loan referral fees and merchant services revenue each increased by $119 thousand. Loan referral fees include fees received from third-party counterparties to commercial loan interest rate swap transactions and fees received for the referral of FHA residential mortgage loans to a third-party broker. The 164.8% increase in loan referral fees largely reflected an increase in the number and volume of such transaction due to changing market conditions, while the 20.1% increase in revenue from merchant services resulted primarily from an increase in card processing revenue due to the continued shift to e-commerce. The $366 thousand, or 35.0%, increase in other income was due primarily to an increase in commissions received from FNCB's third-party credit card and purchasing card provider.

As previously mentioned, on September 30, 2022 FNCB announced that the Bank had entered into an asset purchase agreement with Chiaro Investment Services, LLC, which was combined into the Bank's investment arm and now operates under the new brand as 1st Investment Services. As a result of this transaction, FNCB anticipates an increase in income from wealth management services in 2023.

On October 26, 2022, the Bureau of Consumer Financial Protection ("CFPB") issued supervisory guidance which warned financial institutions that levying overdraft fees to consumers who would not reasonably anticipate the fees may constitute an unfair act or practice under the Consumer Financial Protection Act of 2010 ("CFPA"). In addition, the CFPB issued a compliance bulletin warning that certain depositor fees may similarly violate the CFPA. This guidance comes as a next step in the CFPB’s “junk fee” initiative, launched in January 2022, through which the CFPB has endeavored to identify and take certain steps to curb potentially exploitative fees charged by banks and other financial institutions. While management does not believe that FNCB's overdraft fees are in violation of the CFPA, the banking industry, in general, experienced a significant reduction in overdraft fee income in 2022, as many larger financial institutions have eliminated overdraft charges on consumer checking accounts. Competition from large banks and the imposition of restrictions on overdraft fees by the federal government may result in FNCB having to change its overdraft fee structure, which could negatively impact future non-interest income run rates.

Non-Interest Expense

The following table presents the major components of non-interest expense for the years ended December 31, 2022 and 2021:

Components of Non-Interest Expense

	Year Ended December 31,
			Change
(in thousands)	2022	2021	$	%
Salaries and employee benefits	$19,283	$16,697	$2,586	15.5%
Occupancy expense	2,093	2,039	54	2.6
Equipment expense	1,295	1,338	(43)	(3.2)
Advertising expense	801	712	89	12.5
Data processing expense	4,027	3,689	338	9.2
Regulatory assessments	811	609	202	33.2
Bank shares tax	915	975	(60)	(6.2)
Professional fees	1,273	674	599	88.9
Other operating expenses	4,976	4,336	640	14.8
Total non-interest expense	$35,474	$31,069	$4,405	14.2%

Non-interest expense totaled $35.5 million in 2022, an increase of $4.4 million, or 14.2%, from $31.1 million in 2021. The increase resulted primarily from increases in salaries and employee benefits, professional fees, data processing expenses, regulatory assessments and other operating expenses.

Salaries and employee benefits increased $2.6 million, or 15.5%, to $19.3 million in 2022 from $16.7 million in 2021. The increase in salaries and employee benefits was primarily due to higher full-time salaries, payroll taxes and benefits associated with staff additions. Also factoring into the increase in salaries and employee benefits were increases in employment retirement plan contributions and incentive pay. Recognizing the impact of inflation on employees, at the end of 2022, FNCB awarded each employee a one-time employee appreciation bonus to alleviate some of the pressure, the aggregate cost of this one-time award was $393 thousand.

At the end of 2022, management engaged a third-party consultant to conduct a comprehensive evaluation of FNCB's salary and benefit structure and industry comparison. As a result of this study, FNCB has increased the minimum starting salary for new employees and will be adjusting salary ranges to be competitive as appropriate. Additionally, FNCB increased the 2023 annual cost of living/merit increase for employees. As a result of these changes, management anticipates FNCB's personnel-related costs will continue to increase in 2023.

Professional fees increased $599 thousand, or 88.9%, to $1.3 million in 2022, compared to $674 thousand in 2021, while data processing expenses increased $338 thousand, or 9.2%, to $4.0 million in 2022, compared to $3.7 million in 2021. These increases were primarily due to additional costs associated with the new retail mortgage and commercial lending platforms, coupled with consulting and validation services associated with implementation of CECL. Additionally, comparing 2022 and 2021, regulatory assessments increased $202 thousand, or 33.2%, due largely to balance sheet growth, while other operating expenses increased $640 thousand, or 14.8%, which reflected increases in insurance costs, legal fees, correspondent bank fees and servicing costs of purchased loans.

Provision for Income Taxes

FNCB recorded income tax expense of $4.1 million in 2022, a decrease of $512 thousand, or 11.0%, compared to $4.6 million in 2021. The decrease in income tax expense was due to lower taxable income in 2022 as compared to 2021. FNCB's effective tax rate decreased to 16.85% at December 31, 2022, compared to 17.89% at December 31, 2021, which resulted primarily from an increase in tax-exempt income.

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

Management performed an evaluation of FNCB ’s deferred tax assets at December 31, 2022 taking into consideration both positive and negative evidence as of that date.  Based on this evaluation, management believes that FNCB's future taxable income will be sufficient to utilize deferred tax assets.  Accordingly, management concluded that no valuation allowance for deferred tax assets was required at December 31, 2022 or 2021.

FINANCIAL CONDITION

Total assets increased $81.2 million, or 4.9%, to $1.746 billion at December 31, 2022 from $1.664 billion at December 31, 2021. The balance sheet expansion primarily reflected substantial increases in loans and leases, net of ALLL, partially offset by decreases in cash and cash equivalents and available-for-sale debt securities. Loans and leases, net of ALLL, increased $143.1 million, or 14.8%, to $1.110 billion at December 31, 2022 from $967.0 million at December 31, 2021. Available-for-sale debt securities decreased $46.5 million, or 8.9%, to $476.1 million at December 31, 2022 from $522.6 million at December 31, 2021, which was caused largely by a decline in the fair value of these securities due to rising interest rates. Cash and cash equivalents decreased $57.1 million, or 57.8%, to $41.9 million at December 31, 2022 from $99.0 million at December 31, 2021. Total deposits decreased $34.8 million, or 2.4%, to $1.421 billion at December 31, 2022 from $1.455 billion at December 31, 2021, which reflected the return municipal deposit seasonality and the outflow of excess COVID-19 deposits. FNCB increased its utilization of wholesale funding, specifically advances through the FHLB of Pittsburgh, to fund loan growth. As a result, borrowed funds increased $152.1 million, or 501.6%, to $182.4 million at December 31, 2022, compared to $30.3 million at December 31, 2021.

Total shareholders’ equity decreased $43.5 million, or 26.8%, to $118.9 million at December 31, 2022 from $162.5 million at December 31, 2021. The decrease in capital was primarily due to an accumulated other comprehensive loss of $48.0 million at December 31, 2022, compared to accumulated other comprehensive income of $6.4 million at December 31, 2021. The negative change of $54.4 million was related primarily to the depreciation in the fair value of FNCB's available-for-sale debt securities, net of deferred taxes, and was the main factor contributing to a $2.09 per share, or 25.6% decrease in tangible book value to $6.04 per share at December 31, 2022 from $8.13 per share at December 31, 2021. Also impacting capital in 2022 was net income of $20.4 million partially offset by a $3.6 million utilized for the repurchase of common shares under a stock repurchase program authorized by FNCB's Board of Directors and dividends declared and paid of $6.5 million. At December 31, 2022, FNCB Bank’s total risk-based capital ratio and the Tier 1 leverage ratio were 13.11% and 8.77%, respectively, which exceeded the thresholds of 10.00% and 5.00% required to be well capitalized under the prompt corrective action provisions of the Basel III capital framework for U.S. banking organizations.

Cash and Cash Equivalents

Cash and cash equivalents decreased $57.1 million, or 57.8%, to $ 41.9 million at December 31, 2022, from $99.0 million at December 31, 2021.  The decrease in cash and cash equivalents resulted primarily from cash used to fund earning asset growth. Additionally, FNCB paid cash dividends totaling $6.5 million, or $0.330 per share in 2022 compared to $5.4 million, or $0.27 per share, in 2021, while purchase of common shares under the repurchase program amounted to $3.6 million in 2022 compared to $2.4 million in 2021.

Securities

FNCB’s investment securities portfolio provides a source of liquidity needed to meet expected loan demand and interest income to increase profitability. Additionally, the investment securities portfolio is used to meet pledging requirements to secure public deposits and for other purposes. Debt securities are classified as either available-for-sale or held-to-maturity at the time of purchase based on management's intent. Available-for-sale securities are carried at fair value, with unrealized holding gains and losses reported as a component of shareholders’ equity in accumulated other comprehensive income (loss), net of tax, while held-to-maturity securities are carried at amortized cost. At December 31, 2022 and 2021, all debt securities were classified as available-for-sale. Equity securities with readily determinable fair values are carried at fair value, with gains and losses due to fluctuations in market value included in the consolidated statements of income. Securities with limited marketability and/or restrictions, such as FHLB of Pittsburgh stock, are carried at cost. Decisions to purchase or sell investment securities are based upon management’s current assessment of long- and short-term economic and financial conditions, including the interest rate environment and asset/liability management, liquidity and tax-planning strategies.

At December 31, 2022, the investment portfolio was comprised principally of available-for-sale debt securities including, fixed-rate, taxable and tax-exempt obligations of state and political subdivisions and fixed-rate and floating-rate securities issued by U.S. government or U.S. government-sponsored agencies, which include mortgage-backed securities and residential and commercial collateralized mortgage obligations ("CMOs"). FNCB also holds investments, to a lesser extent, in private CMO's, corporate debt securities, asset-backed securities and U.S. Treasury securities. Additionally, FNCB holds equity investments in the common and preferred stock of certain publicly traded bank holding companies. Except for U.S. government and government-sponsored agencies, there were no securities of any individual issuer that exceeded 10.0% of shareholders’ equity as of December 31, 2022.

The majority of FNCB's debt securities are fixed-rate instruments and inherently subject to interest rate risk, as the value of fixed-rate securities fluctuate with changes in interest rates.  U.S. Treasury rates increased dramatically in 2022 as the FOMC continued to tighten monetary policy. Additionally, as short-term interest rates moved up sharply, the yield curve was inverted at December 31, 2022, causing spreads between the 2-year and 10-year U.S. Treasury rates to go negative. The 10-year Treasury rate, which was 1.52% at December 31, 2021, increased 236 basis points to 3.88% at December 31, 2022, while the 2-year Treasury rate, which was 0.73% at December 31, 2021, increased 368 basis point to 4.41% at December 31, 2022. These movements resulted in a negative spread of 53-basis points between the 2-year and 10-year U.S. Treasury, compared to a positive spread of 0.79% at December 31, 2021. Generally, a security's value reacts inversely with changes in interest rates. Available-for-sale securities are carried at fair value, with unrealized gains or losses reported in the accumulated other comprehensive income or loss component of shareholder's equity net of deferred income taxes. At December 31, 2022, FNCB reported a net unrealized loss, included in accumulated other comprehensive loss, of $48.8 million, net of deferred income taxes of $13.0 million, a decrease of $55.0 million compared to the net unrealized holding gain of $6.1 million, net of deferred income taxes of $1.6 million, at December 31, 2021. Any further increase in interest rates could result in further depreciation in the fair value of FNCB’s securities portfolio and capital position. However, accumulated other comprehensive income and loss related to available-for-sale debt securities is excluded from regulatory capital and does not have an impact on FNCB's regulatory capital ratios.

The following table presents the carrying value of available-for-sale debt securities and equity securities, at fair value at December 31, 2022, 2021 and 2020:

Composition of the Investment Portfolio

	December 31,
	2022		2021		2020
(dollars in thousands)	Fair Value	% of Portfolio	Fair Value	% of Portfolio	Fair Value	% of Portfolio
Available-for-sale debt securities
U.S. Treasuries	$32,134	6.75%	$36,355	6.96%	$-	-%
Obligations of state and political subdivisions	220,782	46.37	244,372	46.76	205,828	58.80
U.S. Government-sponsored agency:
Collateralized mortgage obligations - residential	80,407	16.89	100,710	19.27	56,972	16.28
Collateralized mortgage obligations - commercial	3,329	0.70	3,727	0.71	3,904	1.12
Residential mortgage-backed securities	20,663	4.34	25,506	4.88	13,026	3.72
Private Collateralized mortgage obligations	72,507	15.23	67,165	12.85	38,199	10.91
Corporate debt securities	30,672	6.44	32,063	6.14	24,580	7.02
Asset backed securities	14,941	3.14	11,932	2.28	7,526	2.15
Negotiable certificates of deposit	656	0.14	736	0.14	-	-
Total available-for-sale debt securities	$476,091	100.00%	$522,566	100.00%	$350,035	100.00%

Equity securities, at fair value	$7,717		$4,922		$3,026

FNCB purchased 73 securities with an aggregate cost of $78.1 million and a weighted-average yield of 3.89% during the year ended December 31, 2022. Securities purchased were diversified across all major sectors, including $28.2 million in private CMOs, $18.4 million in tax-free obligations of state and political subdivisions, $10.7 million in CMOs of U.S. government-sponsored agencies, $5.7 million in asset-backed securities, $5.0 million in taxable obligations of state and political subdivisions, $4.4 million in corporate debt securities and $0.7 in U.S. Treasury securities. Principal repayments and a decrease in the fair value of the available-for-sale portfolio due to an increase in market interest rates entirely offset the increase due to the purchases. In 2022, FNCB also sold available-for-sale securities with an aggregate amortized cost of $14.2 million and a weighted-average yield of 3.93%. Gross proceeds received on the sales totaled $14.0 million and a realized net loss of $223 thousand upon the sale is included in non-interest income in 2022.

Management continually monitors the investment portfolio for credit worthiness, value, and yield. Semiannually, management engages a third-party consultant to review the municipal portfolio to determine if there is any undue credit risk within the portfolio. As part of the independent review, each municipal security is compared to their Portfolio Credit Benchmark to identify which securities may contain more than a minimal risk of payment default.  As of December 31, 2022, the third-party report concluded that each municipal security held within the portfolio met or exceeded the benchmark and that none of the securities required further review. The next third-party review is scheduled for June 30, 2023.  Management also monitors municipal securities monthly using a third-party surveillance report that identifies events related to the issuer that may indicate a deterioration in credit quality. Management noted no such events during 2022.

The following table presents the weighted-average yields on  available-for-sale debt securities by major category and maturity period at December 31, 2022. Yields are calculated on the basis of the amortized cost and weighted for the scheduled maturity of each security. The yields on tax-exempt obligations of states and political subdivisions are presented on a tax-equivalent basis using the federal corporate income tax rate of 21.0%. Because residential, commercial and private collaterized mortgage obligations, mortgage-backed securities and asset-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following summary.

	December 31, 2022
	Within One Year	> 1 – 5 Years	6-10 Years	Over 10 Years	Collateralized Mortgage Obligations, Mortgage-Backed and Asset-Backed Securities	Total
Weighted-average yield
U.S. Treasury	-%	1.11%	1.18%	-%	-%	1.17%
Obligations of state and political subdivisions	2.67	2.95	2.34	2.78	-	2.77
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	-	-	-	-	1.62	1.62
Collateralized mortgage obligations - commercial	-	-	-	-	1.98	-
Mortgage-backed securities	-	-	-	-	2.23	2.33
Private collateralized mortgage obligations	-	-	-	-	2.32	2.32
Corporate debt securities	-	-	4.79	-	-	4.79
Asset-backed securities	-	-	-	-	1.46	1.46
Negotiable certificates of deposit	-	1.02	-	-	-	1.02
Weighted-average yield	2.67%	2.80%	2.77%	2.78%	1.92%	2.43%

OTTI Evaluation

There was no OTTI recognized during the years ended December 31, 2022 and 2021. For additional information regarding management’s evaluation of securities for OTTI, see Note 3, “Securities” of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” to this Annual Report on Form 10-K.

Management noted no indicators of impairment for the FHLB of Pittsburgh or Atlantic Community Bankers Bank stock at December 31, 2022, 2021 and 2020.

Loans and Leases

Total loans and leases, gross increased by $141.9 million, or 14.5%, to $1.123 billion at December 31, 2022 from $981.4 million at December 31, 2021. The growth in the loan and lease portfolio reflected increases in all major loan categories, which was primarily due to strong organic demand and the new commercial equipment financing product line.  In addition, FNCB purchased individual loans and loan pools originated by third-party originators to enhance interest income revenue streams and diversify the loan portfolio. Loan purchases through 2022 included commercial equipment financing, residential mortgages loans and secured and unsecured consumer installment loans. FNCB expanded its commercial credit product offerings to include commercial equipment financing, including simple interest loans and direct finance and municipal leases, through its brand 1st Equipment Finance. The majority of equipment financing is originated through indirect, third-party dealers. As of December 31, 2022 and 2021, simple interest loans outstanding under this initiative totaled $78.4 million and $7.9 million, respectively, and are included with commercial and industrial loans. Also included with commercial and industrial loans and originated under this initiative are direct finance leases, which totaled $0.9 million at December 31, 2022. There were no direct leases outstanding at December 31, 2021. Municipal leases originated under this initiative were $4.4 million and $2.4 million, respectively, at December 31, 2022 and 2021 and are included in state and municipal subdivision loans and leases.

Also included in commercial and industrial loans and leases at December 31, 2022 and 2021, were $1.3 million and $21.9 million, respectively, in outstanding balances of PPP loans, which are 100.0% guaranteed by the SBA. Accordingly, management excluded PPP loans in its evaluations of the ALLL and there was no ALLL established for PPP loans at December 31,2022 and 2021.

From a collateral standpoint, a majority of FNCB’s loan portfolio consists of loans secured by real estate. Real estate secured loans, which include commercial real estate, construction, land acquisition and development, and residential real estate loans increased by $52.1 million, or 8.1%, to $693.8 million at December 31, 2022 from $641.7 million at December 31, 2021. However, the percentage of real estate secured loans to total loans and leases decreased to 61.8% at December 31, 2022 from 65.4% at December 31, 2021, which primarily reflected the originations through 1st Equipment Finance.

Commercial real estate loans, which include long-term commercial mortgage financing and are primarily secured by first or second lien mortgages, increased $11.0 million, or 3.0%, to $377.0 million at December 31, 2022, from $366.0 million at December 31, 2021. Commercial and industrial loans consist primarily of equipment loans and leases, including purchased commercial equipment loans, working capital financing, revolving lines of credit and loans secured by cash and marketable securities and remaining PPP loans.  Commercial and industrial loans increased $78.9 million, or 40.9%, during the year to $272.0 million at December 31, 2022 from $193.1 million at December 31, 2021. The increase was primarily due to equipment loan and lease origination through 1st Equipment Finance and the purchase of loan pools through third-party originators, which was partially offset by forgiveness of PPP loans. Construction, land acquisition and development loans increased $25.0 million, or 60.1%, to $66.6 million at December 31, 2022 from $41.6 million at December 31, 2021.

Residential real estate loans include fixed-rate and variable-rate, amortizing mortgage loans, home equity lines of credit ("HELOCs") and HELCOs with a carve out feature. FNCB primarily underwrites fixed-rate purchase and refinance of residential mortgage loans for sale in the secondary market to reduce interest rate risk and provide funding for additional loans. Additionally, FNCB offers a propriety non-saleable mortgage product branded as the WOW mortgage. The WOW mortgage has maturity terms of 10 to 19.5 years and offers customers an attractive fixed interest rate and low closing costs. Residential real estate loans totaled $250.2 million at December 31, 2022, an increase of $16.1 million, or 6.9%, from $234.1 million at December 31, 2021.

Consumer loans totaled $92.6 million at December 31, 2022, an increase of $7.1 million, or 8.3%, from $85.5 million at December 31, 2021. The increase in consumer loans was largely due to the purchase of individual and loans and pools of personal installment loans from third-party originators including unsecured loans and loans secured by chattel paper. Loans to state and municipal governments increased $3.8 million, or 6.2%, to $64.9 million at December 31, 2022 from $61.1 million at December 31, 2021.

The following table presents loans and leases receivable, net by major category at December 31, 2022 and 2021:

Loan and Lease Portfolio Detail

	December 31,
	2022		2021
		% of Total		% of Total
(in thousands)	Amount	Loans, Gross	Amount	Loans, Gross
Residential real estate	$250,221	22.28%	$234,113	23.86%
Commercial real estate	376,976	33.56	366,009	37.29
Construction, land acquisition and development	66,555	5.92	41,646	4.24
Commercial and industrial	272,024	24.22	193,086	19.67
Consumer	92,612	8.24	85,522	8.72
State and political subdivisions	64,955	5.78	61,071	6.22
Total loans, gross	1,123,343	100.00%	981,447	100.00%
Unearned income	(810)		(1,442)
Net deferred loan and lease fees	1,784		(566)
Allowance for loan and lease losses	(14,193)		(12,416)
Loans and leases, net	$1,110,124		$967,023

The following tables present the maturity distribution and interest rate information of the loan and lease portfolio by major category as of December 31, 2022:

Loans and Leases by Maturity and Interest Rate Sensitivity

	December 31, 2022
	Within One	One to Five	Five to Fifteen	Over Fifteen
(in thousands)	Year	Years	Years	Years	Total
Residential real estate	$3,897	$7,161	$114,581	$124,582	$250,221
Commercial real estate	10,446	55,553	194,572	116,405	376,976
Construction, land acquisition and development	6,133	16,443	10,863	33,116	66,555
Commercial and industrial	90,529	135,674	45,821	-	272,024
Consumer	1,734	38,042	51,652	1,184	92,612
State and political subdivisions	104	9,686	33,002	22,163	64,955
Total loans and leases, gross	$112,843	$262,559	$450,491	$297,450	$1,123,343

	December 31, 2022
	Within One	One to Five	Five to Fifteen	Over Fifteen
(in thousands)	Year	Years	Years	Years	Total
Loans with fixed rates
Residential real estate	$637	$6,443	$81,396	$99,089	$187,565
Commercial real estate	2,563	41,679	33,663	-	77,905
Construction, land acquisition and development	564	1,362	5,927	2,055	9,908
Commercial and industrial	3,316	131,454	35,096	-	169,866
Consumer	1,689	37,928	51,579	1,183	92,379
State and political subdivisions	104	2,366	30,789	7,644	40,903
Total loans and leases with fixed rates	$8,873	$221,232	$238,450	$109,971	$578,526

Loans with floating rates
Residential real estate	$3,260	$718	$33,185	$25,493	$62,656
Commercial real estate	7,883	13,874	160,909	116,405	299,071
Construction, land acquisition and development	5,569	15,081	4,936	31,061	56,647
Commercial and industrial	87,213	4,220	10,725	-	102,158
Consumer	45	114	73	-	232
State and political subdivisions	-	7,320	2,213	14,520	24,053
Total loans and leases with floating rates	$103,970	$41,327	$212,041	$187,479	$544,817

Under industry regulations, a concentration is considered to exist when there are loans extended to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. Typically, industry guidelines require disclosure of concentrations of loans exceeding 10.0% of total loans outstanding. FNCB had no such concentrations at December 31, 2022 and 2021. In addition to industry guidelines, FNCB’s internal policy considers a concentration to exist in its loan portfolio if an aggregate loan balance outstanding to borrowers within a specific industry exceeds 25.0% of capital. However, management regularly reviews loans in all industry categories to determine if a potential concentration exists.

The following table presents loans by industry, the percentage to gross loans and indicates concentrations greater than 25% of capital at December 31, 2022 and 2021:

Loan Concentrations

	December 31,
	2022		2021
		% of Gross		% of Gross
(dollars in thousands)	Amount	Loans	Amount	Loans
Retail space/shopping centers	$54,461	4.85%	$48,590	4.95%
1-4 family residential investment properties	113,746	10.13%	92,745	9.45%

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

Management actively manages impaired loans in an effort to mitigate loss to FNCB by working with customers to develop strategies to resolve borrower difficulties, through sale or liquidation of collateral, foreclosure, and other appropriate means, In addition, management monitors employment and economic conditions within FNCB's market area, as weakening of conditions could result in real estate devaluations and an increase in loan delinquencies, which could negatively impact asset quality and cause an increase in the provision for loan and lease losses.

The following table presents information about non-performing assets and accruing TDRs as of December 31, for each of the last five years:

Non-performing Assets and Accruing TDRs

	December 31,
(dollars in thousands)	2022	2021	2020	2019	2018
Non-accrual loans, including non-accrual TDRs	$2,763	$3,863	$5,581	$9,084	$4,696
Loans past due 90 days or more and still accruing	79	-	-	-	-
Total non-performing loans	2,842	3,863	5,581	9,084	4,696
Other real estate owned	-	920	58	289	919
Other non-performing assets	1,773	1,773	1,900	1,900	1,900
Total non-performing assets	$4,615	$6,556	$7,539	$11,273	$7,515

Accruing TDRs	$5,554	$6,666	$6,975	$7,745	$8,457
Non-performing loans as a percentage of total loans, gross	0.25%	0.39%	0.62%	1.10%	0.56%

FNCB's asset quality remained favorable throughout 2022. Total non-performing assets decreased $1.9 million, or 29.6%, to $4.6 million at December 31, 2022 from $6.5 million at December 31, 2021. The improvement reflected decreases in non-accrual loans and OREO. Non-performing loans, which include non-accrual loans and loans past due 90 days or more and still accruing, decreased $1.0 million, or 26.5%, to $2.8 million at December 31, 2022 from $3.8 million at December 31, 2021. The reduction in non-accrual loans was primarily due to the sale to an unrelated third party of two non-accrual loans to one commercial borrower totaling $0.9 million in the second quarter of 2022. The sale was to another commercial bank with no gain or loss realized on the sale. The $0.9 million decrease in OREO resulted from the sale of one bank-owned property that was held in OREO during the first quarter of 2022. In the fourth quarter of 2022, leasehold improvements of a former branch office that was held in OREO was transferred out and returned to premises and equipment and now serves as an off-site training facility. FNCB’s ratio of non-performing loans to total gross loans decreased to 0.25% at December 31, 2022 from 0.39% at December 31, 2021. Similarly, FNCB’s ratio of non-performing assets as a percentage of shareholders’ equity decreased to 3.9% at December 31, 2022 from 4.0% at December 31, 2021.

Other non-performing assets was comprised solely of a classified account receivable, the balance of which was $1.8 million at both December 31, 2022 and 2021. The receivable is secured by an evergreen letter of credit that was received in 2011 as part of a settlement agreement for a large construction, land acquisition and development loan for a residential development project in the Pocono region of Monroe County, Pennsylvania. The agreement provides for payment to FNCB as real estate building lots are sold. The project was stalled due to a decline in real estate values in this area following the financial crisis of 2008. In 2019, economic development in this market area began improving and the developer for this project had resumed construction activity, including the completion of substantial infrastructure, and had increased marketing and sales initiatives related to the project. To date, no single-unit lots have been sold, however, the developer completed the construction of a seven-unit building that houses timeshare units and owners began occupying the units in the fourth quarter of 2020. In 2020, management negotiated a repayment plan with the developer. FNCB received the first payment of $127 thousand in the second quarter of 2021. Management continues to closely monitor this project and has noted an increase in construction activity related to this project including the construction of two additional six- or eight-unit buildings and further site development including building pads for a new six-seven unit building and pool/spa building during 2022. Additionally, the developer has increased marketing and sales initiatives for the project. However, the impact of economic uncertainty, supply-chain constraints, inflation and other factors are still unknown and could negatively affect the timing of future sales and payments.

TDRs at December 31, 2022 and 2021 were $5.7 million and $6.9 million, respectively. Accruing and non-accruing TDRs were $5.5 million and $0.2 million, respectively at December 31, 2022 and $6.7 million and $0.2 million, respectively at December 31, 2021.

There were no loans modified as TDR during 2022. There was one loan that was modified as a TDR during the year ended December 31, 2021. The modification involved a commercial and industrial loan that was granted a principal forbearance. The pre- and post-modification recorded investment for this loan was $235 thousand.

The average balance of impaired loans, including TDRs  was $8.7 million and $11.0 million for the years ended December 31, 2022 and 2021, respectively. FNCB recognized interest on impaired loans of $335 thousand in 2022 and $305 thousand in 2021.

The additional interest income that would have been earned on non-accrual and restructured loans had the loans been performing in accordance with their original terms approximated   $175 thousand and $215 thousand for the years ended December 31, 2022 and 2021, respectively.

For additional information about impaired loans and TDRs, see Note 4, "Loans" of the notes to consolidated financial statements included in Item 8, "Financial Statements and Supplementary Data" to this Annual Report on Form 10-K.

The following table presents the changes in non-performing loans for the years ended December 31, 2022 and 2021 . Loan foreclosures represent recorded investment at time of foreclosure not including the effect of any guarantees.

Changes in Non-performing Loans
	Year ended December 31,
(in thousands)	2022	2021
Balance, January 1	$3,863	$5,581
Loans newly placed on non-accrual	2,325	1,375
Change in loans past due 90 days or more and still accruing	79	-
Loans transferred to OREO	-	(138)
Loans returned to performing status	-	(388)
Loans charged-off	(1,237)	(735)
Loans sold	(925)	-
Loan payments received	(1,263)	(1,832)
Balance, December 31	$2,842	$3,863

The following table presents accruing loan delinquencies and non-accrual loans as a percentage of gross loans at December 31, 2022 and 2021 :

Loan Delinquencies and Non-accrual Loans

	December 31,
	2022	2021
Accruing:
30-59 days	0.15%	0.13%
60-89 days	0.05	0.03
90+ days	0.01	0.00
Non-accrual	0.25	0.39
Total delinquencies	0.45%	0.55%

Total delinquencies as a percent of gross loans decreased  to 0.45% at December 31, 2022 from 0.55% at December 31, 2021. The most predominant factor contributing to the decrease in total delinquencies was the $1.0 million decrease in non-accrual loans; as previously mentioned, that resulted from the sale of the $0.9 million in a non-performing commercial relationship.

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

The ALLL equaled $14.2 million at December 31, 2022, an increase of $1.8 million, or 14.3%, from $12.4 million at December 31, 2021. The increase resulted from a provision for loan and lease losses of $2.0 million offset by net charge-offs of $185 thousand for the year ended December 31, 2022. The increase in credit provisioning in 2022 was largely due to the increase in loan volumes as FNCB's assets quality metrics were favorable throughout the year.

The ALLL consists of both specific and general components. The component of the ALLL that is related to impaired loans that are individually evaluated for impairment, the guidance for which is provided by ASC 310 “ Impairment of a Loan” (“ASC 310”), was $34 thousand, or 0.2% , of the total ALLL at  December 31, 2022, compared to $26 thousand, or 0.2%, of the total ALLL at  December 31, 2021. A general reserve of $14.2 million was established for loans analyzed collectively under ASC 450 “ Contingencies” (“ASC 450”), which represented 99.8% of the total ALLL of $14.2 million at  December 31, 2022. Included in the general component of the ALLL were unallocated reserves of $1.1 million, for both years ended  December 31, 2022 and 2021. Based on its evaluations, management may establish an unallocated component to cover any inherent losses that exist as of the evaluation date, but which may not have been identified under the methodology. In 2020, management established an unallocated reserve for the potential effect of economic uncertainty related to the pandemic. Management believes the level of the unallocated reserve continues to be appropriate at  December 31, 2022 due to continued economic uncertainty related to global supply-chain issues, the war in Ukraine, current inflation levels, monetary policy tightening, among other factors. At December 31, 2022, management is not aware of any asset quality deterioration and FNCB has not experienced an increase in credit losses related to these factors. The ratio of the ALLL to total loans, net of net deferred loan origination fees and unearned income at  December 31, 2022 and  December 31, 2021 was 1.26% and 1.27%, respectively.

See Note 2, “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data" to this Annual Report on Form 10-K for additional information about FNCB's adoption of Accounting Standards Update 2016-13, Financial Instruments - Credit Losses (Topic 326): "Measurement of Credit Losses on Financial Instruments."

The following table presents an allocation of the ALLL by major loan category and percent of loans in each category to total loans at December 31, for each of the last five years:

Allocation of the ALLL

	December 31,
	2022		2021		2020		2019		2018
(dollars in thousands)	Allowance	Percentage of Loans in Each Category to Total Loans	Allowance	Percentage of Loans in Each Category to Total Loans	Allowance	Percentage of Loans in Each Category to Total Loans	Allowance	Percentage of Loans in Each Category to Total Loans	Allowance	Percentage of Loans in Each Category to Total Loans
Residential real estate	$2,215	22.28%	$2,081	23.86%	$1,715	21.73%	$1,147	22.73%	$1,175	22.09%
Commercial real estate	4,193	33.56	4,530	37.29	4,268	30.32	3,198	33.69	3,107	31.46
Construction, land acquisition and development	747	5.92	392	4.24	538	6.62	271	5.75	188	2.49
Commercial and industrial	4,099	24.22	2,670	19.67	2,619	26.39	1,997	17.86	2,552	18.08
Consumer	1,307	8.25	1,159	8.72	1,319	9.51	1,658	14.66	2,051	18.81
State and political subdivisions	503	5.78	455	6.22	405	5.43	253	5.31	417	7.07
Unallocated	1,129	-	1,129	-	1,086	-	426	-	29	-
Total	$14,193	100.00%	$12,416	100.00%	$11,950	100.00%	$8,950	100.00%	$9,519	100.00%

The following table presents an analysis of changes in the ALLL and the ratio of net charge-offs (recoveries) to average loans by major loan category and certain credit ratios for each of the last five years:

Reconciliation of the ALLL

	For the Year Ended December 31,
(dollars in thousands)	2022	2021	2020	2019	2018
Balance, January 1,	$12,416	$11,950	$8,950	$9,519	$9,034
Charge-offs:
Residential real estate	3	14	-	27	63
Commercial real estate	-	11	336	-	1,845
Construction, land acquisition and development	-	-	-	18	-
Commercial and industrial	69	218	254	1,258	97
Consumer	1,234	543	975	1,311	1,134
State and political subdivision	-	-	-	-	-
Total charge-offs	1,306	786	1,565	2,614	3,139
Recoveries of charged-off loans:
Residential real estate	3	17	43	9	135
Commercial real estate	293	467	846	32	42
Construction, land acquisition and development	10	13	-	82	30
Commercial and industrial	30	74	1,220	364	291
Consumer	785	515	515	761	576
State and political subdivision	-	-	-	-	-
Total recoveries	1,121	1,086	2,624	1,248	1,074
Net charge-offs (recoveries)	185	(300)	(1,059)	1,366	2,065
Provision for loan and lease losses	1,962	166	1,941	797	2,550
Balance, December 31,	$14,193	$12,416	$11,950	$8,950	$9,519

Net charge-offs (recoveries) to average loans and leases
Residential real estate	-%	-%	(0.03)%	0.01%	(0.05)%
Commercial real estate	(0.02)	(0.13)	(0.16)	(0.01)	0.62
Construction, land acquisition and development	-	(0.02)	-	(0.21)	(0.13)
Commercial and industrial	0.36	0.06	(0.43)	0.59	(0.12)
Consumer	0.04	0.03	0.42	0.37	0.35
State and political subdivision	0.04	-	-	-	-
Net charge-offs (recoveries) to average loans and leases	0.02%	(0.03)%	(0.12)%	0.16%	0.25%

Ratios:
Allowance for loan and lease losses to gross loans at period end	1.26%	1.27%	1.33%	1.08%	1.13%

Allowance for loan and lease losses to non-accrual loans	513.68%	321.41%	214.12%	98.52%	202.70%

Deposits

Management recognizes the importance of deposit growth as its primary funding source for loan products and regularly evaluates new products and strategies focused on growing commercial, consumer and municipal deposit relationships. Deposit gathering shifted in 2022 and posed many challenges, as FNCB experienced a return of cyclicality with respect to its municipal customers, while liquidity pressures throughout the industry and heightened competition were the primary factors that caused an increase in deposit rates.

Total deposits de creased $34.4 million, or 2.4%, to $1.421 billion at December 31, 2022  from $1.455 billion at December 31, 2021 . Interest-bearing deposits decreased $20.1 million, or 1.8%, to $1.115 billion at December 31, 2022  from $1.135 billion at December 31, 2021 . In addition, non-interest-bearing deposits decreased $14.3 million, or 4.5%, to $305.8 million at December 31, 2022  from $320.1 million at December 31, 2021 . With regard to interest-bearing deposits, the decrease was primarily concentrated in interest-bearing demand accounts, specifically money market transaction accounts, interest-bearing public funds and interest-bearing business checking accounts. In total, interest-bearing demand deposits decreased $49.4 million, or 5.8%, to $808.5 million at December 31, 2022  from $857.9 million at December 31, 2021 . Savings accounts increased $14.2 million, or 10.6%, to $148.4 million at December 31, 2022 from $134.2 million at December 31, 2021. Time deposits with balances $250 thousand and over decreased $1.6 million, or 6.1%, to $24.9 million a t December 31, 2022 , from $26.5 million at December 31, 2021, while other time deposits increased $16.6 million, or 14.3%, to $133.0 million at December 31, 2022 from $116.3 million at December 31, 2021. At December 31, 2022, other time deposits included $20.0 million in brokered time deposits outstanding that are part of an interest rate swap transaction, compared to $10.0 million at December 31, 2021.

Total deposits averaged $1.432 billion in 2022, an increase of $50.8 million, or 3.7%, compared to $1.381 billion in 2021. Non-interest-bearing demand deposits averaged $1.1 million, or 0.3%, lower at $314.1 million in 2022 as compared to $315.2 million in 2021. Interest-bearing deposits averaged $1.118 billion in 2022, an increase of $51.9 million, or 4.9%, from $1.066 billion in 2021. The increase was concentrated in average interest-bearing demand deposits which increased $50.8 million, or 6.6% comparing 2022 and 2021. Average savings deposits increased $19.3 million, or 15.5%, to $144.3 million in 2022 from $125.0 million in 2021. Partially offsetting these increases was a decrease of $18.2 million, or 10.3%, in average time deposits, to $158.0 million in 2022 from $176.2 million in 2021. FNCB’s deposit funding costs increased 12 basis points, to 0.36% in 2022 from 0.24% in 2021. Rates on interest-bearing demand and savings deposits increased by 23 basis points and 5 basis points, respectively, while time deposit rates decreased by 29 basis points, comparing 2022 and 2021. Given the rising interest rate environments and increasing competition for deposits, management anticipates FNCB's deposit costs will continue to increase in 2023.

The average balance of, and the rate paid on, the major classifications of deposits for the past three years are summarized in the following table:

Deposit Distribution

	For the Year Ended December 31,
	2022		2021		2020
	Average		Average		Average
(dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate
Interest-bearing deposits:
Demand	$815,579	0.39%	$764,798	0.16%	$611,511	0.48%
Savings	144,343	0.12	125,022	0.07	101,847	0.10
Time	157,991	0.37	176,245	0.66	195,140	1.22
Total interest-bearing deposits	1,117,913	0.36%	1,066,065	0.24%	908,498	0.59%

Non-interest-bearing deposits	314,105		315,181		242,017

Total deposits	$1,432,018		$1,381,246		$1,150,515

The following table presents the maturity distribution of time deposits in excess of insurance limit at December 31, 2022 and 2021:

Maturity Distribution of Time Deposits $250,000 or More

	December 31,
(in thousands)	2022	2021
3 months or less	$10,009	$10,740
Over 3 through 6 months	4,524	5,354
Over 6 through 12 months	7,362	8,431
Over 12 months	3,007	2,006
Total	$24,902	$26,531

Borrowings

FNCB has an agreement with the FHLB of Pittsburgh which allows for borrowings, either overnight or term, up to a maximum borrowing capacity based on a percentage of qualifying loans pledged under a blanket pledge agreement. In addition to pledging loans, FNCB is required to purchase FHLB of Pittsburgh stock based upon the amount of credit extended. Loans that were pledged to collateralize borrowings under this agreement were $482.1 million at December 31, 2022 and $478.3 million at December 31, 2021. FNCB’s maximum borrowing capacity was $394.7 million at December 31, 2022. There was $47.5 million in letters of credit to secure municipal deposits outstanding at December 31, 2022 under this agreement. There were $139.4 million in overnight advances and $32.7 million in term advances, that were hedged under interest-rate swaps through the FHLB of Pittsburgh outstanding at December 31, 2022.

Advances through the Federal Reserve Bank Discount Window generally include short-term advances which are fully collateralized by certain pledged loans of $25.8 million under the Federal Reserve Bank’s Borrower-in-Custody (“BIC”) program. There were no advances under the BIC program outstanding at December 31, 2022 and December 31, 2021. FNCB had available borrowing capacity of $19.0 million under this program at December 31, 2022.

FNCB also had $10.3 million of junior subordinated debentures outstanding at December 31, 2022 and 2021. The interest rate on these debentures resets quarterly at a spread of 1.67% above the current 3-month LIBOR rate. Upon the expected phase-out of LIBOR on June 30, 2023, the interest rate on the debentures will reset quarterly at a spread of 1.67% above 3-month CME Term SOFR plus 0.26161%. CME Term SOFR are administered by CME Group Benchmark Administration Limited (CBA) which is registered under Benchmarks (Amendment and Transitional Provision) (EU Exit) Regulations 2019 (SI 2019/657) is authorized and supervised by the UK Financial Conduct Authority (FCA) and is aligned to the IOSCO Principles for Financial Benchmarks. The average interest rate paid on the junior subordinated debentures in 2022 was 3.47%, compared to 1.85% in 2021.

Average borrowed funds increased $97.3 million to $109.5 million in 2022 from $12.2 million in 2021. The average rate paid on borrowed funds increased 91 basis points to 2.52% in 2022 from 1.61% in 2021. The increase in rate on borrowed funds reflected higher average volumes of overnight and short-term borrowings through the FHLB of Pittsburgh in 2022 as compared to 2021, as short-term borrowing rates were at historical lows. Average borrowed funds in 2022 was comprised mainly of overnight advances through the FHLB of Pittsburgh.

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

The statements of cash flows present the change in cash and cash equivalents from operating, investing and financing activities. Cash and due from banks and interest-bearing deposits in other banks, which comprise cash and cash equivalents, are FNCB’s most liquid assets. Cash and cash equivalents totaled $41.9 million at December 31, 2022, a decrease of $57.1 million, or 57.7%, from $99.0 million at December 31, 2021, as net cash outflows for investing activities more than offset net cash inflows from operating and financing activities.

Net cash outflows from investing activities used $184.6 million of cash and cash equivalents during the year ended December 31, 2022. Accounting for the majority of the net cash outflow was a net increase in loans and leases of $144.5 million, which reflected increased demand, ALCO initiatives to hold in portfolio saleable 1-4 family residential mortgages, and the purchase of individual loans and loan pools from third-party originators. Additionally, cash outflows for purchases of available-for-sale debt securities, net of inflows for sales, maturities, calls and repayments, were $26.2 million in 2022. Also contributing to the net cash outflow for investing activities were purchases of $6.6 million in restricted stock, $3.2 million in equity securities, $3.0 million in new BOLI policies and $2.2 million for the initial investment in a LIHTC program.

Financing activities provided $107.5 million in net cash, which resulted primarily from the proceeds from overnight and net term advances through the FHLB of Pittsburgh, of $139.4 million and $12.7 million, respectively. These inflows were slightly offset by the $34.4 million decrease in deposits, net cash used to pay dividends to shareholder dividends of $6.5 million and to repurchase shares of common stock totaling $3.6 million.  Operating activities include net income, adjusted for the effects of non-cash transactions including, among others, depreciation and amortization and the provision for loan and lease losses, and is the primary source of cash flows from operations. In 2022, operating activities provided FNCB with $20.0 million in net cash, which reflected net income of $20.4 million, net of a reduction for non-cash negative adjustments of $475 thousand.

Management is actively monitoring FNCB's liquidity position and capital adequacy in light of the changing circumstances related to economic uncertainty, liquidity constraints, current inflation levels, rising interest rates and increased competition. Management believes that FNCB’s current liquidity position is sufficient to meet its cash flow needs as of December 31, 2022. In addition to cash and cash equivalents of $41.9 million at December 31, 2022, FNCB had ample sources of additional liquidity including approximately $394.5 million in available borrowing capacity with the FHLB of Pittsburgh, and available borrowing capacity through The Federal Reserve Discount Window of $19.0 million under the BIC program. In addition, FNCB had $75.0 million in federal fund lines of credit available through correspondent banks at December 31, 2022, as well as access to wholesale deposit markets. While management believes FNCB has adequate liquidity to meet its cash flow needs, they are keenly aware that changes in general economic conditions, including inflation, further increases in interest rates and competition, among other factors, could pose potential stress on liquidity should deposits begin exiting the Bank and/or FNCB's asset quality deteriorates. Additionally, FNCB could experience an increase in the utilization of existing lines of credit as customers manage their own liquidity needs during this time of economic uncertainty. Management continually monitors FNCB's liquidity positions and sources of available liquidity in relation to funding and cash flow need and evaluates potential sources of additional liquidity.  Management is currently evaluating FNCB's ability to pledge equipment loans originated under 1st Equipment Finance and increase borrowing capacity through the Federal Reserve Discount Window under the BIC program.

Capital

A strong capital base is essential to the continued growth and profitability of FNCB and is therefore a management priority. Management’s principal capital planning goals include providing an adequate return to shareholders, retaining a sufficient base from which to provide for future growth, and complying with applicable regulatory standards. As more fully described in Note 15, “Regulatory Matters” to the notes to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K, regulatory authorities have prescribed specified minimum capital ratios as guidelines for determining capital adequacy to help assure the safety and soundness of financial institutions.

The following schedules present information regarding the Bank’s risk-based capital at December 31, 2022 and 2021, and selected other capital ratios:

	FNCB Bank		Minimum Required For Capital Adequacy Purposes	Minimum Required For Capital Adequacy Purposes with Conservation Buffer	Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
(dollars in thousands)	Amount	Ratio	Ratio	Ratio	Ratio
December 31, 2022

Total capital (to risk-weighted assets)	$169,984	13.11%	8.00%	10.50%	10.00%

Tier I capital (to risk-weighted assets)	154,842	11.94%	6.00%	8.50%	8.00%

Tier I common equity (to risk-weighted assets)	154,842	11.94%	4.50%	7.00%	6.50%

Tier I capital (to average assets)	154,842	8.77%	4.00%	4.00%	5.00%

Total risk-weighted assets	1,296,618

Total average assets	1,765,251

	FNCB Bank		Minimum Required For Capital Adequacy Purposes	Minimum Required For Capital Adequacy Purposes with Conservation Buffer	Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
(dollars in thousands)	Amount	Ratio	Ratio	Ratio	Ratio
December 31, 2021

Total capital (to risk-weighted assets)	$161,957	14.64%	8.00%	10.50%	10.00%

Tier I capital (to risk-weighted assets)	148,958	13.46%	6.00%	8.5%	8.00%

Tier I common equity (to risk-weighted assets)	148,958	13.46%	4.50%	7.00%	6.50%

Tier I capital (to average assets)	148,958	8.92%	4.00%	4.00%	5.00%

Total risk-weighted assets	1,106,636

Total average assets	1,669,932

FNCB’s total regulatory capital increased $8.0 million to $170.0 million at December 31, 2022 from $162.0 million at December 31, 2021. The Bank’s risk-based capital ratios exceeded the minimum regulatory capital ratios required for adequately capitalized institutions. Based on the most recent notification from its primary regulators, the Bank was categorized as well capitalized at December 31, 2022 and 2021. There are no conditions or events since this notification that management believes have changed this category.

As of December 31, 2022, FNCB had 30,132,391 shares of common stock available for future sale or share dividends. Quarterly market highs and lows, dividends paid and known market makers are highlighted in Part I, Item 5, “Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities” of this Annual Report on Form 10-K. For further discussion of FNCB’s capital requirements and dividend limitations, refer to Note 15, “Regulatory Matters,” of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Additionally, FNCB has available 20,000,000 authorized shares of preferred stock. There were no preferred shares issued and outstanding at December 31, 2022 and 2021.

On January 25, 2023, FNCB's Board of Directors authorized the repurchase of up to 750,000 shares of FNCB's outstanding common stock may be acquired in the open market commencing no earlier than March 3, 2023 and expiring on December 31, 2023 pursuant to a trading plan that was adopted in accordance with rule 10b5-1 of the Exchange Act. Repurchases under this program are administered through an independent broker and are subjected to SEC regulations as well as certain price, market volume and timing constraints specified in the trading plan. In 2022 and 2021, the Board of Directors had authorized a similar program under which 384,830 and 330,759 common shares were repurchased, respectively.

FNCB’s ability to pay dividends to its shareholders is largely dependent on the Bank’s ability to pay dividends to FNCB. Bank regulations limit the amount of dividends that may be paid without prior approval of the Bank’s regulatory agency. Cash dividends declared and paid by FNCB during 2022 and 2021 were $0.33 per share and $0.27per share, respectively. FNCB offers a Dividend Reinvestment and Stock Purchase plan ("DRP") to its shareholders. For the years ended December 31, 2022 and 2021 dividend reinvestment shares were purchased in open market transactions, while shares under the optional cash purchase feature of the DRP were issued from authorized but unissued common shares. Shares of common stock issued under the DRP totaled 5,089 and 12,189 for the years ended December 31, 2022 and 2021, respectively. Subsequent to December 31, 2022, on January 25, 2023, FNCB declared a $0.090 per share dividend payable on March 15, 2023 to shareholders of record on March 1, 2023.

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

For the year ended December 31, 2022, FNCB did not engage in any off-balance sheet transactions that would have or would be reasonably likely to have a material effect on its consolidated financial condition. For a further discussion of FNCB’s off-balance sheet arrangements, refer to Note 13, “Commitments, Contingencies, and Concentrations” to the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.

The following table presents off-balance financial instruments whose contractual amounts represent credit risk at December 31, 2022 and 2021. With the exception of credit availability for certain commercial construction, land acquisition and development loans having a 24-month draw period, all of the off-balance sheet financial instruments outstanding at December 31, 2022 expire within one year of their respective contract dates.

Off-Balance Sheet Commitments

	December 31,
(in thousands)	2022	2021
Commitments to extend credit	$301,300	$273,883
Standby letters of credit	17,923	17,179

In order to provide for probable losses inherent in these instruments, FNCB recorded reserves for unfunded commitments of $949 thousand and $583 thousand at December 31, 2022 and 2021, respectively, which were included in other liabilities in the consolidated statements of financial condition.

Impact of Inflation and Changing Prices

The preparation of financial statements in conformity with GAAP requires management to measure the FNCB’s financial position and operating results primarily in terms of historic dollars. Changes in the relative value of money due to inflation or recession are generally not considered. The primary effect of inflation on FNCB's operations is primarily related to increases in operating expenses. Management considers changes in interest rates to impact our financial condition and results of operations to a far greater degree than changes in prices due to inflation. Although interest rates are greatly influenced by changes in the inflation rate, they do not necessarily change at the same rate or in the same magnitude as the inflation rate. FNCB manages interest rate risk in several ways. Refer to “Interest Rate Risk” in Item 7A for further discussion. There can be no assurance that FNCB will not be materially adversely affected by future changes in interest rates, as interest rates are highly sensitive to many factors that are beyond its control. Additionally, inflation may adversely impact the financial condition of FNCB's borrowers and could impact their ability to repay their loans, which could negatively affect FNCB's asset quality through higher delinquency rates and increased charge-offs. Management will carefully consider the impact of inflation and rising interest rates on FNCB borrowers in managing credit risk related to the loan and lease portfolio.

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

LIBOR Replacement

The Alternative Reference Rates Committee ("ARRC") had proposed that the Secured Overnight Funding Rate ("SOFR") replace USD-LIBOR, with the transition to SOFR from USD-LIBOR to take place by the end of 2021. FNCB has various loans, investments, borrowings and interest rate swap contracts that are indexed to USD-LIBOR. On November 30, 2020, the ICE Benchmark Administration ("IBA"), which complies and oversees LIBOR, announced its intention to extend most of the USD-LIBOR tenors to June 30, 2023, with U.S. banking regulators supporting the extension. As of December 31, 2021, most LIBOR tenors, with the exception of the overnight, 1-,3-, 6- and 12-month LIBOR tenors which have been extended through June 30, 2023, ceased to be published. Additionally, effective January 1, 2022, no new financial instruments could be written with terms tied to LIBOR. Accordingly, FNCB has not written any loans with terms tied to LIBOR during the year ended December 31, 2022. FNCB has various loans, investments, borrowings and interest rate swap contracts that are indexed to USD-LIBOR, and management is actively monitoring its LIBOR exposures, evaluating any risks involved and has amended loan documents as necessary.

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

While ALCO regularly performs a wide variety of simulations under various strategic balance sheet and treasury yield curve scenarios, the following results reflect FNCB’s sensitivity over the subsequent twelve months based on the following assumptions:

●	asset and liability levels as of December 31, 2022 as a starting point;
●	cash flows are based on contractual maturity and amortization schedules with applicable prepayments derived from internal historical data and external sources; and
●	cash flows are reinvested into similar instruments to keep interest-earning asset and interest-bearing liability levels constant.

The following table illustrates the simulated impact of parallel and instantaneous interest rate shocks of +400 basis points, +200 basis points and -100 basis points on net interest income and the change in economic value over a one-year time horizon from the December 31, 2022 levels:

	Rates +200		Rates +400		Rates -100
	Simulation	Policy	Simulation	Policy	Simulation	Policy
	Results	Limit	Results	Limit	Results	Limit
Earnings at risk:
Percent change in net interest income	(14.2)%	(12.5)%	(27.8)%	(20.0)%	4.0%	(10.0)%

Economic value at risk:
Percent change in economic value of equity	(9.3)%	(20.0)%	(20.0)%	(35.0)%	2.5%	(10.0)%

Model results at December 31, 2022 indicated that FNCB's asset/liability position was liability-rate sensitive over the next 18-24 months. At December 31, 2022, the model indicated that FNCB’s net interest income is expected to decrease 14.2% under a +200-basis point interest rate shock, as compared to the base case, caused by spread compression due to increased wholesale funding and deposit migration into higher-yielding alternatives and certificate of deposit specials. Under this scenario, projected net interest income is expected to improve in years 3 through 5 of the 5-year simulation driven by asset cashflows replaced into higher assumed replacement rates outpacing the increase in funding costs from certificate of deposit maturities rolling into higher-costing specials. The percentage change in net interest income in under the +200 and +400-basis point shock scenarios exceed policy guidelines at December 31, 2022. As part of its ALCO initiatives, management is currently evaluating various strategies to reduce FNCB's liability sensitivity and will execute such strategies as appropriate. Model results also indicate a 4.0% increase to net interest income from the base case over the next 12 months under a rate shock of -100 basis points, as asset yields less of a decline as compared to overnight funding costs. Additionally, with respect to FNCB's EVE, all modeled exposures are within policy guidelines.

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

As previously mentioned, as part of its ongoing monitoring, ALCO requires quarterly back testing of modeling results, which involves after-the-fact comparisons of projections with FNCB’s actual performance to measure the validity of assumptions used in the modeling techniques. As part of its quarterly review, management compared tax-equivalent net interest income recorded for the three months ended December 31, 2022 with tax-equivalent net interest income that was projected for the period. There was a positive variance between actual and projected tax-equivalent net interest income for the three months ended December 31, 2022 of approximately $0.8 million, or 5.96%. The variance primarily reflected a difference in the assumption for the pricing of wholesale borrowing due to additional rate increases.  ALCO performs a detailed rate/volume analysis between actual and projected results to continue to improve the accuracy of its simulation models.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of
FNCB Bancorp, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of FNCB Bancorp, Inc. and Subsidiaries (the "Company") as of December 31, 2022 and 2021, and the related consolidated statements of income, comprehensive income (loss), changes in shareholders’ equity, and cash flows, for the years then ended and the related notes (collectively, the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Loan Losses – Qualitative Factor Adjustments

Critical Audit Matter Description

As described in Notes 2 and 4 to the consolidated financial statements, the allowance for loan losses is established through a provision for loan losses and represents an amount, which, in management’s judgment will be adequate to absorb losses in the loan portfolio.

In calculating the general reserve component, management considered historical loss experience by segment and qualitative factor adjustments for changes not reflected in the historical loss experience. The general reserve component of the Company’s allowance for loan losses involved consideration of national and local economic conditions, levels of and trends in classified loans, delinquency rates and non-accrual loans, trends in volumes and terms of loans, changes in lending policies, lending personnel, and collateral, as well as concentrations in loan types, industry, and geography. The adjustments for qualitative factors require a significant amount of judgment by management and involve a high degree of estimation uncertainty.

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

●	Evaluation of the appropriateness of management's methodology for estimating the allowance for loan losses.
●	Testing of the completeness and accuracy of data used by management in determining qualitative factor adjustments by agreeing them to internal and external source data.
●	Testing of management's conclusions regarding the appropriateness of the qualitative factor adjustments and agreement of any changes therein to the allowance for loan losses calculation.

/s/ Baker Tilly US, LLP

We have served as the Company’s auditor since 2014.

Baker Tilly US, LLP

Iselin, New Jersey

March 10, 2023

FNCB BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,	December 31,
(in thousands, except share data)	2022	2021
Assets
Cash and cash equivalents:
Cash and due from banks	$26,588	$16,651
Interest-bearing deposits in other banks	15,328	82,369
Total cash and cash equivalents	41,916	99,020
Available-for-sale debt securities	476,091	522,566
Equity securities, at fair value	7,717	4,922
Restricted stock, at cost	8,545	1,911
Loans held for sale	60	-
Loans and leases, net of allowance for loan and lease losses of $14,193 and $12,416	1,110,124	967,023
Bank premises and equipment, net	15,616	16,082
Accrued interest receivable	5,957	4,643
Bank-owned life insurance	36,499	33,494
Other assets	43,005	14,662
Total assets	$1,745,530	$1,664,323

Liabilities
Deposits:
Demand (non-interest-bearing)	$305,850	$320,089
Interest-bearing	1,114,797	1,134,939
Total deposits	1,420,647	1,455,028
Borrowed funds:
Federal Home Loan Bank of Pittsburgh advances	172,050	20,000
Junior subordinated debentures	10,310	10,310
Total borrowed funds	182,360	30,310
Accrued interest payable	171	49
Other liabilities	23,403	16,479
Total liabilities	1,626,581	1,501,866

Shareholders' equity
Preferred stock ($1.25 par)
Authorized: 20,000,000 shares at December 31, 2022 and December 31, 2021
Issued and outstanding: 0 shares at December 31, 2022 and December 31, 2021	-	-
Common stock ($1.25 par)
Authorized: 50,000,000 shares at December 31, 2022 and December 31, 2021
Issued and outstanding: 19,681,644 shares at December 31, 2022 and 19,989,875 shares at December 31, 2021	24,602	24,987
Additional paid-in capital	77,502	80,128
Retained earnings	64,873	50,990
Accumulated other comprehensive (loss) income	(48,028)	6,352
Total shareholders' equity	118,949	162,457
Total liabilities and shareholders’ equity	$1,745,530	$1,664,323

The accompanying notes to consolidated financial statements are an integral part of these statements.

FNCB BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended December 31,
(in thousands, except share data)	2022	2021
Interest income
Interest and fees on loans and leases	$47,193	$41,049
Interest and dividends on securities:
Taxable	10,281	8,237
Tax-exempt	2,662	2,086
Dividends	549	239
Total interest and dividends on securities	13,492	10,562
Interest on interest-bearing deposits in other banks	91	88
Total interest income	60,776	51,699
Interest expense
Interest on deposits	3,970	2,508
Interest on borrowed funds:
Federal Reserve Bank Discount Window advances	3	-
Federal Home Loan Bank of Pittsburgh advances	2,401	6
Junior subordinated debentures	358	191
Total interest on borrowed funds	2,762	197
Total interest expense	6,732	2,705
Net interest income before provision for loan and lease losses	54,044	48,994
Provision for loan and lease losses	1,962	166
Net interest income after provision for loan and lease losses	52,082	48,828
Non-interest income
Deposit service charges	4,415	3,877
Net (loss) gain on the sale of available-for-sale debt securities	(223)	213
Net (loss) gain on equity securities	(34)	701
Net gain on the sale of mortgage loans held for sale	205	352
Loan-related fees	243	390
Income from bank-owned life insurance	710	541
Bank-owned life insurance settlement	273	426
Merchant services revenue	712	593
Other	1,680	1,175
Total non-interest income	7,981	8,268
Non-interest expense
Salaries and employee benefits	19,283	16,697
Occupancy expense	2,093	2,039
Equipment expense	1,295	1,338
Advertising expense	801	712
Data processing expense	4,027	3,689
Regulatory assessments	811	609
Bank shares tax	915	975
Professional fees	1,273	674
Other operating expenses	4,976	4,336
Total non-interest expense	35,474	31,069
Income before income tax expense	24,589	26,027
Income tax expense	4,144	4,656
Net income	$20,445	$21,371

Earnings per share
Basic	$1.04	$1.06
Diluted	$1.03	$1.06

Cash dividends declared per common share	$0.33	$0.27
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	19,744,477	20,111,430
Diluted	19,762,566	20,126,853

The accompanying notes to consolidated financial statements are an integral part of these statements.

FNCB BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	For the Year Ended December 31,
(in thousands)	2022	2021
Net income	$20,445	$21,371
Other comprehensive loss:
Unrealized (losses) on available-for-sale debt securities	(69,809)	(9,711)
Taxes	14,660	2,039
Net of tax amount	(55,149)	(7,672)

Reclassification adjustment for losses (gains) included in net income	223	(213)
Taxes	(47)	45
Net of tax amount	176	(168)

Derivative adjustments	750	388
Taxes	(157)	(82)
Net of tax amount	593	306
Total other comprehensive loss	(54,380)	(7,534)
Comprehensive (loss) income	$(33,935)	$13,837

The accompanying notes to consolidated financial statements are an integral part of these statements.

FNCB BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	For the Years Ended December 31, 2022 and 2021
					Accumulated
	Number		Additional		Other	Total
	of Common	Common	Paid-in	Retained	Comprehensive	Shareholders'
(in thousands, except share data)	Shares	Stock	Capital	Earnings	Income (Loss)	Equity
Balances, December 31, 2020	20,245,649	$25,307	$81,587	$35,080	$13,886	$155,860
Net income	-	-	-	21,371	-	21,371
Cash dividends paid, $0.27 per share	-	-	-	(5,427)	-	(5,427)
Restricted stock awards	-	-	376	-	-	376
Repurchase of common shares	(330,759)	(413)	(1,984)	-	-	(2,397)
Common shares issued under long-term incentive compensation plan	62,796	78	72	-	-	150
Common shares issued through dividend reinvestment/optional cash purchase plan	12,189	15	77	(34)	-	58
Other comprehensive loss net of tax of $2,002	-	-	-	-	(7,534)	(7,534)
Balances, December 31, 2021	19,989,875	$24,987	$80,128	$50,990	$6,352	$162,457
Net income	-	-	-	20,445	-	20,445
Cash dividends paid, $0.33 per share	-	-	-	(6,520)	-	(6,520)
Restricted stock awards	-	-	448	-	-	448
Repurchase of common shares	(384,830)	(481)	(3,155)	-	-	(3,636)
Common shares issued under long-term incentive compensation plan	71,510	89	46	-	-	135
Common shares issued through dividend reinvestment/optional cash purchase plan	5,089	7	35	(42)	-	-
Other comprehensive loss, net of tax of $14,456	-	-	-	-	(54,380)	(54,380)
Balances, December 31, 2022	19,681,644	$24,602	$77,502	$64,873	$(48,028)	$118,949

The accompanying notes to consolidated financial statements are an integral part of these statements.

FNCB BANCORP, INC AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
(in thousands)	2022	2021
Cash flows from operating activities:
Net income	$20,445	$21,371
Adjustments to reconcile net income to net cash provided by operating activities:
Investment securities amortization, net	2,883	2,059
Equity in trust	(11)	(6)
Depreciation of bank premises and equipment	1,565	1,567
Amortization of loan origination fees	(466)	(4,793)
Valuation adjustment for loan servicing rights	(3)	(16)
Stock-based compensation expense	583	526
Provision for loan and lease losses	1,962	166
Valuation adjustment for off-balance sheet commitments	366	(30)
Net (loss) gain on the sale of available-for-sale debt securities	223	(213)
Net (loss) gain on equity securities	34	(701)
Net gain on the sale of mortgage loans held for sale	(205)	(352)
Net gain on other real estate owned	(3)	(11)
Valuation adjustment of other real estate owned	-	(36)
Loss on the disposition of bank premises and equipment	-	300
Bank-owned life insurance settlement	(273)	(426)
Income from bank-owned life insurance	(710)	(541)
Proceeds from the sale of mortgage loans held for sale	9,444	9,778
Funds used to originate mortgage loans held for sale	(9,299)	(7,319)
(Increase) decrease in net deferred tax assets	(573)	387
Increase in accrued interest receivable	(1,314)	(357)
Increase in other assets	(1,163)	(672)
Increase (decrease) in accrued interest payable	122	(59)
(Decrease) increase in other liabilities	(3,637)	3,536
Total adjustments	(475)	2,787
Net cash provided by operating activities	19,970	24,158

Cash flows from investing activities:
Maturities, calls and principal payments of available-for-sale debt securities	37,876	36,666
Proceeds from the sale of available-for-sale debt securities	14,004	2,981
Purchases of available-for-sale debt securities	(78,097)	(223,949)
Purchase of equity securities	(3,188)	(1,195)
Purchase of restricted stock	(6,634)	(166)
Proceeds from the sale of equity securities	359	-
Net increase in loans and leases to customers	(144,506)	(73,238)
Proceeds from the sale of other real estate owned	695	243
Proceeds received from bank-owned life insurance settlement	978	1,685
Purchase of bank-owned life insurance	(3,000)	(2,500)
Investment in low-income housing tax credit program	(2,203)	-
Purchases of bank premises and equipment	(871)	(1,290)
Net cash used in investing activities	(184,587)	(260,763)

Cash flows from financing activities:
Net (decrease) increase in deposits	(34,381)	167,580
Proceeds from Federal Home Loan Bank of Pittsburgh advances - overnight	139,400	-
Proceeds from Federal Home Loan Bank of Pittsburgh advances - term	42,650	20,000
Repayment of Federal Home Loan Bank of Pittsburgh advances - term	(30,000)	-
Repurchase of common shares	(3,636)	(2,397)
Proceeds from issuance of common shares, net of discount	-	58
Cash dividends paid	(6,520)	(5,427)
Net cash provided by financing activities	107,513	179,814
Net decrease in cash and cash equivalents	(57,104)	(56,791)
Cash and cash equivalents at beginning of year	99,020	155,811
Cash and cash equivalents at end of year	$41,916	$99,020

Supplemental cash flow information
Cash paid during the period for:
Interest	$6,610	$2,764
Taxes	4,616	4,480
Other transactions:
Commitment in low-income housing tax credit program	8,811	-
Loans transferred to OREO	-	138
OREO transferred to bank premises and equipment	228	-
Lease liabilities arising from obtaining right-of-use assets	559	60

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

The Bank provides customary retail and commercial banking services to individuals, businesses and local governments and municipalities through its 16 full-service branch locations, as of December 31, 2022, within its primary market area, Northeastern Pennsylvania.

FNCB Realty Company, Inc., FNCB Realty Company I, LLC, and FNCB Realty Company II, LLC, which were formed to hold real estate and/or operate businesses acquired in exchange for debt settlement or foreclosure, were inactive at December 31, 2022 and 2021.

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

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to change in the near term are the allowance for loan and lease losses (“ALLL”), the valuation and impairment evaluation of FNCB's investments, and income taxes.

Cash Equivalents

For purposes of reporting cash flows, cash equivalents include cash on hand and amounts due from banks. FNCB maintains compensating balances at correspondent banks, most of which are not required, but are used to offset specific charges for services. At December 31, 2022 and 2021, the amount of these balances were $2.1 million and $1.7 million, respectively.

Securities

Debt Securities and Equity Securities with Readily Determinable Fair Values

FNCB classifies its investments in debt securities as either available-for-sale or held-to-maturity at the time of purchase. Debt securities that are classified as available-for-sale are carried at fair value with unrealized holding gains and losses recognized as a component of shareholders’ equity in accumulated other comprehensive (loss) income, net of tax. Debt securities that are classified as held-to-maturity are carried at amortized cost when management has the positive intent and ability to hold them to maturity. Premiums on callable debt securities are amortized to the earliest call date. Amortization of premiums and accretion of discounts on noncallable debt securities is recognized over the life of the related security as an adjustment to yield using the interest method. Realized gains and losses on sales of debt securities are based on amortized cost using the specific identification method on the trade date. All of FNCB's debt securities were classified as available-for-sale at December 31, 2022 and 2021.

Equity securities with readily determinable fair values are reported at fair value with net unrealized gains and losses recognized non-interest income in the consolidated statements of income.

Fair values for debt securities and equity securities with readily determinable fair values are based upon quoted market prices, where available. If quoted market prices are not available, fair values are based upon quoted market prices of comparable instruments, or a discounted cash flow model using market estimates of interest rates and volatility.

Restricted Stock

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

Loans and Leases

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

Construction, Land Acquisition and Development - These loans consist of loans secured by real estate, with the purpose of constructing one- to four-family homes, residential developments and various commercial properties including shopping centers, hotels, office complexes and single-purpose, owner-occupied structures. Additionally, loans in this category include loans for land acquisition, secured by raw land. FNCB’s construction program offers either short-term, interest-only loans that require the borrower to pay only interest during the construction phase with a balloon payment of the principal outstanding at the end of the construction period or only interest during construction with a conversion to amortizing principal and interest when the construction is complete. Loans for undeveloped real estate are subject to a loan-to-value ratio not to exceed 65%. Construction loans are treated similarly to the developed real estate loans and are subject to a maximum loan to value ratio of 85% based upon an “as-completed” appraised value.  Construction loans generally yield a higher interest rate than other mortgage loans but also carry more risk.

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

FNCB files a consolidated federal income tax return. Under tax sharing agreements, each subsidiary provides for and settles income taxes with FNCB as if it would have filed on a separate return basis. Interest and penalties, if any, as a result of a taxing authority examination are recognized within non-interest expense. FNCB is not currently subject to an audit by any of its tax authorities and with limited exception is no longer subject to federal and state income tax examinations by taxing authorities for years before 2019.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more-likely-than-not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Management determined that FNCB had no liabilities for uncertain tax positions at December 31, 2022 and 2021.

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

Bank-Owned Life Insurance

Bank-owned life insurance (“BOLI”) represents the cash surrender value of life insurance policies on certain current and former directors and officers of FNCB. FNCB purchased the insurance as a tax-deferred investment and future source of funding for liabilities, including the payment of employee benefits such as health care. BOLI is carried in the consolidated statements of financial condition at its cash surrender value. Increases in the cash value of the policies, as well as proceeds received, are recorded in non-interest income. Under some of these policies, the beneficiaries receive a portion of the death benefit. The net present value of the future death benefits scheduled to be paid to the beneficiaries was $101 thousand and $99 thousand at December 31, 2022 and 2021, respectively, and is reflected in other liabilities on the consolidated statements of financial condition.

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

Revenue Recognition

FNCB records revenue from contracts with customers in accordance with ASC 606, "Revenue from Contracts with Customers." FNCB recognizes revenues as they are earned based on contractual terms, as transactions occur, or as services are provided and collectability is reasonably assured.  FNCB's primary source of revenue is interest income from the Bank's loans, investment securities and other financial instruments, which are not within the scope of ASC 606. FNCB has evaluated the nature of its contracts with customers and determined that further disaggregation of revenue from contracts with customers into more granular categories beyond what is presented in the consolidated statements of income was not necessary. In general, FNCB fully satisfies its performance obligations on its contracts with customers as services are rendered and the transaction prices are typically fixed and charged either on a periodic basis or based on activity. FNCB earns non-interest income from various banking services offered by the Bank and other transactions that are within the scope of ASC 606 as follows:

●

Deposit service charges - include general service fees for monthly account maintenance, account analysis fees, non-sufficient funds fees, wire transfer fees and other deposit account related fees. Revenue is recognized when FNCB’s performance obligation is completed which is generally monthly for account maintenance services or when a transaction has been completed (such as a wire transfer). Payment for service charges on deposit accounts is received immediately or in the following month through a direct charge to customers’ accounts. Also included in deposit service charges is income from ATM surcharges and debit card services income. ATM surcharges are generated when an FNCB cardholder uses an ATM that is not within the AllPoint ATM network or a non-FNCB cardholder uses an FNCB ATM. Card services income is primarily comprised of interchange fees earned whenever a customer uses an FNCB debit card as payment for goods and/or services through a card payment network. FNCB’s performance obligation is satisfied on a daily basis as transactions are processed. FNCB recognizes ATM surcharges and card services income as transactions with merchants are settled, generally on a daily basis.

●	Net gains (losses) on the sale of available-for-sale debt securities - Gains or losses realized from the sale of available-for-sale debt securities are recorded to non-interest income on the settlement date.
●	Net gains (losses) on the sale of equity securities - Gains or losses realized from the sale of equity securities are recorded to non-interest income on the settlement date.
●	Net gains (losses) on the sale of mortgage loans held for sale - Gains or losses realized on the sale of mortgages held for sale are recorded to non-interest income on the settlement date.
●	Loan-related fees - include servicing fees received on loans sold for which FNCB has retained the servicing, net of amortization for mortgage servicing rights.
●	Merchant services revenue - Merchant services fees represent interchange revenue generated from the processing of merchant card payments on behalf of certain business customers. Merchant services fee income is transactional in nature and is recognized in income monthly when FNCB’s performance obligation is complete, which is generally the time that payment is received.
●

Other income – primarily includes wealth management fee income, interest rate swap revenue and title insurance revenue. Wealth management fee income represents fees received from a third-party broker-dealer as part of a revenue-sharing agreement for fees earned from customers that we refer to the third party.  Wealth management services fee income is transactional in nature and is recognized in income monthly when FNCB’s performance obligation is complete, which is generally the time that payment is received. Interest rate swap revenue represents net fees FNCB receives from a counterparty for completing loan swap transactions, which FNCB receives at the time the loan closes. Interest rate swap revenue is non-refundable, is not tied to the loan and FNCB has no future obligation to the counterparty related to such fees. Accordingly, FNCB records interest rate swap revenue in non-interest income upon receipt. With regard to title insurance revenue, FNCB is a member in a limited liability company that provides title insurance services to customers referred by member financial institutions. In accordance with an operating agreement, the title insurance company makes quarterly discretionary distributions to member institutions on a pro-rata basis based on their respective membership interest percentage at the time of distribution. FNCB’s performance obligation under the operating agreement was satisfied with its capital contribution. There are no future minimum referral quotas required under the operating agreement. FNCB records revenue from quarterly distributions at the time of receipt.

Comprehensive (Loss) Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the shareholders’ equity section of the statement of financial condition, such items, along with net income, are components of comprehensive (loss) income.

New Authoritative Accounting Guidance

Accounting Standards Update ("ASU") 2016-13, Financial Instruments – Credit Losses (Topic 326): “Measurement of Credit Losses on Financial Instruments,” replaces the current loss impairment methodology under GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to form credit loss estimates in an effort to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit. ASU 2016-13 is commonly referred to as Current Expected Credit Losses ("CECL") and requires that a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The amendments in this update affect entities holding financial assets and net investment in leases that are not accounted for at fair value through net income, including such financial assets as loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. On  June 17, 2016, the four, federal financial institution regulatory agencies (the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the National Credit Union Administration and the Office of the Comptroller of the Currency), issued a joint statement to provide information about ASU 2016-13 and the initial supervisory views regarding the implementation of the new standard. The joint statement applies to all banks, savings associations, credit unions and financial institution holding companies, regardless of asset size. The statement details the key elements of, and the steps necessary for, the successful transition to the new accounting standard. In addition, the statement notifies financial institutions that because the appropriate allowance levels are institution-specific amounts, the agencies will not establish benchmark targets or ranges for the change in institutions’ allowance levels upon adoption of the ASU, or for allowance levels going forward. ASU 2016-13 was originally effective for public business entities that are registered with the U.S. Securities and Exchange Commission (“SEC”) under the Securities and Exchange Act of 1934, as amended, including smaller reporting companies, for fiscal years beginning after  December 15, 2019, including interim periods within those fiscal years. All entities  may adopt the amendments in this ASU earlier as of the fiscal years beginning after  December 15, 2018, including interim periods within those fiscal years. On November 15, 2019, the Financial Accounting Standards Board ("FASB") issued ASU 2019-10, "Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates," which finalized various effective dates delay for private companies, not-for-profit organizations, and certain smaller reporting companies. Specifically, under ASU 2019-10 the effective date for implementation of CECL for smaller reporting companies, private companies and not-for-profits was extended to fiscal years, and interim periods within those years, beginning after December 15, 2022. As a smaller reporting company, FNCB adopted this guidance on  January 1, 2023. In implementing this guidance, FNCB formed a CECL task group comprised of members of management for its finance, credit administration, lending, internal audit, loan operations and information systems units. The CECL task group has evaluated the impact of the current expected loss methodology to identify the necessary modifications in accordance with this standard which will require a change in the processes and procedures to calculated the allowance for loan and lease losses, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current incurred loss methodology. FNCB also engaged a third-party consultant to assist and provide guidance in determining the appropriate methodology for each segment and evaluating qualitative factors and economic data to develop appropriate forecasts for integration into the model. Management has determined that peer loss experience provides the best basis for its assessment of expected credit losses to determine FNCB's allowance and has run parallel model results in preparation for adopting the new guidance on January 1, 2023. FNCB engaged another third-party consultant that performed an independent validation of the model. Management continues to finalize documentation on the methodologies utilized as well as the controls, processes, policies and disclosures. FNCB will recognize a cumulative effect adjustment to the opening retained earnings as of the adoption date. Management currently estimates the allowance for credit losses will be in a range of $11.5 million to $11.8 million, decreasing the allowance by approximately $2.4 million to $2.6 million. The estimated increase to equity, net of tax, will range from $1.9 million to $2.1 million. The actual impact will depend on a number of internal and external factors including: outstanding loan balances, characteristics of FNCB's loan and securities portfolios, macroeconomic conditions, forecast information and management's judgement. Management is currently evaluating the impact of the reserve for unfunded commitments. Additionally, adoption of ASU 2016-13 could result in higher volatility in our quarterly credit loss provision than the current reserve process and could adversely impact FNCB's ongoing results of operations.

ASU 2022-02, Financial Instruments—Credit Losses (Topic 326): "Troubled Debt Restructurings and Vintage Disclosures," eliminates the TDR recognition and measurement guidance and, instead, requires that an entity evaluate (consistent with the accounting for other loan modifications) whether the modification represents a new loan or a continuation of an existing loan. The amendments also enhance existing disclosure requirements and introduce new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. For public business entities, these amendments require that an entity disclose current-period gross charge-offs by year of origination for financing receivables and net investment in leases within the scope of Subtopic 326-20. Gross charge-off information must be included in the vintage disclosures required for public business entities in accordance with paragraph 326-20-50-6, which requires that an entity disclose the amortized cost basis of financing receivables by credit quality indicator and class of financing receivable by year of origination. The amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. These amendments should be applied prospectively, except for the transition method related to the recognition and measurement of TDRs, which an entity has the option to apply a modified retrospective transition method resulting in a cumulative-effect adjustment to retained earnings in the period of adoption. Early adoption is permitted if an entity has adopted ASU No. 2016-13, including adoption in an interim period. If an entity elects to early adopt ASU No. 2022-02 in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes the interim period. An entity may elect to early adopt the amendments about TDRs and related disclosure enhancements separately from the amendments related to vintage disclosures. The amendments in ASU 2022-02 are effective upon FNCB's adoption of ASU 2016-13.

ASU 2020-01 Investments - Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815). The new guidance addresses accounting for the transition into and out of the equity method and measuring certain purchase options and forward contracts to acquire investments.  If a company is applying the measurement alternative for an equity investment under ASC 321 and must transition to the equity method, or if applying the equity method and must transition to ASC 321; because of an observable transaction, it will remeasure its investment immediately before transition.  If a company holds certain non-derivative forward contracts or purchased call options to acquire equity securities, such instruments generally will be measured using the fair value principles of ASC 321 before settlement or exercise. ASU 2020-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020 for public business entities, and for fiscal years, and interim periods within those fiscal years beginning after December 15, 2021 for all other entities. Early adoption is permitted. The adoption of this guidance on January 1, 2022 did not have a material effect on the operating results or financial position of FNCB.

ASU 2020-04, Reference Rate Reform (Topic 848): “Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. It provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments in ASU 2020-04 were effective upon issuance. On January 7, 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848) that clarifies that certain optional expedients and exceptions provided for in ASU 2020-04 also apply to derivatives that do not reference a rate that is being discontinued but otherwise are affected by reference rate reform. ASU 2021-01 clarifies that changes in the interest rates used for margining, discounting, or contract price alignment for derivative instruments that are being implemented as part of the market-wide transition to new reference rates, commonly referred to as the "discounting transition," are within the scope of Topic 848. ASU 2021-01 was effective upon issuance. As part of its overall evaluation of reference rate reform, management is still evaluating the impact that LIBOR replacement will have on FNCB's operating results and financial position. Any such impacts will be prospective in nature and may affect net interest income and fair value estimates after the effective date of such rate replacement. The LIBOR replacement is not expected to have a material effect on the operating results or financial position of FNCB.

Note 3. SECURITIES

Debt Securities

The following tables present the amortized cost, gross unrealized gains and losses, and the fair value of FNCB’s available-for-sale debt securities at December 31, 2022 and 2021:

	December 31, 2022
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(in thousands)	Cost	Gains	Losses	Value
Available-for-sale debt securities:
U.S. Treasury	$36,801	$-	$4,667	$32,134
Obligations of state and political subdivisions	250,244	90	29,552	220,782
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	93,577	-	13,170	80,407
Collateralized mortgage obligations - commercial	3,649	-	320	3,329
Mortgage-backed securities	23,332	1	2,670	20,663
Private collateralized mortgage obligations	80,648	-	8,141	72,507
Corporate debt securities	33,630	-	2,958	30,672
Asset-backed securities	15,287	5	351	14,941
Negotiable certificates of deposit	744	-	88	656
Total available-for-sale debt securities	$537,912	$96	$61,917	$476,091

	December 31, 2021
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(in thousands)	Cost	Gains	Losses	Value
Available-for-sale debt securities:
U.S. Treasury	$36,751	$1	$397	$36,355
Obligations of state and political subdivisions	235,489	9,651	768	244,372
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	101,321	1,158	1,769	100,710
Collateralized mortgage obligations - commercial	3,685	87	45	3,727
Mortgage-backed securities	25,467	263	224	25,506
Private collateralized mortgage obligations	68,137	60	1,032	67,165
Corporate debt securities	31,300	940	177	32,063
Asset-backed securities	11,907	42	17	11,932
Negotiable certificates of deposit	744	-	8	736
Total available-for-sale debt securities	$514,801	$12,202	$4,437	$522,566

Except for securities of U.S. government and government-sponsored agencies, there were no securities of any individual issuer that exceeded 10.0% of shareholders’ equity at December 31, 2022 or 2021.

The following table presents the maturity information of FNCB’s available-for-sale debt securities at December 31, 2022. Expected maturities will differ from contractual maturity because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Because collateralized mortgage obligations, mortgage-backed securities and asset-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary.

	December 31, 2022
	Amortized	Fair
(in thousands)	Cost	Value
Available -for-sale debt securities:
Amounts maturing in:
One year or less	$17,709	$17,535
After one year through five years	65,344	61,839
After five years through ten years	112,971	97,101
After ten years	125,395	107,769
Collateralized mortgage obligations	177,874	156,243
Mortgage-backed securities	23,332	20,663
Asset-backed securities	15,287	14,941
Total	$537,912	$476,091

The following table presents the gross proceeds received and gross realized gains and losses on the sale and redemption of available-for-sale debt securities for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
(in thousands)	2022	2021
Available-for-sale debt securities:
Gross proceeds received on sales	$14,004	$2,981
Gross proceeds received on redemption	-	1,000
Gross realized gains on sales	78	213
Gross realized losses on sales	(301)	-

The following tables present the number, fair value and gross unrealized losses of available-for-sale debt securities in an unrealized loss position at  December 31, 2022 and 2021, aggregated by investment category and length of time the securities have been in an unrealized loss position:

	December 31, 2022
	Less than 12 Months			12 Months or Longer			Total
	Number		Gross	Number		Gross	Number		Gross
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
(dollars in thousands)	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
U.S. Treasuries	-	$-	$-	17	$32,134	$4,667	17	$32,134	$4,667
Obligations of state and political subdivisions	128	146,932	12,751	94	69,872	16,801	222	216,804	29,552
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	16	26,826	3,407	26	53,581	9,763	42	80,407	13,170
Collateralized mortgage obligations - commercial	2	1,911	94	1	1,418	226	3	3,329	320
Mortgage-backed securities	7	8,569	219	7	11,998	2,451	14	20,567	2,670
Private collateralized mortgage obligations	29	27,705	1,213	28	42,819	6,928	57	70,524	8,141
Corporate debt securities	18	21,325	1,805	11	9,347	1,153	29	30,672	2,958
Asset-backed securities	5	7,295	179	5	3,988	172	10	11,283	351
Negotiable certificates of deposit	-	-	-	3	656	88	3	656	88
Total	205	$240,563	$19,668	192	$225,813	$42,249	397	$466,376	$61,917

	December 31, 2021
	Less than 12 Months			12 Months or Longer			Total
	Number		Gross	Number		Gross	Number		Gross
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
(dollars in thousands)	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
U.S. Treasuries	16	$35,394	$397	-	$-	$-	16	$35,394	$397
Obligations of state and political subdivisions	41	36,107	702	2	1,257	66	43	37,364	768
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	20	58,848	1,530	2	5,713	239	22	64,561	1,769
Collateralized mortgage obligations - commercial	1	1,632	45	-	-	-	1	1,632	45
Mortgage-backed securities	6	14,585	204	1	1,596	20	7	16,181	224
Private collateralized mortgage obligations	22	44,425	897	3	6,213	135	25	50,638	1,032
Corporate debt securities	9	7,643	107	2	2,180	70	11	9,823	177
Asset-backed securities	4	3,810	14	2	1,293	3	6	5,103	17
Negotiable certificates of deposit	3	736	8	-	-	-	3	736	8
Total	122	$203,180	$3,904	12	$18,252	$533	134	$221,432	$4,437

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

Management performed a review of all securities in an unrealized loss position as of December 31, 2022 and determined that changes in the fair values of the securities were consistent with movements in market interest rates and spreads or general market conditions. In addition, as part of its review, management noted that there was no material change in the credit quality of any of the issuers or any other event or circumstance that may cause a significant adverse effect on the fair value of these securities. Moreover, to date, FNCB has received all scheduled principal and interest payments and expects to fully collect all future contractual principal and interest payments on all securities in an unrealized loss position at December 31, 2022. FNCB does not intend to sell the securities, nor is it more likely than not that it will be required to sell the securities, prior to recovery of their amortized cost. Based on the results of its review and considering the attributes of these debt securities, management concluded that the individual unrealized losses were temporary and OTTI did not exist at  December 31, 2022.

Equity Securities

Included in equity securities with readily determinable fair values at December 31, 2022 and December 31, 2021 were investments in the common or preferred stock of publicly traded bank holding companies and an investment in a mutual fund comprised of 1-4 family residential mortgage-backed security collateralized by properties within FNCB's market area. Equity securities with readily determinable fair values are reported at fair value with net unrealized gains and losses recognized in the consolidated statements of income.

The following table presents unrealized and realized gains and losses recognized in net income on equity securities for the years ended  December 31, 2022 and 2021:

	Year Ended December 31,
(in thousands)	2022	2021
Net (loss) gain recognized on equity securities	$(34)	$701
Less: net gains recognized on equity securities sold/acquired	118	-
Unrealized (loss) gain recognized on equity securities	$(152)	$701

Equity Securities and Equity Securities without Readily Determinable Fair Value

At December 31, 2022 and December 31, 2021, equity securities without readily determinable fair values consisted of a $500 thousand investment in a fixed-rate, non-cumulative perpetual preferred stock of a privately-held bank holding company, which is included in other assets in the consolidated statement of financial condition. The preferred stock pays quarterly dividends at an annual rate of 8.25%, which commenced on March 30, 2021. The preferred stock of this bank holding company is not traded on any established market and is accounted for as an equity security without a determinable fair value. Under GAAP, an equity security without a readily determinable fair value shall be written down to its fair values if a qualitative assessment indicates that the investment is impaired, and the fair value of the investment is less than its carrying value. As part of its qualitative assessment, management engaged an independent third party to provide valuations of this investment as of December 31, 2022 and 2021, which indicated that the investment was not impaired. Accordingly, management determined that no adjustment for impairment was required at December 31, 2022 and December 31, 2021.

Restricted Stock

The following table presents FNCB's investment in restricted securities at  December 31, 2022 and 2021. Restricted securities have limited marketability and are carried at cost. Management noted no indicators of impairment for FHLB of Pittsburgh or ACBB stock at December 31, 2022 and 2021:

	December 31,
(in thousands)	2022	2021
Stock in Federal Home Loan Bank of Pittsburgh	$8,535	$1,901
Stock in Atlantic Community Bankers Bank	10	10
Total restricted securities, at cost	$8,545	$1,911

Note 4. LOANS AND LEASES

The following table summarizes loans and leases receivable, net, by major category at  December 31, 2022 and 2021:

	December 31,
(in thousands)	2022	2021
Residential real estate	$250,221	$234,113
Commercial real estate	376,976	366,009
Construction, land acquisition and development	66,555	41,646
Commercial and industrial	272,024	193,086
Consumer	92,612	85,522
State and political subdivisions	64,955	61,071
Total loans and leases, gross	1,123,343	981,447
Unearned income	(810)	(1,442)
Net deferred origination fees	1,784	(566)
Allowance for loan and lease losses	(14,193)	(12,416)
Loans and leases, net	$1,110,124	$967,023

Included in commercial and industrial loans and leases at December 31, 2022 and December 31, 2021 were $1.3 million and $21.9 million, respectively, of loans originated under the Small Business Administration ("SBA") Payment Protection Program ("PPP"). Included in net deferred origination fees at December 31, 2022 and December 31, 2021, were $40 thousand and $1.0 million, respectively, in deferred origination fees, net of deferred loan origination costs, associated with the PPP Loans. PPP loans are 100.0% guaranteed and may be forgiven by the SBA. Accordingly, there was no ALLL established for PPP loans at December 31, 2022 and 2021.

In 2021, management expanded FNCB's commercial credit product offerings to include commercial equipment financing, through simple interest loans, direct finance leases and municipal leases. Simple interest loans and direct finance leases originated under this initiative are included in commercial and industrial loans, tax-free municipal leases originated under this initiative are included in state and political subdivision loans. Simple interest loans and direct finance leases were $79.3 million and $7.9 million, respectively at December 31, 2022 and 2021. Tax-free municipal leases were $4.4 million at December 31, 2022 and $2.4 million at December 31, 2021.

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

FNCB originates 1- 4 family residential mortgage loans for sale in the secondary market. The aggregate principal balance of 1-4 family residential mortgages sold on the secondary market were $9.2 million for the year ended December 31, 2022 and $9.4 million for the year ended December 31, 2021. Net gains on the sale of residential mortgage loans were $205 thousand in 2022 and $352 thousand in 2021. FNCB retains servicing rights on mortgages sold in the secondary market. At December 31, 2022, there were $60 thousand in 1-4 family residential mortgage loans held for sale. There were no 1-4 family residential mortgage loans held for sale at December 31, 2021.

The unpaid principal balance of loans serviced for others, including residential mortgages and SBA-guaranteed loans were $78.7 million and $77.2 million at  December 31, 2022 and 2021, respectively.

FNCB does not have any lending programs commonly referred to as "subprime lending". Subprime lending generally targets borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgements, and bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burden ratios.

FNCB provides for loan and lease losses based on the consistent application of its documented ALLL methodology. Loan and lease losses are charged to the ALLL and recoveries are credited to it. Additions to the ALLL are provided by charges against income based on various factors which, in management’s judgement, deserve current recognition of estimated probable losses. Loan and lease losses are charged-off in the period the loans, or portions thereof, are deemed uncollectible. Generally, FNCB will record a loan charge-off (including a partial charge-off) to reduce a loan to the estimated recoverable amount based on its methodology detailed below. Management regularly reviews the loan portfolio and makes adjustments for loan losses in order to maintain the ALLL in accordance with GAAP. The ALLL consists primarily of the following two components:

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

The following table summarizes activity in the ALLL by major category for the years ended  December 31, 2022 and 2021:

Allowance for Loan and Lease Losses by Loan Category
December 31, 2022
(in thousands)	Residential Real Estate	Commercial Real Estate	Construction, Land Acquisition and Development	Commercial and Industrial	Consumer	State and Political Subdivisions	Unallocated	Total
Allowance for loan and lease losses:
Beginning balance, January 1, 2022	$2,081	$4,530	$392	$2,670	$1,159	$455	$1,129	$12,416
Charge-offs	(3)	-	-	(69)	(1,234)	-	-	(1,306)
Recoveries	3	293	10	30	785	-	-	1,121
Provisions (credits)	134	(630)	345	1,468	597	48	-	1,962
Ending balance, December 31, 2022	$2,215	$4,193	$747	$4,099	$1,307	$503	$1,129	$14,193

Specific reserve	$17	$15	$-	$2	$-	$-	$-	$34

General reserve	$2,198	$4,178	$747	$4,097	$1,307	$503	$1,129	$14,159

Loans and leases receivable:
Individually evaluated for impairment	$1,472	$5,766	$-	$362	$-	$-	$-	$7,600
Collectively evaluated for impairment	248,749	371,210	66,555	271,662	92,612	64,955	-	1,115,744
Total loans and leases, gross at December 31, 2022	$250,221	$376,976	$66,555	$272,024	$92,612	$64,955	$-	$1,123,343

Allowance for Loan and Lease Losses by Loan Category
December 31, 2021
(in thousands)	Residential Real Estate	Commercial Real Estate	Construction, Land Acquisition and Development	Commercial and Industrial	Consumer	State and Political Subdivisions	Unallocated	Total
Allowance for loan and lease losses:
Beginning balance, January 1, 2021	$1,715	$4,268	$538	$2,619	$1,319	$405	$1,086	$11,950
Charge-offs	(14)	(11)	-	(218)	(543)	-	-	(786)
Recoveries	17	467	13	74	515	-	-	1,086
Provisions (credits)	363	(194)	(159)	195	(132)	50	43	166
Ending balance, December 31, 2021	$2,081	$4,530	$392	$2,670	$1,159	$455	$1,129	$12,416

Specific reserve	$9	$6	$-	$11	$-	$-	$-	$26

General reserve	$2,072	$4,524	$392	$2,659	$1,159	$455	$1,129	$12,390

Loans and leases receivable:
Individually evaluated for impairment	$1,681	$7,530	$-	$762	$-	$-	$-	$9,973
Collectively evaluated for impairment	232,432	358,479	41,646	192,324	85,522	61,071	-	971,474
Total loans and leases, gross at December 31, 2021	$234,113	$366,009	$41,646	$193,086	$85,522	$61,071	$-	$981,447

Credit Quality Indicators – Commercial Loans

Management continuously monitors and evaluates the credit quality of FNCB’s commercial loans and leases by regularly reviewing certain credit quality indicators. Management utilizes credit risk ratings as the key credit quality indicator for evaluating the credit quality of FNCB’s loan and lease receivables.

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

Credit Quality Indicators – Other Loans

Certain residential real estate loans, consumer loans, and commercial and municipal indirect auto loans are monitored on a pool basis due to their homogeneous nature. Loans that are delinquent 90 days or more are placed on non-accrual status unless collection of the loan is in process and reasonably assured. FNCB utilizes accruing versus non-accrual status as the credit quality indicator for these loan pools.

The following tables present the recorded investment in loans and leases receivable by major category and credit quality indicator at  December 31, 2022 and 2021:

Credit Quality Indicators
December 31, 2022
	Commercial Loans						Other Loans
		Special				Subtotal	Accruing	Non-accrual	Subtotal	Total
(in thousands)	Pass	Mention	Substandard	Doubtful	Loss	Commercial	Loans	Loans	Other	Loans
Residential real estate	$43,188	$434	$99	$-	$-	$43,721	$205,887	$613	$206,500	$250,221
Commercial real estate	367,866	7,082	2,028	-	-	376,976	-	-	-	376,976
Construction, land acquisition and development	62,965	797	-	-	-	63,762	2,793	-	2,793	66,555
Commercial and industrial	260,358	829	8,875	-	-	270,062	1,962	-	1,962	272,024
Consumer	-	-	-	-	-	-	92,251	361	92,612	92,612
State and political subdivisions	64,955	-	-	-	-	64,955	-	-	-	64,955
Total	$799,332	$9,142	$11,002	$-	$-	$819,476	$302,893	$974	$303,867	$1,123,343

Credit Quality Indicators
December 31, 2021
	Commercial Loans						Other Loans
		Special				Subtotal	Accruing	Non-accrual	Subtotal	Total
(in thousands)	Pass	Mention	Substandard	Doubtful	Loss	Commercial	Loans	Loans	Other	Loans
Residential real estate	$42,028	$530	$77	$-	$-	$42,635	$190,919	$559	$191,478	$234,113
Commercial real estate	350,904	8,232	6,873	-	-	366,009	-	-	-	366,009
Construction, land acquisition and development	34,869	-	-	-	-	34,869	6,777	-	6,777	41,646
Commercial and industrial	187,554	1,877	1,343	-	-	190,774	2,312	-	2,312	193,086
Consumer	-	-	-	-	-	-	85,291	231	85,522	85,522
State and political subdivisions	61,066	-	-	-	-	61,066	5	-	5	61,071
Total	$676,421	$10,639	$8,293	$-	$-	$695,353	$285,304	$790	$286,094	$981,447

Included in loans and leases receivable are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The recorded investment in these non-accrual loans was $2.8 million at December 31, 2022 and $3.9 million at December 31, 2021. Generally, loans are placed on non-accrual status when they become 90 days or more delinquent. Once a loan is placed on non-accrual status it remains on non-accrual status until it has been brought current, has six months of performance under the loan terms, and factors indicating reasonable doubt about the timely collection of payments no longer exists. Therefore, loans may be current in accordance with their loan terms, or may be less than 90 days delinquent, and still be on a non-accrual status. There were $79 thousand in consumer loans that were past 90 days or more and still accruing at December 31, 2022, which comprise entirely of unsecured personal loans purchased from a third-party originator. There were no loans past due 90 days or more and still accruing at December 31, 2021.

The following tables present the delinquency status of past due and non-accrual loans and leases at  December 31, 2022 and 2021:

	December 31, 2022
	Delinquency Status
	0-29 Days	30-59 Days	60-89 Days	>/= 90 Days
(in thousands)	Past Due	Past Due	Past Due	Past Due	Total
Performing (accruing) loans and leases:
Residential real estate	$248,953	$555	$-	$-	$249,508
Commercial real estate	375,431	-	-	-	375,431
Construction, land acquisition and development	66,555	-	-	-	66,555
Commercial and industrial	271,767	113	-	-	271,880
Consumer	90,794	965	413	79	92,251
State and political subdivisions	64,955	-	-	-	64,955
Total performing (accruing) loans and leases	1,118,455	1,633	413	79	1,120,580

Non-accrual loans and leases:
Residential real estate	156	84	16	457	713
Commercial real estate	218	-	-	1,327	1,545
Construction, land acquisition and development	-	-	-	-	-
Commercial and industrial	144	-	-	-	144
Consumer	96	26	53	186	361
State and political subdivisions	-	-	-	-	-
Total non-accrual loans and leases	614	110	69	1,970	2,763
Total loans and leases receivable	$1,119,069	$1,743	$482	$2,049	$1,123,343

	December 31, 2021
	Delinquency Status
	0-29 Days	30-59 Days	60-89 Days	>/= 90 Days
(in thousands)	Past Due	Past Due	Past Due	Past Due	Total
Performing (accruing) loans and leases:
Residential real estate	$233,054	$406	$17	$-	$233,477
Commercial real estate	363,394	116	-	-	363,510
Construction, land acquisition and development	41,646	-	-	-	41,646
Commercial and industrial	192,584	4	1	-	192,589
Consumer	84,333	754	204	-	85,291
State and political subdivisions	61,071	-	-	-	61,071
Total performing (accruing) loans and leases	976,082	1,280	222	-	977,584

Non-accrual loans and leases:
Residential real estate	67	27	87	455	636
Commercial real estate	1,172	-	-	1,327	2,499
Construction, land acquisition and development	-	-	-	-	-
Commercial and industrial	497	-	-	-	497
Consumer	117	85	15	14	231
State and political subdivisions	-	-	-	-	-
Total non-accrual loans and leases	1,853	112	102	1,796	3,863
Total loans and leases receivable	$977,935	$1,392	$324	$1,796	$981,447

The following tables present a distribution of the recorded investment, unpaid principal balance and the related allowance for FNCB’s impaired loans, which have been analyzed for impairment under ASC 310, at  December 31, 2022 and 2021. Non-accrual loans, other than TDRs, with balances less than the $100 thousand loan relationship threshold are not evaluated individually for impairment and accordingly, are not included in the following tables. However, these loans are evaluated collectively for impairment as homogeneous pools in the general allowance under ASC 450. Total non-accrual loans, other than TDRs, with balances less than the $100 thousand loan relationship threshold that were evaluated under ASC 450 amounted to $0.7 million and $0.6 million at December 31, 2022 and 2021, respectively.

	December 31, 2022
	Recorded	Unpaid Principal	Related
(in thousands)	Investment	Balance	Allowance
With no allowance recorded:
Residential real estate	$431	$509	$-
Commercial real estate	1,071	1,339	-
Construction, land acquisition and development	-	-	-
Commercial and industrial	218	218	-
Consumer	-	-	-
State and political subdivisions	-	-	-
Total impaired loans with no related allowance recorded	1,720	2,066	-

With a related allowance recorded:
Residential real estate	1,041	1,041	17
Commercial real estate	4,695	4,695	15
Construction, land acquisition and development	-	-	-
Commercial and industrial	144	362	2
Consumer	-	-	-
State and political subdivisions	-	-	-
Total impaired loans with a related allowance recorded	5,880	6,098	34

Total of impaired loans:
Residential real estate	1,471	1,550	17
Commercial real estate	5,766	6,034	15
Construction, land acquisition and development	-	-	-
Commercial and industrial	363	580	2
Consumer	-	-	-
State and political subdivisions	-	-	-
Total impaired loans	$7,600	$8,164	$34

	December 31, 2021
	Recorded	Unpaid Principal	Related
(in thousands)	Investment	Balance	Allowance
With no allowance recorded:
Residential real estate	$395	$463	$-
Commercial real estate	2,499	4,230	-
Construction, land acquisition and development	-	-	-
Commercial and industrial	314	347	-
Consumer	-	-	-
State and political subdivisions	-	-	-
Total impaired loans with no related allowance recorded	3,208	5,040	-

With a related allowance recorded:
Residential real estate	1,286	1,285	9
Commercial real estate	5,031	5,031	6
Construction, land acquisition and development	-	-	-
Commercial and industrial	448	666	11
Consumer	-	-	-
State and political subdivisions	-	-	-
Total impaired loans with a related allowance recorded	6,765	6,982	26

Total of impaired loans:
Residential real estate	1,681	1,748	9
Commercial real estate	7,530	9,261	6
Construction, land acquisition and development	-	-	-
Commercial and industrial	762	1,013	11
Consumer	-	-	-
State and political subdivisions	-	-	-
Total impaired loans	$9,973	$12,022	$26

The following table presents the average balance and interest income by loan category recognized on impaired loans for the years ended  December 31, 2022 and 2021:

	Year Ended December 31,
	2022		2021
	Average	Interest	Average	Interest
(in thousands)	Balance	Income (1)	Balance	Income (1)
Residential real estate	$1,640	$65	$1,966	$71
Commercial real estate	6,614	251	8,052	223
Construction, land acquisition and development	-	-	33	2
Commercial and industrial	482	19	969	9
Consumer	-	-	-	-
State and political subdivisions	-	-	-	-
Total impaired loans	$8,736	$335	$11,020	$305

(1) Interest income represents income recognized on performing TDRs.

The additional interest income that would have been earned on non-accrual and restructured loans had these loans performed in accordance with their original terms approximated to $175 thousand and $215 thousand, respectively, for years ended December 31, 2022 and 2021.

Troubled Debt Restructured Loans

TDRs at  December 31, 2022 and 2021 were $5.7 million and $6.9 million, respectively. Accruing and non-accruing TDRs were $5.5 million and $0.2 million, respectively at December 31, 2022 and $6.7 million and $0.2 million, respectively at December 31, 2021. There were approximately $26 thousand in specific reserves established for TDRs at both  December 31, 2022 and 2021. FNCB was not committed to lend additional funds to any loan classified as a TDR at December 31, 2022 and 2021.

The modification of the terms of loans classified as TDRs may include one or a combination of the following, among others: a reduction of the stated interest rate of the loan, an extension of the maturity date, capitalization of real estate taxes, a payment modification under a forbearance agreement, or a permanent reduction of the recorded investment in the loan. There were no loans modified as TDRs during the year ended December 31, 2022.

There was one loan that was modified as a TDR during the year ended December 31, 2021. The modification involved a commercial and industrial loan that was granted a principal forbearance. The pre- and post-modification recorded investment for this loan at the time of modification was $235 thousand.

There were no TDRs modified within the previous 12 months that defaulted during the years ended December 31, 2022 and 2021.

Residential Real Estate Loan Foreclosures

There were three residential real estate loans with an aggregate recorded investment of $215 thousand that were in the process of foreclosure at December 31, 2022. There were two residential real estate loans with an aggregate recorded investment of $98 thousand that were in the process of foreclosure at December 31, 2021. FNCB did not have any residential real estate properties in OREO at December 31, 2022.

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

Note 5. BANK PREMISES AND EQUIPMENT

The following table summarizes bank premises and equipment at December 31, 2022 and 2021:

	December 31,
(in thousands)	2022	2021
Land	$2,930	$2,776
Buildings and improvements	14,408	14,249
Furniture, fixtures and equipment	11,048	10,610
Leasehold improvements	3,328	2,980
Total	31,714	30,615
Accumulated depreciation	(16,098)	(14,533)
Net	$15,616	$16,082

Depreciation and amortization expense of premises and equipment amounted to $1.6 million for both of the years ended December 31, 2022, and 2021.

In 2021, FNCB received approval from its primary regulator to consolidate the Bank’s Wheeler Avenue Community Office into its Main Office, both are located in Dunmore, Lackawanna County, Pennsylvania. FNCB is obligated under a land lease through December 2024 for the Wheeler Avenue property and FNCB received an independent third-party appraisal of the building and improvements, which it owns. Upon regulatory approval to consolidate the two offices, FNCB transferred the building and improvements to OREO at fair value less cost to sell and recorded loss on the transfer of $242 thousand which is included in other operating expenses of the consolidated statement of income for the year ended December 31, 2021. In the fourth quarter of 2022, management decided to utilize the property as a temporary training facility until expiration of the lease in December 2024. Accordingly, the property was transferred out of OREO into bank premises and equipment at fair value during the fourth quarter of 2022. No gain or loss was recorded upon the transfer.

Note 6. OTHER ASSETS

The major components of other assets at December 31, 2022 and 2021 are summarized as follows:

	December 31,
(in thousands)	2022	2021
Other real estate owned	$-	$920
Investment in low-income housing tax credit program	11,014	-
Right of use assets	3,226	2,955
Mortgage servicing rights	254	268
Interest rate swaps	1,946	371
Net deferred tax asset	16,826	1,797
Equity securities without readily determined fair value	500	500
Other assets	9,239	7,851
Total	$43,005	$14,662

Note 7. DEPOSITS

The following table summarizes deposits by major category at December 31, 2022 and 2021:

	December 31,
(in thousands)	2022	2021
Demand (non-interest bearing)	$305,850	$320,089
Interest-bearing:
Interest-bearing demand	808,497	857,849
Savings	148,426	134,224
Time ($250,000 and over)	24,902	26,531
Other time	132,972	116,335
Total interest-bearing	1,114,797	1,134,939
Total deposits	$1,420,647	$1,455,028

The aggregate amount of deposits reclassified as loans was $124 thousand at December 31, 2022 and $83 thousand at December 31, 2021. Management evaluates transaction accounts that are overdrawn for collectability as part of its evaluation for credit losses. During 2022 and 2021, no deposits were received on terms other than those available in the normal course of business.

The following table summarizes scheduled maturities of time deposits, including certificates of deposit and individual retirement accounts, at December 31, 2022:

	$250,000	Other
(in thousands)	and Over	Time Deposits	Total
2023	$21,895	$94,644	$116,539
2024	3,007	29,767	32,774
2025	-	4,582	4,582
2026	-	2,050	2,050
2027	-	1,929	1,929
Total	$24,902	$132,972	$157,874

Investment securities with a carrying value of $357.2 million at December 31, 2022 and $410.5 million at December 31, 2021 were pledged to collateralize certain municipal deposits. In addition, FNCB had outstanding letters of credit with the FHLB of Pittsburgh to secure municipal deposits of $47.5 million and $7.5 million at December 31, 2022 and 2021, respectively.

Note 8. BORROWED FUNDS

Short-term borrowings available to FNCB include overnight advances through the FHLB of Pittsburgh advances, federal funds lines of credit and the Federal Reserve Discount Window, which generally represent overnight or less than 30-day borrowings. FNCB's maximum borrowing capacity under federal funds lines of credit, which are unsecured, was $75.0 million at December 31, 2022 and $72.0 million at December 31, 2021. There were no amounts outstanding on federal funds lines of credit at December 31, 2022 or 2021.

FNCB has an agreement with the FHLB of Pittsburgh which allows for borrowings, either overnight or term, up to a maximum borrowing capacity based on a percentage of qualifying loans pledged under a blanket pledge agreement. In addition to pledging loans, FNCB is required to purchase FHLB of Pittsburgh stock based upon the amount of credit extended. Loans that were pledged to collateralize borrowings under this agreement were $482.1 million at December 31, 2022 and $478.3 million at December 31, 2021. FNCB’s maximum borrowing capacity was $394.5 million at December 31, 2022. At December 31, 2022 and 2021, there were $47.5 million and $7.5 million, respectively, in letters of credit to secure municipal deposits outstanding under this agreement. There were $139.4 million in overnight advances and $32.7 million in term advances through the FHLB of Pittsburgh outstanding at December 31, 2022. There were $20.0 million in term advances through the FHLB of Pittsburgh outstanding at December 31, 2021.

Advances through the Federal Reserve Bank Discount Window generally include short-term advances which are fully collateralized by certain pledged loans of $25.8 million under the Federal Reserve Bank’s Borrower-in-Custody (“BIC”) program. There were no advances under the BIC program outstanding at December 31, 2022 and December 31, 2021. FNCB had available borrowing capacity of $19.0 million under this program at December 31, 2022.

	As of and for the Year Ended December 31, 2022
				Weighted	Weighted
			Maximum	Average	Average
	Ending	Average	Month-End	Rate for	Rate at
(dollars in thousands)	Balance	Balance	Balance	the Year	Period End
FHLB of Pittsburgh advances - term	$32,650	$5,830	$32,650	4.51%	4.45%
FHLB of Pittsburgh advances - overnight	139,400	93,309	170,350	2.56	4.45
Federal Reserve discount window BIC advances	-	66	-	3.77	-
Junior subordinated debentures	10,310	10,310	10,310	3.47	6.44

	As of and for the Year Ended December 31, 2021
				Weighted	Weighted
			Maximum	Average	Average
	Ending	Average	Month-End	Rate for	Rate at
(dollars in thousands)	Balance	Balance	Balance	the Year	Period End
FHLB of Pittsburgh advances - term	20,000	$1,890	$20,000	0.33%	0.07%
Federal funds	-	28	-	-	-
Junior subordinated debentures	10,310	10,310	10,310	1.85	1.87

On December 14, 2006, the Issuing Trust issued $10.0 million of trust preferred securities (the “Trust Securities”) at a variable interest rate of 7.02%, with a scheduled maturity of December 15, 2036. FNCB owns 100.0% of the ownership interest in the Issuing Trust. The proceeds from the issue were invested in $10.3 million, 7.02% Junior Subordinated Debentures (the “Debentures”) issued by FNCB. The interest rate on the Trust Securities and the Debentures resets quarterly at a spread of 1.67% above the current 3-month LIBOR rate. Upon the expected phase-out of LIBOR on June 30, 2023, the interest rate on the debentures will reset quarterly at a spread of 1.67% above 3-month CME Term SOFR plus 0.26161%. The average interest rate paid on the Debentures was 3.47% in 2022 and 1.85% in 2021. The Debentures are unsecured and rank subordinate and junior in right to all indebtedness, liabilities and obligations of FNCB. The Debentures represent the sole assets of the Trust. Interest on the Trust Securities is deferrable until a period of twenty consecutive quarters has elapsed. FNCB has the option to prepay the Trust Securities beginning December 15, 2011. FNCB has, under the terms of the Debentures and the related Indenture, as well as the other operative corporate documents, agreed to irrevocably and unconditionally guarantee the Trust’s obligations under the Debentures. FNCB has reflected this investment on a deconsolidated basis. As a result, the Debentures totaling $10.3 million, have been reflected in borrowed funds in the consolidated statements of financial condition at December 31, 2022 and 2021 under the caption “Junior Subordinated Debentures”. FNCB records interest expense on the Debentures in its consolidated statements of income. FNCB also records its common stock investment issued by First National Community Statutory Trust I in other assets in its consolidated statements of financial condition at  December 31, 2022 and 2021. At  December 31, 2022 and 2021, accrued and unpaid interest associated with the Debentures amounted to $31 thousand and $9 thousand, respectively.

The following table presents the contractual maturities of borrowed funds at  December 31, 2022:

(in thousands)	December 31, 2022
2023	$139,400
2024	12,650
2025	20,000
2026	-
2027	-
2028 and thereafter	10,310
Total	$182,360

Note 9. DERIVATIVE AND HEDGING TRANSACTIONS

Risk Management Objective of Using Derivatives

FNCB is exposed to certain risks arising from both its business operations and economic conditions.  It principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. FNCB manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its assets and liabilities and the use of derivative financial instruments.  Specifically, FNCB enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future unknown and uncertain cash amounts, the value of which are determined by interest rates.  Derivative financial instruments are used to manage differences in the amount, timing, and duration of known or expected cash payments primarily related to FNCB's borrowings. FNCB's existing credit derivatives result from loan participations arrangements, therefore, are not used to manage interest rate risk in FNCB's assets or liabilities.

Cash Flow Hedges of Interest Rate Risk

FNCB's objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements.  To accomplish this objective, FNCB primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for FNCB making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount, such derivatives were used to hedge the variable cash flows associated with forecasted issuances of debt in 2022 and 2021.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings.  Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on FNCB's variable-rate debt.  During the next twelve months, it is estimated that an additional $604 thousand will be reclassified as a decrease to interest expense.

Non-designated Hedges

Derivatives not designated as hedges are not speculative and result from a service FNCB provides to certain customers.  FNCB executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that FNCB executes with a third party, such that FNCB minimizes its net risk exposure resulting from such transactions.  As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. FNCB's existing credit derivatives result from participations out of interest rate swaps provided to external lenders as part of loan participation arrangements, therefor, are not used to manage interest rate risk in FNCB's assets or liabilities. Derivatives not designated as hedges are not speculative and result from a service FNCB provides to certain lenders which participate in loans.

Fair Values of Derivative Instruments on the Balance Sheet

The following table presents the fair value of FNCB's derivative financial instruments and the classification on the consolidated statements of financial condition at December 31, 2022 and December 31, 2021:

		Derivative Assets					Derivative Liabilities
		As of December 31, 2022		As of December 31, 2021			As of December 31, 2022		As of December 31, 2021
(in thousands)	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Cash flow hedges	$20,000	Other assets	$1,173	Other assets	$271	$-	Other liabilities	$-	Other liabilities	$7
Total derivatives designated as hedging instruments			1,173		271			-		7

Derivatives not designated as hedging instruments
Interest rate swaps	6,922	Other assets	931	Other assets	92	6,922	Other liabilities	931	Other liabilities	92
Risk participation transaction	2,486		-		-			-		-
Total derivatives not designated as hedging instruments			931		92			931		92

Net Derivatives on the Balance Sheet			2,104		363			931		98
Gross amounts not offset in the Statement of Financial Position
Financial instruments			-		18			-		18
Cash collateral (1)			1,946		300			-		-
Net derivative amounts			$158		$45			$931		$80

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

Effect of Fair Value and Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income

The following table presents the effect of fair value and cash flow hedge accounting on accumulated other comprehensive income as of December 31, 2022 and 2021. Amounts disclosed are gross and not net of taxes:

	Year Ended December 31, 2022
(in thousands)	Amount of Gain or (Loss) Recognized in OCI on Derivative	Amount of Gain or (Loss) Recognized in OCI Included Component	Amount of Gain or (Loss) Recognized in OCI Excluded Component	Location of Gain or (Loss) Recognized from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income Included Component	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income Excluded Component
Derivatives in cash flow hedging relationships
Interest rate products	$46	$46	$-	Interest expense	$176	$176	$-
Total	$46	$46	$-		$176	$176	$-

	Year Ended December 31, 2021
(in thousands)	Amount of Gain or (Loss) Recognized in OCI on Derivative	Amount of Gain or (Loss) Recognized in OCI Included Component	Amount of Gain or (Loss) Recognized in OCI Excluded Component	Location of Gain or (Loss) Recognized from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income Included Component	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income Excluded Component
Derivatives in cash flow hedging relationships
Interest rate products	$168	$168	$-	Interest expense	$(22)	$(22)	$-
Total	$168	$168	$-		$(22)	$(22)	$-

Effect of Fair Value and Cash Flow Hedge Accounting on the Statement of Income

The following table presents the effect of the FNCB's derivative financial instruments on the consolidated statements of income for the years ended December 31, 2022 and 2021:

	Location and Amount of Gain or (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Year Ended
	December 31, 2022	December 31, 2021
(in thousands)	Interest Expense	Interest Expense
Total amounts of income and expense line items presented in the cash flow statement of financial performance in which the effects of fair value or hedges are recorded	$176	$(22)

The effects of fair value and cash flow hedging:
Gain or (loss) on cash flow hedging relationships in Subtopic 815-20
Interest contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income	$176	$(22)
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income as a result that a forecasted transaction is no longer probable of occurring	$-	$-

Amount of gain or (loss) reclassified from accumulated OCI into income - included component	$176	$(22)
Amount of gain or (loss) reclassified from accumulated OCI into income - excluded component	$-	$-

Effect of Derivatives Not Designated as Hedging Instruments on the Statement of Income

Derivative financial instruments that are not designated as hedging instruments had no effect on the consolidated statements of income for the years ended  December 31, 2022 and 2021.

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

FNCB has minimum collateral posting thresholds with certain of its derivative counterparties for derivatives in a net liability position. As of December 31, 2022, FNCB had no derivatives in a net liability position and accordingly did not have to post any collateral.

Note 10. BENEFIT PLANS

The Bank has a defined contribution profit sharing plan (“Profit Sharing Plan”) which includes the provision under section 401(k) of the Internal Revenue Code (“401(k)”) and covers all eligible employees. The Bank’s contribution to the Profit Sharing Plan is determined at management’s discretion at the end of each year and funded. The 401(k) feature of the Profit Sharing Plan permits employees to make voluntary salary deferrals, either pre-tax or Roth, up to the dollar limit prescribed by law. FNCB may make discretionary matching contributions equal to a uniform percentage of employee salary deferrals. Discretionary matching contributions are determined each year by management and approved by the Board of Directors. There were no discretionary annual contributions made to the Profit Sharing Plan in 2022 and 2021. Discretionary matching contributions under the 401(k) feature of the plan totaled $481 thousand in 2022 and $385 thousand in 2021.

The Bank has an unfunded non-qualified deferred compensation plan covering all eligible Bank officers and directors as defined by the plan. This plan permits eligible participants to elect to defer a portion of their compensation. Elective deferred compensation and accrued earnings, included in other liabilities in the accompanying consolidated statements of financial condition, aggregated to $1.3 million and $1.9 million at  December 31, 2022 and December 31, 2021, respectively.

The Bank has a Supplemental Executive Retirement Plan (“SERP”) for a select group of management or highly compensated employees within the meaning of Sections 201(2), 301(a)(3) and 401(a)(1) of The Employee Retirement Income Security Act of 1974. The general provisions of the SERP provide for annual year-end contributions, performance contingent contributions and discretionary contributions. The SERP contributions are unfunded for Federal tax purposes and constitute an unsecured promise by the Bank to pay benefits in the future and are included in other liabilities in the accompanying consolidated statements of financial condition. Participants in the SERP have the status of general unsecured creditors of the Bank. SERP contributions totaled $370 thousand in 2022 and $387 thousand in 2021. The total liability associated with the SERP was $1.5 million at  December 31, 2022 and $1.1 million at December 31, 2021.

Note 11. INCOME TAXES

The following table summarizes the current and deferred amounts of the provision for income tax expense (benefit) for each of the two years ended December 31, 2022 and 2021:

	For the Year Ended December 31,
(in thousands)	2022	2021
Current	$4,646	$4,250
Deferred	(502)	406
Income tax expense	$4,144	$4,656

The following table presents a reconciliation between the effective income tax expense and the income tax expense that would have been provided at the federal statutory tax rate of 21.0% for the years ended  December 31, 2022 and  December 31, 2021:

	For the Year Ended December 31,
	2022		2021
(dollars in thousands)	Amount	%	Amount	%
Provision at statutory tax rates	$5,164	21.00%	$5,466	21.00%
Add (deduct):
Tax effects of tax free interest income	(874)	(3.55)%	(733)	(2.82)%
Non-deductible interest expense	85	0.35%	32	0.12%
Bank-owned life insurance	(206)	(0.84)%	(114)	(0.44)%
Other items, net	(25)	(0.11)%	5	0.03%
Income tax provision	$4,144	16.85%	$4,656	17.89%

The following table summarizes the components of net deferred tax assets at December 31, 2022 and 2021:

	December 31,
(in thousands)	2022	2021
Allowance for loan and lease losses	$3,180	$2,730
Deferred compensation	650	697
Lease liability	736	659
Other real estate owned valuation	72	9
Employee benefits	352	340
Accrued interest	7	2
Charitable contribution carryover	-	19
Accrued vacation	-	54
Deferred income	29	47
Unrealized holding losses on securities available-for-sale	12,982	-
Unrealized holding losses on equity securities	32	-
Gross deferred tax assets	18,040	4,557

Deferred loan origination costs	(137)	(114)
Unrealized holding gains on securities available-for-sale	-	(1,631)
Unrealized holding gains on equity securities	-	(147)
Right of use asset	(677)	(597)
Prepaid expenses	-	(27)
Derivative assets	(215)	(58)
Mortgage servicing rights	(53)	(56)
Depreciation	(130)	(122)
Gross deferred tax liabilities	(1,213)	(2,752)
Net deferred tax assets	$16,827	$1,805

Management evaluates the carrying amount of its deferred tax assets on a quarterly basis, or more frequently if necessary, in accordance with guidance set forth in ASC Topic 740 “Income Taxes,” and applies the criteria in the guidance to determine whether it is more likely than not that some portion, or all, of the deferred tax asset will not be realized within its life cycle, based on the weight of available evidence. Management performed an evaluation of FNCB's deferred tax assets at December 31, 2022 taking into consideration all available positive and negative evidence at that time. Based on this evaluation, management believes that FNCB's future taxable income will be sufficient to utilize its deferred tax assets. There was no valuation allowance for deferred tax assets at December 31, 2022 and December 31, 2021.

Note 12. RELATED PARTY TRANSACTIONS

In conducting its business, FNCB has engaged in, and intends to continue to engage in, banking and financial transactions with directors, executive officers and their related parties.

FNCB has granted loans, letters of credit and lines of credit to directors, executive officers and their related parties. The following table summarizes the changes in the total amounts of such outstanding loans, advances under lines of credit, net of any participations sold, as well as repayments during the years ended December 31, 2022 and 2021:

	For the Year Ended December 31,
(in thousands)	2022	2021
Balance January 1,	$71,437	$98,935
Additions, new loans and advances	96,978	123,717
Repayments	(89,271)	(127,558)
Other (1)	-	(23,657)
Balance December 31,	$79,144	$71,437

(1) Other represents loans to related parties that ceased being related parties.

At December 31, 2022 and 2021 there were no loans made to directors, executive officers and their related parties that were not performing in accordance with the terms of the loan agreements.

Deposits from directors, executive officers and their related parties held by the Bank at  December 31, 2022 and 2021 amounted to $133.0 million and $152.6 million, respectively. Interest paid on the deposits amounted to $502 thousand in 2022 and $290 thousand in 2021.

In the course of its operations, FNCB acquires goods and services from, and transacts business with, various companies of related parties, which include, but are not limited to, fidelity bond and errors and omissions insurance, legal services, rent and repair of repossessed automobiles for resale. For 2021, goods and services acquired from related parties also included employee health insurance. FNCB recorded payments to related parties for goods and services of $0.5 million and $2.0 million for the years ending December 31, 2022 and 2021, respectively.

Note 13. COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS

Leases

FNCB is obligated under operating leases for certain bank branches, office space, automobiles and equipment.  Operating lease right of use ("ROU") assets represent FNCB's right to use an underlying asset during the lease term and operating liabilities represent its obligation to make lease payments under the lease agreement. ROU assets and operating lease liabilities are recognized at lease commencement based on the present value of the remaining lease payments using a discount rate that represents FNCB's incremental borrowings rate at the commencement date. ROU assets are included in other assets and operating lease liabilities are included in other liabilities in the consolidated statements of financial condition. ROU assets and lease liabilities were $3.2 million and $3.5 million, respectively, at  December 31, 2022 and $3.0 million and $3.2 million, respectively, at December 31, 2021.

Operating lease expense associated with bank branches and office space is included in occupancy expense, while operating lease expense associated with automobiles and office equipment are included in equipment expense in the consolidated statements of income.  Total rental expense under leases amounted to $391 thousand and $389 thousand, respectively, at December 31, 2022 and 2021.

The following table summarizes the maturity of remaining operating lease liabilities as of  December 31, 2022:

(in thousands)	December 31, 2022
2023	$416
2024	407
2025	385
2026	387
2027	388
2028 and thereafter	2,271
Total lease payments	4,254
Less: imputed interest	749
Present value of operating lease liabilities	$3,505

The following table presents other information related to FNCB's operating leases:

(dollars in thousands)	December 31, 2022	December 31, 2021
Weighted-average remaining lease term (in years)	9.9	12.2
Weighted-average discount rate	3.33%	3.29%
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$402	$401

Commitments

On October 1, 2022, FNCB issued a signed letter of intent to make an equity investment of approximately $11.0 million in a limited partnership interest, to build and operate a senior low-income housing development located in Scranton, Lackawanna County, Pennsylvania. One hundred percent (100.0%) of the rental units will qualify for Federal Low-Housing Tax credits ("LIHTCs") as provided for in Section 42 of the Internal Revenue Code of 1986, as amended. FNCB made an initial contribution of $2.2 million in the fourth quarter of 2022, upon closing the partnership agreement. The remaining obligation of $8.8 million, which is included on other liabilities in the consolidated statements of financial condition at December 31, 2022, will be contributed over a series of draws over the following 18-month period according to the construction schedule.

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

The following table summarizes financial instruments whose contract amounts represent credit risk at  December 31, 2022 and 2021 :

	December 31,
(in thousands)	2022	2021
Commitments to extend credit	$301,300	$273,883
Standby letters of credit	17,923	17,179

In order to provide for probable losses inherent in these instruments, FNCB recorded reserves for unfunded commitments of $949 thousand and $583 thousand at  December 31, 2022 and 2021, respectively, which were included in other liabilities on the consolidated balance sheets.

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

Federal Home Loan Bank — Mortgage Partnership Finance (“MPF”) Program

Under a secondary market loan servicing program with the FHLB, FNCB, in exchange for a monthly fee, provides a credit enhancement guarantee to the FHLB for foreclosure losses in excess of a defined First Loss Account (“FLA”) balance, up to specified amounts.  At  December 31, 2022, FNCB serviced payments on $12.9 million of first lien residential loan principal under these terms for the FHLB. At  December 31, 2022, the maximum credit enhancement obligation for such guarantees by FNCB would be approximately $655 thousand if total foreclosure losses on the entire pool of loans exceed the FLA of approximately $65 thousand. There was no reserve established for this guarantee at  December 31, 2022 and 2021.

Concentrations of Credit Risk

Cash Concentrations: The Bank maintains cash balances at several correspondent banks. FNCB engages in a primary correspondent banking relationship with PNC Bank.  At  December 31, 2022 and 2021, FNCB had balances with PNC Bank of $1.7 million and $1.6 million, respectively. There were no other due from bank accounts in excess of the $250 thousand limit covered by the Federal Deposit Insurance Corporation (“FDIC”) at December 31, 2022 and 2021.

Loan and Lease Concentrations: FNCB attempts to limit its exposure to concentrations of credit risk by diversifying its loan and lease portfolios and closely monitoring any concentrations of credit risk. The commercial real estate and construction, land acquisition and development portfolios comprise $443.5 million, or 39.5% of gross loans at  December 31, 2022. Geographic concentrations exist because FNCB provides its services in its primary market area of Northeastern Pennsylvania and conducts limited activities outside of that area. FNCB had loans and loan commitments secured by collateral outside its primary market area of $123.4 million, or 11.0%, of gross loans at  December 31, 2022.

FNCB considers an industry concentration within the loan portfolio to exist if the aggregate loan balance outstanding for that industry exceeds 25.0% of capital. The following table summarizes the concentration within FNCB’s loan portfolio by industry at December 31, 2022 and 2021:

	December 31, 2022		December 31, 2021
		% of		% of
(in thousands)	Amount	Gross Loans	Amount	Gross Loans
Retail space/shopping centers	$54,461	4.85%	$48,590	4.95%
1-4 family residential investment properties	113,746	10.13%	92,745	9.45%

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

Note 14. STOCK COMPENSATION PLANS

FNCB has a Long-Term Incentive Compensation Plan (“LTIP”) for directors, executive officers and key employees. The LTIP authorizes up to 1,200,000 shares of common stock for issuance and provides the Board of Directors with the authority to offer several different types of long-term incentives, including stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares. The Board of Directors granted awards, comprised solely of shares of restricted stock, to executives and certain key employees under the terms of the LTIP of 71,860 shares in 2022 and 66,065 shares in 2021.

The following table summarizes the activity related to FNCB’s unvested restricted stock awards during the years ended December 31, 2022 and 2021:

	For the Years Ended December 31,
	2022		2021
		Weighted-		Weighted-
		Average		Average
	Restricted	Grant Date	Restricted	Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested restricted stock awards at January 1,	174,297	$7.37	159,913	$7.07
Awards granted	71,860	9.64	66,065	7.98
Forfeitures	(5,503)	8.17	(7,443)	7.38
Vestings	(54,689)	7.38	(44,238)	7.20
Unvested restricted stock awards at December 31,	185,965	$8.22	174,297	$7.37

For the years ended  December 31, 2022 and 2021, stock-based compensation expense, which is included in salaries and benefits expense in the consolidated statements of income, totaled $448 thousand in 2022 and $376 thousand in 2021. Total unrecognized compensation expense related to unvested restricted stock awards at  December 31, 2022 and 2021 was $1.2 million and $992 thousand, respectively. Unrecognized compensation expense related to unvested shares of restricted stock is expected to be recognized over a weighted-average period of 3.5 years.

On July 1, 2022 and 2021, 1,869 shares and 2,062 shares, respectively, of FNCB's common stock were granted under the LTIP to each of the Bank's non-employee directors. The total number of shares granted to the directors were 16,821 in 2022 and 18,558 in 2021. The shares of common stock immediately vested to each director upon grant, and the fair value per share on the grant date was $8.03 for the 2022 grant and $7.28 for the 2021 grant. Director fees of $135 thousand in both years of 2022 and 2021, associated with these grants, was recognized on each of the respective grant dates and included in other operating expense in the consolidated statements of income. At December 31, 2022, there were 596,029 shares of common stock available for award under the LTIP.

Note 15.   REGULATORY MATTERS/SUBSEQUENT EVENTS

FNCB’s ability to pay dividends to its shareholders, or repurchase shares of its common stock, is largely dependent on the Bank’s ability to pay dividends to FNCB. Bank regulations limit the amount of dividends that may be paid, or shares that may be repurchased, without prior approval of the Bank’s regulatory agency. Cash dividends declared and paid by FNCB during 2022 and 2021 were $0.33 per share and $0.27 per share, respectively. FNCB offers a Dividend Reinvestment and Stock Purchase plan ("DRP") to its shareholders. For the years ended  December 31, 2022 and 2021 dividend reinvestment shares were purchased in open market transactions. However, shares under the optional cash purchase feature of the DRP were issued from authorized but unissued common shares. Shares of common stock issued under the DRP totaled 5,089 and 12,189 for the years ended  December 31, 2022 and 2021, respectively. Subsequent to December 31, 2022, on January 25, 2023, FNCB declared a $0.090 per share dividend payable on March 15, 2023 to shareholders of record as of March 1, 2023.

On January 26, 2022, FNCB's Board of Directors authorized a stock repurchase program under which up to 750,000 shares of FNCB's outstanding common stock may be acquired in the open market which commenced on March 4, 2022 and expired on December 31, 2022. On January 25, 2023, FNCB's Board of Directors authorized the repurchase of up to 750,000 shares of FNCB's outstanding common stock under a similar program, which is anticipated to commence on March 3, 2023. Repurchases under both programs are administered through an independent broker and are subjected to SEC regulations as well as certain price, market volume and timing constraints specified in the trading plan. In 2022, FNCB repurchased 384,830 shares at a weighted-average price per share of $9.45, or $3.6 million in aggregate. Repurchases are funded from available working capital and the repurchased shares were returned to the status of authorized but unissued shares of common stock.

The holding company is considered a small bank holding company and is exempt from risk-based capital and leverage rules, including Basel III. FNCB and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on FNCB’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, FNCB and the Bank must meet specific capital guidelines that involve quantitative measures of FNCB's and the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. FNCB's and the Bank's capital amounts, and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Management believes, as of  December 31, 2022, that FNCB and the Bank meet all applicable capital adequacy requirements.

Current quantitative measures established by regulation to ensure capital adequacy require FNCB Bank to maintain minimum amounts and ratios (set forth in the table below) of Total capital, Tier I capital, and Tier I common equity (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). The following tables present summary information regarding the Bank’s risk-based capital and related ratios at  December 31, 2022 and 2021:

	FNCB Bank		Minimum Required For Capital Adequacy Purposes	Minimum Required For Capital Adequacy Purposes with Conservation Buffer	Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
(dollars in thousands)	Amount	Ratio	Ratio	Ratio	Ratio
December 31, 2022
Total capital (to risk-weighted assets)	$169,984	13.11%	8.00%	10.50%	10.00%

Tier I capital (to risk-weighted assets)	154,842	11.94%	6.00%	8.50%	8.00%

Tier I common equity (to risk-weighted assets)	154,842	11.94%	4.50%	7.00%	6.50%

Tier I capital (to average assets)	154,842	8.77%	4.00%	4.00%	5.00%

Total risk-weighted assets	1,296,618

Total average assets	1,765,251

	FNCB Bank		Minimum Required For Capital Adequacy Purposes	Minimum Required For Capital Adequacy Purposes with Conservation Buffer	Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
(dollars in thousands)	Amount	Ratio	Ratio	Ratio	Ratio
December 31, 2021
Total capital (to risk-weighted assets)	$161,957	14.64%	8.00%	10.50%	10.00%

Tier I capital (to risk-weighted assets)	148,958	13.46%	6.00%	8.50%	8.00%

Tier I common equity (to risk-weighted assets)	148,958	13.46%	4.50%	7.00%	6.50%

Tier I capital (to average assets)	148,958	8.92%	4.00%	4.00%	5.00%

Total risk-weighted assets	1,106,636

Total average assets	1,669,932

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

At  December 31, 2022, FNCB owned 29 corporate debt securities with an aggregate amortized cost and fair value of $33.6 million and $30.7 million, respectively. The market for six of the 29 corporate debt securities at  December 31, 2022 was not active and markets for similar securities are also not active. FNCB obtained valuations for these securities from a third-party service provider that prepared the valuations using a market approach that incorporates identifying a population of transactions for similar instruments and an evaluation to capture credit risk associated with these bonds.  Management takes measures to validate the service provider’s analysis and is actively involved in the valuation process, including reviewing and verifying the population and evaluation of credit risk. Managment believes this approach to be a conservative approach as it takes into consideration securities that have longer maturities or longer call dates, issuers with smaller asset sizes, and securities with smaller issue amounts. These factors are typically considered to be factors that would add credit spread to a bond, thus resulting in a higher yield.  Management believes the valuation results from this market approach to be consistent with pricing and data for similar deals at December 31, 2022. FNCB considers the inputs used in the market approach to be observable Level 3 inputs because, while inputs are based on actual transactions, the relative number of transactions in the population is small and subjective assumptions are used in considering factors considered to incorporate credit spreads into price determination. Management will continue to monitor the market for these securities to assess the market activity and the availability of observable inputs and will continue to apply these controls and procedures to the valuations received from FNCB's third-party service provider.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the financial assets and liabilities that are measured at fair value on a recurring basis at  December 31, 2022 and 2021, and the fair value hierarchy of the respective valuation techniques utilized to determine the fair value:

	Fair Value Measurements at December 31, 2022
		Quoted Prices	Significant	Significant
		in Active Markets	Observable	Unobservable
		for Identical Assets	Inputs	Inputs
(in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Available-for-sale debt securities:
U.S. Treasury securities	$32,134	$-	$32,134	$-
Obligations of state and political subdivisions	220,782	-	220,782	-
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	80,407	-	80,407	-
Collateralized mortgage obligations - commercial	3,329	-	3,329	-
Mortgage-backed securities	20,663	-	20,663	-
Private collateralized mortgage obligations	72,507	-	72,507	-
Corporate debt securities	30,672	-	22,736	7,936
Asset-backed securities	14,941	-	14,941	-
Negotiable certificates of deposit	656	-	656	-
Total available-for-sale debt securities	476,091	-	468,155	7,936
Equity securities, at fair value	7,717	7,717	-	-
Derivative assets	2,104	-	2,104	-
Total financial assets	$485,912	$7,717	$470,259	$7,936

Financial liabilities:
Derivative liabilities	$931	$-	$931	$-
Total financial liabilities	$931	$-	$931	$-

	Fair Value Measurements at December 31, 2021
		Quoted Prices	Significant	Significant
		in Active Markets	Observable	Unobservable
		for Identical Assets	Inputs	Inputs
(in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Available-for-sale debt securities:
U.S. Treasury securities	$36,355	$-	$36,355	$-
Obligations of state and political subdivisions	244,372	-	244,372	-
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	100,710	-	100,710	-
Collateralized mortgage obligations - commercial	3,727	-	3,727	-
Mortgage-backed securities	25,506	-	25,506	-
Private collateralized mortgage obligations	67,165	-	67,165	-
Corporate debt securities	32,063	-	19,718	12,345
Asset-backed securities	11,932	-	11,932	-
Negotiable certificates of deposit	736	-	736	-
Total available-for-sale debt securities	522,566	-	510,221	12,345
Equity Securities, at fair value	4,922	4,922	-	-
Derivative assets	363	-	363	-
Total financial assets	$527,851	$4,922	$510,584	$12,345

Financial liabilities:
Derivative liabilities	$99	$-	$99	$-
Total financial liabilities	$99	$-	$99	$-

There was one corporate debt security transferred from Level 3 hierarchy to Level 2 during the year ended, December 31, 2022.

For the year ended December 31, 2021, eight corporate debt securities were transferred from Level 3 hierarchy to Level 2. The market for these securities was previously not active and management obtained fair values from an independent third party. During 2021, the market of these securities became active.  Accordingly, management was able to obtain fair values for these eight securities from the independent pricing service used to price the remainder of the portfolio.

The following table presents a reconciliation and statement of operations classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3), which consisted entirely of corporate debt securities, for the years ended  December 31, 2022 and 2021:

Fair Value Measurements
Using Significant Unobservable Inputs (Level 3)
	Corporate Debt Securities
	For the Year Ended December 31,
(in thousands)	2022	2021
Balance at January 1,	$12,345	$16,424
Additions	-	4,500
Redemptions	(2,066)	(1,000)
Transfer to Level 2	(756)	(7,550)
Total gains or losses (realized/unrealized):
Included in earnings	-	-
Included in other comprehensive income	(1,587)	(29)
Balance at December 31,	$7,936	$12,345

Assets Measured at Fair Value on a Non-Recurring Basis

The following tables present assets and liabilities measured at fair value on a non-recurring basis at  December 31, 2022 and 2021, and additional quantitative information about the valuation techniques and inputs utilized by FNCB to determine fair value. All such assets and liabilities were measured using Level 3 inputs:

	December 31, 2022
	Fair Value Measurement			Quantitative Information
	Recorded	Valuation	Fair	Valuation	Unobservable	Value/
(in thousands)	Investment	Allowance	Value	Technique	Inputs	Range
Impaired loans - collateral dependent	$1,902	$8	$1,894	Appraisal of collateral	Selling costs		10.0%
Impaired loans - other	5,698	26	5,672	Discounted cash flows	Discount rate	3.00%	-	10.25%

	December 31, 2021
	Fair Value Measurement			Quantitative Information
	Recorded	Valuation	Fair	Valuation	Unobservable	Value/
(in thousands)	Investment	Allowance	Value	Technique	Inputs	Range
Impaired loans - collateral dependent	$3,208	$-	$3,208	Appraisal of collateral	Selling costs		10.0%
Impaired loans - other	6,765	26	6,739	Discounted cash flows	Discount rate	3.00%	-	8.75%
Other real estate owned	920	-	920	Appraisal of collateral	Selling costs		1.0%

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

The following table summarizes the estimated fair values of FNCB’s financial instruments at  December 31, 2022 and 2021. FNCB discloses fair value information about financial instruments, whether or not recognized in the statements of financial condition, for which it is practicable to estimate that value. The fair value of financial instruments that are not measured at fair value in the financial statements were based on exit price notion. The following estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, management judgment is required to interpret data and develop fair value estimates. Accordingly, the estimates below are not necessarily indicative of the amounts FNCB could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	Fair Value	December 31, 2022		December 31, 2021
(in thousands)	Measurement	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and short term investments	Level 1	$41,916	$41,916	$99,020	$99,020
Available-for-sale debt securities	See previous table	476,091	476,091	522,566	522,566
Equity securities	Level 1	7,717	7,717	4,922	4,922
Restricted stock	Level 2	8,545	8,545	1,911	1,911
Loans held for sale	Level 2	60	60	-	-
Loans, net	Level 3	1,110,124	1,079,266	967,023	967,087
Accrued interest receivable	Level 2	5,957	5,957	4,643	4,643
Servicing rights	Level 3	254	621	268	526
Derivative assets	Level 2	1,946	2,104	371	363

Financial liabilities:
Deposits	Level 2	1,420,647	1,416,272	1,455,028	1,454,812
Borrowed funds	Level 2	182,360	182,108	30,310	30,310
Accrued interest payable	Level 2	171	171	49	49
Derivative liabilities	Level 2	921	931	96	99

Note 17. EARNINGS PER SHARE

For FNCB, the numerator of both the basic and diluted earnings per share of common stock is net income available to common shareholders. The weighted average number of common shares outstanding used in the denominator for basic earnings per common share is increased to determine the denominator used for diluted earnings per common share by the effect of potentially dilutive common share equivalents utilizing the treasury stock method. For each of the years ended  December 31, 2022 and 2021 common stock equivalents reflected in the table above were related entirely to the incremental shares of unvested restricted stock.

The following table presents the calculation of both basic and diluted earnings per share of common stock for the years ended  December 31, 2022 and 2021:

	For the Year Ended December 31,
(in thousands, except share data)	2022	2021
Net income	$20,445	$21,371

Basic weighted-average number of common stock outstanding	19,744,477	20,111,430
Plus: common share equivalents	18,089	15,423
Diluted weighted-average number of common stock outstanding	19,762,566	20,126,853

Income per share of common stock:
Basic	$1.04	$1.06
Diluted	$1.03	$1.06

Note 18. OTHER COMPREHENSIVE (LOSS) INCOME

The following tables summarize the reclassifications out of accumulated other comprehensive income for the years ended  December 31, 2022 and 2021:

	For the year Ended December 31, 2022
	Amount Reclassified
	from Accumulated	Affected Line Item
	Other Comprehensive	in the Consolidated
(in thousands)	Income	Statements of Income
Available-for-sale debt securities:
Reclassification adjustment for net losses reclassified into net income	$223	Net loss on the sale of available-for-sale securities
Taxes	(47)	Income taxes
Net of tax amount	$176

	For the year Ended December 31, 2021
	Amount Reclassified
	from Accumulated	Affected Line Item
	Other Comprehensive	in the Consolidated
(in thousands)	Income	Statements of Income
Available-for-sale debt securities:
Reclassification adjustment for net gains reclassified into net income	$(213)	Net gain on the sale of available-for-sale securities
Taxes	45	Income taxes
Net of tax amount	$(168)

The following table summarizes the changes in accumulated other comprehensive income, net of tax, for the years ended  December 31, 2022 and 2021:

	For the Year Ended December 31,
(in thousands)	2022	2021
Balance, January 1,	$6,352	$13,886
Other comprehensive loss before reclassifications	(54,556)	(7,366)
Amounts reclassified from accumulated other comprehensive income	176	(168)
Net other comprehensive loss during the period	(54,380)	(7,534)
Balance, December 31,	$(48,028)	$6,352

Note 19. CONDENSED FINANCIAL INFORMATION — PARENT COMPANY ONLY

The following tables present condensed parent company only financial information:

Condensed Statements of Financial Condition

	December 31,
(in thousands)	2022	2021
Assets:
Cash	$12,779	$11,423
Investment in statutory trust	442	431
Investment in subsidiary (equity method)	106,837	155,342
Equity securities, at fair value	6,937	4,016
Other assets	2,409	1,800
Total assets	$129,404	$173,012

Liabilities and Shareholders’ Equity:
Junior subordinated debentures	$10,310	$10,310
Accrued interest payable	31	9
Other liabilities	114	236
Total liabilities	10,455	10,555
Shareholders’ equity	118,949	162,457
Total liabilities and shareholders’ equity	$129,404	$173,012

Condensed Statements of Income

	For the Year Ended December 31,
(in thousands)	2022	2021
Income:
Dividends from subsidiaries	$15,000	$10,000
Interest and dividend income	204	168
Gain on equity securities	92	728
Trust income	11	6
Other income	-	5
Total income	15,307	10,907
Expense:
Interest on junior subordinated debt	358	191
Other operating expenses	513	351
Total expenses	871	542
Income before income taxes	14,436	10,365
(Benefit) provision for income taxes	(133)	170
Income before equity in undistributed net income of subsidiary	14,569	10,195
Equity in undistributed net income of subsidiary	5,876	11,176
Net income	$20,445	$21,371

Condensed Statements of Cash Flows

	For the Year Ended December 31,
(in thousands)	2022	2021
Cash flows from operating activities:
Net income	$20,445	$21,371
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiary	(5,876)	(11,176)
Equity in trust	(11)	(6)
Gain on equity securities	(92)	(728)
Increase in other assets	(25)	(548)
Increase in accrued interest payable	22	-
Decrease (increase) in other liabilities	(122)	175
Net cash provided by operating activities	14,341	9,088
Cash flows from investing activities:
Sale of equity securities	359	-
Purchases of equity securities	(3,188)	(1,195)
Net cash used in investing activities	(2,829)	(1,195)
Cash flows from financing activities:
Proceeds from issuance of common shares	-	58
Repurchase of common shares	(3,636)	(2,397)
Cash dividends paid	(6,520)	(5,427)
Net cash used in financing activities	(10,156)	(7,766)
Net increase in cash	1,356	127
Cash at beginning of year	11,423	11,296
Cash at end of year	$12,779	$11,423

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

 FNCB’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of FNCB’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2022.

Based on that evaluation, FNCB’s Chief Executive Officer and Chief Financial Officer concluded FNCB’s disclosure controls and procedures were effective as of December 31, 2022.

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

As of December 31, 2022, management of the Company conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included extensive documenting, evaluating and testing the design and operating effectiveness of our internal control over financial reporting.

Based on this evaluation under the criteria in the Framework, management concluded that the Company’s system of internal control over financial reporting was effective as of December 31, 2022.

/s/ Gerard A. Champi	/s/ James M. Bone, Jr., CPA
Gerard A. Champi President and Chief Executive Officer	James M. Bone, Jr., CPA Executive Vice President and Chief Financial Officer

Item 9B.	Other Information

None

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information concerning the Directors and Executive Officers of FNCB required by this Item 10 is incorporated herein by reference to the sections entitled “Information Regarding the Board of Directors and Corporate Governance" and "Information about FNCB's Executive Officers" in FNCB’s Definitive Proxy Statement for its 2023 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or about April 10, 2023 (the “Proxy Statement”). Disclosure of compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, by FNCB’s Directors and Executive Officers is incorporated by reference to the section entitled “Delinquent Section 16(a) Reports” in the Proxy Statement. In addition, information concerning Audit Committee and Audit Committee Financial Expert is included in the Proxy Statement under the caption “Report of the Audit Committee” and is incorporated herein by reference.

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

The information regarding security ownership of certain beneficial owners and management required by this Item 12 is incorporated herein by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” in FNCB’s Proxy Statement. The information regarding securities authorized for issuance under equity compensation plans by this Item 12 is incorporated by reference to the section entitled "Equity Compensation Plan Information" in FNCB's Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 related to certain relationships and related transactions is incorporated herein by reference to the section entitled “Certain Relationships and Related Transactions” in FNCB’s Proxy Statement. The information required under this Item 13 related to Director Independence is incorporated herein by reference to the section entitled “Information Regarding the Board of Directors and Corporate Governance” in FNCB’s Proxy Statement.

Item 14.	Principal Accounting Fees and Services.

The information required by this Item 14 is incorporated herein by reference to the section entitled “Independent Registered Public Accounting Firm Fees and Services” in FNCB’s Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

1.	Financial Statements

The following financial statements are included by reference in Part II, Item 8 hereof:

Report of Independent Registered Public Accounting Firm (PCAOB ID 23)
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

EXHIBIT 3.3*	Amended and Restated Bylaws.

EXHIBIT 4.1	Form of Common Stock Certificate – filed as Exhibit 4.1 to FNCB’s Form 10-Q for the quarter ended September 30, 2016, as filed on November 4, 2016, is hereby incorporated by reference.

EXHIBIT 4.2

Form of Amended and Restated Subordinated Note – filed as Exhibit 4.2 to FNCB’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, as filed on August 7, 2015, is hereby incorporated by reference.

EXHIBIT 4.3	Indenture by and between First National Community Bancorp, Inc. and Wilmington Trust Company, dated as of December 14, 2006 - filed as Exhibit 10.2 to FNCB's Current Report on Form 8-K on December 19, 2006, SEC file number 333-24121, is hereby incorporated by reference.

EXHIBIT 4.4*	Description of Securities.

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

EXHIBIT 10.3*+	Directors’ and Officers’ Deferred Compensation Plan.

EXHIBIT 10.4+	2013 Long-Term Incentive Compensation Plan – filed as Exhibit 10.1 to FNCB’s Current Report on Form 8-K on December 27, 2013, is hereby incorporated by reference.

EXHIBIT 10.5+	Executive Incentive Plan – filed as Exhibit 10.14 to FNCB’s Form 10-K for the year ended December 31, 2012, as filed on March 28, 2013, is hereby incorporated by reference.

EXHIBIT 10.6+	Form of Restricted Stock Award Agreement – filed as Exhibit 4.2 to FNCB’s Form S-8 on January 24, 2014 is hereby incorporated by reference.

EXHIBIT 10.7+	Form of Stock Option Award Agreement – filed as Exhibit 4.3 to FNCB’s Form S-8 on January 24, 2014 is hereby incorporated by reference.

EXHIBIT 10.8*+	First National Community Bank Supplemental Executive Retirement Plan.

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

EXHIBIT 10.12+	Form of Change in Control Agreement - filed as Exhibit 10.12 to FNCB's Annual Report on Form 10-K for the year ended December 31, 2021, as filed on March 11, 2022, is hereby incorporated by reference.

EXHIBIT 21	Subsidiaries– filed as Exhibit 21.1 to FNCB’s Registration Statement on Form S-3 , as filed on September 28, 2018, is hereby incorporated by reference.

EXHIBIT 23*	Consent of Baker Tilly US, LLP

EXHIBIT 31.1*	Certification of Chief Executive Officer

EXHIBIT 31.2*	Certification of Chief Financial Officer

EXHIBIT 32*	Section 1350 Certification — Chief Executive Officer and Chief Financial Officer

EXHIBIT 101.INS	INLINE XBRL INSTANCE DOCUMENT (THE INSTANCE DOCUMENT DOES NOT APPEAR IN THE INTERACTIVE DATA FILE BECAUSE ITS XBRL TAGS ARE EMBEDDED WITHIN THE INLINE XBRL DOCUMENT)

EXHIBIT 101.SCH	INLINE XBRL TAXONOMY EXTENSION SCHEMA

EXHIBIT 101.CAL	INLINE XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EXHIBIT 101.DEF	INLINE XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EXHIBIT 101.LAB	INLINE XBRL TAXONOMY EXTENSION LABLE LINKBASE

EXHIBIT 101.PRE	INLINE XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

EXHIBIT 104	COVER PAGE INTERATIVE DATA FILE (FORMATTED AS INLINE XBRL AND CONTAINED IN EXHIBIT 101)

_____________________________

* Filed herewith

** Furnished herewith

+ Management contract, compensatory plan or arrangement

Item 16.          Form 10-K Summary

None.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Registrant:                      FNCB BANCORP, INC.

/s/ Gerard A. Champi	March 10, 2023
Gerard A. Champi President and Chief Executive Officer	Date

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

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Gerard A. Champi	March 10, 2023
Gerard A. Champi President and Chief Executive Officer	Date

/s/ James M. Bone, Jr.	March 10, 2023
James M. Bone, Jr., CPA Executive Vice President and Chief Financial Officer Principal Financial Officer	Date

/s/ Stephanie A. Westington	March 10, 2023
Stephanie A. Westington, CPA Senior Vice President and Chief Accounting Officer Principal Accounting Officer	Date

Directors:

/s/ William G. Bracey	March 10, 2023	/s/ Gerard A. Champi	March 10, 2023
William G, Bracey	Date	Gerard A. Champi	Date

/s/ Joseph Coccia	March 10, 2023	/s/ William P. Conaboy	March 10, 2023
Joseph Coccia	Date	William P. Conaboy	Date

/s/ Dominick L. DeNaples	March 10, 2023	/s/ Joseph L. DeNaples	March 10, 2023
Dominick L. DeNaples	Date	Joseph L. DeNaples	Date

/s/Louis a. DeNaples	March 10, 2023	/s/ Louis A. DeNaples, Jr.	March 10, 2023
Louis A. DeNaples	Date	Louis A. DeNaples, Jr.	Date

/s/ Keith W. Eckel	March 10, 2023	/s/ Kathleen McCarthy Lambert	March 10, 2023
Keith W. Eckel	Date	Kathleen McCarthy Lambert	Date

/s/ Thomas J. Melone	March 10, 2023
Thomas J. Melone	Date