Form 10-Q
period 2023-03-31
FNCB Bancorp, Inc.
filed 2023-05-05
CIK 1035976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 19,683,873 shares as of April 30, 2023.

Part I - Financial Information

Item 1 - Financial Statements

FNCB BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31,	December 31,
	2023	2022
(in thousands, except share data)	(Unaudited)	(Audited)
Assets
Cash and cash equivalents:
Cash and due from banks	$20,418	$26,588
Interest-bearing deposits in other banks	49,153	15,328
Total cash and cash equivalents	69,571	41,916
Available-for-sale debt securities, at fair value	473,119	476,091
Equity securities, at fair value	7,369	7,717
Restricted stock, at cost	8,482	8,545
Loans held for sale	-	60
Loans and leases, net of allowance for credit losses of $12,279 and $14,193	1,151,510	1,110,124
Bank premises and equipment, net	15,316	15,616
Accrued interest receivable	6,143	5,957
Bank-owned life insurance	36,696	36,499
Other assets	41,275	43,005
Total assets	$1,809,481	$1,745,530

Liabilities
Deposits:
Demand (non-interest-bearing)	$281,114	$305,850
Interest-bearing	1,182,192	1,114,797
Total deposits	1,463,306	1,420,647
Borrowed funds:
Federal Home Loan Bank of Pittsburgh advances	186,338	172,050
Junior subordinated debentures	10,310	10,310
Total borrowed funds	196,648	182,360
Accrued interest payable	848	171
Other liabilities	22,185	23,403
Total liabilities	1,682,987	1,626,581

Shareholders' equity
Preferred shares ($1.25 par)
Authorized: 20,000,000 shares at March 31, 2023 and December 31, 2022
Issued and outstanding: 0 shares at March 31, 2023 and December 31, 2022	-	-
Common shares ($1.25 par)
Authorized: 50,000,000 shares at March 31, 2023 and December 31, 2022
Issued and outstanding: 19,683,873 shares at March 31, 2023 and 19,681,644 shares at December 31, 2022	24,604	24,602
Additional paid-in capital	77,636	77,502
Retained earnings	66,834	64,873
Accumulated other comprehensive loss	(42,580)	(48,028)
Total shareholders' equity	126,494	118,949
Total liabilities and shareholders’ equity	$1,809,481	$1,745,530

The accompanying notes to consolidated financial statements are an integral part of these statements.

FNCB BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended March 31,
(in thousands, except share data)	2023	2022
Interest income
Interest and fees on loans and leases	$14,565	$10,102
Interest and dividends on securities:
Taxable	3,077	2,390
Tax-exempt	587	612
Dividends	273	78
Total interest and dividends on securities	3,937	3,080
Interest on interest-bearing deposits in other banks	177	7
Total interest income	18,679	13,189
Interest expense
Interest on deposits	4,377	324
Interest on borrowed funds:
Federal Home Loan Bank of Pittsburgh advances	2,551	31
Junior subordinated debentures	166	51
Total interest on borrowed funds	2,717	82
Total interest expense	7,094	406
Net interest income before provision for credit losses	11,585	12,783
Provision for credit losses	975	759
Net interest income after provision for credit losses	10,610	12,024
Non-interest income
Deposit service charges	1,064	1,050
Net gain on the sale of available-for-sale debt securities	162	-
Net loss on equity securities	(508)	(125)
Net gain on the sale of mortgage loans held for sale	1	-
Loan-related fees	119	57
Income from bank-owned life insurance	197	145
Merchant services revenue	161	199
Wealth management services revenue	238	121
Other	237	343
Total non-interest income	1,671	1,790
Non-interest expense
Salaries and employee benefits	5,395	4,658
Occupancy expense	521	548
Equipment expense	272	324
Advertising expense	209	132
Data processing expense	998	1,063
Regulatory assessments	213	225
Bank shares tax	149	341
Professional fees	302	327
(Credit) provision for unfunded commitments	(269)	48
Other operating expenses	1,131	878
Total non-interest expense	8,921	8,544
Income before income tax expense	3,360	5,270
Income tax expense	697	917
Net income	$2,663	$4,353

Earnings per share
Basic	$0.14	$0.22
Diluted	$0.14	$0.22

Cash dividends declared per common share	$0.090	$0.075
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	19,682,357	19,935,288
Diluted	19,690,859	19,972,113

The accompanying notes to consolidated financial statements are an integral part of these statements.

FNCB BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended March 31,
(in thousands)	2023	2022
Net income	$2,663	$4,353
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale debt securities	8,774	(30,961)
Taxes	(1,842)	6,502
Net of tax amount	6,932	(24,459)

Reclassification adjustment gains included in net income	(162)	-
Taxes	34	-
Net of tax amount	(128)	-

Derivative adjustments	(1,716)	527
Taxes	360	(111)
Net of tax amount	(1,356)	416
Total other comprehensive income (loss)	5,448	(24,043)
Comprehensive income (loss)	$8,111	$(19,690)

The accompanying notes to consolidated financial statements are an integral part of these statements.

FNCB BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Three Months Ended March 31, 2023 and 2022
(unaudited)

(in thousands, except per share data)	Number of Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
For the three months ended:
Balances, December 31, 2021	19,989,875	$24,987	$80,128	$50,990	$6,352	$162,457
Net income for the period	-	-	-	4,353	-	4,353
Cash dividends paid, $0.075 per share	-	-	-	(1,499)	-	(1,499)
Restricted stock awards	-	-	100	-	-	100
Repurchase of common shares	(307,514)	(384)	(2,596)	-	-	(2,980)
Common shares issued through dividend reinvestment/optional cash purchase plan	1,310	1	10	(10)	-	1
Other comprehensive loss, net of tax of $6,391	-	-	-	-	(24,043)	(24,043)
Balances, March 31, 2022	19,683,671	$24,604	$77,642	$53,834	$(17,691)	$138,389

Balances, December 31, 2022	19,681,644	$24,602	$77,502	$64,873	$(48,028)	$118,949
Cumulative effect adjustment due to adoption of ASU 2016-13				1,080		1,080
Net income for the period	-	-	-	2,663	-	2,663
Cash dividends paid, $0.090 per share	-	-	-	(1,771)	-	(1,771)
Restricted stock awards	-	-	121	-	-	121
Common shares issued through dividend reinvestment/optional cash purchase plan	2,229	2	13	(11)	-	4
Other comprehensive income, net of tax of $1,448	-	-	-	-	5,448	5,448
Balances, March 31, 2023	19,683,873	$24,604	$77,636	$66,834	$(42,580)	$126,494

The accompanying notes to consolidated financial statements are an integral part of these statements.

FNCB BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
(in thousands)	2023	2022
Cash flows from operating activities:
Net income	$2,663	$4,353
Adjustments to reconcile net income to net cash provided by operating activities:
Investment securities amortization, net	484	723
Equity in trust	(5)	(2)
Depreciation of bank premises and equipment	352	389
Amortization of loan origination fees	160	(562)
Valuation adjustment for loan servicing rights	-	(3)
Stock-based compensation expense	121	100
Provision for credit losses	975	759
Valuation adjustment for unfunded commitments	(269)	48
Net gain on the sale of available-for-sale debt securities	(162)	-
Net loss on equity securities	508	125
Net gain on the sale of mortgage loans held for sale	(1)	-
Net gain on the sale of other real estate owned	-	(3)
Income from bank-owned life insurance	(197)	(145)
Proceeds from the sale of mortgage loans held for sale	61	542
Funds used to originate mortgage loans held for sale	-	(542)
Increase in accrued interest receivable	(186)	(227)
Increase in other assets	(443)	(441)
Increase in accrued interest payable	677	8
Decrease in other liabilities	(3,514)	(5,115)
Total adjustments	(1,439)	(4,346)
Net cash provided by operating activities	1,224	7

Cash flows from investing activities:
Maturities, calls and principal payments of available-for-sale debt securities	5,708	11,216
Proceeds from the sale of available-for-sale debt securities	7,054	-
Purchases of available-for-sale debt securities	(1,500)	(33,921)
Purchases of equity securities	(160)	(221)
Redemption (purchase) of restricted stock	63	(2,109)
Net increase in loans and leases to customers	(39,862)	(56,420)
Proceeds from the sale of other real estate owned	-	695
Purchase of bank-owned life insurance	-	(3,000)
Purchases of bank premises and equipment	(52)	(202)
Net cash used in investing activities	(28,749)	(83,962)

Cash flows from financing activities:
Net increase (decrease) in deposits	42,659	(43,435)
Net (decrease) increase in Federal Home Loan Bank of Pittsburgh advances - overnight	(49,900)	66,950
Proceeds from Federal Home Loan Bank of Pittsburgh advances - term	96,688	10,000
Repayment of Federal Home loan Bank of Pittsburgh advances - term	(32,500)	(20,000)
Repurchase of common shares	-	(2,980)
Proceeds from issuance of common shares, net of discount	4	1
Cash dividends paid	(1,771)	(1,499)
Net cash provided by financing activities	55,180	9,037
Net increase (decrease) in cash and cash equivalents	27,655	(74,918)
Cash and cash equivalents at beginning of period	41,916	99,020
Cash and cash equivalents at end of period	$69,571	$24,102

Supplemental cash flow information
Cash paid during the period for:
Interest	$6,417	$398
Taxes	1,200	1,100
Other transactions:
Available-for-sale debt securities purchased, not settled	-	546

The accompanying notes to consolidated financial statements are an integral part of these statements.

FNCB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1.   Basis of Presentation

The consolidated financial statements of FNCB Bancorp, Inc. are comprised of the accounts of FNCB Bancorp, Inc., a registered bank holding company under the Bank Holding Company Act of 1956, and its wholly owned subsidiary, FNCB Bank (the “Bank”), as well as the Bank’s wholly owned subsidiaries (collectively, “FNCB”). The accounting and reporting policies of FNCB conform to accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all the information and accompanying notes required by GAAP for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included in the consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation. Prior period amounts have been reclassified when necessary to conform to the current period’s presentation. Such reclassifications did not have an impact on the operating results or financial position of FNCB. The operating results and financial position of FNCB for the three months ended March 31, 2023  may not be indicative of future results of operations and financial position.

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to change in the near term are the allowance for credit losses (“ACL”), securities’ valuation and evaluation for credit impairment and income taxes.

FNCB has evaluated events and transactions occurring subsequent to March 31, 2023, the balance sheet date, for items that could potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the issuance date of these consolidated financial statements. See Note 12, "Regulatory Matters" for information about events and transactions that have occurred subsequent to the balance sheet date.

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in FNCB’s audited financial statements, included in the Annual Report filed on Form 10-K as of and for the year ended December 31, 2022.

Note 2.   Summary of Significant Accounting Policies/New Authoritative Accounting Guidance

The disclosures below update and supplement the accounting policies previously disclosed in Note 2, "Summary of Significant Accounting Policies" included in FNCB's Annual Report filed on Form 10-K as of and for the year ended December 31, 2022 and reflect the adoption of Accounting Standards Update ("ASU") 2016-13, Financial Instruments – Credit Losses (Topic 326): “Measurement of Credit Losses on Financial Instruments,” by FNCB on January 1, 2023. ASU 2016-13 is also commonly referred to as Accounting Standards Codification ("ASC") 326 or Current Expected Credit Losses ("CECL").

Allowance for Credit Loss ("ACL") on Debt Securities: The ACL is a valuation account that is deducted from the amortized cost basis to present the net amount expected to be collected on the held-to-maturity portfolio. At March 31, 2023, FNCB had no securities classified as held-to-maturity.

Upon adoption of ASU 2016-13, management no longer evaluates securities for other than temporary impairment ("OTTI"), as ASC Subtopic 326-30, "Financial Instruments—Credit Losses—Available-for-Sale Debt Securities," changes the accounting for recognizing impairment on available-for-sale debt securities. Each quarter management evaluates impairment where there has been a decline in fair value below the amortized cost basis of a security to determine whether there is a credit loss associated with the decline in fair value. Management considers the nature of the collateral, potential future changes in collateral values, default rates, delinquency rates, third-party credit support, credit ratings, interest rate changes since purchase, volatility of the security’s fair value and historical loss information for financial assets secured with similar collateral among other factors. Credit losses are calculated individually, rather than collectively, using a discounted cash flow ("DCF") method, whereby management compares the present value of expected cash flows with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance on available-for-sale debt securities is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance is recognized in other comprehensive income (loss).

FNCB’s estimate of expected credit losses includes a measure of the expected risk of credit loss even if that risk is remote. However, FNCB does not measure expected credit losses on an investment security in which historical credit loss information adjusted for current conditions and reasonable and supportable forecast results in an expectation that nonpayment of the amortized cost basis is zero. Management does not expect nonpayment of the amortized cost basis to be zero solely on the basis of the current value of collateral securing the security but, instead, also considers the nature of the collateral, potential future changes in collateral values, default rates, delinquency rates, third-party guarantees, credit ratings, interest rate changes since purchase, volatility of the security’s fair value and historical loss information for financial assets secured with similar collateral. FNCB performed an analysis that determined that the following securities have a zero expected credit loss: U.S. government agencies, mortgage-backed securities of U.S. government and government-sponsored agencies, as all of the U.S. government agencies and U.S. government agency backed securities have the full faith and credit backing of the United States Government or one of its agencies.

The allowance on available-for-sale debt securities may be in full or a portion thereof, and is recorded as an expense (credit) within the provision for credit losses on the consolidated statements of income. Losses are charged against the allowance when management believes the uncollectibility of an available-for-sale debt security is confirmed based on the above-described analysis. As of March 31, 2023 and January 1, 2023 (i.e. ASU 2016-13 adoption), there was no allowance established for FNCB's available-for-sale debt securities.

Loans:  FNCB reports loans and leases held for in the portfolio at amortized cost.  Amortized cost is the principal balance outstanding net of the unamortized balance of any deferred fees or costs and the unamortized balance of any premiums or discounts on loans purchased through third-party originators.

Generally, for originated loans, loan fees and certain direct origination costs are deferred and amortized into interest income over the contractual term of the loan using the level-yield method over the estimated lives of the related loans. When a loan is paid off, the unamortized portion of deferred fees or costs are recognized in interest income. Interest income on originated loans is accrued based upon the daily principal amount outstanding except for loans on non-accrual status.

For purchased loans, interest income is accrued based upon the daily principal amount outstanding and is then further adjusted by the accretion of any discount or amortization of any premium associated with the loan that was recognized based on the acquisition date fair value. When a loan is paid off, the unamortized portion of any premiums or discounts on loans are recognized in interest income.

ACL on Loans: The ACL on the loan portfolio is a significant accounting estimate used in the preparation of the FNCB's consolidated financial statements. Upon adoption of ASU 2016-13 FNCB replaced the incurred loss impairment model that recognizes losses when it becomes probable that a credit loss will be incurred, with a requirement to recognize lifetime expected credit losses immediately when a financial asset is originated or purchased. The ACL is a valuation account that is deducted from the amortized cost basis of loans to present the net amount expected to be collected on the loans. Loans, or portions thereof, are charged off against the allowance when they are deemed uncollectible. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged- off.  The allowance is comprised of reserves measured on a collective (pool) basis based on a lifetime loss-rate model when similar risk characteristics exist. Loans that do not share risk characteristics are evaluated on an individual basis.  Arriving at an appropriate level of ACL involves a high degree of judgment. While management uses available information to recognize losses on loans, changing economic conditions and the economic prospects of the borrowers may necessitate future additions or reductions to the allowance.

FNCB estimates expected credit losses using the DCF method for all loan portfolio segments measured on a collective (pool) basis. For each loan segment, a cash flow projection is generated at the instrument level. A default rate and loss given default assumption are applied to the pool’s projective model of cash flows taking into consideration the effects of prepayments and principal curtailment effects. The analysis produces expected cash flows for each instrument in the pool by pairing loan-level term information (maturity date, payment amount, interest rate, etc.) with top-down pool assumptions (default rates and prepayment speeds).

Management has determined that peer loss experience provides the best basis for its assessment of expected credit losses to determine the ACL. FNCB utilizes peer call report data to measure historical credit loss experience with similar risk characteristics within the segments over an economic cycle. Management reviews the historical loss information to appropriately adjust for differences in current asset specific risk characteristics. Management also considered further adjustments to historical loss information for current conditions and reasonable and supportable forecasts that differ from the conditions that existed for the period over which historical information was evaluated. For all segment models for collectively evaluated loans, FNCB incorporates one macroeconomic driver, the national unemployment rate, using a statistical regression modeling methodology. Management determined that four quarters currently represents a reasonable and supportable forecast period. For the contractual term that extend beyond the reasonable and supportable forecast period, FNCB reverts to historical loss information within eight quarters using a straight-line approach. Management may apply different reversion techniques depending on the economic environment for the financial asset portfolio and as of the current period has utilized a linear reversion technique.

Management also considers certain qualitative factors in its evaluation of expected credit losses, these factors include: (i) changes in the credit quality trends of a respective segment which may be measured by risk ratings, FICO scores, delinquency rates, and payment performance, (ii) changes in independent third-party loan reviews and regulatory exam ratings, (iii) changes in local unemployment rates, (iv) portfolio segment growth rates and concentrations, and (v) other external factors that may affect bank lending and operations such as a pandemic, natural disaster, or loss of a major employer, among others.

Individually Evaluated Loans:  Prior to the adoption of ASU 2016-13 on January 1, 2023, a loan was individually evaluated when the loan was considered impaired.  A loan was considered to be impaired when based on current information and events, it was probable that FNCB would not be able to collect all amounts due from the borrower in accordance with the contractual terms of the loan, including scheduled interest payments.

With the adoption of ASU 2016-13, loans that do not share risk characteristics with existing pools are evaluated on an individual basis.  FNCB considers a loan to be collateral dependent when management has determined that foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and  repayment of the financial asset to expected to be provided substantially through the operation or sale of the collateral.  When repayment is expected to be from the operation of the collateral, the specific credit loss reserve is calculated as the amount by which the amortized cost basis of the financial asset exceeds the NPV from the operation of the collateral. When repayment is expected to be from the sale of the collateral, the specific credit loss reserve is calculated as the amount by which the amortized cost basis of the financial asset exceeds the fair value of the underlying collateral less estimated cost to sell.  The allowance may be zero if the fair value of the collateral at the measurement date exceeds the amortized cost basis of the financial asset.

Accrued Interest: Upon adoption of ASU 2016-13 on January 1, 2023, FNCB made the following elections regarding accrued interest receivable: (i) present accrued interest receivable balances separately on the consolidated statements of condition; (ii) exclude accrued interest from the measurement of the ACL, including investments and loans; and (iii) continue to write-off accrued interest receivable by reversing interest income when a loan is placed on non-accrual. FNCB's policy is to write-off accrued interest when a loan is placed on non-accrual.  Historically, FNCB has not experienced uncollectible accrued interest receivable on investment debt securities.

ACL for Unfunded Commitments:  The exposure is a component of other liabilities on FNCB’s consolidated statement of financial condition and represents the estimate for probable credit losses inherent in unfunded commitments to extend credit.  Unfunded commitments to extend credit include unused portions of lines of credit, availability on construction and land development loans and standby and commercial letters of credit. The process used to determine the ACL for these exposures is consistent with the process for determining the allowance for loans, as adjusted for estimated funding probabilities or loan equivalency factors.  A charge (credit) to provision for unfunded commitments on the consolidated statements of income is made to account for the change in the ACL on unfunded commitment exposures between reporting periods.

New Authoritative Accounting Guidance

On January 1, 2023, FNCB adopted ASU 2016-13. ASU 2016-13 significantly changes the impairment model for most financial assets that are measured at amortized cost and certain other instruments from an incurred loss model to an expected loss model. FNCB applied the new guidance using the modified-retrospective approach. Related to the implementation of ASU 2016-13, FNCB recorded a reduction in the ACL on loans and leases of $2.6 million, additional reserves for unfunded commitments of $1.3 million, a reduction in deferred tax assets of $287 thousand, and an increase to retained earnings of $1.1 million. The adoption of ASU 2013-16 did not have an effect on FNCB's available-for-sale debt securities.

The following table below presents the impact of ASU 2016-13 on the consolidated balance sheet:

	January 1, 2023
(in thousands)	As reported Under ASU 2016-13	Pre-ASU 2016-13	Impact of ASU 2016-13
Assets:
ACL on loans and leases:
Residential real estate	$(1,187)	$(2,215)	$1,028
Commercial real estate	(2,579)	(4,193)	$1,614
Construction, land acquisition and development	(1,814)	(747)	$(1,067)
Commercial and industrial	(3,887)	(4,099)	$212
Consumer	(1,677)	(1,307)	$(370)
State and political subdivisions	(413)	(503)	$90
Unallocated	-	(1,129)	$1,129
Total ACL on loans	(11,557)	(14,193)	2,636

Deferred income taxes	$15,759	$16,046	$(287)

Liabilities:
Liability for credit losses for unfunded commitments	$(2,217)	$(948)	$(1,269)

Shareholder's equity:
Retained earnings	$(65,953)	$(64,873)	$(1,080)

On January 1, 2023, FNCB adopted ASU 2022-02, Financial Instruments—Credit Losses (Topic 326): "Troubled Debt Restructurings and Vintage Disclosures."  ASU 2022-02 eliminates the TDR recognition and measurement guidance and, instead, requires that an entity evaluate (consistent with the accounting for other loan modifications) whether the modification represents a new loan or a continuation of an existing loan. The amendments also enhance existing disclosure requirements and introduce new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. For public business entities, these amendments require that an entity disclose current-period gross charge-offs by year of origination for financing receivables and net investment in leases within the scope of Subtopic 326-20. Gross charge-off information must be included in the vintage disclosures required for public business entities in accordance with paragraph 326-20-50-6, which requires that an entity disclose the amortized cost basis of financing receivables by credit quality indicator and class of financing receivable by year of origination.

Refer to Note 2 to FNCB’s consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the "2022 Annual Report") for a discussion of additional accounting guidance applicable to FNCB that will be adopted in future periods.

Note 3. Securities

Available-for-Sale Debt Securities

The following tables present the amortized cost, gross unrealized gains and losses, and the fair value of FNCB’s available-for-sale debt securities at March 31, 2023 and December 31, 2022:

	March 31, 2023
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(in thousands)	Cost	Gains	Losses	Value
Available-for-sale debt securities:
U.S. treasuries	$36,813	$-	$3,968	$32,845
Obligations of state and political subdivisions	242,857	106	23,480	219,483
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	92,338	-	11,588	80,750
Collateralized mortgage obligations - commercial	3,640	-	282	3,358
Mortgage-backed securities	22,331	2	2,363	19,970
Private collateralized mortgage obligations	77,933	16	8,209	69,740
Corporate debt securities	35,110	-	3,070	32,040
Asset-backed securities	14,562	-	284	14,278
Negotiable certificates of deposit	744	-	89	655
Total available-for-sale debt securities	$526,328	$124	$53,333	$473,119

	December 31, 2022
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(in thousands)	Cost	Gains	Losses	Value
Available-for-sale debt securities:
U.S. treasuries	$36,801	$-	$4,667	$32,134
Obligations of state and political subdivisions	250,244	90	29,552	220,782
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	93,577	-	13,170	80,407
Collateralized mortgage obligations - commercial	3,649	-	320	3,329
Mortgage-backed securities	23,332	1	2,670	20,663
Private collateralized mortgage obligations	80,648	-	8,141	72,507
Corporate debt securities	33,630	-	2,958	30,672
Asset-backed securities	15,287	5	351	14,941
Negotiable certificates of deposit	744	-	88	656
Total available-for-sale debt securities	$537,912	$96	$61,917	$476,091

Except for securities of U.S. government and government-sponsored agencies, there were no securities of any individual issuer that exceeded 10.0% of shareholders’ equity at March 31, 2023 and December 31, 2022.

The following table presents the maturity information of FNCB’s available-for-sale debt securities at March 31, 2023.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Because collateralized mortgage obligations, mortgage-backed securities and asset-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary.

	March 31, 2023
	Amortized	Fair
(in thousands)	Cost	Value
Amounts maturing in:
One year or less	$20,201	$20,043
After one year through five years	68,798	65,511
After five years through ten years	107,687	94,437
After ten years	118,838	105,032
Mortgage-backed securities	22,331	19,970
Collateralized mortgage obligations	173,911	153,848
Asset-backed securities	14,562	14,278
Total available-for-sale debt securities	$526,328	$473,119

The following table presents the gross proceeds received, and gross realized gains and losses, on sales of available-for-sale debt securities for the three months ended March 31, 2023 and 2022. Gains and losses realized on sales of available-for-sale debt securities are included in non-interest income in the consolidated statements of income. There were no sales of available-for-sale debt securities during the three months ended March 31, 2022.

	Three Months Ended March 31,
(in thousands)	2023	2022
Available-for-sale debt securities:
Gross proceeds received on sales	$7,054	$-
Gross realized gains	162	-
Gross realized losses	-	-

The following tables present the number, fair value and gross unrealized losses of available-for-sale debt securities with unrealized losses at March 31, 2023 and December 31, 2022, aggregated by investment category and length of time the securities have been in an unrealized loss position.

	March 31, 2023
	Less than 12 Months			12 Months or Greater			Total
	Number		Gross	Number		Gross	Number		Gross
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
(dollars in thousands)	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
U.S. treasuries	-	$-	$-	17	$32,845	$3,968	17	$32,845	$3,968
Obligations of state and political subdivisions	36	35,281	547	176	178,908	22,933	212	214,189	23,480
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	1	296	12	41	80,453	11,576	42	80,749	11,588
Collateralized mortgage obligations - commercial	-	-	-	3	3,358	282	3	3,358	282
Mortgage-backed securities	5	7,208	89	8	12,655	2,274	13	19,863	2,363
Private collateralized mortgage obligations	17	15,938	477	38	52,046	7,732	55	67,984	8,209
Corporate debt securities	13	15,921	1,379	17	16,119	1,691	30	32,040	3,070
Asset-backed securities	2	7,268	72	9	7,010	212	11	14,278	284
Negotiable certificates of deposit	-	-	-	3	655	89	3	655	89
Total available-for-sale debt securities	74	$81,912	$2,576	312	$384,049	$50,757	386	$465,961	$53,333

	December 31, 2022
	Less than 12 Months			12 Months or Greater			Total
	Number		Gross	Number		Gross	Number		Gross
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
(dollars in thousands)	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
U.S. treasuries	-	$-	$-	17	$32,134	$4,667	17	$32,134	$4,667
Obligations of state and political subdivisions	128	146,932	12,751	94	69,872	16,801	222	216,804	29,552
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	16	26,826	3,407	26	53,581	9,763	42	80,407	13,170
Collateralized mortgage obligations - commercial	2	1,911	94	1	1,418	226	3	3,329	320
Mortgage-backed securities	7	8,569	219	7	11,998	2,451	14	20,567	2,670
Private collateralized mortgage obligations	29	27,705	1,213	28	42,819	6,928	57	70,524	8,141
Corporate debt securities	18	21,325	1,805	11	9,347	1,153	29	30,672	2,958
Asset-backed securities	5	7,295	179	5	3,988	172	10	11,283	351
Negotiable certificates of deposit	-	-	-	3	656	88	3	656	88
Total available-for-sale debt securities	205	$240,563	$19,668	192	$225,813	$42,249	397	$466,376	$61,917

Evaluation for Credit Impairment

Quarterly, or more frequently if market conditions warrant, management evaluates securities for impairment where there has been a decline in fair value of a security below its amortized cost basis to determine whether the decline in fair value has resulted from a credit loss, or if it is entirely the result of noncredit factors.  At March 31, 2023, there were 386 securities in an unrealized loss position. FNCB expects to recover its amortized cost basis of all available-for-sale debt securities. Furthermore, FNCB does not intend to sell, nor is it more likely than not that it would be required to sell, any security in an unrealized loss position prior to recovery of its amortized cost. As part of its evaluation, management considered, among other things, the length of time a security’s fair value is less than its amortized cost, the severity of decline, any adverse conditions related to the security, an industry or geographic area, any adverse changes to the rating of any security by a rating agency, whether or not any issuer has failed to make contractual principal and interest payments, or if there are any indications that an issuer would not be able to make future contractual principal and interest payments.

Management performed a review of all securities in an unrealized loss position as of March 31, 2023 and noted that there was no material change in the credit quality of any of the issuers or any other event or circumstance that may cause a significant adverse effect on the fair value of these securities. Moreover, to date, FNCB has received all scheduled principal and interest payments and expects to fully collect all future contractual principal and interest payments on all securities in an unrealized loss position at March 31, 2023. Based on the results of its review and considering the attributes of these debt securities, management concluded that changes in the fair values of the securities were consistent with movements in market interest rates and spreads relative to when the securities were purchased and not due to the credit quality of the securities or issuers. Accordingly, management determined that FNCB was not required to establish an ACL for any security in an unrealized loss position at March 31, 2023.

Equity Securities

Included in equity securities with readily determinable fair values at March 31, 2023 and December 31, 2022 were investments in the common or preferred stock of publicly traded bank holding companies and an investment in a mutual fund comprised of 1-4 family residential mortgage-backed securities collateralized by properties within FNCB’s market area. Equity securities with readily determinable fair values are reported at fair value with net unrealized gains and losses recognized in the consolidated statements of income.

The following table presents unrealized and realized gains and losses recognized in net income on equity securities for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
(in thousands)	2023	2022
Net losses recognized on equity securities	$(508)	$(125)
Less: net gains (losses) realized on equity securities sold	-	-
Unrealized losses on equity securities	$(508)	$(125)

Equity Securities without Readily Determinable Fair Values

At March 31, 2023 and  December 31, 2022, equity securities without readily determinable fair values consisted of a $500 thousand investment in a fixed-rate, non-cumulative perpetual preferred stock of a privately-held bank holding company, which is included in other assets in the consolidated statement of financial condition. The preferred stock pays quarterly dividends at an annual rate of 8.25%. The preferred stock of this bank holding company is not traded on any established market and is accounted for as an equity security without a determinable fair value. Under GAAP, an equity security without a readily determinable fair value shall be written down to its fair value if a qualitative assessment indicates that the investment is impaired, and the fair value of the investment is less than its carrying value.  As part of its qualitative assessment, management engaged an independent third party to provide valuations of this investment as of March 31, 2023 and December 31, 2022, which indicated that the investment was not impaired.  Accordingly, management determined that no adjustment for impairment was required at March 31, 2023 and  December 31, 2022.

Restricted Stock

The following table presents FNCB's investment in restricted stock at March 31, 2023 and  December 31, 2022.  Restricted stock has limited marketability and is carried at cost. Management noted no indicators of impairment for the Federal Home Loan Bank ("FHLB") of Pittsburgh or Atlantic Community Banker’s Bank stock at March 31, 2023 and  December 31, 2022.

	March 31,	December 31,
(in thousands)	2023	2022
Stock in Federal Home Loan Bank of Pittsburgh	$8,472	$8,535
Stock in Atlantic Community Banker's Bank	10	10
Total restricted securities, at cost	$8,482	$8,545

Note 4. Loans and Leases

The following table summarizes loans and leases by portfolio segment at March 31, 2023 and  December 31, 2022. In accordance with the adoption of ASU 2016-13, as of March 31, 2023, the table presents the amortized cost basis of each portfolio segment, which includes net deferred costs of $1.9 million, unearned income of $877 thousand and unamortized premiums on purchased loans of $257 thousand. Accrued interest receivable is accounted for separately.

	March 31,	December 31,
(in thousands)	2023	2022
Residential real estate	$246,428	$250,221
Commercial real estate	373,630	376,976
Construction, land acquisition and development	64,890	66,555
Commercial and industrial	317,830	272,024
Consumer	91,644	92,612
State and political subdivisions	69,367	64,955
Total loans and leases	1,163,789	1,123,343
Unearned income	-	(810)
Net deferred origination fees	-	1,784
Allowance for credit losses	(12,279)	(14,193)
Net loans and leases	$1,151,510	$1,110,124

FNCB's commercial credit product offerings include commercial equipment financing, operating under the brand 1st Equipment Finance, that offer simple interest loans, direct finance leases and municipal leases. Simple interest loans and direct finance leases originated under this initiative are included in commercial and industrial loans, tax-free municipal leases originated under this initiative are included in state and political subdivision loans. Simple interest loans and direct finance leases originated under this initiative and included in commercial and industrial loans were $108.0 million at March 31, 2023 and $79.3 million at December 31, 2022. Tax-free municipal leases which are included in state and political subdivision loans were  $4.8 million at March 31, 2023 and $4.4 million at December 31, 2022.

FNCB has granted loans, letters of credit and lines of credit to certain of its executive officers and directors as well as to certain of their related parties. For more information about related party transactions, refer to Note 9, “Related Party Transactions” to these consolidated financial statements.

FNCB originates 1- 4 family mortgage loans for sale in the secondary market. During the three months ended  March 31, 2023, and 2022, the principal balance of 1- 4 family mortgages sold on the secondary market were $0.1 million and $0.5 million, respectively. Net gains on the sale of residential mortgage loans for the three months ended March 31, 2023, totaled $1 thousand. There were no gains recognized on the sale of residential mortgage loans for the three months ended March 31, 2022.  FNCB retains servicing rights on mortgages sold on the secondary market. There were no 1- 4 family residential mortgage loans held for sale at March 31, 2023 and 2022.

The unpaid principal balance of loans serviced for others, which includes residential mortgages and SBA-guaranteed loans, was $77.0 million at March 31, 2023 and $78.7 million at December 31, 2022.

Credit Risk Profiles– Commercial Loans

Management continuously monitors and evaluates the credit quality of FNCB’s commercial loans by regularly reviewing certain credit risk profiles. Management utilizes credit risk ratings as the key credit quality indicator for evaluating the credit quality of FNCB’s commercial loan receivables.

FNCB’s loan rating system assigns a degree of risk to commercial loans based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors. Management analyzes these non-homogeneous loans individually by grading the loans as to credit risk and probability of collection for each type of loan. Commercial and industrial loans include commercial indirect auto loans which are not individually risk rated, and construction, land acquisition and development loans include residential construction loans which are also not individually risk rated. These loans are monitored on a pool basis due to their homogeneous nature as described in “Credit Risk Profile – Other Loans” below. FNCB risk rates certain residential real estate loans and consumer loans that are part of a larger commercial relationship using a credit grading system as described in “Credit Risk Profiles – Commercial Loans.” The grading system contains the following basic risk categories:

1.	Minimal Risk
2.	Above Average Credit Quality
3.	Average Risk
4.	Acceptable Risk
5.	Pass - Watch
6.	Special Mention
7.	Substandard - Accruing
8.	Substandard - Non-Accrual
9.	Doubtful
10.	Loss

This analysis is performed on a quarterly basis using the following definitions for risk ratings:

Pass – Assets rated 1 through 5 are considered pass ratings. These assets are contractually current as to principal and interest, are otherwise in compliance with the contractual terms of their respective loan agreement, and are considered fully collectible. Management believes there is a low risk of loss related to loans considered pass-rated.

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

Credit Risk Profiles – Other Loans

Certain residential real estate loans, consumer loans, commercial and municipal indirect auto loans are monitored on a pool basis due to their homogeneous nature. Loans that are delinquent 90 days or more are placed on non-accrual status unless collection of the loan is in process and reasonably assured. FNCB utilizes performing (accruing) versus non-performing (non-accrual) status as the credit quality indicator for these loan pools.

Collateral Dependent Loans

Loans that do not share risk characteristics are evaluated on an individual basis. Such loans include loans where management has determined that foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and the company expects repayment of the financial asset to be provided substantially through the operation or sale of collateral. The ACL is measured based on the difference between the fair value of the collateral and the amortized cost basis of the asset as of the measurement date.

The following table presents the credit risk profile of loans and leases summarized by portfolio segment and year of origination at March 31, 2023:

	Credit Risk Profiles
	Term Loans By Origination Fiscal Year
								Total
(in thousands)	2023	2022	2021	2020	2019	Prior	Revolving	Loans
March 31, 2023
Credit Risk Profiles - Commercial Loans and Leases
Commercial real estate
Risk rating
Pass	$3,520	$73,209	$84,144	$43,342	$68,524	$84,688	$6,270	$363,697
Special mention	-	-	2,309	-	-	5,547	99	7,955
Substandard	-	-	-	-	-	1,978	-	1,978
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total commercial real state	3,520	73,209	86,453	43,342	68,524	92,213	6,369	373,630
Construction, land acquisition and development
Risk rating
Pass	1,381	32,118	26,674	1,230	387	997	1,402	64,189
Special mention	123	355	188	-	-	35	-	701
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total construction, land acquisition and development	1,504	32,473	26,862	1,230	387	1,032	1,402	64,890
Commercial and industrial
Risk rating
Pass	42,350	104,536	32,832	13,754	13,017	10,264	90,717	307,470
Special mention	-	23	440	328	49	267	208	1,315
Substandard	157	2,915	30	1,266	-	524	4,153	9,045
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total commercial and industrial	42,507	107,474	33,302	15,348	13,066	11,055	95,078	317,830
State and political subdivisions
Risk rating
Pass	6,565	15,894	22,139	2,495	16,423	5,851	-	69,367
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total state and political subdivisions	6,565	15,894	22,139	2,495	16,423	5,851	-	69,367
Credit Risk Profiles - Other Loans
Residential real estate
Performing	1,238	43,788	82,932	40,061	13,100	49,400	15,444	245,963
Non-performing	-	-	-	-	122	343	-	465
Total residential real estate	1,238	43,788	82,932	40,061	13,222	49,743	15,444	246,428
Consumer
Performing	6,228	41,491	25,962	4,555	3,208	9,878	37	91,359
Non-performing	-	43	56	18	60	108	-	285
Total consumer	6,228	41,534	26,018	4,573	3,268	9,986	37	91,644
Total loans and leases	$61,562	$314,372	$277,706	$107,049	$114,890	$169,880	$118,330	$1,163,789

Gross charge-offs	$-	$410	$304	$-	$6	$20	$36	$776

The following table presents the recorded investment in loans and leases receivable by major category and credit quality indicators at December 31, 2022, prior to the adoption of ASU 2016-13:

	Credit Quality Indicators
	December 31, 2022
	Commercial Loans and Leases						Other Loans
		Special				Subtotal	Accruing	Non-accrual	Subtotal	Total
(in thousands)	Pass	Mention	Substandard	Doubtful	Loss	Commercial	Loans	Loans	Other	Loans
Residential real estate	$43,188	$434	$99	$-	$-	$43,721	$205,887	$613	$206,500	$250,221
Commercial real estate	367,866	7,082	2,028	-	-	376,976	-	-	-	376,976
Construction, land acquisition and development	62,965	797	-	-	-	63,762	2,793	-	2,793	66,555
Commercial and industrial	260,358	829	8,875	-	-	270,062	1,962	-	1,962	272,024
Consumer	-	-	-	-	-	-	92,251	361	92,612	92,612
State and political subdivisions	64,955	-	-	-	-	64,955	-	-	-	64,955
Total	$799,332	$9,142	$11,002	$-	$-	$819,476	$302,893	$974	$303,867	$1,123,343

The following table summarizes activity in the ACL by major category for the three months ended March 31, 2023 and 2022.

			Construction,
			Land			State and
	Residential	Commercial	Acquisition and	Commercial		Political
(in thousands)	Real Estate	Real Estate	Development	and Industrial	Consumer	Subdivisions	Unallocated	Total
Three months ended March 31, 2023
Allowance for credit losses:
Balance at beginning of period	$2,215	$4,193	$747	$4,099	$1,307	$503	$1,129	$14,193
Impact of ASU-2016-13	(1,028)	(1,614)	1,067	(212)	370	(90)	(1,129)	(2,636)
Charge-offs	-	-	-	(53)	(723)	-	-	(776)
Recoveries	-	54	-	11	458	-	-	523
(Credits) provisions	(23)	(124)	(145)	1,083	185	(1)	-	975
Balance at end of period	$1,164	$2,509	$1,669	$4,928	$1,597	$412	$-	$12,279

Three months ended March 31, 2022
Allowance for loan and lease losses:
Balance at beginning of period	$2,081	$4,530	$392	$2,670	$1,159	$455	$1,129	$12,416
Charge-offs	(3)	-	-	(19)	(73)	-	-	(95)
Recoveries	-	-	-	4	45	-	-	49
Provisions (credits)	118	(106)	146	437	128	36	-	759
Balance at end of period	$2,196	$4,424	$538	$3,092	$1,259	$491	$1,129	$13,129

The following table presents ending loan and lease balances and related ACL by portfolio segment and impairment methodology at March 31, 2023:

			Construction,
			Land			State and
	Residential	Commercial	Acquisition and	Commercial		Political
(in thousands)	Real Estate	Real Estate	Development	and Industrial	Consumer	Subdivisions	Unallocated	Total
March 31, 2023
Allowance for credit losses:
Individually evaluated for impairment	$-	$8	$-	$32	$-	$-	$-	$40
Collectively evaluated for impairment	1,164	2,501	1669	4,896	1,597	412	-	12,239
Total	$1,164	$2,509	$1,669	$4,928	$1,597	$412	$-	$12,279

Loans and leases receivable:
Individually evaluated for impairment	$229	$1,327	$-	$291	$-	$-	$-	$1,847
Collectively evaluated for impairment	246,199	372,303	64,890	317,539	91,644	69,367	-	1,161,942
Total	$246,428	$373,630	$64,890	$317,830	$91,644	$69,367	$-	$1,163,789

The table presents ending loan balances and related ALLL by segment and impairment methodology at December 31, 2022, prior to the adoption of ASU 2016-13:

			Construction,
			Land			State and
	Residential	Commercial	Acquisition and	Commercial		Political
(in thousands)	Real Estate	Real Estate	Development	and Industrial	Consumer	Subdivisions	Unallocated	Total
December 31, 2022
Allowance for loan and lease losses:
Individually evaluated for impairment	$17	$15	$-	$2	$-	$-	$-	$34
Collectively evaluated for impairment	2,198	4,178	747	4,097	1,307	503	1,129	14,159
Total	$2,215	$4,193	$747	$4,099	$1,307	$503	$1,129	$14,193

Loans and leases receivable:
Individually evaluated for impairment	$1,472	$5,766	$-	$362	$-	$-	$-	$7,600
Collectively evaluated for impairment	248,749	371,210	66,555	271,662	92,612	64,955	-	1,115,743
Total	$250,221	$376,976	$66,555	$272,024	$92,612	$64,955	$-	$1,123,343

The following table presents the amortized cost of collateral-dependent loans and leases by portfolio segment and type of collateral as of March 31, 2023:

	March 31, 2023
	Type of Collateral
(in thousands)	Residential Property	Commercial Property	Business Assets	Total
Loans and leases:
Residential real estate	$229	$-	$-	$229
Commercial real estate	-	1,327	-	1,327
Construction, land acquisition and development	-	-	-	-
Commercial and industrial	-	-	157	157
Consumer	-	-	-	-
State and political subdivisions	-	-	-	-
Total collateral dependent loans and leases	$229	$1,327	$157	$1,713

The following table presents the delinquency status of past due and non-accrual loans and leases at March 31, 2023 and December 31, 2022:

	March 31, 2023
	Delinquency Status
	30-89 Days	>/= 90 Days	Nonaccrual	Total
(in thousands)	Past Due	Past Due	Loans	Past Due	Current	Total
Loans and leases:
Residential real estate	$480	$-	$465	$945	$245,483	$246,428
Commercial real estate	7	-	1,529	1,536	372,094	373,630
Construction, land acquisition and development	-	-	-	-	64,890	64,890
Commercial and industrial	428	-	322	750	317,080	317,830
Consumer	1,204	52	285	1,541	90,103	91,644
State and political subdivisions	-	-	-	-	69,367	69,367
Total loans and leases	$2,119	$52	$2,601	$4,772	$1,159,017	$1,163,789

	December 31, 2022
	Delinquency Status
	30-89 Days	>/= 90 Days	Nonaccrual	Total
(in thousands)	Past Due	Past Due	loans	Past Due	Current	Total
Loans and leases:
Residential real estate	$555	$-	$713	$1,268	$248,953	$250,221
Commercial real estate	-	-	1,545	1,545	375,431	376,976
Construction, land acquisition and development	-	-	-	-	66,555	66,555
Commercial and industrial	113	-	144	257	271,767	272,024
Consumer	1,378	79	361	1,818	90,794	92,612
State and political subdivisions	-	-	-	-	64,955	64,955
Total loans and leases	$2,046	$79	$2,763	$4,888	$1,118,455	$1,123,343

Included in loans and leases receivable are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The recorded investment in these non-accrual loans was $2.6 million and $2.8 million at March 31, 2023 and December 31, 2022, respectively. Generally, loans are placed on non-accrual status when they become 90 days or more delinquent. Once a loan is placed on non-accrual status, it remains on non-accrual status until it has been brought current, has six months of performance under the loan terms, and factors indicating reasonable doubt about the timely collection of payments no longer exist. Therefore, loans may be current in accordance with their loan terms, or may be less than 90 days delinquent, and still be on a non-accrual status. Loans past due 90 days or more and still accruing were $52 thousand at March 31, 2023 and $79 thousand at  December 31, 2022. and were comprised entirely of unsecured personal loans purchased through and serviced by a third-party originator.

The following tables present a distribution of the recorded investment and unpaid principal balance of impaired loans and the related allowance at  December 31, 2022, prior to the adoption of ASU 2016-13. Non-accrual loans, with balances less than the $100 thousand loan relationship threshold are not evaluated individually for impairment and accordingly, are not included in the following table. However, these loans were evaluated collectively for impairment as homogeneous pools in the general allowance. Total non-accrual loans with balances less than the $100 thousand loan relationship threshold were $0.7 million at December 31, 2022.

	December 31, 2022
		Unpaid
	Recorded	Principal	Related
(in thousands)	Investment	Balance	Allowance
With no allowance recorded:
Residential real estate	$431	$509	$-
Commercial real estate	1,071	1,339	-
Construction, land acquisition and development	-	-	-
Commercial and industrial	218	218	-
Consumer	-	-	-
State and political subdivisions	-	-	-
Total impaired loans with no related allowance recorded	1,720	2,066	-

With a related allowance recorded:
Residential real estate	1,041	1,041	17
Commercial real estate	4,695	4,695	15
Construction, land acquisition and development	-	-	-
Commercial and industrial	144	362	2
Consumer	-	-	-
State and political subdivisions	-	-	-
Total impaired loans with a related allowance recorded	5,880	6,098	34

Total impaired loans:
Residential real estate	1,472	1,550	17
Commercial real estate	5,766	6,034	15
Construction, land acquisition and development	-	-	-
Commercial and industrial	362	580	2
Consumer	-	-	-
State and political subdivisions	-	-	-
Total impaired loans	$7,600	$8,164	$34

The following table presents the average balance and interest income by loan segment recognized on impaired loans for the three months ended March 31, 2022:

	For the Three Months Ended
	March 31, 2022
	Average	Interest
(in thousands)	Balance	Income (1)
Residential real estate	$1,723	$15
Commercial real estate	7,450	54
Construction, land acquisition and development	-	-
Commercial and industrial	735	4
Consumer	-	-
State and political subdivisions	-	-
Total impaired loans	$9,908	$73

The additional interest income that would have been earned on non-accrual and restructured loans had these loans performed in accordance with their original terms approximated $43 thousand for the three months ended March 31, 2022, respectively.

Loan Modifications to Borrowers Experiencing Financial Difficulty

ASU 2022-02 eliminated the accounting guidance for TDRs while enhancing disclosure requirements for certain loan refinancing and restructurings by creditors when a borrower is experiencing financial difficulty. In accordance with the new guidance, FNCB no longer evaluates loans with modifications made to borrowers experiencing financial difficulty individually for impairment, nor establishes a related specific reserve for such loans, but rather these loans are included in their respective portfolio segment and evaluated collectively for impairment to establish an ACL.

There was one modification made to a borrower experiencing financial difficulty during the three months ended March 31, 2023. The modification involved a 12-month extension of term for a loan secured by residential real estate with an amortized cost basis of $79 thousand, which was immaterial relative to the total period-end amortized cost basis of all loans in the residential real estate portfolio segment. There were no loan modifications made to borrowers experiencing financial difficulty during the three months ended March 31, 2022.

There were no loan modifications made to borrowers experiencing financial difficulty during the quarter ended March 31, 2023 that subsequently defaulted.

Residential Real Estate Loan Foreclosures

There were three residential real estate properties in the process of foreclosure at March 31, 2023, with an aggregate recorded investment of $212 thousand. There were two residential real estate properties, with an aggregate recorded investment of $98 thousand that were in the process of foreclosure at March 31, 2022. There were no residential real estate properties included in other real estate owned ("OREO") at March 31, 2023 and 2022.

Note 5. Deposits

The following table presents deposits by major category at  March 31, 2023 and December 31, 2022:

	March 31,	December 31,
(in thousands)	2023	2022
Demand (non-interest bearing)	$281,114	$305,850
Interest-bearing:
Interest-bearing demand	683,679	808,497
Savings	139,533	148,426
Time ($250,000 and over)	51,411	24,902
Other time	307,569	132,972
Total interest-bearing	1,182,192	1,114,797
Total deposits	$1,463,306	$1,420,647

Note 6. Borrowings

FNCB has an agreement with the FHLB of Pittsburgh which allows for borrowings, either overnight or term, up to a maximum borrowing capacity based on a percentage of qualifying loans pledged under a blanket pledge agreement. In addition to pledging loans, FNCB is required to purchase FHLB of Pittsburgh stock based upon the amount of credit extended. Loans that were pledged to collateralize borrowings under this agreement were $478.4 million at March 31, 2023 and $482.1 million at December 31, 2022. FNCB's maximum borrowing capacity was $391.5 million at March 31, 2023. Overnight advances through the FHLB of Pittsburgh were $89.5 million at March 31, 2023 and $139.4 million at December 31, 2022. FNCB had term advances through the FHLB of Pittsburgh of $96.8 million at March 31, 2023 and $32.7 million at December 31, 2022. Of the $96.8 million in term advances outstanding at March 31, 2023, $50.0 million were hedged under interest rate swaps. There were no term advances through the FHLB of Pittsburgh that were hedged under interest rate swaps at December 31, 2022. At December 31, 2022, there were $47.5 million in letters of credit outstanding which were used to secure municipals deposits. There were no such letters of credit outstanding at March 31, 2023. FNCB had remaining borrowing availability at the FHLB of Pittsburgh of $205.2 million at March 31, 2023.

Advances through the Federal Reserve Bank Discount Window generally include short-term advances which are fully collateralized by certain pledged loans of $24.5 million under the Federal Reserve Bank's Borrower-in-Custody ("BIC") program.  There were no advances under the BIC program outstanding at March 31, 2023 and December 31, 2022. FNCB has available borrowing capacity of $17.9 million under this program at March 31, 2023.

On March 12, 2023, the Federal Reserve Bank established a new Bank Term Funding Program (“BTFP”) to provide additional funding to eligible depository institutions. The BTFP is an additional source of liquidity collateralized by high-quality securities valued at par including U.S. Treasury securities, U.S. government agency debt and mortgage-backed securities and other qualifying securities. There were no outstanding advances through the BTFP at March 31, 2023. FNCB had $25.3 million in available funding under the BTFP at March 31, 2023.

The following table presents borrowings, by type, outstanding, at  March 31, 2023 and December 31, 2022.

	March 31,	December 31,
(in thousands)	2023	2022
FHLB of Pittsburgh - overnight	$89,500	$139,400
FHLB of Pittsburgh - term	96,838	32,650
Subtotal FHLB of Pittsburgh advances	186,338	172,050
Junior subordinated debentures	10,310	10,310
Total borrowed funds	$196,648	$182,360

Note 7. Derivative and Hedging Transactions

Risk Management Objective of Using Derivatives

FNCB is exposed to certain risks arising from both its business operations and economic conditions. It principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. FNCB manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its assets and liabilities and the use of derivative financial instruments. Specifically, FNCB enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future unknown and uncertain cash amounts, the value of which are determined by interest rates. Derivative financial instruments are used to manage differences in the amount, timing, and duration of known or expected cash payments primarily related to FNCB's borrowings. FNCB's existing credit derivatives result from loan participations arrangements, and therefore, are not used to manage interest rate risk in FNCB's assets or liabilities.

Cash Flow Hedges of Interest Rate Risk

FNCB's objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements.  To accomplish this objective, FNCB primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for FNCB making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Such derivatives were used to hedge the variable cash flows associated with forecasted issuances of debt in 2023 and 2022.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings.  Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on FNCB's variable-rate debt.  During the next twelve months, it is estimated that an additional $765 thousand will be reclassified as a decrease to interest expense.

Non-designated Hedges

Derivatives not designated as hedges are not speculative and result from a service FNCB provides to certain customers.  FNCB executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that FNCB executes with a third party, such that FNCB minimizes its net risk exposure resulting from such transactions.  As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. FNCB's existing credit derivatives result from participations out of interest rate swaps provided to external lenders as part of loan participation arrangements, and therefore, are not used to manage interest rate risk in FNCB's assets or liabilities. Derivatives not designated as hedges are not speculative and result from a service FNCB provides to certain lenders which participate in loans.

Fair Values of Derivative Instruments on the Balance Sheet

The following table presents the fair value of FNCB's derivative financial instruments and the classification on the consolidated statements of financial condition at March 31, 2023 and December 31, 2022:

		Derivative Assets					Derivative Liabilities
		March 31, 2023		December 31, 2022			March 31, 2023		December 31, 2022
(in thousands)	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Cash flow hedges	$20,000	Other assets	$951	Other assets	$1,173	$50,000	Other liabilities	$1,442	Other liabilities	$-
Total derivatives designated as hedging instruments			951		1,173			1,442		-
Derivatives not designated as hedging instruments
Interest rate swaps	$11,040	Other assets	$761	Other assets	$931	$11,040	Other liabilities	$761	Other liabilities	$931
Risk participation transaction	4,274		-		-			-		-
Total derivatives not designated as hedging instruments			761		931			761		931

Net Derivatives on the Balance Sheet			1,712		2,104			2,203		931
Gross amounts not offset in the Statement of Financial Position
Financial instruments			-		-			-		-
Cash collateral (1)			1,624		1,946			1,529		-
Net derivative amounts			$88		$158			$674		$931

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

Effect of Fair Value and Cash Flow Hedge Accounting on Accumulated Other Comprehensive Loss ("AOCL")

The following table presents the effect of fair value and cash flow hedge accounting on AOCL as of March 31, 2023 and 2022. Amounts disclosed are gross and not net of taxes:

	Three Months Ended March 31, 2023
(in thousands)	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (Loss) Derivative	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (Loss) Included Component	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (Loss) Excluded Component	Location of Gain or (Loss) Recognized from AOCL into Income	Amount of Gain or (Loss) Reclassified from AOCL into Income	Amount of Gain or (Loss) Reclassified from AOCL into Income Included Component	Amount of Gain or (Loss) Reclassified from AOCL into Income Excluded Component
Derivatives in cash flow hedging relationships
Interest rate products	$1,471	$1,471	$-	Interest expense	$245	$245	$-
Total	$1,471	$1,471	$-		$245	$245	$-

	Three Months Ended March 31, 2022
(in thousands)	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (Loss) Derivative	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (Loss) Included Component	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (Loss) Excluded Component	Location of Gain or (Loss) Recognized from AOCL into Income	Amount of Gain or (Loss) Reclassified from AOCL into Income	Amount of Gain or (Loss) Reclassified from AOCL into Income Included Component	Amount of Gain or (Loss) Reclassified from AOCL into Income Excluded Component
Derivatives in cash flow hedging relationships
Interest rate products	$514	$514	$-	Interest expense	$(12)	$(12)	$-
Total	$514	$514	$-		$(12)	$(12)	$-

Effect of Fair Value and Cash Flow Hedge Accounting on the Statement of Income

The following table presents the effect of the FNCB's derivative financial instruments on the consolidated statements of income for the years ended March 31, 2023 and 2022:

	Location and Amount of Gain or (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Three Months Ended	Three Months Ended
	March 31, 2023	March 31, 2022
(in thousands)	Interest Expense	Interest Expense
Total amounts of income and expense line items presented in the cash flow statement of financial performance in which the effects of fair value or hedges are recorded	$245	$(12)

The effects of fair value and cash flow hedging:
Gain or (loss) on cash flow hedging relationships in Subtopic 815-20
Interest contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income	$245	$(12)
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income as a result that a forecasted transaction is no longer probable of occurring	$-	$-

Amount of gain or (loss) reclassified from accumulated OCI into income - included component	$245	$(12)
Amount of gain or (loss) reclassified from accumulated OCI into income - excluded component	$-	$-

Effect of Derivatives Not Designated as Hedging Instruments on the Statement of Income

Derivative financial instruments that are not designated as hedging instruments had no effect on the consolidated statements of income for the quarter ended  March 31, 2023, and year ended December 31, 2022.

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

FNCB has minimum collateral posting thresholds with certain of its derivative counterparties for derivatives in a net liability position. As of March 31, 2023, and  December 31, 2022, FNCB had no derivatives in a net liability position and accordingly did not have to post any collateral.

Note 8. Income Taxes

The following table presents a reconciliation between the effective income tax expense and the income tax expense that would have been provided at the federal statutory tax rate of 21.0% for the three months ended March 31, 2023 and 2022.

	For the Three Months Ended March 31,
	2023		2022
(dollars in thousands)	Amount	%	Amount	%
Provision at statutory tax rates	$706	21.00%	$1,107	21.00%
Add (deduct) tax effects of:
Tax-free interest income	(212)	(6.31)%	(201)	(3.81)%
Non-deductible interest expense	21	0.63%	11	0.21%
Bank-owned life insurance	(41)	(1.22)%	(31)	(0.59)%
Unrealized losses (gains) on equity securities	107	3.18%	26	0.49%
Other items, net	116	3.45%	5	0.10%
Income tax provision	$697	20.74%	$917	17.40%

Management evaluates the carrying amount of its deferred tax assets on a quarterly basis, or more frequently, if necessary, in accordance with guidance set forth in ASC Topic 740 “Income Taxes,” and applies the criteria in the guidance to determine whether it is more likely than not that some portion, or all, of the deferred tax asset will not be realized within its life cycle, based on the weight of available evidence. Management performed an evaluation of FNCB’s deferred tax assets at March 31, 2023 taking into consideration all available positive and negative evidence at that time. Based on this evaluation, management believes that FNCB’s future taxable income will be sufficient to utilize its deferred tax assets. There was no valuation allowance for deferred tax assets recorded at March 31, 2023 and  December 31, 2022.

Note 9.  Related Party Transactions

In conducting its business, FNCB has engaged in, and intends to continue to engage in, banking and financial transactions with directors, executive officers and their related parties.

FNCB has granted loans, letters of credit and lines of credit to directors, executive officers and their related parties. The following table summarizes the changes in the total amounts of such outstanding loans, advances under lines of credit, net of any participations sold, as well as repayments during the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
(in thousands)	2023	2022
Balance, beginning of period	$79,144	$71,437
Additions, new loans and advances	49,657	15,362
Repayments	(39,638)	(10,009)
Balance, end of period	$89,163	$76,790

At March 31, 2023 and December 31, 2022, there were no loans to directors, executive officers and their related parties that were not performing in accordance with the original terms of the loan agreements.

Deposits from directors, executive officers and their related parties held by the Bank at March 31, 2023 and  December 31, 2022 amounted to $127.9 million and $133.0 million, respectively. Interest paid on the deposits amounted to $452 thousand and $37 thousand for the three months ended March 31, 2023 and 2022, respectively.

In the course of its operations, FNCB acquires goods and services from, and transacts business with, various companies of related parties, which include, but are not limited to, fidelity bond, errors and omissions and commercial package insurance, legal services, and rent. FNCB recorded payments to related parties for goods and services of $37 thousand and $90 thousand for the three months ended March 31, 2023 and 2022, respectively.

Note 10. Commitments and Contingencies

Leases

FNCB is obligated under operating leases for certain bank branches, office space, automobiles and equipment. Operating lease right of use ("ROU") assets represent FNCB's right to use an underlying asset during the lease term and operating liabilities represent FNCB's obligation to make lease payments under the lease agreement. ROU assets and operating lease liabilities are recognized at lease commencement based on the present value of the remaining lease payments using a discount rate that represents FNCB's incremental borrowing rate at the commencement date. ROU assets are included in other assets and operating lease liabilities are included in other liabilities in the consolidated statements of financial condition. As of March 31, 2023, ROU assets and lease liabilities were $3.2 million and $3.4 million, respectively.

Operating lease expense associated with bank branches and office space is included in occupancy expense, while operating lease expenses associated with automobiles and office equipment are included in equipment expense in the consolidated statements of income. Rental expense incurred for the three months ended March 31, 2023 and 2022 was $100 thousand and $94 thousand, respectively.

The following table summarizes the maturity of remaining operating lease liabilities as of  March 31, 2023:

(in thousands)	March 31, 2023
2023	$284
2024	407
2025	385
2026	387
2027	388
2028 and thereafter	2,271
Total lease payments	4,122
Less: imputed interest	711
Present value of operating lease liabilities	$3,411

The following table presents other information related to our operating leases:

(dollars in thousands)	March 31, 2023	March 31, 2022
Weighted-average remaining lease term (in years)	11.3	12.0
Weighted-average discount rate	3.31%	3.28%
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$130	$125

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

Note 11. Stock Compensation Plans

FNCB has a Long-Term Incentive Compensation Plan (“LTIP”) for directors, executives and key employees. The LTIP authorizes up to 1,200,000 shares of common stock for issuance and provides the Board of Directors with the authority to offer several different types of long-term incentives, including stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares. During the three months ended March 31, 2023 and 2022, the Board of Directors granted 140,445 and 71,860 shares of restricted stock, respectively, under the LTIP. At March 31, 2023, there were 455,584 shares of common stock available for award under the LTIP. For the three months ended March 31, 2023 and 2022, stock-based compensation expense, which is included in salaries and benefits expense in the consolidated statements of income, totaled $121 thousand and $100 thousand, respectively. Total unrecognized compensation expense related to unvested restricted stock awards was $2.1 million and $1.6 million at March 31, 2023 and 2022, respectively. Unrecognized compensation expense related to unvested shares of restricted stock is expected to be recognized over a weighted-average period of 4.3 years.

The current LTIP expires on December 31, 2023. On March 22, 2023, the Board of Directors formally approved and adopted the FNCB Bancorp, Inc. 2023 Equity Incentive Plan ("Equity Plan"), which will serve as a successor to the LTIP.  The Equity Plan authorizes 2,000,000 shares of FNCB's common stock plus any reserved but unissued shares under the LTIP, and provides the Compensation Committee or the Board of Directors with the authority to offer several types of awards including stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and performance units. The Equity Plan is subject to the approval of FNCB shareholders by a majority vote at the Annual Meeting of Shareholders to be held on May 17, 2023.

The following table summarizes the activity related to FNCB’s unvested restricted stock awards during the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023		2022
		Weighted-		Weighted-
		Average		Average
	Restricted	Grant Date	Restricted	Grant Date
(dollars in thousands)	Shares	Fair Value	Shares	Fair Value
Unvested restricted stock awards:
Total outstanding, beginning of period	185,965	$8.22	174,297	$7.37
Awards granted	140,445	7.51	71,860	9.64
Forfeitures	-	-	(1,382)	7.24
Shares vested	-	-	-	-
Total outstanding, end of period	326,410	$7.91	244,775	$8.03

Note 12. Regulatory Matters

FNCB’s ability to pay dividends to its shareholders is largely dependent on the Bank’s ability to pay dividends to FNCB. Bank regulations limit the amount of dividends that may be paid without prior approval of the Bank’s regulatory agency. For the three months ended March 31, 2023, cash dividends declared and paid by FNCB were $0.090 per share and $0.075 per share, for the three months ended March 31, 2022. FNCB offers a Dividend Reinvestment and Stock Purchase Plan (“DRP”) to its shareholders. For the three months ended March 31, 2023 and 2022, dividend reinvestment shares were purchased in open market transactions, however, shares under the optional cash purchase feature of the DRP were issued from authorized but unissued common shares. Common shares issued under the DRP were 2,229 for the three months ended March 31, 2023 and 1,310 for the three months ended March 31, 2022. Subsequent to March 31, 2023, on April 26, 2023 FNCB declared a cash dividend for the second quarter of 2023 of $0.090 per share, which is payable on  June 15, 2023 to shareholders of record as of June 1, 2023.

On January 25, 2023, FNCB's Board of Directors authorized a stock repurchase program under which up to 750,000 shares of FNCB's outstanding common stock may be acquired in the open market which commenced on March 3, 2023, and will expire on  December 31, 2023, pursuant to a trading plan that was adopted in accordance with Rule 10b5-1 of the Exchange Act. Under the program, shares are purchased from time to time at prevailing market prices, through open market transactions depending upon market conditions and administered through an independent broker. Repurchases are subject to SEC regulations as well as certain price, market volume and timing constraints specified in the trading plan. Under the program, the purchases will be funded from available working capital presently available to FNCB, and the repurchased shares will be returned to the status of authorized but unissued shares of Common Stock. There is not a guarantee as to the exact number of shares that will be repurchased by FNCB, and FNCB may discontinue the plan at any time that management determines additional repurchases are no longer warranted. As of March 31, 2023, FNCB did not repurchase any shares under this program.

The holding company is considered a small bank holding company and is exempt from risk-based capital and leverage rules, including Basel III. FNCB and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on FNCB’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, FNCB and the Bank must meet specific capital guidelines that involve quantitative measures of FNCB's and the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. FNCB's and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Management believes, as of March 31, 2023 and December 31, 2022, that FNCB and the Bank met all applicable capital adequacy requirements.

Current quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the tables below) of Total capital, Tier I capital, and Tier I common equity (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). The following tables present summary information regarding the Bank’s risk-based capital and related ratios at March 31, 2023 and  December 31, 2022:

	FNCB Bank		Minimum Required For Capital Adequacy Purposes	Minimum Required For Capital Adequacy Purposes with Conservation Buffer	Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
(dollars in thousands)	Amount	Ratio	Ratio	Ratio	Ratio
March 31, 2023

Total capital (to risk-weighted assets)	$173,402	12.97%	8.00%	10.50%	10.00%

Tier I capital (to risk-weighted assets)	159,174	11.90%	6.00%	8.50%	8.00%

Tier I common equity (to risk-weighted assets)	159,174	11.90%	4.50%	7.00%	6.50%

Tier I capital (to average assets)	159,174	8.96%	4.00%	4.00%	5.00%

Total risk-weighted assets	1,337,091

Total average assets	1,775,950

	FNCB Bank		Minimum Required For Capital Adequacy Purposes	Minimum Required For Capital Adequacy Purposes with Conservation Buffer	Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
(dollars in thousands)	Amount	Ratio	Ratio	Ratio	Ratio
December 31, 2022

Total capital (to risk-weighted assets)	$169,984	13.11%	8.00%	10.50%	10.00%

Tier I capital (to risk-weighted assets)	154,842	11.94%	6.00%	8.50%	8.00%

Tier I common equity (to risk-weighted assets)	154,842	11.94%	4.50%	7.00%	6.50%

Tier I capital (to average assets)	154,842	8.77%	4.00%	4.00%	5.00%

Total risk-weighted assets	1,296,618

Total average assets	1,765,251

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

At March 31, 2023, FNCB owned 30 corporate debt securities with an aggregate amortized cost and fair value of $35.1 million and $32.0 million, respectively. At March 31, 2023, the market for six corporate debt securities with an amortized cost and fair value of $9.0 million and $8.0 million, respectively, was not active, based on transaction criteria for similar instruments.  FNCB obtained valuations for these securities from a third-party service provider that prepared the valuations using a market approach that incorporates identifying a population of transactions for similar instruments and incorporating an evaluation to capture credit risk associated with these bonds. Management takes measures to validate the service providers’ analysis and is actively involved in the valuation process, including reviewing and the population and evaluation of credit risk. Management believes this approach to be a conservative approach as it takes into consideration securities that have longer maturities or longer call dates, issuers with smaller asset sizes, and securities with smaller issue amounts. These factors are typically considered to be factors that would add credit spread to a bond, thus resulting in a higher required yield. Management believes the valuation results from this market approach to be consistent with pricing and data for similar deals at March 31, 2023. FNCB considers the inputs used in the market approach to be unobservable Level 3 inputs because, while inputs are based on actual transactions, the relative number of transactions in the population is small and subjective assumptions are used in considering factors considered to incorporate credit spreads into the price determination. Management will continue to monitor the market for these securities to assess the market activity and the availability of observable inputs and will continue to apply these controls and procedures to the valuations received from FNCB's third-party service provider.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the financial assets and liabilities that were measured at fair value on a recurring basis at March 31, 2023, and  December 31, 2022, and the fair value hierarchy of the respective valuation techniques utilized by FNCB to determine the fair value:

	Fair Value Measurements at March 31, 2023
			Significant	Significant
		Quoted Prices	Other	Other
		in Active Markets	Observable	Unobservable
		for Identical Assets	Inputs	Inputs
(in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Available-for-sale debt securities:
U.S. treasuries	$32,845	$-	$32,845	$-
Obligations of state and political subdivisions	219,483	-	219,483	-
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	80,750	-	80,750	-
Collateralized mortgage obligations - commercial	3,358	-	3,358	-
Mortgage-backed securities	19,970	-	19,970	-
Private collateralized mortgage obligations	69,740	-	69,740	-
Corporate debt securities	32,040	-	24,028	8,012
Asset-backed securities	14,278	-	14,278	-
Negotiable certificates of deposit	655	-	655	-
Subtotal available-for-sale debt securities	473,119	-	465,107	8,012
Equity securities, at fair value	7,369	7,369	-	-
Derivative assets	1,712	-	1,712	-
Total financial assets	$482,200	$7,369	$466,819	$8,012

Financial liabilities:
Derivative liabilities	$2,203	$-	$2,203	$-
Total financial liabilities	$2,203	$-	$2,203	$-

	Fair Value Measurements at December 31, 2022
			Significant	Significant
		Quoted Prices	Other	Other
		in Active Markets	Observable	Unobservable
		for Identical Assets	Inputs	Inputs
(in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Available-for-sale debt securities:
U.S. treasuries	$32,134	$-	$32,134	$-
Obligations of state and political subdivisions	220,782	-	220,782	-
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	80,407	-	80,407	-
Collateralized mortgage obligations - commercial	3,329	-	3,329	-
Mortgage-backed securities	20,663	-	20,663	-
Private collateralized mortgage obligations	72,507	-	72,507	-
Corporate debt securities	30,672	-	22,736	7,936
Asset-backed securities	14,941	-	14,941	-
Negotiable certificates of deposit	656	-	656	-
Subtotal available-for-sale debt securities	476,091	-	468,155	7,936
Equity securities, at fair value	7,717	7,717	-	-
Derivative assets	2,104	-	2,104
Total financial assets	$485,912	$7,717	$470,259	$7,936

Financial liabilities:
Derivative liabilities	$931	$-	$931	$-
Total financial liabilities	$931	$-	$931	$-

There were no securities transferred between hierarchy levels during the three months ended March 31, 2023. There was one corporate debt security transferred from Level 3 hierarchy to Level 2 during the three months ended March 31, 2022. The market for the transferred securities was previously not active and management obtained fair values from an independent third party that utilized a discounted cash flow model. Subsequently, in the period of transfer, management was able to obtain fair values for these securities from the independent pricing service used to price the remainder of the portfolio using significant other observable inputs.

The following table presents a reconciliation and consolidated statement of operations classifications of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3), which consisted entirely of corporate debt securities, for the three months ended March 31, 2023 and 2022.

Fair Value Measurements
Using Significant Unobservable Inputs (Level 3)
	Corporate Debt Securities
	For the Three Months Ended March 31,
(in thousands)	2023	2022
Balance at January 1,	$7,936	$12,345
Additions	-	-
Redemptions	-	-
Transfer to Level 2	-	(756)
Sales	-	-
Total gains (losses) (realized/unrealized):
Included in earnings	-	-
Included in other comprehensive loss	76	(324)
Balance at March 31,	$8,012	$11,265

Assets Measured at Fair Value on a Non-Recurring Basis

The following tables present assets and liabilities measured at fair value on a non-recurring basis at March 31, 2023 and additional quantitative information about the valuation techniques and inputs utilized by FNCB to determine fair value. All assets were measured using Level 3 inputs.

	March 31, 2023
	Fair Value Measurement			Quantitative Information
	Recorded	Valuation	Fair	Valuation	Unobservable	Value/
(in thousands)	Investment	Allowance	Value	Technique	Inputs	Range
Individually evaluated loans - collateral dependent	$1,713	$40	$1,673	Appraisal of collateral	Selling cost	10.0%
Individually evaluated loans - other	134	-	134	Discounted cash flows	Discount rate	3.50% - 9.00%

The following tables present assets and liabilities measured at fair value on a non-recurring basis at  December 31, 2022, prior to the adoption of ASU 2016-13, and additional quantitative information about the valuation techniques and inputs utilized by FNCB to determine fair value. All assets were measured using Level 3 inputs.

	December 31, 2022
	Fair Value Measurement			Quantitative Information
	Recorded	Valuation	Fair	Valuation	Unobservable	Value/
(in thousands)	Investment	Allowance	Value	Technique	Inputs	Range
Individually evaluated loans - collateral dependent	$1,902	$8	$1,894	Appraisal of collateral	Selling cost	10.0%
Individually evaluated loans - other	5,698	26	5,672	Discounted cash flows	Discount rate	3.00% - 10.25%

The fair value of collateral-dependent impaired loans is determined through independent appraisals or other reasonable offers, which generally include various Level 3 inputs which are not identifiable. Management reduces the appraised value by the estimated costs to sell the property and may adjust the appraised values as necessary to consider any declines in real estate values since the time of the appraisal. For impaired loans that are not collateral-dependent, fair value is determined using the discounted cash flow method. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a valuation allowance or is charged off. The amount shown is the balance of impaired loans, net of any charge-offs and the related allowance for credit losses.

The following table summarizes the estimated fair values of FNCB’s financial instruments using an exit price notion at March 31, 2023 and at December 31, 2022.  FNCB discloses fair value information about financial instruments, whether or not recognized in the statements of financial condition, for which it is practicable to estimate that value. The fair value of financial instruments that are not measured at fair value in the financial statements were based on the exit price notion. The following estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, management judgment is required to interpret data and develop fair value estimates. Accordingly, the estimates below are not necessarily indicative of the amounts FNCB could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	Fair Value	March 31, 2023		December 31, 2022
(in thousands)	Measurement	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	Level 1	$69,571	$69,571	$41,916	$41,916
Available-for-sale debt securities	See previous table	473,119	473,119	476,091	476,091
Equity securities	Level 1	7,369	7,369	7,717	7,717
Restricted stock	Level 2	8,482	8,482	8,545	8,545
Loans held for sale	Level 2	-	-	60	60
Loans and leases, net	Level 3	1,151,510	1,113,514	1,110,124	1,079,266
Accrued interest receivable	Level 2	6,143	6,143	5,957	5,957
Servicing rights	Level 3	231	601	254	621
Derivative assets	Level 2	1,526	1,712	1,946	2,104

Financial liabilities:
Deposits	Level 2	1,463,306	1,459,050	1,420,647	1,416,272
Borrowed funds	Level 2	196,648	196,853	182,360	182,108
Accrued interest payable	Level 2	848	848	171	171
Derivative liabilities	Level 2	2,217	2,203	921	931

Note 14. Earnings per Share

For FNCB, the numerator of both the basic and diluted earnings per share of common stock is net income available to common shareholders. The weighted-average number of common shares outstanding used in the denominator for basic earnings per common share is increased to determine the denominator used for diluted earnings per common share by the effect of potentially dilutive common share equivalents utilizing the treasury stock method. For the three months ended March 31, 2023 and 2022, common share equivalents consisted entirely of incremental shares of unvested restricted stock.

The following table presents the calculation of both basic and diluted earnings per share of common stock for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(in thousands, except share data)	2023	2022
Net income	$2,663	$4,353

Basic weighted-average number of common shares outstanding	19,682,357	19,935,288
Plus: Common share equivalents	8,502	36,825
Diluted weighted-average number of common shares outstanding	19,690,859	19,972,113

Income per common share:
Basic	$0.14	$0.22
Diluted	$0.14	$0.22

Note 15. Other Comprehensive Income (Loss)

The following table summarizes the reclassifications out of accumulated other comprehensive income for the three months ended March 31, 2023 and 2022, comprised entirely of unrealized gains and losses on available-for-sale debt securities:

	For the Three Months Ended March 31, 2023
(in thousands)	Amount Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item in the Consolidated Statements of Income
Available-for-sale debt securities:
Reclassification adjustment for net gains reclassified into net income	$(162)	Net gain on the sale of available-for-sale debt securities
Taxes	34	Income taxes
Net of tax amount	$(128)

For the Three Months Ended March 31, 2022
(in thousands)	Amount Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item in the Consolidated Statements of Income
Available-for-sale debt securities:
Reclassification adjustment for net gains reclassified into net income	$-	Net gain on the sale of available-for-sale debt securities
Taxes	-	Income taxes
Net of tax amount	$-

The following table summarizes the changes in accumulated other comprehensive (loss) income, net of tax for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(in thousands)	2023	2022
Balance, beginning of period	$(48,028)	$6,352
Other comprehensive income (loss) before reclassifications	5,576	(24,043)
Amount reclassified from accumulated other comprehensive income	(128)	-
Net other comprehensive income (loss) during the period	5,448	(24,043)
Balance, end of period	$(42,580)	$(17,691)

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

This Quarterly Report on Form 10-Q should be read in conjunction with the more detailed and comprehensive disclosures included in the Annual Report on Form 10-K for the year ended December 31, 2022 for FNCB Bancorp, Inc. In addition, please read this section in conjunction with the consolidated financial statements and notes to consolidated financial statements contained elsewhere herein.

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

These forward-looking statements include statements with respect to FNCB’s beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, including statements with respect to future changes in monetary policy or interest rates, or new product offerings, that are subject to significant risks and uncertainties, and are subject to change based on various factors (some of which are beyond our control). The words “may,” “could,” “should,” “will,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “project,” “future” and similar expressions are intended to identify forward-looking statements. The following factors, among others, could cause FNCB’s financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: government intervention in the U.S. financial system including the effects of recent legislative, tax, accounting and regulatory actions and reforms; political instability; the ability of FNCB to manage credit risk; weakness in the economic environment, in general, and within FNCB’s market area; the deterioration of one or a few of the commercial real estate loans with relatively large balances contained in FNCB’s loan portfolio; greater risk of loan defaults and losses from concentration of loans held by FNCB, including those to insiders and related parties; if FNCB’s portfolio of loans to small and mid-sized community-based businesses increases its credit risk; if FNCB’s allowance for credit losses ("ACL") is not sufficient to absorb actual losses or if increases to the ACL were required; FNCB is subject to interest-rate risk and any changes in interest rates could negatively impact net interest income or the fair value of FNCB's financial assets; if management concludes that the decline in value of any of FNCB’s investment securities is caused by a credit-related event could result in FNCB recording an impairment loss; if FNCB’s risk management framework is ineffective in mitigating risks or losses to FNCB; if FNCB is unable to successfully compete with others for business; a loss of depositor confidence resulting from changes in either FNCB’s financial condition or in the general banking industry; if FNCB is unable to retain or grow its core deposit base; inability or insufficient dividends from its subsidiary, FNCB Bank; if FNCB loses access to wholesale funding sources; interruptions or security breaches of FNCB’s information systems; any systems failures or interruptions in information technology and telecommunications systems of third parties on which FNCB depends; security breaches; if FNCB’s information technology is unable to keep pace with growth or industry developments or if technological developments result in higher costs or less advantageous pricing; the loss of management and other key personnel; dependence on the use of data and modeling in both its management’s decision-making generally and in meeting regulatory expectations in particular; additional risk arising from new lines of business, products, product enhancements or services offered by FNCB; inaccuracy of appraisals and other valuation techniques FNCB uses in evaluating and monitoring loans secured by real property and other real estate owned; unsoundness of other financial institutions; damage to FNCB’s reputation; defending litigation and other actions; dependence on the accuracy and completeness of information about customers and counterparties; risks arising from future expansion or acquisition activity; environmental risks and associated costs on its foreclosed real estate assets; any remediation ordered, or adverse actions taken, by federal and state regulators, including requiring FNCB  to act as a source of financial and managerial strength for the FNCB Bank in times of stress;  costs arising from extensive government regulation, supervision and possible regulatory enforcement actions; new or changed legislation or regulation and regulatory initiatives; noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations; failure to comply with numerous "fair and responsible banking" laws; any violation of laws regarding privacy, information security and protection of personal information or another incident involving personal, confidential or proprietary information of individuals; any rulemaking changes implemented by the Consumer Financial Protection Bureau; inability to attract and retain its highest performing employees due to potential limitations on incentive compensation contained in proposed federal agency rulemaking; any future increases in FNCB Bank’s FDIC deposit insurance premiums and assessments; and the success of FNCB at managing the risks involved in the foregoing and other risks and uncertainties, including those detailed in FNCB’s filings with the SEC.

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

Readers should carefully review the risk factors described in the documents that FNCB periodically files with the SEC, including its Annual Report on Form 10-K for the year ended December 31, 2022.

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

FNCB’s accounting policies are fundamental to understanding management’s discussion and analysis of its financial condition and results of operations. Management has identified the policies on the determination of the Allowance for Credit Losses ("ACL"), the valuation of securities and evaluation of securities for credit impairment, and income taxes to be critical, as management is required to make subjective and/or complex judgments about matters that are inherently uncertain and could be most subject to revision as new information becomes available.

The judgments used by management in applying the critical accounting policies discussed below may be affected by changes and/or deterioration in the economic environment, which may impact future financial results. Specifically, subsequent evaluations of the loan portfolio, in light of the factors then prevailing, may result in significant changes in the ACL in future periods, and the inability to collect on outstanding loans could result in increased loan losses. In addition, the valuation of certain securities in FNCB’s investment portfolio could be negatively impacted by illiquidity or dislocation in marketplaces resulting in significantly depressed market prices thus leading to impairment losses.

Allowance for Credit Losses

As of January 1, 2023, FNCB adopted ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): “Measurement of Credit Losses on Financial Instruments,” which replaced the current loss impairment methodology under GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to form credit loss estimates in an effort to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit. ASU 2016-13, commonly referred to as Current Expected Credit Losses ("CECL") requires a financial asset (or a group of financial assets) to be measured at an amortized cost basis and presented at the net amount expected to be collected. The amendments in this update affect financial assets and net investment in leases that are not accounted for at fair value through net income, including such financial assets as loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. Upon adoption of ASU 2016-13 on January 1, 2023, FNCB recorded an incremental decrease in the ACL through a cumulative effect adjustment to equity with subsequent adjustments charged to earnings through a provision for credit losses.

Management evaluates the credit quality of FNCB’s loan portfolio on an ongoing basis and performs a formal review of the adequacy of the ACL on a quarterly basis. The ACL is established through a provision for credit losses charged to earnings and is maintained at a level the management considers to be an estimate of the lifetime expected credit losses of the portfolio as of the evaluation date. Loans, or portions of loans, determined by management to be uncollectible are charged off against the ACL, while recoveries of amounts previously charged off are credited to the ACL.

Determining the amount of the ACL is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows, estimated losses on pools of homogeneous loans based on peer-based historical loss experience, reasonable and supportable forecasts and qualitative factors, as well as consideration of current economic trends and conditions, all of which may be susceptible to significant change. Banking regulators, as an integral part of their examination of FNCB, also review the ACL, and may require, based on their judgments about information available to them at the time of their examination, that certain loan balances be charged off or require that adjustments be made to the ACL. Additionally, the ACL is determined, in part, by the composition and size of the loan portfolio.

The ACL consists of two components, a specific component and a general component. The specific component relates to loans that are individually analyzed for impairment. For such loans, an allowance is established when the discounted cash flows, collateral value or observable market price of the impaired loan is lower than the carrying value of that loan. The general component covers all other loans and is based on historical loss experience adjusted by qualitative factors. The general reserve component of the ACL is based on pools of unimpaired loans segregated by loan segment and risk rating categories of “Pass,” “Special Mention” or “Substandard and Accruing.” Historical loss factors and various qualitative factors are applied based on the risk profile in each risk rating category to determine the appropriate reserve related to those loans. Substandard loans on non-accrual status above the $100 thousand loan relationship threshold are classified as impaired.

See Note 4, “Loans and Leases” of the notes to consolidated financial statements included in Item 1 hereof for additional information about the ACL.

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

Quarterly, or more frequently if market conditions warrant, management evaluates securities for impairment where there has been a decline in fair value of a security below its amortized cost basis to determine whether the decline in fair value has resulted from a credit loss, or if it is entirely the result of noncredit factors.  As part of it's evaluation, management first considers whether, FNCB intends to sell, or if it more likely than not that it would be required to sell, any security in an unrealized loss position prior to recovery of its amortized cost. If either of those selling events is expected, FNCB would be required to write down the amortized cost basis of the security to its fair value. If either of those selling events is not expected, FNCB must determine whether any of the decline in fair value has resulted from a credit loss, or if it is entirely the results of noncredit factors. As part of its evaluation, management considers, among other things, the length of time a security’s fair value is less than its amortized cost, the severity of decline, any adverse conditions related to the security, an industry or geographic area, any adverse changes to the rating of any security by a rating agency, whether or not any issuer has failed to make contractual principal and interest payments, or if there are any indications that an issuer would not be able to make future contractual principal and interest payments. Based on the results of its review as of March 31, 2023, management concluded that changes in the fair values of the securities were consistent with movements in market interest rates and spreads relative to when the securities were purchased and not due to the credit quality of the securities or issuers. Accordingly, management determined that FNCB was not required to establish an ACL for any security in an unrealized loss position at March 31, 2023.

See Note 3, “Securities,” of the notes to consolidated financial statements included in Item 1 hereof for additional information about valuation of securities.

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

In connection with determining the income tax provision or benefit, management considers maintaining liabilities for uncertain tax positions and tax strategies that it believes contain an element of uncertainty. Periodically, management evaluates each of FNCB’s tax positions and strategies to determine whether a liability for uncertain tax benefits is required. As of March 31, 2023 and December 31, 2022, management determined that FNCB did not have any uncertain tax positions or tax strategies and that no liability was required to be recorded.

Refer to Note 8, “Income Taxes,” of the notes to consolidated financial statements included in Item 1 hereof for additional information about income taxes.

New Authoritative Accounting Guidance and Accounting Guidance to be Adopted in Future Periods

Refer to Note 2, “New Authoritative Accounting Guidance,” of the notes to consolidated financial statements included in Item 1 hereof for information about new authoritative accounting guidance adopted by FNCB as of March 31, 2023, as well as new accounting guidance issued, but not previously reported, that will be adopted by FNCB in future periods.

Executive Summary

The following overview should be read in conjunction with this MD&A in its entirety.

Overview

In the first quarter of 2023, the Federal Open Market Committee ("FOMC") continued to tighten monetary policy with two 25-basis point increases to the federal funds target rate at both its February and March meetings. These increases brought the total number of rate increases from the period beginning March 17, 2022 through March 31, 2023 to nine and the total basis point movement to 475.  This dramatic shift in monetary policy has resulted in a rapid rise in general market interest rates. Additionally, FNCB has experienced an uptick in competition for deposits within its market area, reflective of industry-wide liquidity pressures and rate sensitivity of depositors. Higher interest rates and competition have resulted in an increase in deposit and wholesale funding costs.

FNCB recorded consolidated net income of $2.7 million, or $0.14 per basic and diluted common share, for the three months ended March 31, 2023, a decrease of $1.7 million, or 38.8%, compared to $4.4 million, or $0.22 per basic and diluted common share, for the three months ended March 31, 2022. The decrease in the first quarter 2023 earnings reflected decreases in net interest income and non-interest income, coupled with increases in non-interest expense and the provision for credit losses. Net interest income decreased $1.2 million, or 9.4%, as a $6.7 million increase in interest expense was partially mitigated by $5.5 million increase in interest income. Non-interest income decreased by $119 thousand, or 6.6%, to $1.7 million for the three months ended March 31, 2023 from $1.8 million for the three months ended March 31, 2022, which primarily reflected a $383 thousand increase in net losses on equity securities, partially offset by net gains on the sale of available-for-sale debt securities of $163 thousand. Non-interest expense increased $377 thousand, or 4.4%, to $8.9 million for the three months ended March 31, 2023, compared to $8.5 million for the three months ended March 31, 2022, primarily due to increases in salaries and employee benefits. The provision for credit losses was $975 thousand for the three months ended March 31, 2023, an increase of $216 thousand, or 28.4%, compared to a $759 thousand provision for the same period of 2022. Income tax expense was $697 thousand for the three months ended March 31, 2023, a decrease of $220 thousand, or 24.0%, from $917 thousand for the same three months of 2022.

For the three months ended March 31, 2023, the annualized return on average assets and the return on average equity was 0.62% and 8.84%, respectively, and 1.08% and 11.31%, respectively, for the same periods of 2022.  FNCB declared and paid dividends to holders of common stock of $0.090 per share for the first quarter of 2023, an increase of $0.015 per share, or 20.0%, compared to $0.075 per share for the same period of 2022.

Total assets increased $64.0 million, or 3.7%, to $1.809 billion at March 31, 2023 from $1.746 billion at December 31, 2022. The change in total assets primarily reflected increases in loans and leases and cash and cash equivalents, partially offset by a decrease in available-for-sale debt securities. Loans and leases, net of the allowance for credit losses, increased $41.4 million, or 3.7%, to $1.152 billion at March 31, 2023 from $1.110 billion at December 31, 2022. FNCB experienced increases in the commercial and industrial loans and state and political subdivisions loan categories, primarily reflecting strong demand for equipment financing in each of these sectors. Cash and cash equivalents increased $27.7 million, or 66.0%, to $69.6 million at March 31, 2023, from $41.9 million at December 31, 2022. Available-for-sale debt securities decreased $3.0 million, or 0.6%, to $473.1 million at March 31, 2023 from $476.1 million at December 31, 2022. Total deposits increased $42.7 million, or 3.0%, to $1.463 billion at March 31, 2023 from $1.421 billion at December 31, 2022. Total borrowed funds increased $14.3 million, to $196.7 million, at March 31, 2023 from $182.4 million at December 31, 2022, due entirely to an increase in Federal Home Loan Bank ("FHLB") of Pittsburgh advances.

On January 25, 2023, FNCB's Board of Directors authorized a stock repurchase program under which up to 750,000 shares of FNCB's outstanding common stock may be acquired in the open market commencing no earlier than March 3, 2023 and expiring December 31, 2023, pursuant to a trading plan that was adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Under the program, shares may be purchased from time to time at prevailing market prices, through open market transactions depending upon market conditions and administered through an independent broker. Repurchases are subject to SEC regulations as well as certain price, market volume and timing constraints specified in the trading plan. Under the program, the purchases will be funded from available working capital presently available to FNCB, and the repurchased shares will be returned to the status of authorized but unissued shares of Common Stock. There is not a guarantee as to the exact number of shares that will be repurchased by FNCB, and FNCB may discontinue the plan at any time that management determines additional repurchases are no longer warranted. As of March 31, 2023, FNCB did not repurchase any shares under this program.

Total shareholders’ equity increased $7.6 million, or 6.3%, to $126.5 million at March 31, 2023 from $118.9 million at December 31, 2022.  The increase in capital was primarily due market value appreciation of FNCB's available-for-sale debt securities, net of deferred taxes, which resulted in a $5.4 million, or 11.3%, reduction in accumulated other comprehensive loss to $42.6 million at March 31, 2023 from $48.0 million at December 31, 2022, coupled with net income for the three months ended March 31, 2023, of $2.7 million. Partially offsetting these increases to capital were dividends declared and paid of $1.8 million for the three months ended March 31, 2023. FNCB Bank was considered well capitalized with total risk-based capital and Tier 1 leverage ratios were 12.97% and 8.96% at March 31, 2023, respectively.

Management Focus in 2023

Management remains focused on balance sheet management, managing interest rate risk and controlling funding costs in a rising market rate environment. Additionally, management continues to evaluate opportunities to enhance net interest income and non-interest income run rates, as well as controlling non-interest expense.  FNCB will continue to expand its comprehensive digital strategy to respond to evolving customer demands and create operational and delivery channel efficiencies. Specifically, initiatives include enhancements to the existing online banking platforms, continued utilization of our retail and commercial lending origination platforms and utilizing artificial intelligence and robotics to streamline workflows. Additional areas of focus for 2023 include: bank-wide staff development, building and strengthening our core customer base including increasing existing customer wallet share.

Summary of Performance

Net Interest Income

Net interest income, defined as the difference between (i) interest income, interest and fees on interest-earning assets, and (ii) interest expense, interest paid on deposits and borrowed funds, is the primary source of earnings for commercial banks. As such, it is the primary determinant of profitability for FNCB. Net interest income is impacted by variations in the volume, rate and composition of earning assets and interest-bearing liabilities, changes in general market rates and the level of non-performing assets. Interest income is presented on a fully tax-equivalent basis using the statutory corporate tax rate of 21.0% in 2023 and 2022.

In response to the economic uncertainty from the global COVID-19 pandemic, the FOMC lowered the federal funds target rate 150 basis points in two emergency actions in March 2020. As a result, the target range for federal funds fell from 1.50%-1.75% at December 31, 2019 to 0.00%-0.25% at March 31, 2020, and had remained at these historically low levels through March 15, 2022. Lingering effects from the COVID-19 pandemic, supply chain constraints and effects from the war in Ukraine, among others, have resulted in rapid rise in price inflation. As a result, the FOMC, in an effort to lower inflation to its 2.0% objective, began tightening economic policy in 2022. Specifically, the FOMC increased the target range for the federal funds rate a total of 475 basis points through March 31, 2023, which included an additional two 25-basis point increases in the first quarter of 2023, one on February 1, 2023, and one on March 2, 2023.  The increases in the federal funds target rate resulted in a corresponding total 475-basis point increase in the national prime rate, which was 8.00% at March 31, 2023, compared to 7.50% at December 31, 2022, and 3.50% at March 31, 2022. In addition to these actions, the FOMC has indicated additional rate increases may be required throughout 2023. This dramatic shift in monetary policy has resulted in a rapid rise in general market interest rates. Competition for deposits within FNCB's market area has intensified, reflective of industry-wide liquidity pressures and rate sensitivity of depositors. Higher interest rates, coupled with the increased competition, has resulted in significant increases in deposit and wholesale funding costs that have surpassed increases in earning assets yields, which has caused interest margin and rate spread compression. Management has noted that competition for deposits within FNCB's market area started to increase in the second half of 2022, which has continued into the first quarter of 2023. Management recognizes that additional tightening actions by the FOMC in 2023, could result in further contraction of FNCB's tax-equivalent net interest margin and rate spread.

Net interest income on a tax-equivalent basis decreased $1.2 million, or 9.1%, to $11.8 million for the three months ended March 31, 2023 from $13.0 million for the comparable period of 2022. The decrease in tax-equivalent net interest income primarily reflected an increase in interest expense of $6.7 million, to $7.1 million for the first quarter of 2023 from $0.4 million for the same quarter of 2022, partially offset by an increase in tax equivalent interest income of $5.5 million, or 40.9%, to $18.9 million from $13.4 million, comparing the first quarters of 2023 and 2022, respectively. The tax-equivalent net interest margin, a key measurement used in the banking industry to measure income from earning assets relative to the cost to fund those assets, is calculated by dividing tax-equivalent net interest income by average interest-earning assets.  FNCB’s tax-equivalent net interest margin decreased 57 basis points to 2.78% for the first quarter of 2023 from 3.35% for the same quarter of 2023. Additionally, rate spread, the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities shown on a fully tax-equivalent basis, declined 101 basis points to 2.30% for the three months ended March 31, 2023 from 3.31% for the same three months of 2022.

The $5.5 million, or 40.9%, increase in tax-equivalent interest income largely reflected growth in average earning assets, coupled with increases in the tax-equivalent yields on earning assets. Total average earning assets increased $144.3 million, or 9.2%, to $1.703 billion for the three months ended March 31, 2023, from $1.559 billion for the same three months of 2022, which resulted in a corresponding increase in tax-equivalent interest income of $1.6 million. Specifically, average total loans and leases increased $136.6 million, or 13.7%, to $1.137 billion for the first quarter of 2023 from $1.000 billion for the same quarter of 2022, which largely reflected strong organic loan demand, commercial equipment financing product offerings, and purchases of loan pools from third-party originators. In addition, total securities averaged $549.2 million for the first quarter of 2023, an increase of $8.1 million, or 1.5%, from $541.0 million for the first quarter of 2022. Increases in the average balances of loans and securities resulted in corresponding increases to tax-equivalent interest income of $1.5 million and $42 thousand, respectively, comparing the three months ended March 31, 2023, and 2022. The positive impact from higher earning asset volumes was coupled a 100-basis point increase in the tax-equivalent yield on average earning assets to 4.45% for the first quarter of 2023 from 3.45% for the same quarter of 2022, which resulted in a corresponding $3.9 million increase to tax-equivalent interest income.

The $6.7 million, or 1647.3%, increase in interest expense was primarily due to an increase in average interest-bearing liabilities, specifically average borrowed funds, coupled with higher funding costs. Average interest-bearing liabilities increased $161.4 million, or 13.9%, to $1.320 billion for the three months ended March 31, 2023, from $1.159 billion for the same three months of 2022. The increase in average interest-bearing liabilities resulted in a corresponding increase to interest expense of $1.0 million, which was almost entirely due to a $176.3 million, or 372.5%, increase in average borrowed funds to $223.7 million for the first quarter of 2023 from $47.3 million for the same quarter of 2022, as FNCB was more reliant on wholesale funding. This was coupled with a 417-basis point increase in the cost of wholesale funding, in the first quarter of 2023, compared to the same period of 2022, which resulted in a corresponding increase to interest expense of $1.7 million. Average interest-bearing deposits decreased $14.9 million, or 1.3%, to $1.097 billion from $1.112 billion comparing the first quarters of 2023 and 2022, respectively. The decline in average interest-bearing deposits had little impact on interest expense. Average interest-bearing demand deposits decreased $112.5 million, or 13.6%, to $714.0 million for the first quarter of 2023 compared to $826.5 million for the same quarter of 2022, coupled with average savings deposits decreasing $2.6 million, or 1.8%, to $143.1 million from $140.5 million comparing the first quarters of 2023 and 2022, respectively. Conversely, average time deposits increased $95.0 million, or 65.7%, to $239.7 million for the three months ended March 31, 2023, from $144.7 million for the same three months of 2022, as changing customer deposit preferences due to the economic and rate environment continued to result in deposit migration from non-maturity deposits to higher-costing time deposits. FNCB increased deposit rates, in response to rising market interest rates and increased competition for deposits. As a result, FNCB experienced a 201-basis point increase in the cost of funds to 2.15% for the three months ended March 31, 2023, from 0.14% for the same three months of 2022, which resulted in a corresponding increase in interest expense of $5.6 million. Specifically, the average rate paid for interest-bearing deposits increased 148 basis points to 1.60% for the first quarter of 2023 from 0.12% for the same period of 2022, resulting in a corresponding increase to interest expense of $4.0 million. The average rates paid on interest bearing demand deposits increased 162 basis points, resulting in a corresponding increase to interest expense of $2.9 million. Comparing the first quarters of 2023 and 2022, the average rates paid for time deposits and savings deposits, increased 117 basis points and 17 basis points, respectively, resulting in corresponding increases to interest expense of $1.0 million and $59 thousand, respectively.

The following tables present the average balances of assets and liabilities, corresponding interest income and expense and resulting average yields or rates paid for the three months ended March 31, 2023 and 2022. Average balances are derived from average daily balances. The loan and lease yields include amortization of deferred origination fees and costs which are considered adjustments to yields.

	Three Months Ended
	March 31, 2023			March 31, 2022
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Assets
Earning assets (2)(3)
Loans and leases - taxable (4)	$1,082,830	$14,145	5.23%	$946,201	$9,755	4.12%
Loans and leases - tax free (4)	54,045	532	3.94%	54,096	439	3.25%
Total loans (1)(2)	1,136,875	14,677	5.16%	1,000,297	10,194	4.08%
Securities-taxable	449,351	3,350	2.98%	437,955	2,468	2.25%
Securities-tax free	99,836	743	2.98%	103,086	775	3.01%
Total securities (1)(5)	549,187	4,093	2.98%	541,041	3,243	2.40%
Interest-bearing deposits in other banks and federal funds sold	17,069	177	4.15%	17,464	7	0.16%
Total earning assets	1,703,130	18,947	4.45%	1,558,802	13,444	3.45%
Non-earning assets	65,292			91,083
Allowance for credit losses	(13,362)			(12,689)
Total assets	$1,755,060			$1,637,196

Liabilities and Shareholders' Equity
Interest-bearing liabilities
Interest-bearing demand deposits	$714,001	3,057	1.71%	$826,528	195	0.09%
Savings deposits	143,070	81	0.23%	140,487	22	0.06%
Time deposits	239,687	1,239	2.07%	144,656	107	0.30%
Total interest-bearing deposits	1,096,758	4,377	1.60%	1,111,671	324	0.12%
Borrowed funds and other interest-bearing liabilities	223,694	2,717	4.86%	47,346	82	0.69%
Total interest-bearing liabilities	1,320,452	7,094	2.15%	1,159,017	406	0.14%
Demand deposits	287,975			308,830
Other liabilities	24,487			13,234
Shareholders' equity	122,146			156,115
Total liabilities and shareholder's equity	$1,755,060			$1,637,196

Net interest income/interest rate spread (6)		11,853	2.30%		13,038	3.31%
Tax equivalent adjustment		(268)			(255)
Net interest income as reported		$11,585			$12,783

Net interest margin (7)			2.78%			3.35%

(1)	Interest income is presented on a tax equivalent basis using a 21% rate.
(2)	Loans and leases are stated net of unearned income.
(3)	Non-accrual loans are included in loans within earning assets.
(4)	Interest income on loans and leases include the amortization of loan (costs) fees of ($251) thousand and $462 thousand for the three months ended March 31, 2023 and 2022, respectively.
(5)	The yields for securities that are classified as available for sale is based on the average historical amortized cost.
(6)	Interest rate spread represents the difference between the average yield on interest earning assets and the cost of interest-bearing liabilities and is presented on a tax equivalent basis.
(7)	Net interest income as a percentage of total average interest earning assets.

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

	Three Months Ended March 31,
	2023 vs. 2022
	Increase (Decrease)
	Due to	Due to	Total
(in thousands)	Volume	Rate	Change
Interest income:
Loans and leases - taxable	$1,541	$2,849	$4,390
Loans and leases - tax free	-	93	93
Total loans	1,541	2,942	4,483
Securities - taxable	66	816	882
Securities - tax free	(24)	(8)	(32)
Total securities	42	808	850
Interest-bearing deposits in other banks and federal funds sold	-	170	170
Total interest income	1,583	3,920	5,503

Interest expense:
Interest-bearing demand deposits	(30)	2,892	2,862
Savings deposits	-	59	59
Time deposits	112	1,020	1,132
Total interest-bearing deposits	82	3,971	4,053
Borrowed funds and other interest-bearing liabilities	1,008	1,627	2,635
Total interest expense	1,090	5,598	6,688
Net interest income	$493	$(1,678)	$(1,185)

Provision for Credit Losses

The provision for credit losses is an expense charged against net interest income to provide for probable losses attributable to uncollectible loans and leases and is based on management’s analysis of the adequacy of the ACL. A release of reserves, resulting in a credit for credit losses, reflects the reversal of amounts previously charged to the ACL. Management closely monitors the loan portfolio and the adequacy of the ACL by considering the underlying financial performance of the borrower, collateral values and associated credit risks. Future material adjustments may be necessary to the provision for credit losses and the ACL if economic conditions or loan performance differ substantially from the assumptions management considered in its evaluation of the ACL. Management will continue to closely monitor FNCB's asset quality and adjust credit provisioning as appropriate. FNCB recorded a provision for credit losses of $975 thousand for the three-month period ended March 31, 2023 compared to a $759 thousand provision for credit losses for the three months ended March 31, 2022, which was primarily attributable to an increase in loan volumes.

Non-interest Income

For the three months ended March 31, 2023, non-interest income decreased $119 thousand, or 6.6%, to $1.7 million from $1.8 million for the three months ended March 31, 2022. The decrease was largely due to recognized net losses on equity securities and a decrease in merchant services revenue. Net losses on equity securities totaled $508 thousand for the three months ended March 31, 2023, a $282 thousand, or 306.1%, increase, compared to $125 thousand in losses on equity securities recorded for the same quarter of 2022.  Merchant services revenue decreased $38 thousand, or 19.3%, to $161 thousand for the first quarter of 2023, compared to $199 thousand for the comparable period of 2022. This was slightly offset by increases in net gains on the sale of available-for-sale debt securities, income from bank-owned life insurance ("BOLI") and loan-related fees. Net gains realized on the sale of available-for-sale debt securities totaled $163 thousand for the three months ended March 31, 2023. There were no sales of available-for-sale debt securities for the first quarter of 2022. BOLI income increased $52 thousand, or 36.0%, to $197 thousand for the three months ended March 31, 2023, from $145 thousand for the same three-month period of 2022. Loan-related fees totaled $119 thousand for the three months ended March 31, 2023, an increase of $62 thousand, or 108.5%, from $57 thousand recorded for the same quarter of 2022.

Non-interest Expense

Non-interest expense increased $377 thousand, or 4.4%, to $8.9 million for the three months ended March 31, 2023, from $8.5 million for the three months ended March 31, 2022, which primarily reflected increases in salaries and employee benefits and other non-interest expenses. Salaries and employee benefits increased $737 thousand, or 15.8%, to $5.4 million for the first quarter of 2023 from $4.7 million for the same quarter of 2022, which primarily reflected higher full-time salaries and benefits associated with staff additions, in addition to an increase in starting salaries and salary ranges, to stay competitive in attracting and retaining qualified staff. Other non-interest expenses increased $253 thousand, or 28.8%, to $1.1 million for the three months ended March 31, 2023, compared to $0.9 million for the same three months in 2022, which was largely due to increases in correspondent bank charges and servicing costs associated with purchased loan pools. These increases were partially offset by decreases in the provision for off-balance sheet commitments, occupancy and equipment expenses, data processing expenses, and professional fees. During the first quarter of 2023, FNCB recorded a credit for unfunded commitments of $269 thousand compared to a provision for off-balance sheet commitments of $48 thousand for the respective quarter of 2022. Occupancy and equipment expenses, decreased $27 thousand and $52 thousand, respectively, comparing the first quarters of 2023 and 2022. While data processing expenses totaled $1.0 million for the three months ended March 31, 2023, a $65 thousand, or 6.1%, decrease from $1.1 million for the same three-month period in 2022. Professional fees decreased $25 thousand, or 7.8%, to $302 thousand from $327 thousand comparing the first quarters of 2023 and 2022, respectively.

Provision for Income Taxes

FNCB recorded income tax expense of $0.7 million for the three months ended March 31, 2023, a decrease of $220 thousand, or 24.0%, compared to income tax expense of $0.9 million for the same period of 2022. FNCB's effective tax rate increased to 20.7% at March 31, 2023, compared to 17.40% for the same period of 2022. The increase in income tax expense and the effective tax rate primarily reflected a timing difference related to the loss on equity securities recorded in the first three months of 2023, compared to the same period of 2022.

FINANCIAL CONDITION

Assets

Total assets increased $64.0 million, or 3.7%, to $1.809 billion at March 31, 2023 from $1.746 billion at December 31, 2022. The change in total assets primarily reflected increases in loans and leases and cash and cash equivalents, partially offset by a decrease in available-for-sale debt securities. Loans and leases, net of the allowance for credit losses, increased $41.4 million, or 3.3%, to $1.152 billion at March 31, 2023 from $1.110 billion at December 31, 2022. FNCB experienced increases across the commercial and industrial and state and political subdivision loan categories primarily due to the new equipment finance product offerings. Cash and cash equivalents increased $27.7 million, or 66.0%, to $69.6 million at March 31, 2023, from $41.9 million at December 31, 2022. Available-for-sale debt securities decreased $3.0 million, or 0.6%, to $473.0 million at March 31, 2023 from $476.0 million at December 31, 2022. Total deposits increased $42.7 million, or 3.0%, to $1.463 billion at March 31, 2023 from $1.421 billion at December 31, 2022. Total borrowed funds increased $14.3 million, to $196.7 million, at March 31, 2023 from $182.4 million at December 31, 2022, due entirely to an increase in Federal Home Loan Bank ("FHLB") of Pittsburgh advances to $186.3 million at March 31, 2023, from $172.0 million at December 31, 2022.

Cash and Cash Equivalents

Cash and cash equivalents increased $27.7 million, or 66.0%, to $69.6 million at March 31, 2023 from $41.9 million at December 31, 2022. The increase in cash and cash equivalents resulted primarily from an increase of $42.7 million in total deposits, including brokered deposits, and an increase of $14.3 million in advances through the FHLB of Pittsburgh. Funds received from deposits and borrowed funds were used to fund an increase loans and leases, net of net deferred loan origination fees and unearned income, of $39.5 million.

Securities

FNCB’s investment securities portfolio provides a source of liquidity needed to meet expected loan demand and interest income to increase profitability. Additionally, the investment securities portfolio is used to meet pledging requirements to secure public deposits and for other purposes. Debt securities are classified as either held-to-maturity or available-for-sale at the time of purchase based on management's intent. Held-to-maturity securities are carried at amortized cost, while available-for-sale securities are carried at fair value, with unrealized holding gains and losses reported as a component of shareholders’ equity in accumulated other comprehensive income (loss), net of tax. At March 31, 2023 and December 31, 2022, all debt securities were classified as available-for-sale. Equity securities with readily determinable fair values are carried at fair value, with gains and losses due to fluctuations in market value included in non-interest income in the consolidated statements of income. Securities with limited marketability and/or restrictions, such as FHLB of Pittsburgh stock, are carried at cost. Management monitors the investment portfolio regularly. Decisions to purchase or sell investment securities are based upon management’s current assessment of long-term and short-term economic and financial conditions, including the interest rate environment and asset/liability management, liquidity and tax-planning strategies.

At March 31, 2023, FNCB's investment portfolio was comprised principally of available-for-sale debt securities including, fixed-rate, taxable and tax-exempt obligations of state and political subdivisions, and fixed-rate and floating-rate securities issued by U.S. government or U.S. government-sponsored agencies, which include mortgage-backed securities and residential and commercial collateralized mortgage obligations (“CMOs”). FNCB also holds fixed- and floating-rate investments in private CMO's, corporate debt securities, asset-backed securities and U.S. Treasury securities. Additionally, FNCB holds equity investments in the common and preferred stock of certain publicly-traded and privately-held bank holding companies. Except for U.S. government and government-sponsored agencies, there were no securities of any individual issuer that exceeded 10.0% of shareholders’ equity at March 31, 2023.

The majority of FNCB's debt securities are fixed-rate instruments and inherently subject to interest rate risk, as the value of fixed-rate securities fluctuate with changes in interest rates. U.S. Treasury rates continued to increase in the first quarter of 2023 as the FOMC continued to tighten monetary policy. Additionally, as short-term interest rates moved up sharply, the yield curve was inverted at March 31, 2023, due to a negative spread between the 2-year and 10-year U.S. Treasury rates. The 2-year U.S. Treasury rate decreased 35 basis points to 4.06% at March 31, 2023 from 4.41% at December 31, 2022, while the 10-year U.S. Treasury rate decreased 40 basis points to 3.48% at March 31,2023 from 3.88% at December 31, 2022. These movements resulted in a negative spread of 58-basis points between the 2-year and 10-year U.S. Treasury, compared to a negative spread of 0.53% at December 31, 2022. Generally, a security's value reacts inversely with changes in interest rates. Available-for-sale securities are carried at fair value, with unrealized gains or losses reported in the accumulated other comprehensive income or loss component of shareholder's equity net of deferred income taxes. At March 31, 2023, FNCB reported a net unrealized loss, included in accumulated other comprehensive loss, of $42.0 million, net of deferred income taxes of $11.2 million, a decrease of $6.8 million, or 13.9%, compared to a net unrealized holding loss of $48.8 million, net of deferred income taxes of $13.0 million, at December 31, 2022. Any further increase in interest rates could result in further depreciation in the fair value of FNCB's securities portfolio and capital position. However, accumulated other comprehensive income and loss related to available-for-sale debt securities is excluded from regulatory capital and does not have an impact on FNCB's regulatory capital ratios.

The following table presents the composition of available-for-sale debt securities at March 31, 2023 and December 31, 2022:

Composition of Available-for-Sale Debt Securities

	March 31, 2023		December 31, 2022
(dollars in thousands)	Fair Value	% of Portfolio	Fair Value	% of Portfolio
Available-for-sale debt securities:
U.S. treasuries	$32,845	6.94%	$32,134	6.75%
Obligations of state and political subdivisions	219,483	46.39%	220,782	46.37%
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	80,750	17.07%	80,407	16.89%
Collateralized mortgage obligations - commercial	3,358	0.71%	3,329	0.70%
Mortgage-backed securities	19,970	4.22%	20,663	4.34%
Private collateralized mortgage obligations	69,740	14.74%	72,507	15.23%
Corporate debt securities	32,040	6.77%	30,672	6.44%
Asset-backed securities	14,278	3.02%	14,941	3.14%
Negotiable certificates of deposit	655	0.14%	656	0.14%
Total available-for-sale debt securities	$473,119	100.00%	$476,091	100.00%

Activity related to available-for-sale debt securities during the three months ended March 31, 2023 included the purchase of one corporate debt security with an aggregate principal balance of $1.5 million and a weighted-average yield of 8.5%.  Principal repayments and a decrease in the fair value of the available-for-sale portfolio due to an increase in market interest rates entirely offset the slight increase due to the purchases. FNCB sold seven tax-exempt municipal debt securities, with an amortized cost of $6.9 million with a weighted average yield of 3.83%, during the three months ended March 31, 2023. FNCB received gross proceeds of $7.1 million and realized a net gains of $163 thousand upon the sale, which is included in non-interest income.

Management continually monitors the investment portfolio for credit worthiness, value, and yield. Semi-annually, management engages a third-party consultant to review the municipal portfolio to determine if there is any undue credit risk within the portfolio. As part of the independent review, each security is compared to their "portfolio credit benchmark" to identify which securities may contain more than a minimal risk of payment default.  Based on their semi-annual review as of December 31, 2022, the third-party consultant concluded that each municipal security held within the portfolio met or exceeded the benchmark and that none of the securities required further review. The next third-party review is scheduled for June 30, 2023. Management also monitors municipal securities monthly using a third-party Municipal Surveillance Report that identifies events related to the issuer that may indicate a deterioration in credit quality. Management noted no such events during the first quarter of 2023.

The following table presents the weighted-average yields of available-for-sale debt securities by major category and maturity period at March 31, 2023. Yields are calculated on the basis of the amortized cost and weighted for the scheduled maturity of each security. The yields on tax-exempt obligations of state and political subdivisions are presented on a tax-equivalent basis using the federal corporate income tax rate of 21.0%. Because residential, commercial and private collateralized mortgage obligations, mortgage-backed securities and asset-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following summary.

Maturity Distribution of Available-for-Sale Debt Securities

	March 31, 2023
	Within One Year	>1 - 5 Years	6 - 10 Years	Over 10 Years	Collateralized Mortgage Obligations, Mortgage-Backed and Asset-Backed Securities	Total
Available-for-sale debt securities:
U.S. treasuries	-	1.14%	1.19%	-	-	1.17%
Obligations of state and political subdivisions	2.91%	3.01%	2.29%	2.64%	-	2.66%
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	-	-	-	-	2.45%	2.45%
Collateralized mortgage obligations - commercial	-	-	-	-	2.00%	2.00%
Mortgage-backed securities	-	-	-	-	2.80%	2.80%
Private collateralized mortgage obligations	-	-	-	-	3.53%	3.53%
Corporate debt securities	-	8..5%	4.61%	-	-	4.77%
Asset-backed securities	-	-	-	-	5.77%	5.77%
Negotiable certificates of deposit	-	1.02%	-	-	-	1.02%
Weighted average yield	2.91%	2.65%	2.81%	2.64%	3.11%	2.87%

Evaluation for Credit Impairment

Management performed a review of all securities in an unrealized loss position as of March 31, 2023 and noted that there was no material change in the credit quality of any of the issuers or any other event or circumstance that may cause a significant adverse effect on the fair value of these securities. Moreover, to date, FNCB has received all scheduled principal and interest payments and expects to fully collect all future contractual principal and interest payments on all securities in an unrealized loss position at March 31, 2023. Based on the results of its review and considering the attributes of these debt securities, management concluded that changes in the fair values of the securities were consistent with movements in market interest rates and spreads relative to when the securities were purchased and not due to the credit quality of the securities or issuers. Accordingly, management determined that FNCB was not required to establish an ACL for any security in an unrealized loss position at March 31, 2023.

See Note 3, “Securities,” of the notes to consolidated financial statements included in Item 1 hereof for additional information about valuation of securities for credit impairment.

Loans and Leases

Total loans and leases, net of deferred fees and costs and unearned income, increased $40.4 million, or 3.6%, to $1.164 billion at March 31, 2023 from $1.123 billion at December 31, 2022. The growth in the loan portfolio reflected increases in all commercial and industrial loans and state and political subdivision loan categories, which was primarily due to commercial equipment financing product lines including simple interest loans and direct finance and municipal leases. Simple interest loans and direct finance leases are included in commercial and industrial loans and leases, while municipal leases are included in state and municipal subdivision loans and leases.

Also, included in commercial and industrial loans and leases at March 31, 2023 and December 31, 2022 were $0.6 million and $1.3 million, respectively, in outstanding balances of PPP loans, which are 100.0% guaranteed by the SBA. Accordingly, management excluded PPP loans in its evaluations of the ACL and there was no ACL established for PPP loans at March 31, 2023 and December 31, 2022.

From a collateral standpoint, a majority of FNCB’s loan portfolio consists of loans secured by real estate. Real estate secured loans, which include commercial real estate, construction, land acquisition and development, and residential real estate loans, decreased $8.8 million, or 1.3%, to $684.9 million at March 31, 2023 from $693.8 million at December 31, 2022. Real estate secured loans to total loans and leases represented 58.9% of total loans at March 31, 2023 compared to 61.8% at December 31, 2022, which resulted from management's efforts to diversify the portfolio.

Commercial real estate loans decreased $2.6 million, or 0.7%, to $373.6 million at March 31, 2023 from $376.3 million at December 31, 2022. Commercial real estate loans include long-term commercial mortgage financing and are primarily secured by first or second lien mortgages. Commercial and industrial loans and leases, consist primarily of equipment loans, working capital financing, revolving lines of credit and loans secured by cash and marketable securities. Commercial and industrial loans and leases increased $44.7 million, or 16.4%, to $317.1 million at March 31, 2023 from $272.4 million at December 31, 2022, which was primarily due to equipment loan and lease origination through 1st Equipment Finance during the three months ended March 31, 2023. The majority of equipment financing was originated through indirect, third-party dealers. At March 31, 2023, simple interest loans totaled $107.1 million, compared to $78.4 million at December 31, 2022. Direct finance leases outstanding under this initiative were $0.9 million, respectively, at both March 31, 2023, and December 31, 2022.  Municipal leases under this initiative were $4.8 million at March 31, 2023, an increase of $0.4 million, or 9.1%, from $4.4 million at December 31, 2022. Construction, land acquisition and development loans decreased $1.3 million, or 2.0%, to $64.9 million at March 31, 2023 from $66.2 million at December 31, 2022.

Residential real estate loans include fixed-rate and variable-rate, amortizing mortgage loans, home equity term loans and home equity lines of credit ("HELOCs"). FNCB primarily underwrites fixed-rate residential mortgage loans for sale in the secondary market to reduce interest rate risk and provide funding for additional loans. Additionally, FNCB offers its proprietary “WOW” mortgage product, which is a non-saleable mortgage with maturity terms of 7.5 to 19.5 years that provides customers with an attractive fixed interest rate and low closing costs. Residential real estate loans totaled $246.4 million at March 31, 2023, a decrease of $3.8 million, or 1.5%, from $250.2 million at December 31, 2022.

Consumer loans primarily include indirect automobile loans and secured and unsecured personal loans. Consumer loans decreased by $1.0 million, or 1.0%, to $91.6 million at March 31, 2023 from $92.6 million at December 31, 2022, largely due to the run-off of the indirect loan portfolio. Loans and leases to state and political subdivisions increased $5.1 million, or 7.9%, to $70.1 million at March 31, 2023 from $65.0 million at December 31, 2022.

The following table presents loans and leases receivable, net by segment at March 31, 2023 and December 31, 2022:

Loan and Lease Portfolio Detail

	March 31, 2023		December 31, 2022
(dollars in thousands)	Amount	% of Total Loans, Gross	Amount	% of Total Loans, Gross
Residential real estate	$246,428	21.17%	$250,221	22.28%
Commercial real estate	373,630	32.10%	376,976	33.56%
Construction, land acquisition and development	64,890	5.58%	66,555	5.92%
Commercial and industrial	317,830	27.31%	272,024	24.22%
Consumer	91,644	7.88%	92,612	8.24%
State and political subdivisions	69,367	5.96%	64,955	5.78%
Total loans and leases (1)	1,163,789	100.00%	1,123,343	100.00%
Unearned income	-		(810)
Net deferred origination fees	-		1,784
Allowance for credit losses	(12,279)		(14,193)
Loans and leases, net	$1,151,510		$1,110,124
(1) In accordance with the adoption of ASU 2016-13, March 31, 2023 balances are reported at the amortized cost basis, to include net deferred origination fees and unearned income.

Asset Quality

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at the amount of unpaid principal, net of unearned interest, deferred loan fees and costs, and reduced by the ACL. The ACL is established through a provision for credit losses charged to earnings.

FNCB has established and consistently applies loan policies and procedures designed to foster sound underwriting and credit monitoring practices. Credit risk is managed through the efforts of the Chief Banking Officer, Chief Lending Officer and loan officers, the Chief Credit Officer, the loan review function, and the Credit Risk Management, ACL, Officers Loan and Directors Loan Committees, as well as through oversight of the Board of Directors. Management continually evaluates its credit risk management practices to ensure it is reacting to problems in the loan portfolio in a timely manner, although, as is the case with any financial institution, a certain degree of credit risk is dependent in part on local and general economic conditions that are beyond management’s control.

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

Non-performing loans are monitored on an ongoing basis as part of FNCB’s loan review process. Additionally, work-out for non-performing loans and other real estate owned ("OREO") are actively monitored through the Credit Risk Management Committee. A potential loss on a non-performing asset is generally determined by comparing the outstanding loan balance to the fair market value of the pledged collateral, less cost to sell.

Management actively manages loans rated special mention and substandard in an effort to mitigate loss to FNCB by working with customers to develop strategies to resolve borrower difficulties, through sale or liquidation of collateral, foreclosure, and other appropriate means. In addition, management monitors employment and economic conditions within FNCB’s market area, as weakening of conditions could result in real estate devaluations and an increase in loan delinquencies, which could negatively impact asset quality and cause an increase in the provision for loan and lease losses.

The following table presents information about non-performing assets at March 31, 2023 and December 31, 2022:

Non-performing Assets

	March 31,	December 31,
(dollars in thousands)	2023	2022
Non-accrual loans	$2,601	$2,763
Loans past due 90 days or more and still accruing	52	79
Total non-performing loans	2,653	2,842
Other real estate owned	-	-
Other non-performing assets	1,773	1,773
Total non-performing assets	$4,426	$4,615

Non-performing loans as a percentage of total loans	0.23%	0.25%

FNCB's asset quality remained favorable through the first quarter of 2023. Total non-performing assets decreased $0.2 million, or 4.1%, to $4.4 million at March 31, 2023 from $4.6 million at December 31, 2022. The improvement reflected decreases in non-accrual loans. Non-performing loans, which include non-accrual loans and loans past due 90 days or more and still accruing, decreased $0.2 million, or 6.7%, to $2.6 million at March 31, 2023 from $2.8 million at December 31, 2022. FNCB’s ratio of non-performing loans to total gross loans improved to 0.23% at March 31, 2023 from 0.25% at December 31, 2022.

The following table presents the changes in non-performing loans for the three months ended March 31, 2023 and 2022.

Changes in Non-Performing Loans

	Three Months Ended March 31,
(in thousands)	2023	2022
Balance, beginning of period	$2,842	$3,863
Loans newly placed on non-accrual	988	234
Change in loans past due 90 days or more and still accruing	(27)	-
Loans charged-off	(740)	(75)
Loan payments received	(410)	(158)
Balance, end of period	$2,653	$3,864

The following table presents accruing loan delinquencies and non-accrual loans as a percentage of gross loans at March 31, 2023 and December 31, 2022:

Loan Delinquencies and Non-Accrual Loans

	March 31,	December 31,
	2023	2022
Accruing:
30-89 days	0.18%	0.19%
90+ days	0.00%	0.01%
Non-accrual	0.22%	0.25%
Total delinquencies	0.40%	0.45%

Total delinquent loan balances, including non-accrual loans, increased $0.1 million to $2.2 million at March 31, 2023, from $2.1 million at December 31, 2022. However, total delinquencies as a percentage of total loans and leases, decreased 5 basis points to 0.40% at March 31, 2023, compared to 0.45% at December 31, 2022.

Other non-performing assets was comprised solely of a classified account receivable, the balance of which was $1.8 million at both March 31, 2023 and at December 31, 2022. The receivable is secured by an evergreen letter of credit that was received in 2011 as part of a settlement agreement for a large construction, land acquisition and development loan for a residential development project in the Pocono region of Monroe County, Pennsylvania. The agreement provides for payment to FNCB as real estate building lots are sold. The project was stalled due to a decline in real estate values in this area following the financial crisis of 2008. In 2019, economic development in this market area began improving and the developer for this project had resumed construction activity, including the completion of substantial infrastructure, and had increased marketing and sales initiatives related to the project. To date, no single-unit lots have been sold, however, the developer completed the construction of a seven-unit building that houses timeshare units and owners began occupying the units in the fourth quarter of 2020. In 2020, management negotiated a repayment plan with the developer. FNCB received the first payment of $127 thousand in the second quarter of 2021. Management continues to closely monitor this project and has noted an increase in construction activity related to this project including the construction of two additional six- or eight-unit buildings and further site development including building pads for a new six-seven unit building and pool/spa building during 2022. Accordingly FNCB anticipates receiving additional payments during the remainder of 2023.

While FNCB's asset quality has remained favorable, management believes continued economic uncertainty related to supply-chain constraints, inflation, and the resulting increase in interest rates could affect borrowers' ability to repay loans, which may have a negative impact on asset quality including, increases in loan delinquencies, non-performing loans, loan charge-offs and foreclosures.

Allowance for Credit Losses

The ACL equaled $12.3 million at March 31, 2023, compared to $14.2 million at December 31, 2022. The decrease resulted from a $2.6 million adjustment from the impact of the adoption of ASU 2016-13, on January 1, 2023, in addition to $253 thousand in net charge-offs, that were offset by a provision for credit losses of $975 thousand, for the three months ended March 31, 2023.  The ratio of the ACL to total loans and leases decreased to 1.06% of total loans and leases, net of net deferred loan origination fees and unearned income at March 31, 2023 from 1.26% of total loans at December 31, 2022.

The following table presents an allocation of the ACL by major loan category and percent of loans in each category to total loans at March 31, 2023 and December 31, 2022:

Allocation of the ACL

	March 31, 2023		December 31, 2022
		Percentage		Percentage
		of Loans		of Loans
		in Each		in Each
		Category		Category
	Allowance	to Total	Allowance	to Total
(dollars in thousands)	Amount	Loans	Amount	Loans
Residential real estate	$1,164	21.17%	$2,215	22.28%
Commercial real estate	2,509	32.10%	4,193	33.55%
Construction, land acquisition and development	1,722	5.58%	747	5.92%
Commercial and industrial	4,875	27.31%	4,099	24.22%
Consumer	1,597	7.88%	1,307	8.25%
State and political subdivisions	412	5.96%	503	5.78%
Unallocated	-	-	1,129	-
Total	$12,279	100.00%	$14,193	100.00%

The following table presents an analysis of the ACL by loan category for the three months ended March 31, 2023 and 2022:

Reconciliation of the ACL

	For the Three Months Ended March 31,
(dollars in thousands)	2023	2022
Balance at beginning of period	$14,193	$12,416
Impact of ASU 2016-13	(2,636)	-
Charge-offs:
Residential real estate	-	3
Commercial real estate	-	-
Construction, land acquisition and development	-	-
Commercial and industrial	53	19
Consumer	723	73
State and political subdivisions	-	-
Total charge-offs	776	95
Recoveries of charged-off loans:
Residential real estate	-	-
Commercial real estate	54	-
Construction, land acquisition and development	-	-
Commercial and industrial	11	4
Consumer	458	45
State and political subdivisions	-	-
Total recoveries	523	49
Net charge-offs	253	46
Provision for credit losses	975	759
Balance at end of period	$12,279	$13,129

Net charge-offs as a percentage of average loans and leases (annualized)	0.09%	0.02%

Allowance for credit losses as a percentage of loans and leases, net	1.06%	1.27%

Allowance for credit losses to nonaccrual loans and leases	472.09%	339.78%

Liabilities

Total liabilities, which consist primarily of total deposits and borrowed funds, increased $54.9 million, or 3.4%, to $1.682 billion at March 31, 2023 from $1.627 billion at December 31, 2022. The increase was due primarily to deposit growth, coupled with an increase in FHLB of Pittsburgh advances. Total deposits were $1.463 billion at March 31, 2023, an increase of $42.7 million, or 3.0%, from $1.421 billion at December 31, 2022. The increase was in total interest -bearing deposits that increased $67.4 million, or 6.1%, to $1.182 billion at March 31, 2023, from $1.115 billion at December 31, 2022. Specifically, total time deposits increased $201.1 million, or 14.2%, to $359.0 million at March 31, 2023, compared to $157.9 million at December 31, 2022. The increase in total time deposits was primarily concentrated in wholesale deposits originated through the IntraFi® Network, Qwickrate, a national listing service, and brokered certificates of deposit. FNCB utilized these wholesale sources as an alternative to additional advances through the FHLB of Pittsburgh. Additionally, in response to the general increase in interest rates and market demand, FNCB initiated several certificate of deposit specials in the first quarter of 2023.  This was offset by decreases in non-interesting bearing demand deposits, interest-bearing demand deposits and savings deposits. Non-interest-bearing demand deposits decreased $24.7 million, or 8.1%, to $281.1 million at March 31, 2023, from $305.9 million at December 31, 2022. Interest-bearing demand deposits totaled $683.7 million at March 31, 2023, a decrease of $124.8 million, or 15.4%, compared to $808.5 million at December 31, 2022. While, savings deposits decreased $8.9 million, or 6.0%, to $139.5 million at March 31, 2023, compared to $148.4 million at December 31, 2022.   Total borrowed funds increased $14.3 million, or 7.8%, to $196.6 million at March 31, 2023, from $182.4 million at December 31, 2022, which was comprised of $186.4 million in FHLB of Pittsburgh advances and $10.3 million in junior subordinated debentures.

Equity

On January 25, 2023, FNCB's Board of Directors authorized a stock repurchase program under which up to 750,000 shares of FNCB's outstanding common stock may be acquired in the open market. Repurchases are subject to SEC regulations as well as certain price, market volume and timing constraints specified in the trading plan, and the repurchased shares will be returned to the status of authorized but unissued shares of Common Stock. There is not a guarantee as to the exact number of shares that will be repurchased by FNCB, and FNCB may discontinue the plan at any time that management determines additional repurchases are no longer warranted. During the three months ended March 31, 2023, FNCB did not repurchase any shares under this initiative.

Total shareholders’ equity increased $7.6 million, or 6.3%, to $126.5 million at March 31, 2023 from $118.9 million at December 31, 2022.  The increase in capital was primarily due market value appreciation of FNCB's available-for-sale debt securities, net of deferred taxes, which resulted in a decrease in the accumulated other comprehensive loss to $42.6 million at March 31, 2023, compared to an accumulated other comprehensive loss of $48.0 million at December 31, 2022. This was coupled with net income for the three months ended March 31, 2023 of $2.7 million. This was partially offset by dividends declared and paid of $1.8 million for the three months ended March 31, 2023. FNCB Bank was considered well capitalized with total risk-based capital and Tier 1 leverage ratios were 12.92% and 8.92% at March 31, 2023, respectively. On a per share basis, dividends declared totaled $0.090 per share for the three months ended March 31, 2023, an increase of $0.015 per share, or 20.0%, compared to $0.075 for the three months ended March 31, 2022. On April 26, 2023, FNCB's Board of Directors declared a dividend of $0.090 per share for the second quarter of 2023, the same was declared for the second quarter of 2022.

The Bank's total regulatory capital increased $3.4 million, or 2.0%, to $173.4 million at March 31, 2023 from $170.0 million at December 31, 2022. FNCB Bank's total risk-based capital and Tier 1 leverage ratios were 12.97% and 8.96%, respectively, at March 31, 2023, compared to 13.11% and 8.77%, respectively, at December 31, 2022. The Bank's risk-based capital ratios exceeded the minimum regulatory capital ratios required for well capitalized under prompt corrective action regulations. Based on the most recent notification from its primary regulator, the Bank was considered well capitalized at March 31, 2023 and December 31, 2022. There were no conditions or events since that notification that management believes would have changed this capital designation.

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

The consolidated statements of cash flows present the change in cash and cash equivalents from operating, investing and financing activities. Cash and due from banks and interest-bearing deposits in other banks, which comprise cash and cash equivalents, are FNCB’s most liquid assets. At March 31, 2023, cash and cash equivalents totaled $69.6 million, an increase of $27.7 million compared to $41.9 million at December 31, 2022. For the three months ended March 31, 2023, net cash inflows, provided by operating and financing activities were only partially offset by net cash outflows provided used in investing activities. Operating activities include net income, adjusted for the effects of non-cash transactions including, among others, depreciation and amortization and the provision for credit losses, and is the primary source of cash flows from operations. In the first quarter of 2023, operating activities provided FNCB with $1.2 million in net cash, which reflected net income of $2.7 million, net of a reduction for non-cash negative adjustments of $1.4 million. This was coupled with $55.2 million in cash provided by financing activities, which resulted primarily from a net increase in deposits of $42.7 million and the net proceeds from overnight and term advances through FHLB of Pittsburgh, of $14.3 million, slightly offset by the $1.8 million in cash dividends paid. Partially offsetting these net inflows were net cash outflows used in investing activities that totaled $28.7 million for the three months ended March 31, 2023. Specifically, FNCB's net lending activities used $39.9 million in net cash and $1.5 million was utilized in the purchase of available-for-sale debt securities. These investing cash outflows were slightly offset by $7.1 million in cash proceeds received from the sale of available-for-sale debt securities, and $5.7 million of cash provided from maturities, calls and principal payments of available-for-sale debt securities.

Management is actively monitoring FNCB's liquidity position and capital adequacy in light of the changing circumstances related to economic uncertainty, liquidity constraints, current inflation levels, rising interest rates and increased competition. Management believes FNCB's current liquidity position and available sources of liquidity were sufficient to meet its cash flow needs and fulfill its obligations at  March 31, 2023. In addition to cash and cash equivalents of $69.6 million at  March 31, 2023, FNCB had ample sources of additional liquidity including approximately $482.1 million in available borrowing capacity from the FHLB of Pittsburgh and $17.9 million under the borrower-in-custody ("BIC") program through the Federal Reserve Bank of Philadelphia. FNCB also has available unsecured federal funds lines of credit totaling $75.0 million at  March 31, 2023, as well as access to various wholesale deposit markets. While management believes FNCB has adequate liquidity to meet its cash flow needs, they are keenly aware that changes in general economic conditions, including inflation, further increases in interest rates and competition, among other factors, could pose potential stress on liquidity should deposits begin exiting the Bank or FNCB's asset quality deteriorates. Additionally, FNCB could experience an increase in the utilization of existing lines of credit as customers manage their own liquidity needs during this time of economic uncertainty. Management continually monitors FNCB's liquidity positions and sources of available liquidity in relation to funding and cash flow needs and evaluates potential sources of additional liquidity.

In response to industry-wide liquidity constraints, on March 12, 2023, the Federal Reserve Bank established a new Bank Term Funding Program (“BTFP”) to provide additional funding to eligible depository institutions. The BTFP is an additional source of liquidity collateralized by high-quality securities valued at par including U.S. Treasury securities, U.S. government agency debt and mortgage-backed securities and other qualifying securities. FNCB had $25.3 million in available funding under the BTFP at March 31, 2023. As of March 31, 2023, FNCB did not utilize this funding source.

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

LIBOR Replacement

The Alternative Reference Rates Committee ("ARRC") had proposed that the Secured Overnight Funding Rate ("SOFR") replace USD-LIBOR, with the transition to SOFR from USD-LIBOR to take place by the end of 2021. FNCB has various loans, investments, borrowings and interest rate swap contracts that are indexed to USD-LIBOR. On November 30, 2020 the ICE Benchmark Administration ("IBA"), which complies and oversees LIBOR, announced its intention to extend most of the USD-LIBOR tenors to June 30, 2023, with U.S. banking regulators supporting the extension. As of December 31, 2021, most LIBOR tenors, with the exception of the overnight, 1-,3-, 6- and 12-month LIBOR tenors which have been extended through June 30, 2023, have ceased to be published. Additionally, beginning January 1, 2022, no new financial instruments can be written with terms tied to LIBOR. Accordingly,  FNCB has not written any loans with terms tied to LIBOR during the three-months ended March 31, 2023 or during the year ended December 31, 2022. FNCB has various loans, investments, borrowings and interest rate swap contracts that are indexed to USD-LIBOR, and management is actively monitoring its LIBOR exposures, evaluating any risks involved and has amended loan documents as necessary.

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

While ALCO regularly performs a wide variety of simulations under various strategic balance sheet and treasury yield curve scenarios, the following results reflect FNCB’s sensitivity over the subsequent twelve months based on the following assumptions:

●	asset and liability levels using March 31, 2023 as a starting point;
●	cash flows are based on contractual maturity and amortization schedules with applicable prepayments derived from internal historical data and external sources; and
●	cash flows are reinvested into similar instruments so as to keep interest-earning asset and interest-bearing liability levels constant.

The following table illustrates the simulated impact of parallel and instantaneous interest rate shocks of +400 basis points, +200 basis points, and -200 basis points on net interest income and the change in economic value over a one-year time horizon from the March 31, 2023 levels:

	Rates +200		Rates +400		Rates -200
	Simulation Results	Policy Limit	Simulation Results	Policy Limit	Simulation Results	Policy Limit
Earnings at risk:
Percent change in net interest income	(7.2)%	(12.5)%	(13.1)%	(20.0)%	0.4%	(12.5)%

Economic value at risk:
Percent change in economic value of equity	(7.6)%	(20.0)%	(16.6)%	(35.0)%	0.7%	(10.0)%

Model results from the simulation at March 31, 2023 indicated that FNCB was liability sensitive in the near term, exhibiting some interest sensitivity to changes in interest rates over the next twelve months. According to the model results at March 31, 2023, in comparison to the base case, net interest income is expected to decrease 7.2% under a +200-basis point interest rate shock. Additionally, under a parallel shift in interest rates of +200 basis points, FNCB's economic value of equity ("EVE") is expected to decrease 7.6%. Comparatively, model results at December 31, 2022 were estimated decreases in net interest income and EVE of 14.2% and 9.3%, respectively, under a +200-basis point interest rate shock. All modeled exposures to net interest income and EVE for the next twelve-month horizon are within internal ALCO policy guidelines.

Despite FOMC actions in 2022, inflation remained elevated in the first quarter of 2023. The FOMC responded with two additional 25-basis point rate increases, one on February 1, 2023 and another on March 2, 2023. Additionally, the FOMC has indicated that additional rate increases in 2023 would likely be necessary to control inflation. Model results at March 31, 2023 indicate that FNCB's asset/liability position becomes asset sensitive in Years 3-5 of the model, which would imply that net interest income would benefit from rising interest rates. This analysis does not represent a forecast for FNCB and should not be relied upon as being indicative of expected operating results. These simulations are based on numerous assumptions, including but not limited to, the nature and timing of interest rate levels, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment/replacements of asset and liability cash flows, and other factors. While assumptions reflect current economic and local market conditions, FNCB cannot make any assurances as to the predictive nature of these assumptions, including changes in interest rates, customer preferences, competition and liquidity needs, or what actions ALCO might take in responding to these changes.

As previously mentioned, as part of its ongoing monitoring, ALCO requires quarterly back testing of modeling results, which involves after-the-fact comparisons of projections with FNCB’s actual performance to measure the validity of assumptions used in the modeling techniques. As part of its quarterly review, management compared tax-equivalent net interest income recorded for the three months ended March 31, 2023 with tax-equivalent net interest income that was projected for the same three-month period. There was a negative variance between actual and projected tax-equivalent net interest income for the three-month period ended March 31, 2023 of approximately $715 thousand, or 6.25%. The variance primarily reflected higher actual interest expense due to increases to deposit rates, including certificate of deposit rate special employed and higher brokered deposit rates than modeled. ALCO performs a detailed rate/volume analysis between actual and projected results in order to continue to improve the accuracy of its simulation models.

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

For the three months ended March 31, 2023, FNCB did not engage in any off-balance sheet transactions that would have or would be reasonably likely to have a material effect on its consolidated financial condition.

Item 3 — Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in FNCB’s exposure to market risk during the three months ended March 31, 2023.  For discussion of FNCB’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in FNCB’s Form 10-K for the year ended December 31, 2022.

Item 4 — Controls and Procedures

FNCB’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of FNCB’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on that evaluation, FNCB’s Chief Executive Officer and Chief Financial Officer concluded FNCB’s disclosure controls and procedures were effective as of March 31, 2023.

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

There have been no changes in the status of the other litigation, if any, disclosed in FNCB’s Annual Report on Form 10-K for the year ended December 31, 2022.

Item 1A — Risk Factors.

There have been no material changes in the risk factors previously disclosed in FNCB's Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

FNCB did not issue any unregistered equity securities during the three months ended March 31, 2023.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Pursuant to the share repurchase program announced by FNCB on January 25, 2023, which expires on December 31, 2023, FNCB may repurchase up to 750,000 shares of its issued and outstanding common stock. The share repurchase program is intended to comply with the provisions of the safe harbor under Rule 10b-18 of the Exchange Act. As of March 31, 2023, FNCB had not repurchased any shares under the program.

Item 3 - Defaults upon Senior Securities.

None.

Item 4 — Mine Safety Disclosures.

Not applicable.

Item 5 - Other Information.

None.

Item 6 — Exhibits.

The following exhibits are filed or furnished herewith or incorporated by reference.

EXHIBIT 3.1	Amended and Restated Articles of Incorporation of FNCB Bancorp, Inc. dated May 19, 2010 - filed as Exhibit 3.1 to FNCB's Current Report on Form 8-K on May 19, 2010, is hereby incorporated by reference.

EXHIBIT 3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation dated October 4, 2016 - filed as Exhibit 3.1 to FNCB's Current Report on Form 8-K on October 4, 2016, is hereby incorporated by reference.

EXHIBIT 3.3	Amended and Restated Bylaws filed as Exhibit 3.3 to FNCB's Form 10-K for the year ended December 31, 2022, as filed on March 10, 2023, is hereby incorporated by reference.

EXHIBIT 31.1*	Certification of Chief Executive Officer

EXHIBIT 31.2*	Certification of Chief Financial Officer

EXHIBIT 32.1**	Section 1350 Certification —Chief Executive Officer and Chief Financial Officer

EXHIBIT 101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

EXHIBIT 101.SCH	INLINE XBRL TAXONOMY EXTENSION SCHEMA

EXHIBIT 101.CAL	INLINE XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EXHIBIT 101.DEF	INLINE XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EXHIBIT 101.LAB	INLINE XBRL TAXONOMY EXTENSION LABEL LINKBASE

EXHIBIT 101.PRE	INLINE XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

EXHIBIT 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant:  FNCB BANCORP, INC.

Date: May 5, 2023	By:	/s/ Gerard A. Champi
Gerard A. Champi
President and Chief Executive Officer

Date: May 5, 2023	By:	/s/ James M. Bone, Jr.
James M. Bone, Jr., CPA
Executive Vice President and Chief Financial Officer
Principal Financial Officer

Date: May 5, 2023	By:	/s/ Stephanie A. Westington
Stephanie A. Westington, CPA
Senior Vice President and Chief Accounting Officer
Principal Accounting Officer