Form 10-Q
period 2023-06-30
FNCB Bancorp, Inc.
filed 2023-08-04
CIK 1035976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 19,777,614 shares as of August 4, 2023.

Part I - Financial Information

Item 1 - Financial Statements

FNCB BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30,	December 31,
	2023	2022
(in thousands, except share data)	(Unaudited)	(Audited)
Assets
Cash and cash equivalents:
Cash and due from banks	$32,893	$26,588
Interest-bearing deposits in other banks	72,107	15,328
Total cash and cash equivalents	105,000	41,916
Available-for-sale debt securities, at fair value	452,877	476,091
Equity securities, at fair value	6,337	7,717
Restricted stock, at cost	9,325	8,545
Loans held for sale	-	60
Loans and leases, net of allowance for credit losses of $12,873 and $14,193	1,187,722	1,110,124
Bank premises and equipment, net	15,028	15,616
Accrued interest receivable	6,329	5,957
Bank-owned life insurance	36,901	36,499
Other assets	42,353	43,005
Total assets	$1,861,872	$1,745,530

Liabilities
Deposits:
Demand (non-interest-bearing)	$285,674	$305,850
Interest-bearing	1,190,390	1,114,797
Total deposits	1,476,064	1,420,647
Borrowed funds:
Federal Reserve Discount Window advances	25,000	-
Federal Home Loan Bank of Pittsburgh advances	206,712	172,050
Junior subordinated debentures	10,310	10,310
Total borrowed funds	242,022	182,360
Accrued interest payable	1,089	171
Other liabilities	18,638	23,403
Total liabilities	1,737,813	1,626,581

Shareholders' equity
Preferred shares ($1.25 par)
Authorized: 20,000,000 shares at June 30, 2023 and December 31, 2022
Issued and outstanding: 0 shares at June 30, 2023 and December 31, 2022	-	-
Common shares ($1.25 par)
Authorized: 50,000,000 shares at June 30, 2023 and December 31, 2022
Issued and outstanding: 19,750,092 shares at June 30, 2023 and 19,681,644 shares at December 31, 2022	24,687	24,602
Additional paid-in capital	77,757	77,502
Retained earnings	67,851	64,873
Accumulated other comprehensive loss	(46,236)	(48,028)
Total shareholders' equity	124,059	118,949
Total liabilities and shareholders’ equity	$1,861,872	$1,745,530

The accompanying notes to consolidated financial statements are an integral part of these statements.

FNCB BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share data)	2023	2022	2023	2022
Interest income
Interest and fees on loans and leases	$15,853	$11,100	$30,418	$21,202
Interest and dividends on securities:
Taxable	3,064	2,402	6,141	4,792
Tax-exempt	544	658	1,131	1,270
Dividends	223	112	496	190
Total interest and dividends on securities	3,831	3,172	7,768	6,252
Interest on interest-bearing deposits in other banks	252	8	429	15
Total interest income	19,936	14,280	38,615	27,469
Interest expense
Interest on deposits	6,145	346	10,522	670
Interest on borrowed funds:
Federal Reserve Discount Window advances	92	-	92	-
Federal Home Loan Bank of Pittsburgh advances	1,896	242	4,447	273
Junior subordinated debentures	174	70	340	121
Total interest on borrowed funds	2,162	312	4,879	394
Total interest expense	8,307	658	15,401	1,064
Net interest income before provision for credit losses - loans and leases	11,629	13,622	23,214	26,405
Provision for credit losses - loans and leases	799	62	1,774	821
Net interest income after provision for credit losses - loans and leases	10,830	13,560	21,440	25,584
Non-interest income
Deposit service charges	1,123	1,065	2,187	2,115
Net gain (loss) on the sale of available-for-sale debt securities	90	(35)	252	(35)
Net loss on equity securities	(1,032)	(82)	(1,540)	(207)
Net gain on the sale of mortgage loans held for sale	-	32	1	32
Loan-related fees	52	50	171	107
Income from cash surrender value of bank-owned life insurance	205	197	402	342
Merchant services revenue	157	172	318	371
Wealth management services revenue	245	115	483	236
Other	108	143	345	486
Total non-interest income	948	1,657	2,619	3,447
Non-interest expense
Salaries and employee benefits	4,529	4,519	9,924	9,177
Occupancy expense	550	447	1,071	995
Equipment expense	232	316	504	640
Advertising expense	188	227	397	359
Data processing expense	952	1,009	1,950	2,072
Regulatory assessments	312	196	525	421
Insurance expense	171	155	343	310
Bank shares tax	263	375	412	716
Professional fees	214	213	516	540
(Credit) provision for unfunded commitments	(225)	75	(494)	123
Other operating expenses	916	700	1,875	1,423
Total non-interest expense	8,102	8,232	17,023	16,776
Income before income tax expense	3,676	6,985	7,036	12,255
Income tax expense	871	1,247	1,568	2,164
Net income	$2,805	$5,738	$5,468	$10,091

Earnings per share
Basic	$0.14	$0.29	$0.28	$0.51
Diluted	$0.14	$0.29	$0.28	$0.51

Cash dividends declared per common share	$0.090	$0.075	$0.180	$0.150
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	19,715,136	19,677,109	19,698,837	19,805,485
Diluted	19,715,136	19,694,125	19,703,089	19,832,405

The accompanying notes to consolidated financial statements are an integral part of these statements.

FNCB BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Net income	$2,805	$5,738	$5,468	$10,091
Other comprehensive (loss) income :
Unrealized (losses) gains on available-for-sale debt securities	(5,843)	(21,325)	2,931	(52,286)
Taxes (benefits)	1,226	4,478	(616)	10,980
Net of tax amount	(4,617)	(16,847)	2,315	(41,306)

Reclassification adjustment (gains) losses included in net income	(90)	35	(252)	35
Taxes (benefits)	19	(7)	53	(7)
Net of tax amount	(71)	28	(199)	28

Derivative adjustments	1,306	139	(410)	666
Taxes (benefits)	(274)	(29)	86	(140)
Net of tax amount	1,032	110	(324)	526
Total other comprehensive (loss) income	(3,656)	(16,709)	1,792	(40,752)
Comprehensive (loss) income	$(851)	$(10,971)	$7,260	$(30,661)

The accompanying notes to consolidated financial statements are an integral part of these statements.

FNCB BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Three and Six Months Ended June 30, 2023 and 2022
(unaudited)

(in thousands, except per share data)	Number of Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders' Equity
For the three months ended:
Balances, March 31, 2022	19,683,671	$24,604	$77,642	$53,834	$(17,691)	$138,389
Net income for the period	-	-	-	5,738	-	5,738
Cash dividends paid, $0.075 per share	-	-	-	(1,477)	-	(1,477)
Restricted stock awards	-	-	122	-	-	122
Repurchase of common shares	(63,862)	(80)	(470)	-	-	(550)
Common shares issued under long-term incentive compensation plan	54,689	68	(68)	-	-	-
Common shares issued through dividend reinvestment/optional cash purchase plan	1,059	2	7	(10)	-	(1)
Other comprehensive loss, net of tax of $4,442	-	-	-	-	(16,709)	(16,709)
Balances, June 30, 2022	19,675,557	$24,594	$77,233	$58,085	$(34,400)	$125,512

Balances, March 31, 2023	19,683,873	$24,604	$77,636	$66,834	$(42,580)	$126,494
Net income for the period	-	-	-	2,805	-	2,805
Cash dividends paid, $0.090 per share	-	-	-	(1,777)	-	(1,777)
Restricted stock awards	-	-	153	-	-	153
Common shares issued in consideration of an asset purchase	2,648	3	18	-	-	21
Common shares issued under long-term incentive compensation plan	58,425	73	(73)	-	-	-
Common shares issued through dividend reinvestment/optional cash purchase plan	5,146	7	23	(11)	-	19
Other comprehensive loss, net of tax of $971	-	-	-	-	(3,656)	(3,656)
Balances, June 30, 2023	19,750,092	$24,687	$77,757	$67,851	$(46,236)	$124,059

For the six months ended:
Balances, December 31, 2021	19,989,875	$24,987	$80,128	$50,990	$6,352	$162,457
Net income for the period	-	-	-	10,091	-	10,091
Cash dividends paid, $0.150 per share	-	-	-	(2,976)	-	(2,976)
Restricted stock awards	-	-	222	-	-	222
Repurchase of common shares	(371,376)	(464)	(3,066)	-	-	(3,530)
Common shares issued under long-term incentive compensation plan	54,689	68	(68)	-	-	-
Common shares issued through dividend reinvestment/optional cash purchase plan	2,369	3	17	(20)	-	-
Other comprehensive loss, net of tax of $10,833	-	-	-	-	(40,752)	(40,752)
Balances, June 30, 2022	19,675,557	$24,594	$77,233	$58,085	$(34,400)	$125,512

Balances, December 31, 2022	19,681,644	$24,602	$77,502	$64,873	$(48,028)	$118,949
Cumulative effect adjustment due to adoption of ASU 2016-13				1,080		1,080
Net income for the period	-	-	-	5,468	-	5,468
Cash dividends paid, $0.180 per share	-	-	-	(3,548)	-	(3,548)
Restricted stock awards	-	-	274	-	-	274
Common shares issued in consideration of an asset purchase	2,648	3	18	-	-	21
Common shares issued under long-term incentive compensation plan	58,425	73	(73)	-	-	-
Common shares issued through dividend reinvestment/optional cash purchase plan	7,375	9	36	(22)	-	23
Other comprehensive income, net of tax of $477	-	-	-	-	1,792	1,792
Balances, June 30, 2023	19,750,092	$24,687	$77,757	$67,851	$(46,236)	$124,059

The accompanying notes to consolidated financial statements are an integral part of these statements.

FNCB BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
(in thousands)	2023	2022
Cash flows from operating activities:
Net income	$5,468	$10,091
Adjustments to reconcile net income to net cash provided by operating activities:
Investment securities amortization, net	973	1,559
Equity in trust	(10)	(4)
Depreciation of bank premises and equipment	681	778
Amortization of loan origination costs (fees)	398	(736)
Valuation adjustment for loan servicing rights	-	(3)
Stock-based compensation expense	274	222
Provision for credit losses - loans and leases	1,774	821
Valuation adjustment for unfunded commitments	(494)	123
Net (gain) loss on the sale of available-for-sale debt securities	(252)	35
Net loss on equity securities	1,540	207
Net gain on the sale of mortgage loans held for sale	(1)	(32)
Net gain on the sale of other real estate owned	-	(3)
Income from cash surrender value of bank-owned life insurance	(402)	(342)
Proceeds from the sale of mortgage loans held for sale	61	2,686
Funds used to originate mortgage loans held for sale	-	(3,321)
Increase in accrued interest receivable	(372)	(460)
(Increase) decrease in other assets	(23)	500
Increase in accrued interest payable	918	36
Decrease in other liabilities	(6,051)	(4,893)
Total adjustments	(986)	(2,827)
Net cash provided by operating activities	4,482	7,264

Cash flows from investing activities:
Maturities, calls and principal payments of available-for-sale debt securities	17,279	23,259
Proceeds from the sale of available-for-sale debt securities	10,394	2,372
Purchases of available-for-sale debt securities	(2,501)	(52,514)
Purchases of equity securities	(160)	(592)
Purchase of restricted stock	(780)	(3,876)
Net increase in loans and leases to customers	(77,091)	(108,381)
Proceeds from the sale of other real estate owned	-	695
Purchase of bank-owned life insurance	-	(3,000)
Purchases of bank premises and equipment	(93)	(315)
Net cash used in investing activities	(52,952)	(142,352)

Cash flows from financing activities:
Net increase (decrease) in deposits	55,417	(28,084)
Net (decrease) increase in Federal Home Loan Bank of Pittsburgh advances - overnight	(44,750)	118,050
Proceeds from Federal Home Loan Bank of Pittsburgh advances - term	129,412	10,000
Repayment of Federal Home loan Bank of Pittsburgh advances - term	(50,000)	(30,000)
Proceeds from Federal Reserve Discount Window advances	25,000	-
Repurchase of common shares	-	(3,530)
Proceeds from issuance of common shares, net of discount	23	-
Cash dividends paid	(3,548)	(2,976)
Net cash provided by financing activities	111,554	63,460
Net increase (decrease) in cash and cash equivalents	63,084	(71,628)
Cash and cash equivalents at beginning of period	41,916	99,020
Cash and cash equivalents at end of period	$105,000	$27,392

Supplemental cash flow information
Cash paid during the period for:
Interest	$14,483	$1,028
Taxes	1,700	2,200
Other transactions:
Lease liabilities from obtaining right-of use assets	19	-
Common shares issued in consideration of an asset purchase	21	-

The accompanying notes to consolidated financial statements are an integral part of these statements.

FNCB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1.   Basis of Presentation

The consolidated financial statements of FNCB Bancorp, Inc. are comprised of the accounts of FNCB Bancorp, Inc., a registered bank holding company under the Bank Holding Company Act of 1956, and its wholly owned subsidiary, FNCB Bank (the “Bank”), (and collectively, “FNCB”). The accounting and reporting policies of FNCB conform to accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and accompanying notes required by GAAP for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included in the consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation. Prior period amounts have been reclassified when necessary to conform to the current period’s presentation. Such reclassifications did not have an impact on the operating results or financial position of FNCB. The operating results and financial position of FNCB for the three and six months ended June 30, 2023  may not be indicative of future results of operations and financial position.

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

FNCB has evaluated events and transactions occurring subsequent to June 30, 2023, the balance sheet date, for items that could potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the issuance date of these consolidated financial statements. See Note 11, “Stock Compensation Plans” and Note 12, “Regulatory Matters” for information about events and transactions that have occurred subsequent to the balance sheet date.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in FNCB’s audited consolidated financial statements, included in the Annual Report filed on Form 10-K as of and for the year ended December 31, 2022 (the “2022 Annual Report”).

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

ACL on Debt Securities: The ACL is a valuation account that is deducted from the amortized cost basis to present the net amount expected to be collected on the held-to-maturity portfolio. At June 30, 2023, FNCB had no securities classified as held-to-maturity.

Upon adoption of ASU 2016-13, management no longer evaluates securities for other than temporary impairment ("OTTI"), as ASC Subtopic 326-30, "Financial Instruments—Credit Losses—Available-for-Sale Debt Securities," changes the accounting for recognizing impairment on available-for-sale debt securities. Each quarter management evaluates impairment where there has been a decline in fair value below the amortized cost basis of a security to determine whether there is a credit loss associated with the decline in fair value. Management considers the nature of the collateral, potential future changes in collateral values, default rates, delinquency rates, third-party credit support, credit ratings, interest rate changes since purchase, volatility of the security’s fair value and historical loss information for financial assets secured with similar collateral among other factors. Credit losses are calculated individually, rather than collectively, using a discounted cash flow ("DCF") method, whereby management compares the present value of expected cash flows with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance on available-for-sale debt securities is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance is recognized in other comprehensive (loss) income.

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

The allowance on available-for-sale debt securities may be in full or a portion thereof, and is recorded as an expense (credit) within the provision for credit losses on the consolidated statements of income. Losses are charged against the allowance when management believes the uncollectibility of an available-for-sale debt security is confirmed based on the above-described analysis. As of June 30, 2023 and January 1, 2023 (i.e. ASU 2016-13 adoption), there was no allowance established for FNCB's available-for-sale debt securities.

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

ACL on Loans: The ACL on the loan portfolio is a significant accounting estimate used in the preparation of the FNCB's consolidated financial statements. Upon adoption of ASU 2016-13, FNCB replaced the incurred loss impairment model that recognizes losses when it becomes probable that a credit loss will be incurred, with a requirement to recognize lifetime expected credit losses immediately when a financial asset is originated or purchased. The ACL is a valuation account that is deducted from the amortized cost basis of loans to present the net amount expected to be collected on the loans. Loans, or portions thereof, are charged off against the allowance when they are deemed uncollectible. Expected recoveries do not exceed the aggregate of amounts previously charged off and expected to be charged off.  The allowance is comprised of reserves measured on a collective (pool) basis based on a lifetime loss-rate model when similar risk characteristics exist. Loans that do not share risk characteristics are evaluated on an individual basis.  Arriving at an appropriate level of ACL involves a high degree of judgment. While management uses available information to recognize losses on loans, changing economic conditions and the economic prospects of the borrowers may necessitate future additions or reductions to the allowance.

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

New Authoritative Accounting Guidance

On January 1, 2023, FNCB adopted ASU 2016-13. ASU 2016-13 significantly changed the impairment model for most financial assets that are measured at amortized cost and certain other instruments from an incurred loss model to an expected loss model. FNCB applied the new guidance using the modified-retrospective approach. Related to the implementation of ASU 2016-13, FNCB recorded a reduction in the ACL on loans and leases of $2.6 million, additional reserves for unfunded commitments of $1.3 million, a reduction in deferred tax assets of $287 thousand, and an increase to retained earnings of $1.1 million. The adoption of ASU 2013-16 did not have a material effect on FNCB's available-for-sale debt securities.

The following table below presents the impact of ASU 2016-13 on the consolidated statements of financial condition:

	January 1, 2023
(in thousands)	As reported Under ASU 2016-13	Pre-ASU 2016-13	Impact of ASU 2016-13
Assets:
ACL on loans and leases:
Residential real estate	$(1,187)	$(2,215)	$1,028
Commercial real estate	(2,579)	(4,193)	1,614
Construction, land acquisition and development	(1,814)	(747)	(1,067)
Commercial and industrial	(3,887)	(4,099)	212
Consumer	(1,677)	(1,307)	(370)
State and political subdivisions	(413)	(503)	90
Unallocated	-	(1,129)	1,129
Total ACL on loans	$(11,557)	(14,193)	$2,636

Deferred income taxes	$15,759	$16,046	$(287)

Liabilities:
Liability for credit losses for unfunded commitments	$(2,217)	$(948)	$(1,269)

Shareholders' equity:
Retained earnings	$(65,953)	$(64,873)	$(1,080)

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

Refer to Note 2 to FNCB’s consolidated financial statements included in the 2022 Annual Report for a discussion of additional accounting guidance applicable to FNCB that will be adopted in future periods.

Note 3. Securities

Available-for-Sale Debt Securities

The following tables present the amortized cost, gross unrealized gains and losses, and the fair value of FNCB’s available-for-sale debt securities at June 30, 2023 and December 31, 2022:

	June 30, 2023
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(in thousands)	Cost	Gains	Losses	Value
Available-for-sale debt securities:
U.S. treasuries	$36,826	$-	$4,524	$32,302
Obligations of state and political subdivisions	233,628	3	24,896	208,735
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	90,689	-	13,238	77,451
Collateralized mortgage obligations - commercial	3,631	-	318	3,313
Mortgage-backed securities	20,672	1	2,710	17,963
Private collateralized mortgage obligations	76,711	1	8,471	68,241
Corporate debt securities	35,090	-	4,705	30,385
Asset-backed securities	14,028	28	220	13,836
Negotiable certificates of deposit	744	-	93	651
Total available-for-sale debt securities	$512,019	$33	$59,175	$452,877

	December 31, 2022
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(in thousands)	Cost	Gains	Losses	Value
Available-for-sale debt securities:
U.S. treasuries	$36,801	$-	$4,667	$32,134
Obligations of state and political subdivisions	250,244	90	29,552	220,782
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	93,577	-	13,170	80,407
Collateralized mortgage obligations - commercial	3,649	-	320	3,329
Mortgage-backed securities	23,332	1	2,670	20,663
Private collateralized mortgage obligations	80,648	-	8,141	72,507
Corporate debt securities	33,630	-	2,958	30,672
Asset-backed securities	15,287	5	351	14,941
Negotiable certificates of deposit	744	-	88	656
Total available-for-sale debt securities	$537,912	$96	$61,917	$476,091

Except for securities of U.S. government and government-sponsored agencies, there were no securities of any individual issuer that exceeded 10.0% of shareholders’ equity at June 30, 2023 and December 31, 2022.

The following table presents the maturity information of FNCB’s available-for-sale debt securities at June 30, 2023.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Because collateralized mortgage obligations, mortgage-backed securities and asset-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary.

	June 30, 2023
	Amortized	Fair
(in thousands)	Cost	Value
Amounts maturing in:
One year or less	$19,841	$19,617
After one year through five years	69,065	64,422
After five years through ten years	97,799	83,673
After ten years	119,583	104,361
Mortgage-backed securities	20,672	17,963
Collateralized mortgage obligations	171,031	149,005
Asset-backed securities	14,028	13,836
Total available-for-sale debt securities	$512,019	$452,877

The following table presents the gross proceeds received, and gross realized gains and losses, on sales of available-for-sale debt securities for the three and six months ended June 30, 2023 and 2022. Gains and losses realized on sales of available-for-sale debt securities are included in non-interest income in the consolidated statements of income.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Available-for-sale debt securities:
Gross proceeds received on sales	$3,340	$2,372	$10,394	$2,372
Gross realized gains	90	-	252	-
Gross realized losses	-	(35)	-	(35)

The following tables present the number, fair value and gross unrealized losses of available-for-sale debt securities in an unrealized loss position at June 30, 2023 and December 31, 2022, aggregated by investment category and length of time the securities have been in an unrealized loss position.

	June 30, 2023
	Less than 12 Months			12 Months or Greater			Total
	Number		Gross	Number		Gross	Number		Gross
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
(dollars in thousands)	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
U.S. treasuries	-	$-	$-	17	$32,302	$4,524	17	$32,302	$4,524
Obligations of state and political subdivisions	6	6,317	139	202	199,505	24,757	208	205,822	24,896
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	-	-	-	42	77,451	13,238	42	77,451	13,238
Collateralized mortgage obligations - commercial	-	-	-	3	3,313	318	3	3,313	318
Mortgage-backed securities	5	4,806	138	9	13,063	2,572	14	17,869	2,710
Private collateralized mortgage obligations	12	11,355	433	44	55,208	8,038	56	66,563	8,471
Corporate debt securities	6	6,113	687	24	24,272	4,018	30	30,385	4,705
Asset-backed securities	-	-	-	10	10,479	220	10	10,479	220
Negotiable certificates of deposit	-	-	-	3	651	93	3	651	93
Total available-for-sale debt securities	29	$28,591	$1,397	354	$416,244	$57,778	383	$444,835	$59,175

	December 31, 2022
	Less than 12 Months			12 Months or Greater			Total
	Number		Gross	Number		Gross	Number		Gross
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
(dollars in thousands)	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
U.S. treasuries	-	$-	$-	17	$32,134	$4,667	17	$32,134	$4,667
Obligations of state and political subdivisions	128	146,932	12,751	94	69,872	16,801	222	216,804	29,552
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	16	26,826	3,407	26	53,581	9,763	42	80,407	13,170
Collateralized mortgage obligations - commercial	2	1,911	94	1	1,418	226	3	3,329	320
Mortgage-backed securities	7	8,569	219	7	11,998	2,451	14	20,567	2,670
Private collateralized mortgage obligations	29	27,705	1,213	28	42,819	6,928	57	70,524	8,141
Corporate debt securities	18	21,325	1,805	11	9,347	1,153	29	30,672	2,958
Asset-backed securities	5	7,295	179	5	3,988	172	10	11,283	351
Negotiable certificates of deposit	-	-	-	3	656	88	3	656	88
Total available-for-sale debt securities	205	$240,563	$19,668	192	$225,813	$42,249	397	$466,376	$61,917

Evaluation for Credit Impairment

Quarterly, or more frequently if market conditions warrant, management evaluates securities for impairment where there has been a decline in fair value of a security below its amortized cost basis to determine whether the decline in fair value has resulted from a credit loss, or if it is entirely the result of noncredit factors.  At June 30, 2023, there were 383 securities in an unrealized loss position. FNCB expects to recover the amortized cost basis of all available-for-sale debt securities in an unrealized loss position at June 30, 2023. Furthermore, FNCB does not intend to sell, nor is it more likely than not that it would be required to sell, any security in an unrealized loss position prior to recovery of its amortized cost. As part of its evaluation, management considered, among other things, the length of time a security’s fair value is less than its amortized cost, the severity of decline, any adverse conditions related to the security, an industry or geographic area, any adverse changes to the rating of any security by a rating agency, whether or not any issuer has failed to make contractual principal and interest payments, or if there are any indications that an issuer would not be able to make future contractual principal and interest payments.

Management performed a review of all securities in an unrealized loss position as of June 30, 2023 and noted that there was no material change in the credit quality of any of the issuers or any other event or circumstance that may cause a significant adverse effect on the fair value of these securities. Moreover, to date, FNCB has received all scheduled principal and interest payments and expects to fully collect all future contractual principal and interest payments on all securities in an unrealized loss position at June 30, 2023. Based on the results of its review and considering the attributes of these debt securities, management concluded that changes in the fair values of the securities were consistent with movements in market interest rates and spreads relative to when the securities were purchased and not due to the credit quality of the securities or issuers. Accordingly, management determined that FNCB was not required to establish an ACL for any security in an unrealized loss position at June 30, 2023.

Equity Securities

Included in equity securities with readily determinable fair values at June 30, 2023 and December 31, 2022 were investments in the common or preferred stock of publicly traded bank holding companies and an investment in a mutual fund comprised of 1-4 family residential mortgage-backed securities collateralized by properties within FNCB’s market area. Equity securities with readily determinable fair values are reported at fair value with net unrealized gains and losses recognized in the consolidated statements of income.

The following table presents unrealized and realized gains and losses recognized in net income on equity securities for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Net losses recognized on equity securities	$(1,032)	$(82)	$(1,540)	$(207)
Less: net gains (losses) realized on equity securities sold	-	-	-	-
Unrealized losses on equity securities	$(1,032)	$(82)	$(1,540)	$(207)

Equity Securities without Readily Determinable Fair Values

At June 30, 2023 and  December 31, 2022, equity securities without readily determinable fair values consisted of a $500 thousand investment in a fixed-rate, non-cumulative perpetual preferred stock of a privately-held bank holding company, which is included in other assets in the consolidated statement of financial condition. The preferred stock pays quarterly dividends at an annual rate of 8.25%. The preferred stock of this bank holding company is not traded on any established market and is accounted for as an equity security without a determinable fair value. Under GAAP, an equity security without a readily determinable fair value shall be written down to its fair value if a qualitative assessment indicates that the investment is impaired, and the fair value of the investment is less than its carrying value.  As part of its qualitative assessment, management engaged an independent third party to provide valuations of this investment as of June 30, 2023 and December 31, 2022, which indicated that the investment was not impaired.  Accordingly, management determined that no adjustment for impairment was required at June 30, 2023 and  December 31, 2022.

Restricted Stock

The following table presents FNCB's investment in restricted stock at June 30, 2023 and  December 31, 2022.  Restricted stock has limited marketability and is carried at cost. Management noted no indicators of impairment for the Federal Home Loan Bank ("FHLB") of Pittsburgh and Atlantic Community Bankers Bank stock at either  June 30, 2023 or  December 31, 2022.

	June 30,	December 31,
(in thousands)	2023	2022
Stock in Federal Home Loan Bank of Pittsburgh	$9,315	$8,535
Stock in Atlantic Community Bankers Bank	10	10
Total restricted securities, at cost	$9,325	$8,545

Note 4. Loans and Leases

The following table summarizes loans and leases by portfolio segment at June 30, 2023 and  December 31, 2022. In accordance with the adoption of ASU 2016-13, as of June 30, 2023, the table presents the amortized cost basis of each portfolio segment, which includes net deferred costs of $2.3 million, unearned income of $857 thousand and unamortized premiums on purchased loans of $228 thousand. FNCB does not include accrued interest receivable in amortized cost basis for loans disclosed throughout this footnote. As of June 30, 2023 and December 31, 2022, accrued interest receivable for loans was $3.1 million and $2.1 million, respectively, and is included in "accrued interest receivable" in the consolidated statements of financial condition.

	June 30,	December 31,
(in thousands)	2023	2022
Residential real estate	$247,240	$250,221
Commercial real estate	375,194	376,976
Construction, land acquisition and development	75,369	66,555
Commercial and industrial	341,260	272,024
Consumer	88,937	92,612
State and political subdivisions	72,595	64,955
Total loans and leases	1,200,595	1,123,343
Unearned income	-	(810)
Net deferred origination fees	-	1,784
Allowance for credit losses	(12,873)	(14,193)
Net loans and leases	$1,187,722	$1,110,124

FNCB's commercial credit product offerings include commercial equipment financing, operating under the brand 1st Equipment Finance, that offer simple interest loans, direct finance leases and municipal leases. Simple interest loans and direct finance leases originated under this initiative are included in commercial and industrial loans, tax-free municipal leases originated under this initiative are included in state and political subdivision loans. At June 30, 2023, the amortized cost of simple interest loans and direct finance leases originated under this initiative included in commercial and industrial loans were $131.0 million, and tax-free municipal leases included in state and political subdivision loans were $4.2 million. At December 31, 2022, the gross outstanding balances of simple interest loans and direct finance leases included in commercial and industrial loans and tax-free municipal leases included in state and political subdivision loans were  $79.3 million and $4.4 million, respectively.

FNCB has granted loans, letters of credit and lines of credit to certain of its executive officers and directors as well as to certain of their related parties. For more information about related party transactions, refer to Note 9, “Related Party Transactions” to these consolidated financial statements.

FNCB originates 1- 4 family mortgage loans for sale in the secondary market. The principal balance of 1- 4 family mortgages sold on the secondary market were $0.1 million for each of the three and six months ended June 30, 2023, and $2.2 million and $2.7 million for the three and six months ended June 30, 2022, respectively. Net gains on the sale of residential mortgage loans were $1 thousand for both the three and six months ended June 30, 2023, and $32 thousand for each of the comparable periods of 2022.  FNCB retains servicing rights on mortgages sold on the secondary market. There were no 1- 4 family residential mortgage loans held for sale at June 30, 2023. At June 30, 2022, there were $667 thousand in 1- 4 family residential mortgage loans held for sale.

The unpaid principal balance of loans serviced for others, which includes residential mortgages sold on the secondary market and SBA-guaranteed loans, was $75.7 million at June 30, 2023 and $78.7 million at December 31, 2022.

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

This analysis is performed on a quarterly basis using the following definitions for risk ratings:

Pass – Assets rated 1 through 5 are considered pass ratings. These assets are contractually current as to principal and interest, are otherwise in compliance with the contractual terms of their respective loan agreement and are considered fully collectible. Management believes there is a low risk of loss related to pass-rated loans.

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

Collateral Dependent Loans

Loans that do not share risk characteristics are evaluated on an individual basis. Such loans include loans where management has determined that foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and the company expects repayment of the financial asset to be provided substantially through the operation or sale of collateral. The ACL for collateral dependent loans is measured based on the difference between the fair value of the collateral and the amortized cost basis of the asset as of the measurement date.

The following table presents the credit risk profile of loans and leases summarized by portfolio segment and year of origination at June 30, 2023:

	Credit Risk Profiles
	Term Loans By Origination Fiscal Year
								Total
(in thousands)	2023	2022	2021	2020	2019	Prior	Revolving	Loans
June 30, 2023
Credit Risk Profiles - Commercial Loans and Leases
Commercial real estate
Risk rating
Pass	$13,742	$79,559	$74,161	$42,399	$67,742	$79,813	$7,392	$364,808
Special mention	-	-	2,289	-	-	5,723	295	8,307
Substandard	-	-	172	-	-	1,907	-	2,079
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total commercial real state	13,742	79,559	76,622	42,399	67,742	87,443	7,687	375,194
Construction, land acquisition and development
Risk rating
Pass	3,187	38,937	27,602	2,870	336	965	1,285	75,182
Special mention	-	-	187	-	-	-	-	187
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total construction, land acquisition and development	3,187	38,937	27,789	2,870	336	965	1,285	75,369
Commercial and industrial
Risk rating
Pass	76,639	98,605	30,196	12,765	12,180	9,496	91,735	331,616
Special mention	-	44	400	278	41	142	198	1,103
Substandard	45	2,995	-	1,209	-	625	3,667	8,541
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total commercial and industrial	76,684	101,644	30,596	14,252	12,221	10,263	95,600	341,260
State and political subdivisions
Risk rating
Pass	14,389	13,547	21,427	2,464	16,280	4,488	-	72,595
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total state and political subdivisions	14,389	13,547	21,427	2,464	16,280	4,488	-	72,595
Credit Risk Profiles - Other Loans
Residential real estate
Performing	6,173	42,311	80,834	39,049	12,610	46,800	17,951	245,728
Non-performing	-	-	523	-	243	746	-	1,512
Total residential real estate	6,173	42,311	81,357	39,049	12,853	47,546	17,951	247,240
Consumer
Performing	12,727	38,120	23,324	4,047	2,632	7,672	37	88,559
Non-performing	-	114	94	16	57	97	-	378
Total consumer	12,727	38,234	23,418	4,063	2,689	7,769	37	88,937
Total loans and leases	$126,902	$314,232	$261,209	$105,097	$112,121	$158,474	$122,560	$1,200,595

Gross charge-offs	$-	$731	$488	$3	$6	$44	$57	$1,329

The following table presents the recorded investment in loans and leases receivable by major category and credit quality indicators at December 31, 2022, prior to the adoption of ASU 2016-13:

	Credit Quality Indicators
	December 31, 2022
	Commercial Loans and Leases						Other Loans
		Special				Subtotal	Accruing	Non-accrual	Subtotal	Total
(in thousands)	Pass	Mention	Substandard	Doubtful	Loss	Commercial	Loans	Loans	Other	Loans
Residential real estate	$43,188	$434	$99	$-	$-	$43,721	$205,887	$613	$206,500	$250,221
Commercial real estate	367,866	7,082	2,028	-	-	376,976	-	-	-	376,976
Construction, land acquisition and development	62,965	797	-	-	-	63,762	2,793	-	2,793	66,555
Commercial and industrial	260,358	829	8,875	-	-	270,062	1,962	-	1,962	272,024
Consumer	-	-	-	-	-	-	92,251	361	92,612	92,612
State and political subdivisions	64,955	-	-	-	-	64,955	-	-	-	64,955
Total	$799,332	$9,142	$11,002	$-	$-	$819,476	$302,893	$974	$303,867	$1,123,343

The following table summarizes activity in the ACL by major category for the three and six months ended June 30, 2023 and 2022.

			Construction,
			Land			State and
	Residential	Commercial	Acquisition and	Commercial		Political
(in thousands)	Real Estate	Real Estate	Development	and Industrial	Consumer	Subdivisions	Unallocated	Total
Three months ended June 30, 2023
Allowance for loan and lease losses:
Beginning balance, April 1, 2023	$1,164	$2,509	$1,669	$4,928	$1,597	$412	$-	$12,279
Charge-offs	(5)	-	-	(39)	(509)	-	-	(553)
Recoveries	-	51	-	12	285	-	-	348
Provisions (credits)	(38)	50	176	348	269	(6)	-	799
Ending balance, June 30, 2023	$1,121	$2,610	$1,845	$5,249	$1,642	$406	$-	$12,873

Three months ended June 30, 2022
Allowance for loan and lease losses:
Beginning balance, April 1, 2022	$2,196	$4,424	$538	$3,092	$1,259	$491	$1,129	$13,129
Charge-offs	-	-	-	(13)	(290)	-	-	(303)
Recoveries	-	224	-	7	262	-	-	493
Provisions (credits)	12	(566)	208	218	76	114	-	62
Ending balance, June 30, 2022	$2,208	$4,082	$746	$3,304	$1,307	$605	$1,129	$13,381

Six months ended June 30, 2023
Allowance for credit losses:
Beginning balance, January 1, 2023	$2,215	$4,193	$747	$4,099	$1,307	$503	$1,129	$14,193
Impact of ASU-2016-13	(1,028)	(1,614)	1,067	(212)	370	(90)	(1,129)	(2,636)
Charge-offs	(5)	-	-	(92)	(1,232)	-	-	(1,329)
Recoveries	-	105	-	23	743	-	-	871
(Credits) provisions	(61)	(74)	31	1,431	454	(7)	-	1,774
Balance at end of period	$1,121	$2,610	$1,845	$5,249	$1,642	$406	$-	$12,873

Six months ended June 30, 2022
Allowance for loan and lease losses:
Beginning balance, January 1, 2022	$2,081	$4,530	$392	$2,670	$1,159	$455	$1,129	$12,416
Charge-offs	(3)	-	-	(32)	(363)	-	-	(398)
Recoveries	-	224	-	11	307	-	-	542
Provisions (credits)	130	(672)	354	655	204	150	-	821
Balance at end of period	$2,208	$4,082	$746	$3,304	$1,307	$605	$1,129	$13,381

The following table presents ending loan and lease balances and related ACL by portfolio segment and impairment methodology at June 30, 2023:

	Residential	Commercial	Construction, Land Acquisition and	Commercial		State and Political
(in thousands)	Real Estate	Real Estate	Development	and Industrial	Consumer	Subdivisions	Unallocated	Total
June 30, 2023
Allowance for credit losses:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	1,121	2,610	1,845	5,249	1,642	406	-	12,873
Total	$1,121	$2,610	$1,845	$5,249	$1,642	$406	$-	$12,873

Loans and leases receivable:
Individually evaluated for impairment	$1,287	$1,456	$-	$124	$540	$-	$-	$3,407
Collectively evaluated for impairment	245,953	373,738	75,369	341,136	88,397	72,595	-	1,197,188
Total	$247,240	$375,194	$75,369	$341,260	$88,937	$72,595	$-	$1,200,595

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

The following table presents the amortized cost of collateral-dependent loans and leases by portfolio segment and type of collateral as of June 30, 2023:

	June 30, 2023
	Type of Collateral
(in thousands)	Residential Property	Commercial Property	Business Assets	Total
Loans and leases:
Residential real estate	$1,287	$-	$-	$1,287
Commercial real estate	-	1,456	-	1,456
Construction, land acquisition and development	-	-	-	-
Commercial and industrial	-	-	-	-
Consumer	-	-	-	-
State and political subdivisions	-	-	-	-
Total collateral dependent loans and leases	$1,287	$1,456	$-	$2,743

A reserve for unfunded commitments is recognized and included in other liabilities on the consolidated statements of financial condition, with adjustments to the reserve recognized in non-interest expense in the consolidated statements of income. The balance for unfunded commitments was $1.7 million at June 30, 2023 and $2.2 million at December 31, 2022. Upon the adoption of ASU 2016-13 on January 1, 2023, FNCB recorded an additional reserve for unfunded commitments of $1.3 million. For the three and six months ended June 30, 2023, FNCB recorded credits to unfunded commitments of  $255 thousand and $494 thousand, respectively. For the three and six months ended June 30, 2022, FNCB recorded provisions for credit losses of $75 thousand and $123 thousand, respectively.

The following table presents the delinquency status of past due and non-accrual loans and leases at June 30, 2023 and December 31, 2022:

	June 30, 2023
	Delinquency Status
	30-89 Days	>/= 90 Days	Nonaccrual	Total
(in thousands)	Past Due	Past Due	Loans	Past Due	Current	Total
Loans and leases:
Residential real estate	$299	$-	$1,512	$1,811	$245,429	$247,240
Commercial real estate	219	-	1,652	1,871	373,323	375,194
Construction, land acquisition and development	-	-	-	-	75,369	75,369
Commercial and industrial	810	-	169	979	340,281	341,260
Consumer	1,302	49	378	1,729	87,208	88,937
State and political subdivisions	-	-	-	-	72,595	72,595
Total loans and leases	$2,630	$49	$3,711	$6,390	$1,194,205	$1,200,595

	December 31, 2022
	Delinquency Status
	30-89 Days	>/= 90 Days	Nonaccrual	Total
(in thousands)	Past Due	Past Due	loans	Past Due	Current	Total
Loans and leases:
Residential real estate	$555	$-	$713	$1,268	$248,953	$250,221
Commercial real estate	-	-	1,545	1,545	375,431	376,976
Construction, land acquisition and development	-	-	-	-	66,555	66,555
Commercial and industrial	113	-	144	257	271,767	272,024
Consumer	1,378	79	361	1,818	90,794	92,612
State and political subdivisions	-	-	-	-	64,955	64,955
Total loans and leases	$2,046	$79	$2,763	$4,888	$1,118,455	$1,123,343

Included in loans and leases receivable are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The recorded investment in these non-accrual loans was $3.7 million at June 30, 2023, and $2.8 million at  December 31, 2022. Generally, loans are placed on non-accrual status when they become 90 days or more delinquent. Once a loan is placed on non-accrual status, it remains on non-accrual status until it has been brought current, has six months of performance under the loan terms, and factors indicating reasonable doubt about the timely collection of payments no longer exist. Therefore, loans may be current in accordance with their loan terms, or may be less than 90 days delinquent, and still be on a non-accrual status. Loans past due 90 days or more and still accruing were $49 thousand at June 30, 2023 and $79 thousand at  December 31, 2022. and were comprised entirely of unsecured personal loans purchased from and serviced by a third-party originator.

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

The following table presents the average balance and interest income by loan segment recognized on impaired loans for the three and six months ended June 30, 2022:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2022		June 30, 2022
	Average	Interest	Average	Interest
(in thousands)	Balance	Income (1)	Balance	Income (1)
Residential real estate	$1,757	$15	$1,740	$30
Commercial real estate	6,472	58	6,961	112
Construction, land acquisition and development	-	-	-	-
Commercial and industrial	417	6	576	10
Consumer	-	-	-	-
State and political subdivisions	-	-	-	-
Total impaired loans	$8,646	$79	$9,277	$152

The additional interest income that would have been earned on non-accrual and restructured loans had these loans performed in accordance with their original terms approximated $43 thousand and $86 thousand for the three and six months ended June 30,2022, respectively.

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

There was one modification made to a borrower experiencing financial difficulty during the six months ended June 30, 2023. The modification involved a 12-month extension of term for a loan secured by residential real estate with an amortized cost basis of $79 thousand, which was immaterial relative to the total period-end amortized cost basis of all loans in the residential real estate portfolio segment. There were no loan modifications made to borrowers experiencing financial difficulty during the three and six months ended June 30, 2022.

Residential Real Estate Loan Foreclosures

There were three residential real estate properties in the process of foreclosure at June 30, 2023, with an aggregate recorded investment of $209 thousand. There were three residential real estate properties, with an aggregate recorded investment of $230 thousand that were in the process of foreclosure at June 30, 2022. There were no residential real estate properties included in other real estate owned ("OREO") at June 30, 2023 and 2022.

Note 5. Deposits

The following table presents deposits by major category at  June 30, 2023 and December 31, 2022:

	June 30,	December 31,
(in thousands)	2023	2022
Demand (non-interest bearing)	$285,674	$305,850
Interest-bearing:
Interest-bearing demand	697,775	808,497
Savings	136,092	148,426
Time ($250,000 and over)	53,186	24,902
Other time	303,337	132,972
Total interest-bearing	1,190,390	1,114,797
Total deposits	$1,476,064	$1,420,647

Included in other time deposits were brokered deposits of $134.7 million at June 30, 2023 and $23.9 million at December 31, 2022.

Note 6. Borrowed Funds

FNCB has an agreement with the FHLB of Pittsburgh which allows for borrowings, either overnight or term, up to a maximum borrowing capacity based on a percentage of qualifying loans pledged under a blanket pledge agreement. In addition to pledging loans, FNCB is required to purchase FHLB of Pittsburgh stock based upon the amount of credit extended. Loans that were pledged to collateralize borrowings under this agreement were $503.1 million at June 30, 2023 and $521.3 million at December 31, 2022. FNCB's maximum borrowing capacity was $372.1 million at June 30, 2023. Advances through the FHLB of Pittsburgh were $206.7 million at June 30, 2023 and $172.1 million at December 31,2022. At December 31, 2022, there were $47.5 million in letters of credit outstanding, which were used to secure municipals deposits. There were no such letters of credit outstanding at June 30, 2023. FNCB had remaining borrowing availability at the FHLB of Pittsburgh of $165.4 million at June 30, 2023.

Advances through the Federal Reserve Bank Discount Window generally include short-term advances which are fully collateralized by certain pledged loans under the Federal Reserve Bank's Borrower-in-Custody ("BIC") program.  There were no advances under the BIC program outstanding at June 30, 2023 and December 31, 2022. FNCB pledged loans of $137.3 million and had an available borrowing capacity of $108.1 million under the BIC program at June 30, 2023.

On March 12, 2023, the Federal Reserve Bank established the Bank Term Funding Program (“BTFP”), a new program through the Discount Window to provide additional funding to eligible depository institutions. The BTFP is collateralized by high-quality securities valued at par including U.S. Treasury securities, U.S. government agency debt and mortgage-backed securities and other qualifying securities. At June 30, 2023, FNCB had securities pledged under the BTFP of $28.9 million, securing an outstanding advance through the BTFP of $25.0 million at June 30, 2023. FNCB had $3.9 million in available funding under the BTFP at June 30, 2023.

The following table presents borrowings, by type, outstanding, at  June 30, 2023 and December 31, 2022.

	June 30,	December 31,
(in thousands)	2023	2022
Federal Reserve Discount Window advances	$25,000	$-
FHLB of Pittsburgh advances:
FHLB of Pittsburgh - overnight	94,650	139,400
FHLB of Pittsburgh - term	112,062	32,650
Subtotal FHLB of Pittsburgh advances	206,712	172,050
Junior subordinated debentures	10,310	10,310
Total borrowed funds	$242,022	$182,360

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

Fair Values of Derivative Instruments on the Balance Sheet

The following table presents the fair value of FNCB's derivative financial instruments and the classification on the consolidated statements of financial condition at June 30, 2023 and December 31, 2022:

		Derivative Assets					Derivative Liabilities
		June 30, 2023		December 31, 2022			June 30, 2023		December 31, 2022
(in thousands)	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Cash flow hedges	$15,000	Other assets	$904	Other assets	$1,173	$45,000	Other liabilities	$129	Other liabilities	$-
Total derivatives designated as hedging instruments			904		1,173			129		-
Derivatives not designated as hedging instruments
Interest rate swaps	$16,773	Other assets	$1,288	Other assets	$931	$16,773	Other liabilities	$1,288	Other liabilities	$931
Risk participation transaction	6,872		-		-			-		-
Total derivatives not designated as hedging instruments			1,288		931			1,288		931

Net Derivatives on the statements of financial condition			2,192		2,104			1,417		931
Gross amounts not offset in the statements of financial condition
Financial instruments			-		-			-		-
Cash collateral (1)			2,192		1,946			129		-
Net derivative amounts			$-		$158			$1,288		$931

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

Effect of Fair Value and Cash Flow Hedge Accounting on Accumulated Other Comprehensive Loss ("AOCL")

The following table presents the effect of fair value and cash flow hedge accounting on AOCL as of June 30, 2023 and 2022. Amounts disclosed are gross and not net of taxes:

	For the Six Months Ended June 30, 2023
(in thousands)	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (Loss) Derivative	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (Loss) Included Component	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (Loss) Excluded Component	Location of Gain or (Loss) Recognized from AOCL into Income	Amount of Gain or (Loss) Reclassified from AOCL into Income	Amount of Gain or (Loss) Reclassified from AOCL into Income Included Component	Amount of Gain or (Loss) Reclassified from AOCL into Income Excluded Component
Derivatives in cash flow hedging relationships
Interest rate products	$1,597	$1,597	$-	Interest expense	$291	$291	$-
Total	$1,597	$1,597	$-		$291	$291	$-

	For the Six Months Ended June 30, 2022
(in thousands)	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (Loss) Derivative	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (Loss) Included Component	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (Loss) Excluded Component	Location of Gain or (Loss) Recognized from AOCL into Income	Amount of Gain or (Loss) Reclassified from AOCL into Income	Amount of Gain or (Loss) Reclassified from AOCL into Income Included Component	Amount of Gain or (Loss) Reclassified from AOCL into Income Excluded Component
Derivatives in cash flow hedging relationships
Interest rate products	$168	$168	$-	Interest expense	$30	$30	$-
Total	$168	$168	$-		$30	$30	$-

Effect of Fair Value and Cash Flow Hedge Accounting on the Statement of Income

The following table presents the effect of the FNCB's derivative financial instruments on the consolidated statements of income for the six months ended June 30, 2023 and 2022:

	Location and Amount of Gain or (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Six Months Ended	Six Months Ended
	June 30, 2023	June 30, 2022
(in thousands)	Interest Expense	Interest Expense
Total amounts of income and expense line items presented in the consolidated statements of income in which the effects of fair value or hedges are recorded	$291	$30

The effects of fair value and cash flow hedging:
Gain or (loss) on cash flow hedging relationships in Subtopic 815-20
Interest contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income	$291	$30
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income as a result that a forecasted transaction is no longer probable of occurring	$-	.

Amount of gain or (loss) reclassified from accumulated OCI into income - included component	$291	$30
Amount of gain or (loss) reclassified from accumulated OCI into income - excluded component	$-	$-

Effect of Derivatives Not Designated as Hedging Instruments on the Statement of Income

Derivative financial instruments that are not designated as hedging instruments had no effect on the consolidated statements of income for the six months ended June 30, 2023 and 2022.

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

FNCB has minimum collateral posting thresholds with certain of its derivative counterparties for derivatives in a net liability position. As of June 30, 2023 and  December 31, 2022, FNCB had no derivatives in a net liability position and accordingly did not have to post any collateral.

Note 8. Income Taxes

The following table presents a reconciliation between the effective income tax expense and the income tax expense that would have been provided at the federal statutory tax rate of 21.0% for the three and six months ended June 30, 2023 and 2022.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2023		2022		2023		2022
(dollars in thousands)	Amount	%	Amount	%	Amount	%	Amount	%
Provision at statutory tax rates	$772	21.00%	$1,467	21.00%	$1,478	21.00%	$2,574	21.00%
Add (deduct) tax effects of:
Tax-free interest income	(206)	(5.60)%	(213)	(3.04)%	(418)	(5.94)%	(414)	(3.38)%
Non-deductible interest expense	22	0.60%	12	0.17%	43	0.61%	23	0.19%
Bank-owned life insurance	(43)	(1.17)%	(41)	(0.59)%	(84)	(1.19)%	(72)	(0.59)%
Unrealized losses on equity securities	224	6.09%	17	0.24%	331	4.71%	43	0.35%
Other items, net	102	2.77%	5	0.07%	218	3.10%	10	0.09%
Income tax provision	$871	23.69%	$1,247	17.85%	$1,568	22.29%	$2,164	17.66%

Management evaluates the carrying amount of its deferred tax assets on a quarterly basis, or more frequently, if necessary, in accordance with guidance set forth in ASC Topic 740 “Income Taxes,” and applies the criteria in the guidance to determine whether it is more likely than not that some portion, or all, of the deferred tax asset will not be realized within its life cycle, based on the weight of available evidence. Management performed an evaluation of FNCB’s deferred tax assets at June 30, 2023 taking into consideration all available positive and negative evidence at that time. Based on this evaluation, management believes that FNCB’s future taxable income will be sufficient to utilize its deferred tax assets. There was no valuation allowance for deferred tax assets recorded at June 30, 2023 and  December 31, 2022.

Note 9.  Related Party Transactions

In conducting its business, FNCB has engaged in, and intends to continue to engage in, banking and financial transactions with directors, executive officers and their related parties.

FNCB has granted loans, letters of credit and lines of credit to directors, executive officers and their related parties. The following table summarizes the changes in the total amounts of such outstanding loans, advances under lines of credit, net of any participations sold, as well as repayments during the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Balance, beginning of period	$89,163	$76,790	$79,144	$71,437
Additions, new loans and advances	64,577	14,044	114,234	29,406
Repayments	(56,269)	(8,090)	(95,907)	(18,099)
Balance, end of period	$97,471	$82,744	$97,471	$82,744

At June 30, 2023 and December 31, 2022, there were no loans to directors, executive officers and their related parties that were not performing in accordance with the original terms of the loan agreements.

Deposits from directors, executive officers and their related parties held by the Bank at June 30, 2023 and  December 31, 2022 amounted to $129.2 million and $133.0 million, respectively. Interest paid on the deposits amounted to $924 thousand and $75 thousand for the six months ended June 30, 2023 and 2022, respectively.

In the course of its operations, FNCB acquires goods and services from, and transacts business with, various companies of related parties, which include, but are not limited to, fidelity bond, errors and omissions and commercial package insurance, legal services, and rent. FNCB recorded payments to related parties for goods and services of $45 thousand and $84 thousand for the three and six months ended June 30, 2023 and $24 thousand and $80 thousand for the respective periods of 2022.

Note 10. Commitments and Contingencies

Leases

FNCB is obligated under operating leases for certain bank branches, office space, automobiles and equipment. Operating lease right of use ("ROU") assets represent FNCB's right to use an underlying asset during the lease term and operating liabilities represent FNCB's obligation to make lease payments under the lease agreement. ROU assets and operating lease liabilities are recognized at lease commencement based on the present value of the remaining lease payments using a discount rate that represents FNCB's incremental borrowing rate at the commencement date. ROU assets are included in other assets and operating lease liabilities are included in other liabilities in the consolidated statements of financial condition. As of June 30, 2023, ROU assets and lease liabilities were $3.1 million and $3.4 million, respectively.

Operating lease expense associated with bank branches and office space is included in occupancy expense, while operating lease expenses associated with automobiles and office equipment are included in equipment expense in the consolidated statements of income. Rental expense incurred for the three months and six months ended June 30, 2023 was $101 thousand and $201 thousand, respectively, and $75 thousand and $169 thousand for the three and six months ended June 30, 2022, respectively.

The following table summarizes the maturity of remaining operating lease liabilities as of  June 30, 2023:

(in thousands)	June 30, 2023
2023	$192
2024	417
2025	388
2026	387
2027	388
2028 and thereafter	2,271
Total lease payments	4,043
Less: imputed interest	691
Present value of operating lease liabilities	$3,352

The following table presents other information related to our operating leases:

(dollars in thousands)	June 30, 2023	June 30, 2022
Weighted-average remaining lease term (in years)	11.1	11.9
Weighted-average discount rate	3.31%	3.27%
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$225	$217

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

Note 11. Stock Compensation Plans

FNCB had a Long-Term Incentive Compensation Plan (“LTIP”) for directors, executives and key employees that authorized up to 1,200,000 shares of common stock for issuance and provides the Board of Directors with the authority to offer several different types of long-term incentives, including stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares. During the six months ended June 30, 2023 and 2022, the Board of Directors granted 140,445 and 71,860 shares of restricted stock, respectively, under the LTIP. Upon adoption of the Equity Plan (as defined below), FNCB will make no further awards under the LTIP.  For the six months ended June 30, 2023 and 2022, stock-based compensation expense, which is included in salaries and benefits expense in the consolidated statements of income, totaled $274 thousand and $222 thousand, respectively. Total unrecognized compensation expense related to unvested restricted stock awards was $2.0 million and $1.4 million at June 30, 2023 and 2022, respectively. Unrecognized compensation expense related to unvested shares of restricted stock is expected to be recognized over a weighted-average period of 4.1 years.

On March 22, 2023, the Board of Directors formally approved and adopted the FNCB Bancorp, Inc. 2023 Equity Incentive Plan ("Equity Plan"), which replaced the LTIP. The Equity Plan authorizes 2,000,000 shares of FNCB's common stock plus 455,584 of remaining reserved but unissued shares under the LTIP, and provides the Compensation Committee or the Board of Directors with the authority to offer several types of awards including stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and performance units. The Equity Plan was approved by a majority vote by FNCB shareholders at the Annual Meeting of Shareholders on May 17, 2023.

Subsequent to June 30, 2023, on July 3, 2023, 2,454 shares of FNCB's common stock were granted under the Equity Plan to each of the Bank's ten non-employee directors or 24,540 shares in aggregate. The shares of stock vested immediately to each director upon grant, and the fair value per share on the grant date was $6.11. FNCB will recognize directors' fees totaling $150 thousand associated with this grant on July 3, 2023.

In addition, on July 3, 2023, 100 shares of FNCB's common stock were granted under the Equity Plan to each of the Bank's twenty-two advisory board members or 2,200 shares in aggregate. The shares of stock vested immediately to each member upon grant, and the fair value per share on the grant date was $6.11. FNCB will recognize advisory board fees of $13 thousand associated with this grant on July 3, 2023.

The following table summarizes the activity related to FNCB’s unvested restricted stock awards during the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
		Weighted-		Weighted-		Weighted-		Weighted-
		Average		Average		Average		Average
	Restricted	Grant Date	Restricted	Grant Date	Restricted	Grant Date	Restricted	Grant Date
(dollars in thousands)	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Unvested restricted stock awards:
Total outstanding, beginning of period	326,410	$7.91	244,775	$8.03	185,965	$8.22	174,297	$7.37
Awards granted	-	-	-	-	140,445	7.51	71,860	9.64
Forfeitures	-	-	(1,727)	8.70	-	-	(3,109)	8.05
Shares vested	(58,425)	8.01	(54,689)	7.38	(58,425)	8.01	(54,689)	7.38
Total outstanding, end of period	267,985	$7.89	188,359	$8.22	267,985	$7.89	188,359	$8.22

Note 12. Regulatory Matters

FNCB’s ability to pay dividends to its shareholders is largely dependent on the Bank’s ability to pay dividends to FNCB. Bank regulations limit the amount of dividends that may be paid without prior approval of the Bank’s regulatory agency. Cash dividends declared and paid by FNCB for the three and six months ended June 30, 2023 were $0.090 per share and $0.180 per share, respectively, and $0.075 per share and $0.150 per share, respectively, for the three and six months ended June 30, 2022. FNCB offers a Dividend Reinvestment and Stock Purchase Plan (“DRP”) to its shareholders. For the three and six months ended June 30, 2023 and 2022, dividend reinvestment shares were purchased in open market transactions, however, shares under the optional cash purchase feature of the DRP were issued from authorized but unissued common shares. Common shares issued under the DRP for the three and six months ended June 30, 2023 totaled 5,146 and 7,375, respectively, and 1,059 and 2,369, respectively for the same periods of 2022. Subsequent to June 30, 2023, on July 27, 2023 FNCB declared a cash dividend for the third quarter of 2023 of $0.090 per share, which is payable on  September 15, 2023 to shareholders of record as of September 1, 2023.

On January 25, 2023, FNCB's Board of Directors authorized a stock repurchase program under which up to 750,000 shares of FNCB's outstanding common stock may be acquired in the open market which commenced on March 3, 2023, and will expire on  December 31, 2023, pursuant to a trading plan that was adopted in accordance with Rule 10b5-1 of the Exchange Act. Under the program, shares are purchased from time to time at prevailing market prices, through open market transactions depending upon market conditions and administered through an independent broker. Repurchases are subject to SEC regulations as well as certain price, market volume and timing constraints specified in the trading plan. Under the program, the purchases will be funded from available working capital presently available to FNCB, and the repurchased shares will be returned to the status of authorized but unissued shares of Common Stock. There is not a guarantee as to the exact number of shares that will be repurchased by FNCB, and FNCB may discontinue the plan at any time that management determines additional repurchases are no longer warranted. As of June 30, 2023, FNCB did not repurchase any shares under this program.

The holding company is considered a small bank holding company and is exempt from risk-based capital and leverage rules, including Basel III. FNCB and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on FNCB’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, FNCB and the Bank must meet specific capital guidelines that involve quantitative measures of FNCB's and the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. FNCB's and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Management believes, as of June 30, 2023 and December 31, 2022, that FNCB and the Bank met all applicable capital adequacy requirements.

Current quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the tables below) of Total capital, Tier I capital, and Tier I common equity (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). The following tables present summary information regarding the Bank’s risk-based capital and related ratios at June 30, 2023 and  December 31, 2022:

	FNCB Bank		Minimum Required For Capital Adequacy Purposes	Minimum Required For Capital Adequacy Purposes with Conservation Buffer	Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
(dollars in thousands)	Amount	Ratio	Ratio	Ratio	Ratio
June 30, 2023

Total capital (to risk-weighted assets)	$177,726	12.97%	8.00%	10.50%	10.00%

Tier I capital (to risk-weighted assets)	163,130	11.91%	6.00%	8.50%	8.00%

Tier I common equity (to risk-weighted assets)	163,130	11.91%	4.50%	7.00%	6.50%

Tier I capital (to average assets)	163,130	8.98%	4.00%	4.00%	5.00%

Total risk-weighted assets	1,369,855

Total average assets	1,817,390

	FNCB Bank		Minimum Required For Capital Adequacy Purposes	Minimum Required For Capital Adequacy Purposes with Conservation Buffer	Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
(dollars in thousands)	Amount	Ratio	Ratio	Ratio	Ratio
December 31, 2022

Total capital (to risk-weighted assets)	$169,984	13.11%	8.00%	10.50%	10.00%

Tier I capital (to risk-weighted assets)	154,842	11.94%	6.00%	8.50%	8.00%

Tier I common equity (to risk-weighted assets)	154,842	11.94%	4.50%	7.00%	6.50%

Tier I capital (to average assets)	154,842	8.77%	4.00%	4.00%	5.00%

Total risk-weighted assets	1,296,618

Total average assets	1,765,251

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

Available-for-Sale Debt Securities

The estimated fair values for FNCB’s investments in obligations of U.S Treasury securities, U.S. government agencies, obligations of state and political subdivisions, government-sponsored agency CMOs and mortgage-backed securities, private collateralized mortgage obligations, asset-backed securities and negotiable certificates of deposit are obtained by FNCB from a nationally recognized pricing service.  This pricing service develops estimated fair values by analyzing like securities and applying available market information through processes such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing (Level 2 inputs), to prepare valuations. Matrix pricing is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities.  The fair value measurements consider observable data that may include, among other things, dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, and are based on market data obtained from sources independent from FNCB.  The Level 2 investments in FNCB’s portfolio are priced using those inputs that, based on the analysis prepared by the pricing service, reflect the assumptions that market participants would use to price the assets.  Management has determined that the Level 2 designation is appropriate for these securities because, as with most fixed-income securities, those in FNCB’s portfolio are not exchange-traded, and such non-exchange-traded fixed income securities are typically priced by correlation to observed market data.  FNCB has reviewed the pricing service’s methodology to confirm its understanding that such methodology results in a valuation based on quoted market prices for similar instruments traded in active markets, quoted markets for identical or similar instruments traded in markets that are not active and model-based valuation techniques for which the significant assumptions can be corroborated by market data as appropriate to a Level 2 designation.

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

At June 30, 2023, FNCB owned 30 corporate debt securities with an aggregate amortized cost and fair value of $35.1 million and $30.4 million, respectively. At June 30, 2023, the market for four corporate debt securities with an amortized cost and fair value of $8.0 million and $6.6 million, respectively, was not active, based on transaction criteria for similar instruments.  FNCB obtained valuations for these securities from a third-party service provider that prepared the valuations using a market approach that incorporates identifying a population of transactions for similar instruments and incorporating an evaluation to capture credit risk associated with these bonds. Management takes measures to validate the service providers’ analysis and is actively involved in the valuation process, including reviewing and the population and evaluation of credit risk. Management believes this approach to be a conservative approach as it takes into consideration securities that have longer maturities or longer call dates, issuers with smaller asset sizes, and securities with smaller issue amounts. These factors are typically considered to be factors that would add credit spread to a bond, thus resulting in a higher required yield. Management believes the valuation results from this market approach to be consistent with pricing and data for similar deals at June 30, 2023. FNCB considers the inputs used in the market approach to be unobservable Level 3 inputs because, while inputs are based on actual transactions, the relative number of transactions in the population is small and subjective assumptions are used in considering factors considered to incorporate credit spreads into the price determination. Management will continue to monitor the market for these securities to assess the market activity and the availability of observable inputs and will continue to apply these controls and procedures to the valuations received from FNCB's third-party service provider.

Equity Securities

The estimated fair values of equity securities are determined by obtaining quoted prices on nationally recognized exchanges (Level 1 inputs).

Derivative Contracts

FNCB's derivative liabilities are reported at fair value utilizing Level 2 inputs. Values of these instruments are obtained through an independent pricing source utilizing information which may include market observed quotations for swaps, interest rates, forward rates and rate volatility. Derivative contracts create exposure to interest rate movements as well as risks from the potential of non-performance of the counterparty.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the financial assets and liabilities that were measured at fair value on a recurring basis at June 30, 2023, and  December 31, 2022, and the fair value hierarchy of the respective valuation techniques utilized by FNCB to determine the fair value:

	Fair Value Measurements at June 30, 2023
		Quoted Prices in Active Markets	Significant Other Observable	Significant Other Unobservable
		for Identical Assets	Inputs	Inputs
(in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Available-for-sale debt securities:
U.S. treasuries	$32,302	$-	$32,302	$-
Obligations of state and political subdivisions	208,735	-	208,735	-
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	77,451	-	77,451	-
Collateralized mortgage obligations - commercial	3,313	-	3,313	-
Mortgage-backed securities	17,963	-	17,963	-
Private collateralized mortgage obligations	68,241	-	68,241	-
Corporate debt securities	30,385	-	23,786	6,599
Asset-backed securities	13,836	-	13,836	-
Negotiable certificates of deposit	651	-	651	-
Subtotal available-for-sale debt securities	452,877	-	446,278	6,599
Equity securities, at fair value	6,337	6,337	-	-
Derivative assets	2,192	-	2,192	-
Total financial assets	$461,406	$6,337	$448,470	$6,599

Financial liabilities:
Derivative liabilities	$1,417	$-	$1,417	$-
Total financial liabilities	$1,417	$-	$1,417	$-

	Fair Value Measurements at December 31, 2022
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
(in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Available-for-sale debt securities:
U.S. treasuries	$32,134	$-	$32,134	$-
Obligations of state and political subdivisions	220,782	-	220,782	-
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	80,407	-	80,407	-
Collateralized mortgage obligations - commercial	3,329	-	3,329	-
Mortgage-backed securities	20,663	-	20,663	-
Private collateralized mortgage obligations	72,507	-	72,507	-
Corporate debt securities	30,672	-	22,736	7,936
Asset-backed securities	14,941	-	14,941	-
Negotiable certificates of deposit	656	-	656	-
Subtotal available-for-sale debt securities	476,091	-	468,155	7,936
Equity securities, at fair value	7,717	7,717	-	-
Derivative assets	2,104	-	2,104
Total financial assets	$485,912	$7,717	$470,259	$7,936

Financial liabilities:
Derivative liabilities	$931	$-	$931	$-
Total financial liabilities	$931	$-	$931	$-

There were two securities transferred between hierarchy levels during the three and six months ended June 30, 2023. There was one corporate debt security transferred from Level 3 hierarchy to Level 2 during the six months ended June 30, 2022. The market for the transferred securities was previously not active and management obtained fair values from an independent third party that utilized a discounted cash flow model. Subsequently, in the period of transfer, management was able to obtain fair values for these securities from the independent pricing service used to price the remainder of the portfolio using significant other observable inputs.

The following table presents a reconciliation and consolidated statement of operations classifications of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3), which consisted entirely of corporate debt securities, for the three and six months ended June 30, 2023 and 2022.

Fair Value Measurements
Using Significant Unobservable Inputs (Level 3)
	Corporate Debt Securities		Corporate Debt Securities
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Balance, beginning of period	$8,012	$11,265	$7,936	$12,345
Additions	-	-	-	-
Redemptions	-	(2,066)	-	(2,066)
Transfer to Level 2	(853)	-	(853)	(756)
Sales	-	-	-	-
Total gains (losses) (realized/unrealized):
Included in earnings	-	-	-	-
Included in other comprehensive loss	(560)	(1,169)	(484)	(1,493)
Balance at June 30,	$6,599	$8,030	$6,599	$8,030

Assets Measured at Fair Value on a Non-Recurring Basis

The following tables present assets and liabilities measured at fair value on a non-recurring basis at June 30, 2023 and additional quantitative information about the valuation techniques and inputs utilized by FNCB to determine fair value. All assets were measured using Level 3 inputs.

	June 30, 2023
	Fair Value Measurement			Quantitative Information
	Recorded	Valuation	Fair	Valuation	Unobservable	Value/
(in thousands)	Investment	Allowance	Value	Technique	Inputs	Range
Individually evaluated loans - collateral dependent	$2,743	$-	$2,743	Appraisal of collateral	Selling costs	10.0%
Individually evaluated loans - other	664	-	664	Discounted cash flows	Discount rate	3.13% - 9.50%

The following tables present assets and liabilities measured at fair value on a non-recurring basis at  December 31, 2022, prior to the adoption of ASU 2016-13, and additional quantitative information about the valuation techniques and inputs utilized by FNCB to determine fair value. All assets were measured using Level 3 inputs.

	December 31, 2022
	Fair Value Measurement			Quantitative Information
	Recorded	Valuation	Fair	Valuation	Unobservable	Value/
(in thousands)	Investment	Allowance	Value	Technique	Inputs	Range
Individually evaluated loans - collateral dependent	$1,902	$8	$1,894	Appraisal of collateral	Selling costs	10.0%
Individually evaluated loans - other	5,698	26	5,672	Discounted cash flows	Discount rate	3.00% - 10.25%

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

The following table summarizes the estimated fair values of FNCB’s financial instruments using an exit price notion at June 30, 2023 and at December 31, 2022.  FNCB discloses fair value information about financial instruments, whether or not recognized in the statements of financial condition, for which it is practicable to estimate that value. The fair value of financial instruments that are not measured at fair value in the financial statements were based on the exit price notion. The following estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, management judgment is required to interpret data and develop fair value estimates. Accordingly, the estimates below are not necessarily indicative of the amounts FNCB could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	Fair Value	June 30, 2023		December 31, 2022
(in thousands)	Measurement	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	Level 1	$105,000	$105,000	$41,916	$41,916
Available-for-sale debt securities	See previous table	452,877	452,877	476,091	476,091
Equity securities	Level 1	6,337	6,337	7,717	7,717
Restricted stock	Level 2	9,325	9,325	8,545	8,545
Loans held for sale	Level 2	-	-	60	60
Loans and leases, net	Level 3	1,187,722	1,136,605	1,110,124	1,079,266
Accrued interest receivable	Level 2	6,329	6,329	5,957	5,957
Servicing rights	Level 3	211	610	254	621
Derivative assets	Level 2	2,049	2,192	1,946	2,104

Financial liabilities:
Deposits	Level 2	1,476,064	1,470,879	1,420,647	1,416,272
Borrowed funds	Level 2	242,022	241,655	182,360	182,108
Accrued interest payable	Level 2	1,089	1,089	171	171
Derivative liabilities	Level 2	1,433	1,417	921	931

Note 14. Earnings per Share

For FNCB, the numerator of both the basic and diluted earnings per share of common stock is net income available to common shareholders. The weighted-average number of common shares outstanding used in the denominator for basic earnings per common share is increased to determine the denominator used for diluted earnings per common share by the effect of potentially dilutive common share equivalents utilizing the treasury stock method. For the three and six months ended June 30, 2023 and 2022, common share equivalents consisted entirely of incremental shares of unvested restricted stock.

The following table presents the calculation of both basic and diluted earnings per share of common stock for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share data)	2023	2022	2023	2022
Net income	$2,805	$5,738	$5,468	$10,091

Basic weighted-average number of common shares outstanding	19,715,136	19,677,109	19,698,837	19,805,485
Plus: Common share equivalents	-	17,016	4,252	26,920
Diluted weighted-average number of common shares outstanding	19,715,136	19,694,125	19,703,089	19,832,405

Income per common share:
Basic	$0.14	$0.29	$0.28	$0.51
Diluted	$0.14	$0.29	$0.28	$0.51

Note 15. Other Comprehensive (Loss) Income

The following tables summarize the reclassifications out of accumulated other comprehensive (loss) income for the three and six months ended June 30, 2023 and 2022, comprised entirely of unrealized gains and losses on available-for-sale debt securities:

	For the Three Months Ended June 30, 2023		For the Six Months Ended June 30, 2023
(in thousands)	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income	Affected Line Item in the Consolidated Statements of Income	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income	Affected Line Item in the Consolidated Statements of Income
Available-for-sale debt securities:
Reclassification adjustment for net gains reclassified into net income	$(90)	Net gain (loss) on the sale of available-for-sale debt securities	$(252)	Net gain (loss) on the sale of available-for-sale debt securities
Taxes	19	Income taxes	53	Income taxes
Net of tax amount	$(71)		$(199)

	For the Three Months Ended June 30, 2022		For the Six Months Ended June 30, 2022
(in thousands)	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income	Affected Line Item in the Consolidated Statements of Income	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income	Affected Line Item in the Consolidated Statements of Income
Available-for-sale debt securities:
Reclassification adjustment for net losses reclassified into net income	$35	Net gain (loss) on the sale of available-for-sale debt securities	$35	Net gain (loss) on the sale of available-for-sale debt securities
Taxes	(7)	Income taxes	(7)	Income taxes
Net of tax amount	$28		$28

The following table summarizes the changes in accumulated other comprehensive (loss) income, net of tax for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Balance, beginning of period	$(42,580)	$(17,691)	$(48,028)	$6,352
Other comprehensive (loss) income before reclassifications	(3,585)	(16,737)	1,991	(40,780)
Amount reclassified from accumulated other comprehensive (loss) income	(71)	28	(199)	28
Net other comprehensive (loss) income during the period	(3,656)	(16,709)	1,792	(40,752)
Balance, end of period	$(46,236)	$(34,400)	$(46,236)	$(34,400)

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

Readers should carefully review the risk factors described in the documents that FNCB periodically files with the SEC, including its Annual Report on Form 10-K for the year ended December 31, 2022 and Quarterly Report on Form 10-Q for the period ended March 31, 2023.

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

Management evaluates the credit quality of FNCB’s loan portfolio on an ongoing basis and performs a formal review of the adequacy of the ACL on a quarterly basis. The ACL is established through a provision for credit losses charged to earnings and is maintained at a level that management considers to be an estimate of the lifetime expected credit losses of the portfolio as of the evaluation date. Loans, or portions of loans, determined by management to be uncollectible are charged off against the ACL, while recoveries of amounts previously charged off are credited to the ACL.

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

Quarterly, or more frequently if market conditions warrant, management evaluates securities for impairment where there has been a decline in fair value of a security below its amortized cost basis to determine whether the decline in fair value has resulted from a credit loss, or if it is entirely the result of noncredit factors.  As part of its evaluation, management first considers whether, FNCB intends to sell, or if it more likely than not that it would be required to sell, any security in an unrealized loss position prior to recovery of its amortized cost. If either of those selling events is expected, FNCB would be required to write down the amortized cost basis of the security to its fair value. If either of those selling events is not expected, FNCB must determine whether any of the decline in fair value has resulted from a credit loss, or if it is entirely the results of noncredit factors. As part of its evaluation, management considers, among other things, the length of time a security’s fair value is less than its amortized cost, the severity of decline, any adverse conditions related to the security, an industry or geographic area, any adverse changes to the rating of any security by a rating agency, whether or not any issuer has failed to make contractual principal and interest payments, or if there are any indications that an issuer would not be able to make future contractual principal and interest payments. Based on the results of its review as of June 30, 2023, management concluded that changes in the fair values of the securities were consistent with movements in market interest rates and spreads relative to when the securities were purchased and not due to the credit quality of the securities or issuers. Accordingly, management determined that FNCB was not required to establish an ACL for any security in an unrealized loss position at June 30, 2023.

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

In connection with determining the income tax provision or benefit, management considers maintaining liabilities for uncertain tax positions and tax strategies that it believes contain an element of uncertainty. Periodically, management evaluates each of FNCB’s tax positions and strategies to determine whether a liability for uncertain tax benefits is required. As of June 30, 2023 and December 31, 2022, management determined that FNCB did not have any uncertain tax positions or tax strategies and that no liability was required to be recorded.

Refer to Note 8, “Income Taxes,” of the notes to consolidated financial statements included in Item 1 hereof for additional information about income taxes.

New Authoritative Accounting Guidance and Accounting Guidance to be Adopted in Future Periods

Refer to Note 2, “New Authoritative Accounting Guidance,” of the notes to consolidated financial statements included in Item 1 hereof for information about new authoritative accounting guidance adopted by FNCB as of June 30, 2023, as well as new accounting guidance issued, but not previously reported, that will be adopted by FNCB in future periods.

Executive Summary

The following overview should be read in conjunction with this MD&A in its entirety.

Overview

The Federal Open Market Committee ("FOMC") continued to tighten monetary policy through the first six months of 2023, with three 25-basis point increases to the federal funds target rate in its February, March and May meetings with another 25-basis point increase to the federal funds rate announced on July 26, 2023. These increases brought the total number of rate increases from the period beginning March 17, 2022 through June 30, 2023 to ten and the total basis point movement to 500.  This dramatic shift in monetary policy has resulted in a rapid and significant rise in general market interest rates. Additionally, FNCB has experienced an uptick in competition for deposits within its market area, reflective of industry-wide liquidity pressures and rate sensitivity of depositors. Higher interest rates and competition have resulted in an increase in deposit and wholesale funding costs.

FNCB recorded consolidated net income of $2.8 million, or $0.14 per basic and diluted common share, for the three months ended June 30, 2023, a decrease of $2.9 million, or 51.1%, compared to $5.7 million, or $0.29 per basic and diluted common share, for the three months ended June 30, 2022. The decrease in the second quarter 2023 earnings reflected decreases in net interest income and non-interest income, coupled with an increase in the provision for credit losses. Net interest income decreased $2.0 million, or 14.6%, to $11.6 million for the three months ended June 30, 2023 from $13.6 million for the same three months of 2022, as a $5.8 million increase in interest income was more than offset by a $7.6 million increase in interest expense. Non-interest income decreased by $709 thousand, or 42.8%, to $948 thousand for the three months ended June 30, 2023 from $1.6 million for the three months ended June 30, 2022, which primarily reflected an increase in net losses recognized on equity securities, partially offset by an increase in net gains on the sale of available-for-sale debt securities.  The provision for credit losses increased $737 thousand to $799 thousand for the three months ended June 30, 2023, compared to $62 thousand for the same three months of 2022, which was largely due to higher outstanding loan balances. These negative variances were partially offset by a $130 thousand, or 1.6% decrease in non-interest expense, to $8.1 million for the three months ended June 30, 2023, compared to $8.2 million for the three months ended June 30, 2022. The decrease in non-interest expense was due primarily to due recording a credit for unfunded commitments for the three months ended June 30, 2023, compared to a provision recorded for the same three months of 2022. Income tax expense totaled $871 thousand for the three months ended June 30, 2023, a decrease of $376 thousand, or 30.1%, from $1.2 million for the same three months of 2022, due to a reduction in pre-tax net income.

Net income for the six months ended June 30, 2023 totaled $5.5 million, or $0.28 per basic and diluted common share, a decrease of $4.6 million, or 45.8%, compared to $10.1 million, or $0.51 per basic and diluted common share, for the six months ended June 30, 2022. The decrease in year-to-date net income reflected decreases in net interest income and non-interest income, coupled with increases in non-interest expense and the provision for credit losses. Net interest income decreased $3.2 million, or 12.1%, to $23.2 million for the six months ended June 30, 2023, compared to $26.4 million for the same six months of 2022. Non-interest income totaled $2.6 million for the six months ended June 30, 2023, a decrease of $828 thousand, or 24.0%, compared to $3.4 million for the six months ended June 30, 2022. Similar to the reasons for the quarterly change, the decrease in non-interest income for the year-to-date period was primarily due to an increase in losses recognized due to changes in the fair value of equity securities. Non-interest expense increased $247 thousand, or 1.5%, to $17.0 million for the first half of 2023, from $16.8 million for the comparable period of 2022, primarily due to an increase in salaries and employee benefits. For the six months ended June 30, 2023, the provision for credit losses increased $953 thousand, or 116.0%, to $1.8 million, from $821 thousand for the six months ended June 30, 2022.

For the three and six months ended June 30, 2023, the annualized return on average assets was 0.63% and 0.62%, respectively, compared to 1.37% and 1.23% for the respective periods of 2022. The annualized return on average equity was 8.89% and 8.87%, respectively, for the three and six months ended June 30 ,2023, and 17.57% and 14.18%, respectively, for the comparable periods of 2022. FNCB declared and paid dividends to holders of common stock of $0.090 per share for the second quarter of 2023 and $0.180 per share for the six months ended June 30, 2023, a 20.0% increase compared to $0.075 and $0.150 per share, respectively, for the quarter-to-date and year-to-date periods of 2022.

Total assets increased $116.3 million, or 6.7%, to $1.862 billion at June 30, 2023 from $1.746 billion at December 31, 2022. The change in total assets primarily reflected increases in loans and leases and cash and cash equivalents, partially offset by a decrease in available-for-sale debt securities, as security repayments were used to fund loan originations. Loans and leases, net of the ACL increased $77.6 million, or 7.0%, to $1.188 billion at June 30, 2023 from $1.110 billion at December 31, 2022. FNCB experienced increases in the commercial and industrial loans, construction, land and acquisition and development and state and political subdivisions loan categories, primarily reflecting strong demand for equipment financing in each of these sectors. Cash and cash equivalents increased $63.1 million, or 150.5%, to $105.0 million at June 30, 2023, from $41.9 million at December 31, 2022. Available-for-sale debt securities decreased $23.2 million, or 4.9%, to $452.9 million at June 30, 2023 from $476.1 million at December 31, 2022. Total deposits increased $55.4 million, or 3.9%, to $1.476 billion at June 30, 2023 from $1.421 billion at December 31, 2022. On March 12, 2023, the Federal Reserve Bank established a new Bank Term Funding Program (“BTFP”) to provide additional funding to eligible depository institutions. The BTFP is collateralized by high-quality securities valued at par including U.S. Treasury securities, U.S. government agency debt and mortgage-backed securities and other qualifying securities. At June 30, 2023, FNCB had securities pledged under the BTFP of $28.9 million. Outstanding advances through the BTFP totaled $25.0 million at June 30, 2023. FNCB had $3.9 million in available funding under the BTFP at June 30, 2023. Total borrowed funds outstanding at June 30, 2023, including the BTFP advance were $242.0 million, an increase of $59.6 million from $182.4 million at December 31, 2022.

Total shareholders’ equity increased $5.1 million, or 4.3%, to $124.0 million at June 30, 2023 from $118.9 million at December 31, 2022. Net income for the six months ended June 30, 2023 of $5.5 million was the primary factor contributing to the increase in capital. Also factoring into the capital increase was appreciation in the fair value of FNCB's available-for-sale debt securities, net of deferred taxes, which was the primary cause of the reduction in accumulated other comprehensive loss of $1.8 million, or 3.7%, to $46.2 million at June 30, 2023 from $48.0 million at December 31, 2022. Partially offsetting these increases to capital were dividends declared and paid of $3.5 million for the six months ended June 30, 2023. FNCB Bank was considered well capitalized with total risk-based capital and Tier 1 leverage ratios were 12.97% and 8.98% at June 30, 2023, respectively.

Management Focus in 2023

Management remains focused on prudent balance sheet and liquidity management, managing interest rate risk and controlling funding costs in a rising market rate environment. Additionally, management continues to evaluate opportunities to enhance net interest income and non-interest income run rates, as well as controlling non-interest expense. FNCB will continue to expand its comprehensive digital strategy to respond to evolving customer demands and create operational and delivery channel efficiencies. Specifically, initiatives include enhancements to the existing online banking platforms, continued utilization of our retail and commercial lending origination platforms and utilizing artificial intelligence and robotics to streamline workflows. Additional areas of focus include: building and strengthening FNCB's core customer base, including enhancing wallet share, and bank-wide staff development programs.

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

In response to the economic uncertainty from the global COVID-19 pandemic, the FOMC lowered the federal funds target rate 150 basis points in two emergency actions in March 2020. As a result, the target range for federal funds fell from 1.50%-1.75% at December 31, 2019 to 0.00%-0.25% at March 31, 2020, and had remained at these historically low levels through March 15, 2022. Lingering effects from the COVID-19 pandemic, supply chain constraints and effects from the war in Ukraine, among others, have resulted in rapid rise in price inflation. As a result, the FOMC, in an effort to lower inflation to its 2.0% objective, began tightening economic policy in 2022. Specifically, the FOMC increased the target range for the federal funds rate a total of 500 basis points through June 30, 2023, which included three additional three 25-basis point increases in the first six months of 2023, on February 1, 2023, March 2, 2023 and May 3, 2023 and another 25-basis point increase announced on July 26, 2023.  The increases in the federal funds target rate resulted in a corresponding total 500-basis point increase in the national prime rate, which was 8.25% at June 30, 2023. In addition to these actions, the FOMC has indicated additional rate increases may be necessary for the remainder of 2023 in order to achieve its objectives. This dramatic shift in monetary policy has resulted in a rapid rise in general market interest rates. Competition for deposits within FNCB's market area has intensified, reflective of industry-wide liquidity pressures and rate sensitivity of depositors. Higher interest rates, coupled with the increased competition, has resulted in significant increases in deposit and wholesale funding costs that have surpassed increases in earning assets yields, which have resulted in net interest margin and rate spread compression. Management has noted that competition for deposits within FNCB's market area started to increase in the second half of 2022, which has continued into the first half of 2023. Management recognizes that additional tightening actions by the FOMC in 2023, could result in further contraction of FNCB's tax-equivalent net interest margin and rate spread.

Net interest income on a tax-equivalent basis decreased $2.0 million, or 14.4%, to $11.9 million for the three months ended June 30, 2023 from $13.9 million for the comparable period of 2022. The decrease in tax-equivalent net interest income primarily reflected an increase in interest expense of $7.6 million, to $8.3 million for the second quarter of 2023 from $0.7 million for the same quarter of 2022, partially offset by an increase in tax equivalent interest income of $5.6 million, or 38.8%, to $20.2 million from $14.6 million, comparing the second quarters of 2023 and 2022, respectively. The tax-equivalent net interest margin, a key measurement used in the banking industry to measure income from earning assets relative to the cost to fund those assets, is calculated by dividing tax-equivalent net interest income by average interest-earning assets.  FNCB’s tax-equivalent net interest margin decreased 67 basis points to 2.75% for the second quarter of 2023 from 3.42% for the same quarter of 2022. Additionally, rate spread, the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities shown on a fully tax-equivalent basis, declined 114 basis points to 2.22% for the three months ended June 30, 2023 from 3.36% for the same three months of 2022.

The significant increase in interest expense of $7.6 million was primarily due to an increase in funding costs, coupled with growth in average interest-bearing liabilities. FNCB experienced a 223-basis point increase in the cost of funds to 2.45% for the three months ended June 30, 2023, from 0.22% for the same three months of 2022, which resulted in a corresponding increase in interest expense of $7.2 million. FNCB increased deposit rates and offered promotional certificate of deposit rates in response to rising market rates and increased competition. Specifically, the average rate paid for interest-bearing deposits increased 195 basis points to 2.08% for the second quarter of 2023 from 0.13% for the same period of 2022, resulting in a corresponding increase to interest expense of $5.6 million. The average rates paid on interest bearing demand deposits increased 174 basis points, resulting in a corresponding increase to interest expense of $3.0 million. Comparing the second quarters of 2023 and 2022, the average rates paid for time deposits and savings deposits, increased 296 basis points and 20 basis points, respectively, resulting in corresponding increases to interest expense of $2.5 million and $70 thousand, respectively.  Additionally, FOMC actions resulted in an increase in wholesale borrowing costs. Comparing the three months ended June 30, 2023 and 2022, the average rate paid for borrowed fund increased 379 basis points to 4.89% from 1.10%, respectively, and resulted in a corresponding increase to interest expense of $1.6 million. Average interest-bearing liabilities increased $140.2 million, or 11.5%, to $1.356 billion for the three months ended June 30, 2023, from $1.216 billion for the same three months of 2022. The increase in average interest-bearing liabilities resulted in a corresponding increase to interest expense of $492 thousand, which was due to a $62.9 million, or 55.2%, increase in average borrowed funds to $176.8 million for the second quarter of 2023 from $113.9 million for the same quarter of 2022, as FNCB was more reliant on wholesale funding. Additionally, average interest-bearing deposits increased $77.3 million, or 7.0%, to $1.179 billion from $1.102 billion comparing the second quarters of 2023 and 2022, respectively. The increase in average interest-bearing deposits resulted in a corresponding increase to interest expense of $238 thousand. Average time deposits increased $196.8 million, or 122.1%, to $358.1 million for the three months ended June 30, 2023, from $161.3 million for the same three months of 2022, as changing customer deposit preferences due to the economic and rate environment continued to result in deposit migration from non-maturity deposits to higher-costing time deposits. Additionally, FNCB utilized brokered deposits for various ALCO strategies to control interest sensitivity and for liquidity purposes. Brokered deposits averaged $104.0 million for the three months ended June 30, 2023, an increase of $73.8 million from $30.2 million for the same three months of 2022. The increase in average time deposit balances, including retail and brokered deposits, resulted in additional interest expense of $274 thousand. Partially offsetting the increase in interest expense due to higher time deposit balances were reductions in interest-bearing demand deposits and savings deposits.  Average interest-bearing demand deposits decreased $112.9 million, or 14.2%, to $683.9 million for the second quarter of 2023 compared to $796.8 million for the same quarter of 2022, while average savings deposits decreased $6.6 million, or 4.6%, to $137.3 million from $143.9 million comparing the second quarters of 2023 and 2022, respectively.

The $5.6 million, or 38.8%, increase in tax-equivalent interest income comparing the three months ended June 30, 2023 and 2022 largely reflected an increase in the tax-equivalent yield on average earning assets, couple with growth in average earning assets. The tax-equivalent yield on average earning assets increased 109 basis points to 4.67% for the second quarter of 2023 from 3.58% for the same quarter of 2022, which resulted in a corresponding $4.4 million increase to tax-equivalent interest income. Specifically, the tax-equivalent yield on the loan portfolio increased 122 basis points to 5.42% from 4.20% comparing the second quarters of 2023 and 2022. Additionally, the tax-equivalent yield on the investment portfolio increased 56 basis points to 2.98% for the second quarter of 2023 from 2.42% for the same quarter of 2022, while the yield on interest-bearing balances in other banks increased 418 basis points to 4.89% from 0.71% comparing the three months ended June 30, 2023 and 2022. These yield increases resulted in corresponding increases in tax-equivalent interest income of $3.5 million, $767 thousand, and $151 thousand, respectively. Additionally, total average earning assets increased $106.5 million, or 6.6%, to $1.731 billion for the three months ended June 30, 2023, from $1.625 billion for the same three months of 2022, which resulted in a corresponding increase in tax-equivalent interest income of $1.1 million. Specifically, average total loans and leases increased $110.2 million, or 10.3%, to $1.178 billion for the second quarter of 2023 from $1.067 billion for the same quarter of 2022, which largely reflected strong organic loan demand concentrated in commercial equipment financing. The increase in the average loan and lease balances resulted in a corresponding increase to tax-equivalent interest income of $1.3 million comparing the three months ended June 30, 2023, and 2022. Additionally, average total deposits in other banks increased $16.1 million, or 359.4%, to $20.6 million from $4.5 million comparing the second quarters of 2023 and 2022, which resulted in an increase to interest expense of $93 thousand. Meanwhile, total securities averaged $533.1 million for the second quarter of 2023, a decrease of $19.8 million, or 3.6%, from $552.9 million for the same quarter of 2022, which caused a corresponding decrease to tax-equivalent interest income of $138 thousand.

On a year-to-date basis, tax equivalent net interest income decreased $3.2 million, or 11.8%, to $23.7 million for the six months ended June 30, 2023, from $26.9 million for the comparable period of 2022. The decrease in tax-equivalent net interest income for the year-to-date period was largely due to a $14.3 million, or 1347.5%, increase in interest expense, to $15.4 million, from $1.1 million for 2022, partially mitigated by an increase in tax equivalent interest income of $11.1 million, or 39.8%, to $39.1 million for the six months ended June 30, 2023, from $28.0 million for the six months ended June 30, 2022. Similar to the quarterly period, the $14.3 million or 1347.5%, increase in year-to-date interest expense was primarily due to higher funding costs, coupled with an increase in average interest-bearing liabilities, specifically borrowed funds. FNCB experienced a 391-basis point increase in the cost of borrowed funds to 4.88% for the first half of 2023 compared to 0.97% for the same period of 2022, which resulted in a corresponding increase to interest expense of $3.3 million. Comparing the year-to-date periods of 2023 and 2022, average interest-bearing deposits increased $31.5 million, or 2.8%, to $1.138 billion from $1.188 billion, respectively, increasing interest expense by $315 thousand. For the six months ended June 30 ,2023, the cost of interest-bearing deposits increased 173- basis points, to 1.85%, compared to 0.12% for the six months-ended June 30, 2022. This resulted in a corresponding increase to interest expense of $9.5 million. Average interest-bearing liabilities increased $150.8 million, or 12.7%, to $1.338 billion for the six months ended June 30, 2023, from $1.107 billion for the same six months of 2022, resulting in a corresponding increase to interest expense of $1.5 million. This was almost entirely due to a $119.3 million, or 147.6%, increase in average borrowed funds to $200.1 million for the six months ended June 30, 2023, from $80.8 million for the comparable period of 2022, as FNCB was more reliant on wholesale funding.

The $11.1 million, or 39.8%, increase in year-to-date tax-equivalent interest income was largely due to higher earning-asset yields, coupled with an increase in average earning assets balances. The tax-equivalent yield on average earning assets increased 104 basis points to 4.56% for the first half of 2023 from 3.52% in 2022, which resulted in a corresponding increase of $8.5 million to tax-equivalent interest income. The tax-equivalent yield on loans increased 116 basis points, while the tax-equivalent yield on investments increased 57 basis points comparing the year-to-date periods of 2023 and 2022, which resulted in corresponding increases in tax-equivalent interest income of $6.5 million and $1.6 million, respectively. Regarding earning-asset volumes, total average earning assets increased $125.3 million, or 7.9%, to $1.717 billion for the six months ended June 30 ,2023, from $1.592 billion for the same period of 2022, which resulted in a corresponding increase in tax-equivalent interest income of $2.7 million. Similar to the quarterly period, this was primarily due to an increase in average total loans and leases which increased $123.3 million, or 11.9%, to $1.157 billion for the six months ended June 30, 2023, from $1.034 billion for the same comparable period of 2022. This increase resulted in a corresponding increase in tax-equivalent interest income of $2.8 million.

The following tables present the average balances of assets and liabilities, corresponding interest income and expense and resulting average yields or rates paid for the three and six months ended June 30, 2023 and 2022. Average balances are derived from average daily balances. The loan and lease yields include amortization of deferred origination fees and costs which are considered adjustments to yields.

	Three Months Ended
	June 30, 2023			June 30, 2022
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Assets
Earning assets (2)(3)
Loans and leases - taxable (4)	$1,122,385	$15,411	5.49%	$1,013,899	$10,743	4.24%
Loans and leases - tax free (4)	55,142	559	4.05%	53,471	452	3.38%
Total loans (1)(2)	1,177,527	15,970	5.42%	1,067,370	11,195	4.20%
Securities-taxable	438,157	3,287	3.00%	442,998	2,514	2.27%
Securities-tax free	94,964	689	2.90%	109,948	833	3.03%
Total securities (1)(5)	533,121	3,976	2.98%	552,946	3,347	2.42%
Interest-bearing deposits in other banks and federal funds sold	20,620	252	4.89%	4,488	8	0.71%
Total earning assets	1,731,268	20,198	4.67%	1,624,804	14,550	3.58%
Non-earning assets	69,926			68,873
Allowance for credit losses	(12,463)			(13,570)
Total assets	$1,788,731			$1,680,107

Liabilities and Shareholders' Equity
Interest-bearing liabilities
Interest-bearing demand deposits	$683,918	3,156	1.85%	$796,819	215	0.11%
Savings deposits	137,243	93	0.27%	143,881	24	0.07%
Time deposits	358,127	2,896	3.23%	161,247	107	0.27%
Total interest-bearing deposits	1,179,288	6,145	2.08%	1,101,947	346	0.13%
Borrowed funds and other interest-bearing liabilities	176,838	2,162	4.89%	113,932	312	1.10%
Total interest-bearing liabilities	1,356,126	8,307	2.45%	1,215,879	658	0.22%
Demand deposits	284,053			319,505
Other liabilities	22,030			13,730
Shareholders' equity	126,522			130,993
Total liabilities and shareholder's equity	$1,788,731			$1,680,107

Net interest income/interest rate spread (6)		11,891	2.22%		13,892	3.36%
Tax equivalent adjustment		(262)			(270)
Net interest income as reported		$11,629			$13,622

Net interest margin (7)			2.75%			3.42%

(1)	Interest income is presented on a tax equivalent basis using a 21% rate.
(2)	Loans and leases are stated net of unearned income.
(3)	Non-accrual loans are included in loans within earning assets.
(4)	Interest income on loans and leases include the amortization of loan (costs) fees of ($336) thousand and $57 thousand for the three months ended June 30, 2023 and 2022, respectively.
(5)	The yields for securities that are classified as available for sale is based on the average historical amortized cost.
(6)	Interest rate spread represents the difference between the average yield on interest earning assets and the cost of interest-bearing liabilities and is presented on a tax equivalent basis.
(7)	Net interest income as a percentage of total average interest earning assets.

	Six Months Ended
	June 30, 2023			June 30, 2022
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Assets
Earning assets (2)(3)
Loans and leases - taxable (4)	$1,102,717	$29,556	5.36%	$983,445	$20,498	4.17%
Loans and leases - tax free (4)	54,597	1,091	4.00%	50,575	891	3.49%
Total loans (1)(2)	1,157,314	30,647	5.30%	1,034,020	21,389	4.14%
Securities-taxable	443,723	6,637	2.99%	440,490	4,982	2.26%
Securities-tax free	97,386	1,432	2.94%	106,536	1,608	3.02%
Total securities (1)(5)	541,109	8,069	2.98%	547,026	6,590	2.41%
Interest-bearing deposits in other banks and federal funds sold	18,854	429	4.55%	10,940	15	0.27%
Total earning assets	1,717,277	39,145	4.56%	1,591,986	27,994	3.52%
Non-earning assets	67,622			79,916
Allowance for loan and lease losses	(12,910)			(13,132)
Total assets	$1,771,989			$1,658,770

Liabilities and Shareholders' Equity
Interest-bearing liabilities
Interest-bearing demand deposits	$698,876	6,213	1.78%	$811,591	410	0.10%
Savings deposits	140,141	174	0.25%	142,193	46	0.06%
Time deposits	299,234	4,135	2.76%	152,998	214	0.28%
Total interest-bearing deposits	1,138,251	10,522	1.85%	1,106,782	670	0.12%
Borrowed funds and other interest-bearing liabilities	200,137	4,879	4.88%	80,823	394	0.97%
Total interest-bearing liabilities	1,338,388	15,401	2.30%	1,187,605	1,064	0.18%
Demand deposits	286,003			314,197
Other liabilities	23,252			13,483
Shareholders' equity	124,346			143,485
Total liabilities and shareholder's equity	$1,771,989			$1,658,770

Net interest income/interest rate spread (6)		23,744	2.26%		26,930	3.34%
Tax equivalent adjustment		(530)			(525)
Net interest income as reported		$23,214			$26,405

Net interest margin (7)			2.77%			3.38%

(1)	Interest income is presented on a tax equivalent basis using a 21% rate.
(2)	Loans and leases are stated net of unearned income.
(3)	Non-accrual loans are included in loans within earning assets.
(4)	Interest income on loans and leases include the amortization of loan (costs) fees of ($587) thousand and $519 thousand for the six months ended June 30, 2023 and 2022, respectively.
(5)	The yields for securities that are classified as available for sale is based on the average historical amortized cost.
(6)	Interest rate spread represents the difference between the average yield on interest earning assets and the cost of interest-bearing liabilities and is presented on a tax equivalent basis.
(7)	Net interest income as a percentage of total average interest earning assets.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2023 vs. 2022			2023 vs. 2022
	Increase (Decrease)			Increase (Decrease)
	Due to	Due to	Total	Due to	Due to	Total
(in thousands)	Volume	Rate	Change	Volume	Rate	Change
Interest income:
Loans and leases - taxable	$1,240	$3,428	$4,668	$2,698	$6,360	$9,058
Loans and leases - tax free	15	92	107	74	126	200
Total loans	1,255	3,520	4,775	2,772	6,486	9,258
Securities - taxable	(28)	801	773	37	1,618	1,655
Securities - tax free	(110)	(34)	(144)	(135)	(41)	(176)
Total securities	(138)	767	629	(98)	1,577	1,479
Interest-bearing deposits in other banks and federal funds sold	93	151	244	18	396	414
Total interest income	1,210	4,438	5,648	2,692	8,459	11,151

Interest expense:
Interest-bearing demand deposits	(35)	2,976	2,941	(65)	5,868	5,803
Savings deposits	(1)	70	69	(1)	129	128
Time deposits	274	2,515	2,789	381	3,540	3,921
Total interest-bearing deposits	238	5,561	5,799	315	9,537	9,852
Borrowed funds and other interest-bearing liabilities	254	1,596	1,850	1,209	3,276	4,485
Total interest expense	492	7,157	7,649	1,524	12,813	14,337
Net interest income	$718	$(2,719)	$(2,001)	$1,168	$(4,354)	$(3,186)

Provision for Credit Losses - Loans and Leases

The provision for credit losses is an expense charged against net interest income to provide for probable losses attributable to uncollectible loans and leases and is based on management’s analysis of the adequacy of the ACL. A release of reserves, resulting in a credit for credit losses, reflects the reversal of amounts previously charged to the ACL. Management closely monitors the loan portfolio and the adequacy of the ACL by considering the underlying financial performance of the borrower, collateral values and associated credit risks. Future material adjustments may be necessary to the provision for credit losses and the ACL if economic conditions or loan performance differ substantially from the assumptions management considered in its evaluation of the ACL. Management will continue to closely monitor FNCB's asset quality and adjust credit provisioning as appropriate. FNCB recorded a provision for credit losses of $799 thousand for the three-month period ended June 30, 2023 compared to a $62 thousand provision for credit losses for the three months ended June 30, 2022. The provision for credit losses totaled $1.8 million for the six months ended June 30, 2023, an increase of $737 thousand, from $821 thousand for the same six months of 2022. The increase in credit provisioning for the second quarter and year-to-date period was primarily attributable to an increase in loan volumes.

Non-interest Income

For the three months ended June 30, 2023, non-interest income decreased $709 thousand, or 42.8%, to $948 thousand from $1.6 million for the three months ended June 30, 2022. The revenue decrease was largely due to unrealized losses recognized on equity securities, coupled with a decrease in net gains on the sale of mortgage loans held for sale. Continued stock volatility in the financial sector during the first half of 2023 resulted in the recognition of net losses on equity securities of $1.0 million for the three months ended June 30, 2023, a $950 thousand increase compared to $82 thousand in losses on equity securities recognized for the same quarter of 2022. FNCB's holdings of equity securities are comprised primarily of common stock of publicly-traded bank holding companies. Rising interest rates and several bank failures in 2023 has caused volatility in the financial services industry, and negatively impacting equity prices within this sector.   There were no net gains on the sale of mortgage loans held for sale in the second quarter of 2023, compared to net gains of $32 thousand for the same quarter of 2022. These decreases in non-interest income were partially offset by increases in net gains on the sale of available-for-sale debt securities, wealth management services revenue and deposit service charges. FNCB realized net gains on the sale of available-for-sale debt securities of $90 thousand for the three months ended June 30, 2023, a positive change of $125 thousand compared to a net loss of $35 thousand for the same quarter of 2022. Additionally, wealth management services revenue generated from 1st Investment Services increased $130 thousand, or 113.0%, to $245 thousand for the three months ended June 30, 2023, compared to $115 thousand for the comparable period of 2022. Deposit service charges increased $58 thousand, or 5.5%, to $1.123 million for the three months ended June 30, 2023, from $1.065 million for the same three-month period of 2022.

For the six months ended June 30, 2023, non-interest income decreased $828 thousand, or 24.0%, to $2.6 million from $3.4 million for the six months ended June 30, 2022. Similar to the quarterly period, the reduction in non-interest income resulted primarily from an unfavorable change in market value of equity securities, partially offset by a net gain realized on the sale of available-for-sale debt securities and an increase in revenue generated for wealth management services. FNCB recorded a net loss on equity securities of $1.5 million for the six months ended June 30, 2023, an increase of $1.3 million, compared to a net loss on equity securities of $207 thousand recorded for the same period of 2022. Partially offsetting the increase in net loss on equity securities was a net gain realized on the sale of available-for-sale debt securities of $252 thousand for the six months ended June 30, 2023, a favorable variance of $287 thousand compared to a net loss of $35 thousand realized on the sales of available-for-sale debt securities for the same period of 2022. Wealth management services revenue generated from 1st Investment Services increased $247 thousand, or 104.7%, to $483 thousand for the six months ended June 30, 2023, compared to $236 thousand for the comparable period of 2022. The positive change in wealth management services revenue for both the quarter and year-to-date periods was reflective of FNCB's purchase of Chiaro Investment Services, LLC at the end of the third quarter of 2022.

Non-interest Expense

Non-interest expense decreased $130 thousand, or 1.6%, to $8.1 million for the three months ended June 30, 2023, from $8.2 million for the three months ended June 30, 2022, which primarily reflected a credit for unfunded commitments and decreases in bank shares tax, equipment expenses and data processing expenses. FNCB recorded a credit for unfunded commitments of $225 thousand for the second quarter of 2023, compared to a provision for unfunded commitments of $75 thousand, for the respective quarter of 2022. In addition, bank shares tax decreased, $112 thousand, or 29.9%, to $263 thousand for the three months ended June 30, 2023, compared to $375 thousand for the three months ended June 30, 2022. Equipment expenses decreased $84 thousand, or 26.6%, to $232 thousand for the second quarter of 2023, from $316 thousand, for the same period of 2022, which was primarily due to a reduction in depreciation expense. Data processing expense decreased $57 thousand to $952 thousand for the second quarter of 2023 from $1.0 million for the same period of 2022. The decrease in data processing costs reflected the restructuring of services as part of a contract renewal with FNCB's core processor. These decreases were partially offset by increases in occupancy expenses, regulatory assessments and other operating expenses. Occupancy expenses increased $103 thousand, or 23.0%, to $550 thousand from $447 thousand comparing the second quarters of 2023 and 2022, respectively, reflecting an increase in amortization of leasehold improvements and higher utility costs. Regulatory assessments increased $116 thousand, or 59.2%, to $312 thousand for the three months ended June 30, 2023 from $196 thousand for the same three-month period in 2022 due to an increase in FDIC assessment rates. Other operating expenses increased $216 thousand, or 30.9%, to $916 thousand from $700 thousand comparing the second quarters of 2023 and 2022, respectively. The increase in other operating expenses primarily reflected increases in legal, insurance and telecommunications expenses and loan-related origination costs including appraisal and credit report fees associated with a no-closing-cost home equity line of credit promotion during the second quarter of 2023.

For the six months ended June 30, 2023, non-interest expense increased $247 thousand, or 1.5%, to $17.0 million, from $16.8 million for the same six-month period of 2022, which was primarily due to increases in salaries and employee benefits, regulatory assessments, occupancy expense and other operating expenses.  Salaries and employee benefits increased $747 thousand, or 8.1%, to $9.9 million for the six months ended June 30, 2023, from $9.2 million for the same period of 2022, which primarily reflected higher full-time salaries and benefits associated with staff additions, in addition to an increase in starting salaries and salary ranges, to stay competitive in attracting and retaining qualified staff.  Regulatory assessments and occupancy expenses increased $104 thousand, or 24.6% and $76 thousand, or 7.6%, respectively, comparing the six months ended June 30, 2023 and 2022. Other non-interest expenses increased $452 thousand, or 31.8%, to $1.9 million for the six months ended June 30, 2023, compared to $1.4 million for the same six months in 2022, which was largely due to increases in legal, insurance and telecommunications expenses, expenses associated with the no-closing-cost home equity line of credit promotion, and increases in correspondent bank charges and servicing costs associated with purchased loan pools. These increases were slightly offset by a credit for unfunded commitments, bank shares tax, equipment and data processing expenses. For the six months ended June 30, 2023, FNCB recorded a credit for unfunded commitments of $494 thousand, compared to a provision for unfunded commitments of $123 thousand for the six months ended June 30, 2022. Bank shares tax decreased $304 thousand, or 42.4%, to $412 thousand for the six months ended June 30, 2023, from $716 thousand for the same comparable period of 2022. Equipment and data processing expenses decreased $136 thousand, or 21.3%, and $122 thousand, or 5.9%, respectively, comparing the six months ended June 30, 2023 and 2022.

Provision for Income Taxes

FNCB recorded income tax expense of $1.6 million for the six months ended June 30, 2023, a decrease of $596 thousand, or 27.6%, compared to income tax expense of $2.2 million for the same period of 2022. FNCB's effective tax rate increased to 23.69% at June 30, 2023, compared to 17.66% for the same period of 2022. The increase in income tax expense and the effective tax rate primarily reflected a timing difference related to the loss on equity securities recorded in the first six months of 2023, compared to the same period of 2022.

FINANCIAL CONDITION

Assets

Total assets increased $116.3 million, or 6.7%, to $1.862 billion at June 30, 2023 from $1.746 billion at December 31, 2022. The change in total assets primarily reflected increases in loans and leases and cash and cash equivalents, partially offset by a decrease in available-for-sale debt securities. Loans and leases, net of the ACL, increased $77.6 million, or 7.0%, to $1.188 billion at June 30, 2023 from $1.110 billion at December 31, 2022. FNCB experienced increases in the commercial and industrial loans, construction, land and acquisition and development and state and political subdivisions loan categories, primarily reflecting strong demand for equipment financing in each of these sectors. Cash and cash equivalents increased $63.1 million, or 150.5%, to $105.0 million at June 30, 2023, from $41.9 million at December 31, 2022. Available-for-sale debt securities decreased $23.2 million, or 4.9%, to $452.9 million at June 30, 2023 from $476.1 million at December 31, 2022. Total deposits increased $55.4 million, or 3.9%, to $1.476 billion at June 30, 2023 from $1.421 billion at December 31, 2022. Total borrowed funds increased $59.6 million, to $242.0 million, at June 30, 2023 from $182.4 million at December 31, 2022.

Cash and Cash Equivalents

Cash and cash equivalents increased $63.1 million, or 150.5%, to $105.0 million at June 30, 2023 from $41.9 million at December 31, 2022. The increase in cash and cash equivalents resulted primarily from an increase of $55.4 million in total deposits, including brokered deposits, net activity related to available-for-sale debt securities of $25.2 million and a net increase of $34.7 million in advances through the FHLB of Pittsburgh. Funds received from deposits and borrowed funds, along with net cash generated from available-for-sale debt securities, were used to fund demand for FNCB's lending products, resulting in an increase in loans and leases, net deferred loan origination fees and costs and unearned income, of $76.3 million.

Securities

FNCB’s investment securities portfolio provides a source of liquidity needed to meet expected loan demand and interest income to increase profitability. Additionally, the investment securities portfolio is used to meet pledging requirements to secure public deposits and for other purposes. Debt securities are classified as either held-to-maturity or available-for-sale at the time of purchase based on management's intent. Held-to-maturity securities are carried at amortized cost, while available-for-sale securities are carried at fair value, with unrealized holding gains and losses reported as a component of shareholders’ equity in accumulated other comprehensive income (loss), net of tax. At June 30, 2023 and December 31, 2022, all debt securities were classified as available-for-sale. Equity securities with readily determinable fair values are carried at fair value, with gains and losses due to fluctuations in market value included in non-interest income in the consolidated statements of income. Securities with limited marketability and/or restrictions, such as FHLB of Pittsburgh stock, are carried at cost. Management monitors the investment portfolio regularly. Decisions to purchase or sell investment securities are based upon management’s current assessment of long-term and short-term economic and financial conditions, including the interest rate environment and asset/liability management, liquidity and tax-planning strategies.

At June 30, 2023, FNCB's investment portfolio was comprised principally of available-for-sale debt securities including, fixed-rate, taxable and tax-exempt obligations of state and political subdivisions, and fixed-rate and floating-rate securities issued by U.S. government or U.S. government-sponsored agencies, which include mortgage-backed securities and residential and commercial collateralized mortgage obligations (“CMOs”). FNCB also holds fixed- and floating-rate investments in private CMO's, corporate debt securities, asset-backed securities and U.S. Treasury securities. Additionally, FNCB holds equity investments in the common and preferred stock of certain publicly-traded and privately-held bank holding companies. Except for U.S. government and government-sponsored agencies, there were no securities of any individual issuer that exceeded 10.0% of shareholders’ equity at June 30, 2023.

The majority of FNCB's debt securities are fixed-rate instruments and inherently subject to interest rate risk, as the value of fixed-rate securities fluctuate with changes in interest rates. U.S. Treasury rates continued to increase in the first half of 2023 as the FOMC continued to tighten monetary policy. Additionally, as short-term interest rates moved up sharply, the yield curve was inverted at June 30, 2023, due to a negative spread between the 2-year and 10-year U.S. Treasury rates. The 2-year U.S. Treasury rate increased 46 basis points to 4.87% at June 30, 2023 from 4.41% at December 31, 2022, while the 10-year U.S. Treasury rate decreased 7 basis points to 3.81% at June 30, 2023 from 3.88% at December 31, 2022. These movements resulted in a negative spread of 106 basis points between the 2-year and 10-year U.S. Treasury, compared to a negative spread of 0.53% at December 31, 2022. Generally, a security's value reacts inversely with changes in interest rates. Available-for-sale securities are carried at fair value, with unrealized gains or losses reported in the accumulated other comprehensive income or loss component of shareholder's equity net of deferred income taxes. At June 30, 2023, FNCB reported a net unrealized loss, included in accumulated other comprehensive loss, of $46.7 million, net of deferred income taxes of $12.4 million, a decrease of $2.1 million, or 4.3%, compared to a net unrealized holding loss of $48.8 million, net of deferred income taxes of $13.0 million, at December 31, 2022. Any further increase in interest rates could result in further depreciation in the fair value of FNCB's securities portfolio and capital position. However, accumulated other comprehensive income and loss related to available-for-sale debt securities is excluded from regulatory capital and does not have an impact on FNCB's regulatory capital ratios.

The following table presents the composition of available-for-sale debt securities at June 30, 2023 and December 31, 2022:

Composition of Available-for-Sale Debt Securities

	June 30, 2023		December 31, 2022
(dollars in thousands)	Fair Value	% of Portfolio	Fair Value	% of Portfolio
Available-for-sale debt securities:
U.S. treasuries	$32,302	7.13%	$32,134	6.75%
Obligations of state and political subdivisions	208,735	46.09%	220,782	46.37%
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	77,451	17.10%	80,407	16.89%
Collateralized mortgage obligations - commercial	3,313	0.73%	3,329	0.70%
Mortgage-backed securities	17,963	3.97%	20,663	4.34%
Private collateralized mortgage obligations	68,241	15.07%	72,507	15.23%
Corporate debt securities	30,385	6.71%	30,672	6.44%
Asset-backed securities	13,836	3.06%	14,941	3.14%
Negotiable certificates of deposit	651	0.14%	656	0.14%
Total available-for-sale debt securities	$452,877	100.00%	$476,091	100.00%

Available-for-sale debt securities decreased of $23.2 million, or 4.9%, to $452.9 million at June 30, 2023 from $476.1 million at December 31, 2022, as the majority of funds received from sales, maturities and repayments were redirected to fund loan demand. During the six months ended June 30, 2023, FNCB sold twelve tax-exempt municipal debt securities, with an aggregate amortized cost of $10.1 million and a weighted average yield of 2.60%. Gross proceeds received from the sales totaled $10.4 million. FNCB realized a net gain of $252 thousand upon the sale, which is included in non-interest income in the consolidated statements of income. Purchases of available-for-sale debt securities during the six months ended June 30, 2023 included one corporate debt security with a principal balance of $1.5 million and one private CMO with a principal balance of $1.0 million and a weighted-average yield of 7.34%. The purchases had a weighted-average yield of 8.11%.

Management continually monitors the investment portfolio for credit worthiness, value, and yield. Semi-annually, management engages a third-party consultant to review the municipal portfolio to determine if there is any undue credit risk within the portfolio. As part of the independent review, each security is compared to their "portfolio credit benchmark" to identify which securities may contain more than a minimal risk of payment default.  Based on their semi-annual review as of June 30, 2023, the third-party consultant concluded that each municipal security held within the portfolio met or exceeded the benchmark and that none of the securities required further review. The next third-party review is scheduled for December 31, 2023. Management also monitors municipal securities monthly using a third-party Municipal Surveillance Report that identifies events related to the issuer that may indicate a deterioration in credit quality. Management noted no events that would indicate a deterioration in credit quality of any issuer during the first half of 2023.

The following table presents the weighted-average yields of available-for-sale debt securities by major category and maturity period at June 30, 2023. Yields are calculated on the basis of the amortized cost and weighted for the scheduled maturity of each security. The yields on tax-exempt obligations of state and political subdivisions are presented on a tax-equivalent basis using the federal corporate income tax rate of 21.0%. Because residential, commercial and private collateralized mortgage obligations, mortgage-backed securities and asset-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following summary.

Maturity Distribution of Available-for-Sale Debt Securities

	June 30, 2023
	Within One Year	>1 - 5 Years	6 - 10 Years	Over 10 Years	Collateralized Mortgage Obligations, Mortgage-Backed and Asset-Backed Securities	Total
Available-for-sale debt securities:
U.S. treasuries	-	1.14%	1.19%	-	-	1.17%
Obligations of state and political subdivisions	2.93%	3.02%	2.28%	2.42%	-	2.54%
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	-	-	-	-	2.53%	2.53%
Collateralized mortgage obligations - commercial	-	-	-	-	1.99%	1.99%
Mortgage-backed securities	-	-	-	-	2.73%	2.73%
Private collateralized mortgage obligations	-	-	-	-	3.57%	3.57%
Corporate debt securities	-	8.50%	4.61%	-	-	4.77%
Asset-backed securities	-	-	-	-	6.36%	6.36%
Negotiable certificates of deposit	-	1.02%	-	-	-	1.02%
Weighted average yield	2.93%	2.63%	2.80%	2.42%	3.19%	2.86%

Evaluation for Credit Impairment

Management performed a review of all securities in an unrealized loss position as of June 30, 2023 and noted that there was no material change in the credit quality of any of the issuers or any other event or circumstance that may cause a significant adverse effect on the fair value of these securities. Moreover, to date, FNCB has received all scheduled principal and interest payments and expects to fully collect all future contractual principal and interest payments on all securities in an unrealized loss position at June 30, 2023. Based on the results of its review and considering the attributes of these debt securities, management concluded that changes in the fair values of the securities were consistent with movements in market interest rates and spreads relative to when the securities were purchased and not due to the credit quality of the securities or issuers. Accordingly, management determined that FNCB was not required to establish an ACL for any security in an unrealized loss position at June 30, 2023.

See Note 3, “Securities,” of the notes to consolidated financial statements included in Item 1 hereof for additional information about management's evaluation of securities for credit impairment.

Loans and Leases

For comparative purposes, loan and lease balances by loan segment at December 31, 2022 are presented net of deferred loan origination fees and costs and unearned income in the following narrative analysis.

Total loans and leases, net of deferred fees and costs and unearned income, increased $76.4 million, or 6.8%, to $1.201 billion at June 30, 2023 from $1.124 billion at December 31, 2022. The growth in the loan portfolio reflected increases in commercial and industrial loans, construction, land acquisition and development and state and political subdivision loan categories, which was primarily due to commercial equipment financing product lines including simple interest loans and direct finance and municipal leases. Simple interest loans and direct finance leases are included in commercial and industrial loans and leases, while municipal leases are included in state and municipal subdivision loans and leases.

From a collateral standpoint, a majority of FNCB’s loan portfolio consists of loans secured by real estate. Real estate secured loans, which include commercial real estate, construction, land acquisition and development, and residential real estate loans, decreased $5.2 million, or 0.8%, to $697.8 million at June 30, 2023 from $692.6 million at December 31, 2022. Real estate secured loans to total loans and leases represented 58.1% of total loans at June 30, 2023 compared to 61.6% at December 31, 2022, which reflected strong demand for commercial equipment financing and management's efforts to diversify the portfolio.

Commercial real estate loans decreased $1.1 million, or 0.3%, to $375.2 million at June 30, 2023 from $376.3 million at December 31, 2022. Commercial real estate loans include long-term commercial mortgage financing and are primarily secured by first or second lien mortgages. Commercial and industrial loans and leases, consist primarily of equipment loans, working capital financing, revolving lines of credit and loans secured by cash and marketable securities. Commercial and industrial loans and leases increased $68.9 million, or 25.3%, to $341.3 million at June 30, 2023 from $272.4 million at December 31, 2022, which was primarily due to equipment loan and lease origination through 1st Equipment Finance during the six months ended June 30, 2023. The majority of equipment financing was originated through indirect, third-party dealers. Construction, land acquisition and development loans increased $9.2 million, or 13.9%, to $75.4 million at June 30, 2023 from $66.2 million at December 31, 2022.

Residential real estate loans include fixed-rate and variable-rate, amortizing mortgage loans, home equity term loans and home equity lines of credit ("HELOCs"). FNCB primarily underwrites fixed-rate residential mortgage loans for sale in the secondary market to reduce interest rate risk and provide funding for additional loans. Currently, due to transition within its retail lending unit, FNCB is utilizing a third-party broker to originate saleable fixed-rate residential mortgage loans, and is in the process of implementing a correspondent relationship with a third party to underwrite and purchase saleable mortgage loans. Additionally, FNCB continues to offer its proprietary “WOW” mortgage product, which is a non-saleable mortgage with maturity terms of 7.5 to 19.5 years that provides customers with an attractive fixed interest rate and low closing costs and home equity lines of credit. During the six months ended June 30, 2023, FNCB offered customers a promotional no closing cost, no fee home equity line of credit. Residential real estate loans totaled $247.2 million at June 30, 2023, a decrease of $2.9 million, or 1.1%, from $250.1 million at December 31, 2022. The decrease in residential real estate loans reflects the transition within the retail lending unit as well as lower demand for residential mortgages due to higher interest rates.

Consumer loans primarily include indirect automobile loans and secured and unsecured personal loans. Consumer loans decreased by $5.5 million, or 5.8%, to $89.0 million at June 30, 2023 from $94.5 million at December 31, 2022, largely due to the run-off of the indirect loan portfolio. Loans and leases to state and political subdivisions increased $7.8 million, or 12.0%, to $72.6 million at June 30, 2023 from $64.8 million at December 31, 2022.

The following table presents loans and leases receivable, net by segment at June 30, 2023 and December 31, 2022:

Loan and Lease Portfolio Detail

	June 30, 2023		December 31, 2022
(dollars in thousands)	Amount	% of Total Loans, Gross	Amount	% of Total Loans, Gross
Residential real estate	$247,240	20.59%	$250,221	22.28%
Commercial real estate	375,194	31.25%	376,976	33.56%
Construction, land acquisition and development	75,369	6.28%	66,555	5.92%
Commercial and industrial	341,260	28.42%	272,024	24.22%
Consumer	88,937	7.40%	92,612	8.24%
State and political subdivisions	72,595	6.05%	64,955	5.78%
Total loans and leases (1)	1,200,595	100.00%	1,123,343	100.00%
Unearned income	-		(810)
Net deferred origination fees	-		1,784
Allowance for credit losses	(12,873)		(14,193)
Loans and leases, net	$1,187,722		$1,110,124
(1) In accordance with the adoption of ASU 2016-13, June 30, 2023 balances are reported at the amortized cost basis, to include net deferred origination fees and unearned income.

Asset Quality

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at the amount of unpaid principal, net of unearned interest, deferred loan fees and costs, and reduced by the ACL. The ACL is established through a provision for credit losses charged to earnings.

FNCB has established and consistently applies loan policies and procedures designed to foster sound underwriting and credit monitoring practices. Credit risk is managed through the efforts of the Chief Banking Officer, Chief Lending Officer and loan officers, the Chief Credit Officer, the loan review function, and the Credit Risk Management, ACL, Officers Loan and Directors Loan Committees, as well as through oversight of the Board of Directors. Management continually evaluates its credit risk management practices to ensure it is reacting to problems within the loan portfolio in a timely manner. However, as is the case with any financial institution, a certain degree of credit risk is dependent in part on local and general economic conditions, among other factors, that are beyond management’s control.

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

The following table presents information about non-performing assets at June 30, 2023 and December 31, 2022:

Non-performing Assets

	June 30,	December 31,
(dollars in thousands)	2023	2022
Non-accrual loans	$3,711	$2,763
Loans past due 90 days or more and still accruing	49	79
Total non-performing loans	3,760	2,842
Other non-performing assets	1,647	1,773
Total non-performing assets	$5,407	$4,615

Non-performing loans as a percentage of total loans	0.31%	0.25%
Non-performing assets as a percentage of total assets	0.29%	0.26%
Allowance for credit losses as a percentage of total loans and lease, net	1.07%	1.26%
Allowance for credit losses to non-accrual loans and leases	346.89%	513.68%
Allowance for credit losses to non-performing loans and leases	342.37%	499.40%
Allowance for credit losses to non-performing assets	238.08%	307.54%

Total non-performing assets increased $0.8 million, or 17.2%, to $5.4 million at June 30, 2023 from $4.6 million at December 31, 2022. The increase reflected an increase in non-performing loans, partially offset by a reduction in other non-performing assets. Non-performing loans, which include non-accrual loans and loans past due 90 days or more and still accruing, increased $1.0 million, or 32.3%, to $3.8 million at June 30, 2023 from $2.8 million at December 31, 2022, while other non-performing assets decreased $0.2 million, or 7.1%, to $1.6 million at June 30, 2023 from $1.8 million at December 31, 2022. FNCB’s ratio of non-performing loans to total gross loans increased to 0.31% at June 30, 2023 from 0.25% at December 31, 2022. Total delinquent loan balances, including non-accrual loans, increased $1.6 million to $3.7 million at June 30, 2023, from $2.1 million at December 31, 2022. Total delinquencies as a percentage of total loans and leases, increased 8 basis points to 0.53% at June 30, 2023, compared to 0.45% at December 31, 2022.

Other non-performing assets was comprised solely of a classified account receivable, the balance of which was $1.6 million at June 30, 2023 and $1.8 million at December 31, 2022. The receivable is secured by an evergreen letter of credit that was received in 2011 as part of a settlement agreement for a large construction, land acquisition and development loan for a residential development project in the Pocono region of Monroe County, Pennsylvania. The agreement provides for payment to FNCB as real estate building lots are sold to third-parties or occupancy permits granted for use in a Timeshare development. The project was stalled due to a decline in real estate values in this area following the financial crisis of 2008. In 2019, economic development in this market area began improving and the developer for this project had resumed construction activity, including the completion of substantial infrastructure, and had increased marketing and sales initiatives related to the project. Since 2020, numerous units have been developed and the project continues to be active.  A multi-unit building was completed and occupied in 2020 resulting in a first payment of $127 thousand in the second quarter of 2021.  A second payment was received in the amount of $126 thousand payment in the second quarter of 2023. Management continues to closely monitor this project and has noted an increase in construction activity related to this project including the construction of additional multi-unit buildings and a pool/spa building. Accordingly, FNCB anticipates receiving additional payments during the remainder of 2023.

While FNCB's asset quality has remained favorable, management believes continued economic uncertainty related to supply-chain constraints, inflation, and the resulting increase in interest rates could affect borrowers' ability to repay loans, which may have a negative impact on asset quality including, increases in loan delinquencies, non-performing loans, loan charge-offs and foreclosures.

The following table presents the changes in non-performing loans for the three and six months ended June 30, 2023 and 2022.

Changes in Non-Performing Loans

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Balance, beginning of period	$2,653	$3,864	$2,842	$3,863
Loans newly placed on non-accrual	2,072	464	3,060	698
Change in loans past due 90 days or more and still accruing	(3)	14	(30)	14
Loans charged-off	(532)	(291)	(1,272)	(366)
Loans sold	-	(925)	-	(925)
Loan payments received	(430)	(348)	(840)	(506)
Balance, end of period	$3,760	$2,778	$3,760	$2,778

The following table presents accruing loan delinquencies and non-accrual loans as a percentage of gross loans at June 30, 2023 and December 31, 2022:

Loan Delinquencies and Non-Accrual Loans

	June 30,	December 31,
	2023	2022
Accruing:
30-89 days	0.22%	0.19%
90+ days	0.00%	0.01%
Non-accrual	0.31%	0.25%
Total delinquencies	0.53%	0.45%

Allowance for Credit Losses

The ACL equaled $12.9 million at June 30, 2023, compared to $14.2 million at December 31, 2022. The decrease resulted from a $2.6 million adjustment from the impact of the adoption of ASU 2016-13, on January 1, 2023, in addition to $458 thousand in net charge-offs, that were offset by a provision for credit losses of $1.7 million, for the six months ended June 30, 2023.  The ratio of the ACL to total loans and leases decreased to 1.07% of total loans and leases, net of net deferred loan origination fees and unearned income at June 30, 2023 from 1.26% of total loans at December 31, 2022.

The following table presents an allocation of the ACL by major loan category and percent of loans in each category to total loans at June 30, 2023 and December 31, 2022:

Allocation of the ACL

	June 30, 2023		December 31, 2022
		Percentage		Percentage
		of Loans		of Loans
		in Each		in Each
		Category		Category
	Allowance	to Total	Allowance	to Total
(dollars in thousands)	Amount	Loans	Amount	Loans
Residential real estate	$1,121	20.59%	$2,215	22.28%
Commercial real estate	2,610	31.25%	4,193	33.55%
Construction, land acquisition and development	1,845	6.28%	747	5.92%
Commercial and industrial	5,249	28.42%	4,099	24.22%
Consumer	1,642	7.40%	1,307	8.25%
State and political subdivisions	406	6.05%	503	5.78%
Unallocated	-	-	1,129	-
Total	$12,873	100.00%	$14,193	100.00%

The following table presents an analysis of the ACL by loan category for the three and six months ended June 30, 2023 and 2022:

Reconciliation of the ACL

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(dollars in thousands)	2023	2022	2023	2022
Balance at beginning of period	$12,279	$13,129	$14,193	$12,416
Impact of ASU 2016-13	-	-	(2,636)	-
Charge-offs:
Residential real estate	5	-	5	3
Commercial real estate	-	-	-	-
Construction, land acquisition and development	-	-	-	-
Commercial and industrial	39	13	92	32
Consumer	509	290	1,232	363
State and political subdivisions	-	-	-	-
Total charge-offs	553	303	1,329	398
Recoveries of charged-off loans:
Residential real estate	-	-	-	-
Commercial real estate	51	224	105	224
Construction, land acquisition and development	-	-	-	-
Commercial and industrial	12	7	23	11
Consumer	285	262	743	307
State and political subdivisions	-	-	-	-
Total recoveries	348	493	871	542
Net charge-offs (recoveries)	205	(190)	458	(144)
Provision for credit losses	799	62	1,744	821
Balance at end of period	$12,873	$13,381	$12,843	$13,381

Net charge-offs (recoveries) as a percentage of average loans and leases (annualized)	0.07%	(0.07)%	0.08%	(0.03)%

Liabilities

Total liabilities, which consist primarily of total deposits and borrowed funds, increased $111.2 million, or 6.8%, to $1.738 billion at June 30, 2023 from $1.627 billion at December 31, 2022. The increase was due primarily to deposit growth, coupled with an increase in borrowed funds. Total deposits were $1.476 billion at June 30, 2023, an increase of $55.4 million, or 3.9%, from $1.421 billion at December 31, 2022, which reflected an increase in interest-bearing deposits, partially offset by a reduction in non-interest bearing demand deposits. Due to rising interest rates and increased deposit competition within the financial services industry, including FNCB's market area, FNCB experienced deposit migration from non-maturity deposits into time deposits, which resulted from the utilization of certificate of deposit specials to attract new deposits and retain current customers. Additionally, FNCB experienced normal seasonality within its municipal deposit base, and the need for greater utilization of wholesale funding, including brokered time deposits and advances through the FHLB of Pittsburgh and Federal Reserve Bank. Total interest-bearing deposits increased $75.6 million, or 6.8%, to $1.190 billion at June 30, 2023, from $1.115 billion at December 31, 2022. Specifically, total time deposits increased $198.6 million, or 125.8%, to $356.5 million at June 30, 2023, compared to $157.9 million at December 31, 2022. The increase in total time deposits was primarily concentrated in brokered certificates of deposits and other wholesale deposits originated through the IntraFi® Network, Qwickrate, a national listing service. FNCB utilized these wholesale sources as an alternative to advances through the FHLB of Pittsburgh. Additionally, in response to the general increase in interest rates and market demand, FNCB initiated several certificate of deposit specials in the first quarter of 2023.  The increase in time deposits was partially offset by decreases in non-interesting bearing demand deposits, as well as interest-bearing demand deposits and savings deposits. Non-interest-bearing demand deposits decreased $20.2 million, or 6.6%, to $285.7 million at June 30, 2023, from $305.9 million at December 31, 2022. Interest-bearing demand deposits totaled $697.8 million at June 30, 2023, a decrease of $110.7 million, or 13.7%, compared to $808.5 million at December 31, 2022. While, savings deposits decreased $12.3 million, or 8.3%, to $136.1 million at June 30, 2023, compared to $148.4 million at December 31, 2022. Total borrowed funds increased $59.6 million, or 32.7%, to $242.0 million at June 30, 2023, from $182.4 million at December 31, 2022, which was comprised of $206.7 million in FHLB of Pittsburgh advances, $25.0 million in Federal Reserve Discount Window - BTFP advance and $10.3 million in junior subordinated debentures.

Equity

Total shareholders’ equity increased $5.1 million, or 4.3%, to $124.0 million at June 30, 2023 from $118.9 million at December 31, 2022.  The increase in capital was primarily due net income for the six months ended June 30, 2023 of $5.5 million, coupled with market value appreciation of FNCB's available-for-sale debt securities, net of deferred taxes, which resulted in a $1.8 million, or 3.7%, reduction in accumulated other comprehensive loss to $46.2 million at June 30, 2023 from $48.0 million at December 31, 2022. Partially offsetting these increases to capital were dividends declared and paid of $3.5 million for the six months ended June 30, 2023. On a per share basis, dividends declared totaled $0.018 per share for the six months ended June 30, 2023, an increase of $0.030 per share, or 20.0%, compared to $0.015 per share for the six months ended June 30, 2022. On July 27, 2023, FNCB's Board of Directors declared a dividend of $0.090 per share for the third quarter of 2023.

The Bank's total regulatory capital increased $7.8 million, or 4.6%, to $177.8 million at June 30, 2023 from $170.0 million at December 31, 2022. FNCB Bank's total risk-based capital and Tier 1 leverage ratios were 12.97% and 8.98%, respectively, at June 30, 2023, compared to 13.11% and 8.77%, respectively, at December 31, 2022. The Bank's risk-based capital ratios exceeded the minimum regulatory capital ratios required for well capitalized under prompt corrective action regulations. Based on the most recent notification from its primary regulator, the Bank was considered well capitalized at June 30, 2023 and December 31, 2022. There were no conditions or events since that notification that management believes would have changed this capital designation.

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

The consolidated statements of cash flows present the change in cash and cash equivalents from operating, investing and financing activities. Cash and due from banks and interest-bearing deposits in other banks, which comprise cash and cash equivalents, are FNCB’s most liquid assets. At June 30, 2023, cash and cash equivalents totaled $105.0 million, an increase of $63.1 million compared to $41.9 million at December 31, 2022, as net cash inflows provided by financing and operating activities were partially offset by net cash outflows provided used in investing activities. Financing activities include deposit gathering, changes in utilization of borrowed funds and capital-related initiatives. During the first half of 2023, financing activities provided $111.6 million in net cash, which resulted primarily from a net increase in deposits of $55.4 million and the net proceeds from overnight and term advances through FHLB of Pittsburgh, of $34.7 million, and $25.0 million in proceeds from a Federal Reserve Discount Window BTFP advance. Net cash received from deposit gathering and borrowed funds were partially offset by the $3.5 million in cash dividends paid to FNCB's shareholders during the six months ended June 30, 2023. Operating activities include net income, adjusted for the effects of non-cash transactions including, among others, depreciation and amortization and the provision for credit losses, and is the primary source of cash flows from operations. For the six months ended June 30, 2023, operating activities provided FNCB with $4.5 million in net cash, which reflected net income of $5.5 million, net of a reduction for non-cash negative adjustments of $1.0 million. Partially offsetting these net inflows were net cash outflows used in investing activities that totaled $53.0 million for the six months ended June 30, 2023. Specifically, FNCB's net lending activities used $77.1 million in net cash and $2.5 million was utilized in the purchase of available-for-sale debt securities. These investing cash outflows were slightly offset by $10.4 million in cash proceeds received from the sale of available-for-sale debt securities, and $17.3 million of cash provided from maturities, calls and principal payments of available-for-sale debt securities.

Management is actively monitoring FNCB's liquidity position and capital adequacy in light of the changing circumstances related to economic uncertainty, several recent bank failures, liquidity constraints, current inflation levels, rising interest rates and increased competition. Management believes FNCB's current liquidity position and available sources of liquidity were sufficient to meet its cash flow needs and fulfill its obligations at  June 30, 2023. In addition to cash and cash equivalents of $105.0 million at  June 30, 2023, FNCB had ample sources of additional liquidity including approximately $165.3 million in available borrowing capacity from the FHLB of Pittsburgh, and $108.1 million and $3.9 million in available borrowing capacity, respectively, under the Federal Reserve Discount Window BIC and BTFP programs. FNCB also has available unsecured federal funds lines of credit totaling $50.0 million at  June 30, 2023, as well as access to various wholesale deposit markets. While management believes FNCB has adequate liquidity to meet its cash flow needs, they are keenly aware that changes in general economic conditions, including inflation, further increases in interest rates and competition, among other factors, could pose potential stress on liquidity should deposits begin exiting the Bank or FNCB's asset quality deteriorates. Additionally, FNCB could experience an increase in the utilization of existing lines of credit as customers manage their own liquidity needs during this time of economic uncertainty. Management continually monitors FNCB's liquidity positions and sources of available liquidity in relation to funding and cash flow needs and evaluates potential sources of additional liquidity.

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

On March 15, 2022, President Biden signed into law the “Adjustable Interest Rate (LIBOR) Act,” as part of the Consolidated Appropriations Act, 2022, which provides for a statutory transition to a replacement rate selected by the Federal Reserve based on the SOFR for contracts referencing LIBOR that contain no fallback provisions or ineffective fallback provisions, unless a replacement rate is selected by a determining person as outlined in the statute. On December 16, 2022, the Federal Reserve adopted a final rule implementing the Adjustable Interest Rate (LIBOR) Act by identifying benchmark rates based on SOFR that will replace LIBOR in certain financial contracts after June 30, 2023. FNCB had various loans, investments, borrowings and interest rate swap contracts that were indexed to USD-LIBOR. As of June 30, 2023, the FNCB has transitioned substantially all of its financial instruments to an alternative benchmark rate.

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

FNCB utilizes the pricing and structure of loans and deposits, the size and duration of the investment securities portfolio, the size and duration of the wholesale funding portfolio, and various derivative financial instruments to manage interest rate risk. Derivative financial instruments may include, among others, cash flow hedges, interest rate swaps, caps and floors.  These interest rate contracts involve, to varying degrees, credit risk and interest rate risk. Credit risk is the possibility that a loss may occur if a counterparty to a transaction fails to perform according to the terms of the contract. The notional amount of the interest rate contracts is the amount upon which interest and other payments are based. The notional amount is not exchanged, and therefore, should not be taken as a measure of credit risk.

See note 7, "Derivative and Hedging Transactions," of the notes to consolidated financial statements included in Item 1 hereof for additional information about FNCB's derivative financial instruments.

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

While ALCO regularly performs a wide variety of simulations under various strategic balance sheet and treasury yield curve scenarios, the following results reflect FNCB’s sensitivity over the subsequent twelve months based on the following assumptions:

●	asset and liability levels using June 30, 2023 as a starting point;
●	cash flows are based on contractual maturity and amortization schedules with applicable prepayments derived from internal historical data and external sources; and
●	cash flows are reinvested into similar instruments so as to keep interest-earning asset and interest-bearing liability levels constant.

The following table illustrates the simulated impact of parallel and instantaneous interest rate shocks of +400 basis points, +200 basis points, and -200 basis points on net interest income and the change in economic value over a one-year time horizon from the June 30, 2023 levels:

	Rates +200		Rates +400		Rates -200
	Simulation Results	Policy Limit	Simulation Results	Policy Limit	Simulation Results	Policy Limit
Earnings at risk:
Percent change in net interest income	(3.2)%	(12.5)%	(4.9)%	(20.0)%	(2.9)%	(12.5)%

Economic value at risk:
Percent change in economic value of equity	(5.9)%	(20.0)%	(12.8)%	(35.0)%	0.3%	(20.0)%

Model results from the simulation at June 30, 2023 indicated that FNCB exhibited moderate interest sensitivity to changes in interest rates over the next twelve months. According to the model results at June 30, 2023, in comparison to the base case, net interest income is expected to decrease 3.2% under a +200-basis point interest rate shock. Additionally, under a parallel shift in interest rates of +200 basis points, FNCB's economic value of equity ("EVE") is expected to decrease 5.9%. FNCB's interest sensitivity improved as compared to model results as of December 31, 2022, as Management implemented balance strategies targeted to reduce exposure to rising interest rates, including extending terms on wholesale funding and executing several interest rate swap transactions. Model results at December 31, 2022  were estimated decreases in net interest income and EVE of 14.2% and 9.3%, respectively, under a +200-basis point interest rate shock. All modeled exposures to net interest income and EVE for the next twelve-month horizon are within internal ALCO policy guidelines.

Despite FOMC actions in 2022, inflation remained elevated in the first half of 2023. The FOMC responded with three additional 25-basis point rate increases, one on February 1, 2023, March 2, 2023 and May 3, 2023. Additionally, the FOMC announced another 25-basis point increase on July 26, 2023 and has indicated that additional rate increases in 2023 would likely be necessary to control inflation. Model results at June 30, 2023 indicate that FNCB's asset/liability position becomes asset sensitive in Years 2-5 of the model, which would imply that net interest income would benefit from rising interest rates. This analysis does not represent a forecast for FNCB and should not be relied upon as being indicative of expected operating results. These simulations are based on numerous assumptions, including but not limited to, the nature and timing of interest rate levels, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment/replacements of asset and liability cash flows, and other factors. While assumptions reflect current economic and local market conditions, FNCB cannot make any assurances as to the predictive nature of these assumptions, including changes in interest rates, customer preferences, competition and liquidity needs, or what actions ALCO might take in responding to these changes.

As previously mentioned, as part of its ongoing monitoring, ALCO requires quarterly back testing of modeling results, which involves after-the-fact comparisons of projections with FNCB’s actual performance to measure the validity of assumptions used in the modeling techniques. As part of its quarterly review, management compared tax-equivalent net interest income recorded for the three months ended June 30, 2023 with tax-equivalent net interest income that was projected for the same three-month period. There was a positive variance between actual and projected tax-equivalent net interest income for the three-month period ended June 30, 2023 of approximately $390 thousand, or 3.3%. The variance primarily reflected lower actual interest expense on wholesale borrowings, reflecting the balance sheet strategies employed to reduce interest sensitivity associated with this funding source. ALCO performs a detailed rate/volume analysis between actual and projected results in order to continue to improve the accuracy of its simulation models.

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

For the three and six months ended June 30, 2023, FNCB did not engage in any off-balance sheet transactions that would have or would be reasonably likely to have a material effect on its consolidated financial condition.

Item 3 — Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in FNCB’s exposure to market risk during the six months ended June 30, 2023.  For discussion of FNCB’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in FNCB’s Form 10-K for the year ended December 31, 2022.

Item 4 — Controls and Procedures

FNCB’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of FNCB’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on that evaluation, FNCB’s Chief Executive Officer and Chief Financial Officer concluded FNCB’s disclosure controls and procedures were effective as of June 30, 2023.

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

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

FNCB did not issue any unregistered equity securities during the six months ended June 30, 2023.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Pursuant to the share repurchase program announced by FNCB on January 25, 2023, which expires on December 31, 2023, FNCB may repurchase up to 750,000 shares of its issued and outstanding common stock. The share repurchase program is intended to comply with the provisions of the safe harbor under Rule 10b-18 of the Exchange Act. As of June 30, 2023, FNCB had not repurchased any shares under the program.

Item 3 - Defaults upon Senior Securities.

None.

Item 4 — Mine Safety Disclosures.

Not applicable.

Item 5 - Other Information.

None.

Item 6 — Exhibits.

The following exhibits are filed or furnished herewith or incorporated by reference.

EXHIBIT 3.1	Amended and Restated Articles of Incorporation of FNCB Bancorp, Inc. dated May 19, 2010 - filed as Exhibit 3.1 to FNCB's Current Report on Form 8-K on May 19, 2010, is hereby incorporated by reference.

EXHIBIT 3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation dated October 4, 2016 - filed as Exhibit 3.1 to FNCB's Current Report on Form 8-K on October 4, 2016, is hereby incorporated by reference.

EXHIBIT 3.3	Amended and Restated Bylaws filed as Exhibit 3.3 to FNCB's Form 10-K for the year ended December 31, 2022, as filed on March 10, 2023, is hereby incorporated by reference.

EXHIBIT 10.1	FNCB Bancorp, Inc. 2023 Equity Incentive Plan filed as Exhibit 99.1 to FNCB's form S-8 on June 23, 2023, is hereby incorporated by reference.

EXHIBIT 31.1*	Certification of Chief Executive Officer

EXHIBIT 31.2*	Certification of Chief Financial Officer

EXHIBIT 32.1**	Section 1350 Certification —Chief Executive Officer and Chief Financial Officer

EXHIBIT 101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

EXHIBIT 101.SCH	INLINE XBRL TAXONOMY EXTENSION SCHEMA

EXHIBIT 101.CAL	INLINE XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EXHIBIT 101.DEF	INLINE XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EXHIBIT 101.LAB	INLINE XBRL TAXONOMY EXTENSION LABEL LINKBASE

EXHIBIT 101.PRE	INLINE XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

EXHIBIT 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant:  FNCB BANCORP, INC.

Date: August 4, 2023	By:	/s/ Gerard A. Champi
Gerard A. Champi
President and Chief Executive Officer

Date: August 4, 2023	By:	/s/ James M. Bone, Jr.
James M. Bone, Jr., CPA
Executive Vice President and Chief Financial Officer
Principal Financial Officer

Date: August 4, 2023	By:	/s/ Stephanie A. Westington
Stephanie A. Westington, CPA
Senior Vice President and Chief Accounting Officer
Principal Accounting Officer