Form 10-Q
period 2023-09-30
FNCB Bancorp, Inc.
filed 2023-11-03
CIK 1035976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 19,783,031 shares as of November 3, 2023.

Part I - Financial Information

Item 1 - Financial Statements

FNCB BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30,	December 31,
	2023	2022
(in thousands, except share data)	(Unaudited)	(Audited)
Assets
Cash and cash equivalents:
Cash and due from banks	$42,081	$26,588
Interest-bearing deposits in other banks	34,990	15,328
Total cash and cash equivalents	77,071	41,916
Available-for-sale debt securities, at fair value	437,142	476,091
Equity securities, at fair value	6,104	7,717
Restricted stock, at cost	8,842	8,545
Loans held for sale	-	60
Loans and leases, net of allowance for credit losses of $12,149 and $14,193	1,193,603	1,110,124
Bank premises and equipment, net	14,790	15,616
Accrued interest receivable	6,599	5,957
Bank-owned life insurance	37,111	36,499
Other assets	45,511	43,005
Total assets	$1,826,773	$1,745,530

Liabilities
Deposits:
Demand (non-interest-bearing)	$297,740	$305,850
Interest-bearing	1,204,635	1,114,797
Total deposits	1,502,375	1,420,647
Borrowed funds:
Federal Home Loan Bank of Pittsburgh advances	176,423	172,050
Junior subordinated debentures	10,310	10,310
Total borrowed funds	186,733	182,360
Accrued interest payable	1,001	171
Other liabilities	18,862	23,403
Total liabilities	1,708,971	1,626,581

Shareholders' equity
Preferred shares ($1.25 par)
Authorized: 20,000,000 shares at September 30, 2023 and December 31, 2022
Issued and outstanding: 0 shares at September 30, 2023 and December 31, 2022	-	-
Common shares ($1.25 par)
Authorized: 50,000,000 shares at September 30, 2023 and December 31, 2022
Issued and outstanding: 19,780,317 shares at September 30, 2023 and 19,681,644 shares at December 31, 2022	24,725	24,602
Additional paid-in capital	78,050	77,502
Retained earnings	70,221	64,873
Accumulated other comprehensive loss	(55,194)	(48,028)
Total shareholders' equity	117,802	118,949
Total liabilities and shareholders’ equity	$1,826,773	$1,745,530

The accompanying notes to consolidated financial statements are an integral part of these statements.

FNCB BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share data)	2023	2022	2023	2022
Interest income
Interest and fees on loans and leases	$17,224	$12,270	$47,642	$33,472
Interest and dividends on securities:
Taxable	3,063	2,633	9,204	7,425
Tax-exempt	539	691	1,670	1,961
Dividends	248	163	744	353
Total interest and dividends on securities	3,850	3,487	11,618	9,739
Interest on interest-bearing deposits in other banks	243	19	672	34
Total interest income	21,317	15,776	59,932	43,245
Interest expense
Interest on deposits	6,446	1,001	16,968	1,671
Interest on borrowed funds:
Federal Reserve Discount Window advances	205	-	297	-
Federal Home Loan Bank of Pittsburgh advances	2,268	736	6,715	1,009
Junior subordinated debentures	191	99	531	220
Total interest on borrowed funds	2,664	835	7,543	1,229
Total interest expense	9,110	1,836	24,511	2,900
Net interest income before (credit to) provision for credit losses - loans and leases	12,207	13,940	35,421	40,345
(Credit to) provision for credit losses - loans and leases	(270)	513	1,504	1,334
Net interest income after (credit to) provision for credit losses - loans and leases	12,477	13,427	33,917	39,011
Non-interest income
Deposit service charges	1,132	1,133	3,319	3,248
Net gain (loss) on the sale of available-for-sale debt securities	-	-	252	(35)
Net (loss) gain on equity securities	(233)	86	(1,773)	(121)
Net gain on the sale of mortgage loans held for sale	1	91	2	123
Loan-related fees	64	54	235	161
Income from cash surrender value of bank-owned life insurance	210	200	612	542
Merchant services revenue	146	173	464	544
Wealth management services revenue	237	109	720	345
Other	137	295	482	781
Total non-interest income	1,694	2,141	4,313	5,588
Non-interest expense
Salaries and employee benefits	4,935	4,581	14,859	13,758
Occupancy expense	516	517	1,587	1,512
Equipment expense	229	314	733	954
Advertising expense	198	202	595	561
Data processing expense	1,034	974	2,984	3,046
Regulatory assessments	283	230	808	651
Insurance expense	175	167	518	477
Bank shares tax	264	375	676	1,091
Professional fees	265	297	781	837
Director Fees	248	229	416	388
(Credit) provision for unfunded commitments	(235)	338	(729)	461
Merger and acquisition expenses	537	-	537	-
Other operating expenses	851	808	2,558	2,072
Total non-interest expense	9,300	9,032	26,323	25,808
Income before income tax expense	4,871	6,536	11,907	18,791
Income tax expense	709	1,101	2,277	3,265
Net income	$4,162	$5,435	$9,630	$15,526

Earnings per share
Basic	$0.21	$0.28	$0.49	$0.79
Diluted	$0.21	$0.28	$0.49	$0.79

Cash dividends declared per common share	$0.090	$0.090	$0.270	$0.240
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	19,776,342	19,687,766	19,724,956	19,765,814
Diluted	19,776,360	19,697,047	19,727,790	19,786,855

The accompanying notes to consolidated financial statements are an integral part of these statements.

FNCB BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Net income	$4,162	$5,435	$9,630	$15,526
Other comprehensive loss:
Unrealized losses on available-for-sale debt securities	(12,457)	(22,652)	(9,526)	(74,938)
Taxes	2,616	4,757	2,000	15,737
Net of tax amount	(9,841)	(17,895)	(7,526)	(59,201)

Reclassification adjustment (gains) losses included in net income	-	-	(252)	35
Taxes	-	-	53	(7)
Net of tax amount	-	-	(199)	28

Derivative adjustments	1,118	214	708	880
Taxes	(235)	(45)	(149)	(185)
Net of tax amount	883	169	559	695
Total other comprehensive loss	(8,958)	(17,726)	(7,166)	(58,478)
Comprehensive (loss) income	$(4,796)	$(12,291)	$2,464	$(42,952)

The accompanying notes to consolidated financial statements are an integral part of these statements.

FNCB BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Three and Nine Months Ended September 30, 2023 and 2022
(unaudited)

(in thousands, except per share data)	Number of Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders' Equity
For the three months ended:
Balances, June 30, 2022	19,675,557	$24,594	$77,233	$58,085	$(34,400)	$125,512
Net income for the period	-	-	-	5,435	-	5,435
Cash dividends paid, $0.090 per share	-	-	-	(1,772)	-	(1,772)
Restricted stock awards	-	-	112	-	-	112
Repurchase of common shares	(13,454)	(17)	(89)	-	-	(106)
Common shares issued under long-term incentive compensation plan	16,821	21	114	-	-	135
Common shares issued through dividend reinvestment/optional cash purchase plan	1,550	2	11	(11)	-	2
Other comprehensive loss, net of tax of $4,712	-	-	-	-	(17,726)	(17,726)
Balances, September 30, 2022	19,680,474	$24,600	$77,381	$61,737	$(52,126)	$111,592

Balances, June 30, 2023	19,750,092	$24,687	$77,757	$67,851	$(46,236)	$124,059
Net income for the period	-	-	-	4,162	-	4,162
Cash dividends paid, $0.090 per share	-	-	-	(1,781)	-	(1,781)
Restricted stock awards	-	-	142	-	-	142
Common shares issued in consideration of an asset purchase	2,046	3	14	-	-	17
Common shares issued under long-term incentive compensation plan	26,740	33	130	-	-	163
Common shares issued through dividend reinvestment/optional cash purchase plan	1,439	2	7	(11)	-	(2)
Other comprehensive loss, net of tax of $2,381	-	-	-	-	(8,958)	(8,958)
Balances, September 30, 2023	19,780,317	$24,725	$78,050	$70,221	$(55,194)	$117,802

For the nine months ended:
Balances, December 31, 2021	19,989,875	$24,987	$80,128	$50,990	$6,352	$162,457
Net income for the period	-	-	-	15,526	-	15,526
Cash dividends paid, $0.240 per share	-	-	-	(4,748)	-	(4,748)
Restricted stock awards	-	-	334	-	-	334
Repurchase of common shares	(384,830)	(481)	(3,155)	-	-	(3,636)
Common shares issued under long-term incentive compensation plan	71,510	89	46	-	-	135
Common shares issued through dividend reinvestment/optional cash purchase plan	3,919	5	28	(31)	-	2
Other comprehensive loss, net of tax of $15,545	-	-	-	-	(58,478)	(58,478)
Balances, September 30, 2022	19,680,474	$24,600	$77,381	$61,737	$(52,126)	$111,592

Balances, December 31, 2022	19,681,644	$24,602	$77,502	$64,873	$(48,028)	$118,949
Cumulative effect adjustment due to adoption of ASU 2016-13				1,080		1,080
Net income for the period	-	-	-	9,630	-	9,630
Cash dividends paid, $0.270 per share	-	-	-	(5,329)	-	(5,329)
Restricted stock awards	-	-	416	-	-	416
Common shares issued in consideration of an asset purchase	4,694	6	32	-	-	38
Common shares issued under long-term incentive compensation plan	85,165	106	57	-	-	163
Common shares issued through dividend reinvestment/optional cash purchase plan	8,814	11	43	(33)	-	21
Other comprehensive income, net of tax of $1,904	-	-	-	-	(7,166)	(7,166)
Balances, September 30, 2023	19,780,317	$24,725	$78,050	$70,221	$(55,194)	$117,802

The accompanying notes to consolidated financial statements are an integral part of these statements.

FNCB BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
(in thousands)	2023	2022
Cash flows from operating activities:
Net income	$9,630	$15,526
Adjustments to reconcile net income to net cash provided by operating activities:
Investment securities amortization, net	1,474	2,260
Equity in trust	(16)	(7)
Depreciation of bank premises and equipment	988	1,163
Amortization of loan origination costs (fees)	640	(637)
Valuation adjustment for loan servicing rights	-	(3)
Stock-based compensation expense	579	469
Provision for credit losses - loans and leases	1,504	1,334
(Credit) provision for unfunded commitments	(729)	461
Net (gain) loss on the sale of available-for-sale debt securities	(252)	35
Net loss on equity securities	1,773	121
Net gain on the sale of mortgage loans held for sale	(2)	(123)
Net gain on the sale of other real estate owned	-	(3)
Income from cash surrender value of bank-owned life insurance	(612)	(542)
Proceeds from the sale of mortgage loans held for sale	252	6,888
Funds used to originate mortgage loans held for sale	(190)	(7,013)
Loss on disposition of assets	25	-
Increase in accrued interest receivable	(642)	(986)
Decrease (increase) in other assets	508	(520)
Increase in accrued interest payable	830	52
Decrease in other liabilities	(5,778)	(3,652)
Total adjustments	352	(703)
Net cash provided by operating activities	9,982	14,823

Cash flows from investing activities:
Maturities, calls and principal payments of available-for-sale debt securities	32,521	31,942
Proceeds from the sale of available-for-sale debt securities	10,394	2,372
Purchases of available-for-sale debt securities	(14,966)	(61,397)
Purchases of equity securities	(160)	(695)
Purchase of restricted stock	(297)	(2,927)
Net increase in loans and leases to customers	(82,925)	(131,015)
Proceeds from the sale of other real estate owned	-	695
Purchase of bank-owned life insurance	-	(3,000)
Purchases of bank premises and equipment	(187)	(607)
Net cash used in investing activities	(55,620)	(164,632)

Cash flows from financing activities:
Net increase in deposits	81,728	47,598
Net (decrease) increase in Federal Home Loan Bank of Pittsburgh advances - overnight	(104,400)	65,700
Proceeds from Federal Home Loan Bank of Pittsburgh advances - term	303,873	10,000
Repayment of Federal Home loan Bank of Pittsburgh advances - term	(195,100)	(30,000)
Proceeds from Federal Reserve Discount Window advances	25,000	-
Repayment of Federal Reserve Discount Window advances	(25,000)	-
Repurchase of common shares	-	(3,636)
Proceeds from issuance of common shares, net of discount	21	2
Cash dividends paid	(5,329)	(4,748)
Net cash provided by financing activities	80,793	84,916
Net increase (decrease) in cash and cash equivalents	35,155	(64,893)
Cash and cash equivalents at beginning of period	41,916	99,020
Cash and cash equivalents at end of period	$77,071	$34,127

Supplemental cash flow information
Cash paid during the period for:
Interest	$23,681	$2,848
Taxes	2,500	3,350
Other transactions:
Lease liabilities from obtaining right-of use assets	19	-
Common shares issued in consideration of an asset purchase	38	-

The accompanying notes to consolidated financial statements are an integral part of these statements.

FNCB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1.   Basis of Presentation

The consolidated financial statements of FNCB Bancorp, Inc. are comprised of the accounts of FNCB Bancorp, Inc., a registered bank holding company under the Bank Holding Company Act of 1956, and its wholly owned subsidiary, FNCB Bank (the “Bank”), (and collectively, “FNCB”). The accounting and reporting policies of FNCB conform to accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and accompanying notes required by GAAP for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included in the consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation. Prior period amounts have been reclassified when necessary to conform to the current period’s presentation. Such reclassifications did not have an impact on the operating results or financial position of FNCB. The operating results and financial position of FNCB for the three and nine months ended September 30, 2023  may not be indicative of future results of operations and financial position.

In addition, the preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to change in the near term are the allowance for credit losses (“ACL”), securities’ valuation and evaluation for credit impairment and income taxes.

Since 2021, the Bank has provided commercial equipment financing under the brand 1st Equipment Finance. On June 5, 2023, the Bank filed a Bank Subsidiary Notice with the Pennsylvania Department of Banking and Supervision (“PADOBS”) to inform the PADOBS that the Bank plans to establish 1st Equipment Finance, Inc. as a wholly-owned subsidiary for the purpose of providing commercial equipment loans and leases to customers. On July 5, 2023, the Bank received written notification from the PADOBS that it does not object to the establishment of the subsidiary pursuant to Section 203(d) of the Pennsylvania Banking Code of 1965, and the establishment of the subsidiary must be completed by January 2, 2024. On October 1, 2023, 1st Equipment Finance, Inc. was established as a wholly-owned subsidiary of the Bank. Upon establishment of the subsidiary, the Bank contributed capital to the new subsidiary which included the outstanding balance of loans and leases previously originated under this brand, accrued interest and furniture and equipment totaling $160.5 million.

Agreement and Plan of Merger:

On September 27, 2023, FNCB entered into an Agreement and Plan of Merger (the "Merger Agreement") with Peoples Financial Services Corp. (“PFIS”) pursuant to which FNCB will merge with and into PFIS, with PFIS as the surviving entity. Immediately after such merger, the Bank will merge with and into Peoples Security Bank and Trust Company ("Peoples Bank"), with Peoples Bank as the surviving bank and a wholly-owned subsidiary of PFIS. Under the terms of the Merger Agreement, which has been unanimously approved by the boards of directors of both companies, shareholders of FNCB will be entitled to receive a fixed exchange ratio of 0.1460 shares of PFIS common stock for each share of the FNCB’s common stock. On October 27, 2023, FNCB filed a Federal Deposit Insurance Corporation ("FDIC") Interagency Bank Merger Application with the FDIC New York and a Pennsylvania Bank Merger Application with the Pennsylvania Department of Banking and Securities. Completion of the merger requires, among other things, the approval from these regulatory authorities, as well as FNCB’s shareholders.

The Merger Agreement provides certain termination rights for both PFIS and FNCB and further provides that a termination fee of $4.8 million will be payable by either PFIS or FNCB, as applicable, upon termination of the Merger Agreement under certain circumstances. The foregoing summary is not complete and is qualified in all respects by reference to the actual language of the Definitive Merger Agreement filed by FNCB as Exhibit 2.1 to the Current Report on Form 8-K on September 27, 2023. Pending regulatory and shareholder approvals, FNCB expects the merger to be consummated by April 1, 2024, however, there can be no assurance that the transaction will be consummated by such date, or at all.

Subsequent Events:

In addition to the establishment of 1st Equipment Finance, Inc. as a subsidiary of the Bank mentioned above, FNCB has evaluated events and transactions occurring subsequent to September 30, 2023, the balance sheet date, for items that could potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the issuance date of these consolidated financial statements. See Note 12, “Regulatory Matters” for information about events and transactions that have occurred subsequent to the balance sheet date.

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

Note 2.   Summary of Significant Accounting Policies/New Authoritative Accounting Guidance

The disclosures below update and supplement the accounting policies previously disclosed in Note 2, "Summary of Significant Accounting Policies" included in the 2022 Annual Report and reflect the adoption of Accounting Standards Update ("ASU") 2016-13, Financial Instruments – Credit Losses (Topic 326): “Measurement of Credit Losses on Financial Instruments,” by FNCB on January 1, 2023. ASU 2016-13 is also commonly referred to as Accounting Standards Codification ("ASC") 326 or Current Expected Credit Losses ("CECL").

ACL on Debt Securities: The ACL is a valuation account that is deducted from the amortized cost basis to present the net amount expected to be collected on the held-to-maturity portfolio. At September 30, 2023, FNCB had no securities classified as held-to-maturity.

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

The allowance on available-for-sale debt securities may be in full or a portion hereof and is recorded as an expense (credit) within the provision for credit losses on the consolidated statements of income. Losses are charged against the allowance when management believes the uncollectibility of an available-for-sale debt security is confirmed based on the above-described analysis. As of September 30, 2023 and January 1, 2023 (i.e. ASU 2016-13 adoption), there was no allowance established for FNCB's available-for-sale debt securities.

Loans and Leases:  FNCB reports loans and leases held in the portfolio at amortized cost.  Amortized cost is the principal balance outstanding net of the unamortized balance of any deferred fees or costs and the unamortized balance of any premiums or discounts on loans purchased through third-party originators.

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

ACL on Loans and Leases: The ACL on the loan portfolio is a significant accounting estimate used in the preparation of the FNCB's consolidated financial statements. Upon adoption of ASU 2016-13, FNCB replaced the incurred loss impairment model that recognizes losses when it becomes probable that a credit loss will be incurred, with a requirement to recognize lifetime expected credit losses immediately when a financial asset is originated or purchased. The ACL is a valuation account that is deducted from the amortized cost basis of loans to present the net amount expected to be collected on the loans. Loans, or portions thereof, are charged off against the allowance when they are deemed uncollectible. Expected recoveries do not exceed the aggregate of amounts previously charged off and expected to be charged off.  The allowance is comprised of reserves measured on a collective or pool basis based on a lifetime loss-rate model when similar risk characteristics exist. Loans that do not share risk characteristics are evaluated on an individual basis.  Arriving at an appropriate level of ACL involves a high degree of judgment. While management uses available information to recognize losses on loans, changing economic conditions and the economic prospects of the borrowers may necessitate future additions or reductions to the allowance.

FNCB estimates expected credit losses using the DCF method for all loan portfolio segments measured on a collective or pool basis. For each loan segment, a cash flow projection is generated at the instrument level. A default rate and loss given default assumption are applied to the pool’s projective model of cash flows taking into consideration the effects of prepayments and principal curtailment effects. The analysis produces expected cash flows for each instrument in the pool by pairing loan-level term information (maturity date, payment amount, interest rate, etc.) with top-down pool assumptions (default rates and prepayment speeds).

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

With the adoption of ASU 2016-13, loans that do not share risk characteristics with existing pools are evaluated on an individual basis.  FNCB considers a loan to be collateral dependent when management has determined that foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and repayment of the financial asset to expected to be provided substantially through the operation or sale of the collateral.  When repayment is expected to be from the operation of the collateral, the specific credit loss reserve is calculated as the amount by which the amortized cost basis of the financial asset exceeds the net present value from the operation of the collateral. When repayment is expected to be from the sale of the collateral, the specific credit loss reserve is calculated as the amount by which the amortized cost basis of the financial asset exceeds the fair value of the underlying collateral less estimated cost to sell.  The allowance may be zero if the fair value of the collateral at the measurement date exceeds the amortized cost basis of the financial asset.

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

On January 1, 2023, FNCB adopted ASU 2022-02, Financial Instruments—Credit Losses (Topic 326): "Troubled Debt Restructurings and Vintage Disclosures."  ASU 2022-02 eliminates the troubled debt restructuring ("TDR") recognition and measurement guidance and, instead, requires that an entity evaluate (consistent with the accounting for other loan modifications) whether the modification represents a new loan or a continuation of an existing loan. The amendments also enhance existing disclosure requirements and introduce new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. For public business entities, these amendments require that an entity disclose current-period gross charge-offs by year of origination for financing receivables and net investment in leases within the scope of Subtopic 326-20. Gross charge-off information must be included in the vintage disclosures required for public business entities in accordance with paragraph 326-20-50-6, which requires that an entity disclose the amortized cost basis of financing receivables by credit quality indicator and class of financing receivable by year of origination.

Refer to Note 2 to FNCB’s consolidated financial statements included in the 2022 Annual Report for a discussion of additional accounting guidance applicable to FNCB that will be adopted in future periods.

Note 3. Securities

Available-for-Sale Debt Securities

The following tables present the amortized cost, gross unrealized gains and losses, and the fair value of FNCB’s available-for-sale debt securities at September 30, 2023 and December 31, 2022:

	September 30, 2023
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(in thousands)	Cost	Gains	Losses	Value
Available-for-sale debt securities:
U.S. treasuries	$36,839	$-	$4,896	$31,943
Obligations of state and political subdivisions	224,001	-	33,662	190,339
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	89,010	-	15,719	73,291
Collateralized mortgage obligations - commercial	3,622	-	317	3,305
Mortgage-backed securities	19,616	-	3,485	16,131
Private collateralized mortgage obligations	78,894	57	9,018	69,933
Corporate debt securities	35,070	-	4,392	30,678
Asset-backed securities	20,945	89	170	20,864
Negotiable certificates of deposit	744	-	86	658
Total available-for-sale debt securities	$508,741	$146	$71,745	$437,142

	December 31, 2022
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(in thousands)	Cost	Gains	Losses	Value
Available-for-sale debt securities:
U.S. treasuries	$36,801	$-	$4,667	$32,134
Obligations of state and political subdivisions	250,244	90	29,552	220,782
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	93,577	-	13,170	80,407
Collateralized mortgage obligations - commercial	3,649	-	320	3,329
Mortgage-backed securities	23,332	1	2,670	20,663
Private collateralized mortgage obligations	80,648	-	8,141	72,507
Corporate debt securities	33,630	-	2,958	30,672
Asset-backed securities	15,287	5	351	14,941
Negotiable certificates of deposit	744	-	88	656
Total available-for-sale debt securities	$537,912	$96	$61,917	$476,091

Except for securities of U.S. government and government-sponsored agencies, there were no securities of any individual issuer that exceeded 10.0% of shareholders’ equity at September 30, 2023 and December 31, 2022.

The following table presents the maturity information of FNCB’s available-for-sale debt securities at September 30, 2023.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Because collateralized mortgage obligations ("CMOs"), mortgage-backed securities and asset-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary.

	September 30, 2023
	Amortized	Fair
(in thousands)	Cost	Value
Amounts maturing in:
One year or less	$13,428	$13,257
After one year through five years	82,337	75,279
After five years through ten years	92,153	76,522
After ten years	108,736	88,560
Mortgage-backed securities	19,616	16,131
Collateralized mortgage obligations	171,526	146,529
Asset-backed securities	20,945	20,864
Total available-for-sale debt securities	$508,741	$437,142

The following table presents the gross proceeds received, and gross realized gains and losses, on sales of available-for-sale debt securities for the three and nine months ended September 30, 2023 and 2022. Gains and losses realized on sales of available-for-sale debt securities are included in non-interest income in the consolidated statements of income.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Available-for-sale debt securities:
Gross proceeds received on sales	$-	$-	$10,394	$2,372
Gross realized gains	-	-	252	-
Gross realized losses	-	-	-	(35)

The following tables present the number, fair value and gross unrealized losses of available-for-sale debt securities in an unrealized loss position at September 30, 2023 and December 31, 2022, aggregated by investment category and length of time the securities have been in an unrealized loss position.

	September 30, 2023
	Less than 12 Months			12 Months or Greater			Total
	Number		Gross	Number		Gross	Number		Gross
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
(dollars in thousands)	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
U.S. treasuries	-	$-	$-	17	$31,943	$4,896	17	$31,943	$4,896
Obligations of state and political subdivisions	3	3,425	175	198	186,134	33,487	201	189,559	33,662
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	-	-	-	42	73,291	15,719	42	73,291	15,719
Collateralized mortgage obligations - commercial	-	-	-	3	3,305	317	3	3,305	317
Mortgage-backed securities	3	3,705	310	12	12,426	3,175	15	16,131	3,485
Private collateralized mortgage obligations	7	8,970	336	50	56,857	8,682	57	65,827	9,018
Corporate debt securities	1	1,448	52	29	29,230	4,340	30	30,678	4,392
Asset-backed securities	2	3,933	22	10	10,107	148	12	14,040	170
Negotiable certificates of deposit	-	-	-	3	658	86	3	658	86
Total available-for-sale debt securities	16	$21,481	$895	364	$403,951	$70,850	380	$425,432	$71,745

	December 31, 2022
	Less than 12 Months			12 Months or Greater			Total
	Number		Gross	Number		Gross	Number		Gross
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
(dollars in thousands)	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
U.S. treasuries	-	$-	$-	17	$32,134	$4,667	17	$32,134	$4,667
Obligations of state and political subdivisions	128	146,932	12,751	94	69,872	16,801	222	216,804	29,552
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	16	26,826	3,407	26	53,581	9,763	42	80,407	13,170
Collateralized mortgage obligations - commercial	2	1,911	94	1	1,418	226	3	3,329	320
Mortgage-backed securities	7	8,569	219	7	11,998	2,451	14	20,567	2,670
Private collateralized mortgage obligations	29	27,705	1,213	28	42,819	6,928	57	70,524	8,141
Corporate debt securities	18	21,325	1,805	11	9,347	1,153	29	30,672	2,958
Asset-backed securities	5	7,295	179	5	3,988	172	10	11,283	351
Negotiable certificates of deposit	-	-	-	3	656	88	3	656	88
Total available-for-sale debt securities	205	$240,563	$19,668	192	$225,813	$42,249	397	$466,376	$61,917

Evaluation for Credit Impairment

Quarterly, or more frequently if market conditions warrant, management evaluates securities for impairment where there has been a decline in fair value of a security below its amortized cost basis to determine whether the decline in fair value has resulted from a credit loss, or if it is entirely the result of noncredit related factors.  At September 30, 2023, there were 380 securities in an unrealized loss position. FNCB expects to recover the amortized cost basis of all available-for-sale debt securities in an unrealized loss position at September 30, 2023. Furthermore, FNCB does not intend to sell, nor is it more likely than not that it would be required to sell, any security in an unrealized loss position prior to recovery of its amortized cost. As part of its evaluation, management considered, among other things, the length of time a security’s fair value is less than its amortized cost, the severity of decline, any adverse conditions related to the security, an industry or geographic area, any adverse changes to the rating of any security by a rating agency, whether or not any issuer has failed to make contractual principal and interest payments, or if there are any indications that an issuer would not be able to make future contractual principal and interest payments.

Management performed a review of all securities in an unrealized loss position as of September 30, 2023 and noted that there was no material change in the credit quality of any of the issuers or any other event or circumstance that may cause a significant adverse effect on the fair value of these securities. Moreover, to date, FNCB has received all scheduled principal and interest payments and expects to fully collect all future contractual principal and interest payments on all securities in an unrealized loss position at September 30, 2023. Based on the results of its review and considering the attributes of these debt securities, management concluded that changes in the fair values of the securities were consistent with movements in market interest rates and spreads relative to when the securities were purchased and not due to the credit quality of the securities or issuers. Accordingly, management determined that FNCB was not required to establish an ACL for any security in an unrealized loss position at September 30, 2023.

Equity Securities

Included in equity securities with readily determinable fair values at September 30, 2023 and December 31, 2022 were investments in the common or preferred stock of publicly traded bank holding companies and an investment in a mutual fund comprised of 1-4 family residential mortgage-backed securities collateralized by properties within FNCB’s market area. Equity securities with readily determinable fair values are reported at fair value with net unrealized gains and losses recognized in the consolidated statements of income.

The following table presents unrealized and realized gains and losses recognized in net income on equity securities for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Net (losses) gains recognized on equity securities	$(233)	$86	$(1,773)	$(121)
Less: net (losses) gains realized on equity securities sold	-	-	-	-
Unrealized (losses) gains on equity securities	$(233)	$86	$(1,773)	$(121)

Equity Securities without Readily Determinable Fair Values

At September 30, 2023 and  December 31, 2022, equity securities without readily determinable fair values consisted of a $500 thousand investment in a fixed-rate, non-cumulative perpetual preferred stock of a privately-held bank holding company, which is included in other assets in the consolidated statement of financial condition. The preferred stock pays quarterly dividends at an annual rate of 8.25%. The preferred stock of this bank holding company is not traded on any established market and is accounted for as an equity security without a determinable fair value. Under GAAP, an equity security without a readily determinable fair value shall be written down to its fair value if a qualitative assessment indicates that the investment is impaired, and the fair value of the investment is less than its carrying value.  As part of its qualitative assessment, management engaged an independent third party to provide valuations of this investment as of September 30, 2023 and December 31, 2022, which indicated that the investment was not impaired.  Accordingly, management determined that no adjustment for impairment was required at September 30, 2023 and  December 31, 2022.

Restricted Stock

The following table presents FNCB's investment in restricted stock at September 30, 2023 and  December 31, 2022.  Restricted stock has limited marketability and is carried at cost. Management noted no indicators of impairment for the Federal Home Loan Bank ("FHLB") of Pittsburgh and Atlantic Community Bankers Bank stock at either  September 30, 2023 or  December 31, 2022.

	September 30,	December 31,
(in thousands)	2023	2022
Stock in Federal Home Loan Bank of Pittsburgh	$8,832	$8,535
Stock in Atlantic Community Bankers Bank	10	10
Total restricted securities, at cost	$8,842	$8,545

Note 4. Loans and Leases

The following table summarizes loans and leases by portfolio segment at September 30, 2023 and  December 31, 2022. In accordance with the adoption of ASU 2016-13, as of September 30, 2023, the table presents the amortized cost basis of each portfolio segment, which includes net deferred costs of $2.4 million, unearned income of $952 thousand and unamortized premiums on purchased loans of $199 thousand. FNCB does not include accrued interest receivable in amortized cost basis for loans disclosed throughout this footnote. As of September 30, 2023 and  December 31, 2022, accrued interest receivable for loans was $3.2 million and $2.1 million, respectively, and is included in "accrued interest receivable" in the consolidated statements of financial condition.

	September 30,	December 31,
(in thousands)	2023	2022
Residential real estate	$244,762	$250,221
Commercial real estate	379,663	376,976
Construction, land acquisition and development	73,265	66,555
Commercial and industrial	348,749	272,024
Consumer	88,084	92,612
State and political subdivisions	71,229	64,955
Total loans and leases	1,205,752	1,123,343
Unearned income	-	(810)
Net deferred origination fees	-	1,784
Allowance for credit losses	(12,149)	(14,193)
Net loans and leases	$1,193,603	$1,110,124

FNCB's commercial credit product offerings include simple interest loans, direct finance leases and municipal leases originated under the brand 1st Equipment Finance. Simple interest loans and direct finance leases originated under this initiative are included in commercial and industrial loans, tax-free municipal leases originated under this initiative are included in state and political subdivision loans. At September 30, 2023, the amortized cost of simple interest loans and direct finance leases originated under this initiative included in commercial and industrial loans were $155.3 million, and tax-free municipal leases included in state and political subdivision loans were $4.6 million. At December 31, 2022, the gross outstanding balances of simple interest loans and direct finance leases included in commercial and industrial loans and tax-free municipal leases included in state and political subdivision loans were  $79.3 million and $4.4 million, respectively.

FNCB has granted loans, letters of credit and lines of credit to certain of its executive officers and directors as well as to certain of their related parties. For more information about related party transactions, refer to Note 9, “Related Party Transactions” to these consolidated financial statements.

FNCB originates 1- 4 family mortgage loans for sale in the secondary market. In 2023, FNCB entered into a correspondent relationship with a third party mortgage company and began selling 1- 4 family residential mortgage loans with servicing released through this company. The principal balance of 1- 4 family mortgages sold on the secondary market were $0.2 million and $0.3 million, respectively, for the three and nine months ended September 30, 2023. Prior to 2023, FNCB sold 1- 4 family mortgage loans directly on the secondary market and retained servicing. The principal balance of 1- 4 family mortgages sold for the three and nine months ended September 30, 2022 were  $4.1 million and $6.8 million, respectively. Net gains on the sale of residential mortgage loans were $1 thousand and $2 thousand, respectively, for the three and nine months ended September 30, 2023, and $91 thousand and $123 thousand, respectively, for the comparable periods of 2022.  There were no 1- 4 family residential mortgage loans held for sale at September 30, 2023. At December 31, 2022, there were $60 thousand in 1- 4 family residential mortgage loans held for sale.

The unpaid principal balance of loans serviced for others, which includes residential mortgages sold on the secondary market and SBA-guaranteed loans, was $73.0 million at September 30, 2023 and $78.7 million at December 31, 2022.

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

Collateral Dependent Loans

Loans that do not share risk characteristics are evaluated on an individual basis. Such loans include loans where management has determined that foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and repayment of the financial asset is expected to be provided substantially through the operation or sale of collateral. The ACL for collateral dependent loans is measured based on the difference between the fair value of the collateral and the amortized cost basis of the asset as of the measurement date.

The following table presents the credit risk profile of loans and leases summarized by portfolio segment and year of origination at September 30, 2023:

	Credit Risk Profiles
	Term Loans By Origination Fiscal Year
								Total
(in thousands)	2023	2022	2021	2020	2019	Prior	Revolving	Loans
September 30, 2023
Credit Risk Profiles - Commercial Loans and Leases
Commercial real estate
Risk rating
Pass	$17,937	$91,321	$72,296	$36,623	$66,822	$77,014	$7,129	$369,142
Special mention	-	-	2,271	-	-	4,775	295	7,341
Substandard	-	-	497	-	-	2,683	-	3,180
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total commercial real state	17,937	91,321	75,064	36,623	66,822	84,472	7,424	379,663
Construction, land acquisition and development
Risk rating
Pass	6,236	32,987	28,646	2,842	330	929	1,110	73,080
Special mention	-	-	185	-	-	-	-	185
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total construction, land acquisition and development	6,236	32,987	28,831	2,842	330	929	1,110	73,265
Commercial and industrial
Risk rating
Pass	111,839	91,200	28,527	10,460	11,384	10,638	68,350	332,398
Special mention	-	281	362	669	34	136	7,120	8,602
Substandard	-	3,000	-	1,196	-	214	3,339	7,749
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total commercial and industrial	111,839	94,481	28,889	12,325	11,418	10,988	78,809	348,749
State and political subdivisions
Risk rating
Pass	12,257	12,080	21,768	2,428	15,981	4,377	2,338	71,229
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total state and political subdivisions	12,257	12,080	21,768	2,428	15,981	4,377	2,338	71,229
Credit Risk Profiles - Other Loans
Residential real estate
Performing	8,080	40,896	78,428	38,040	12,212	44,207	21,566	243,429
Non-performing	-	130	144	-	236	711	112	1,333
Total residential real estate	8,080	41,026	78,572	38,040	12,448	44,918	21,678	244,762
Consumer
Performing	22,540	32,803	20,904	3,503	2,085	5,790	36	87,661
Non-performing	-	129	135	16	67	76	-	423
Total consumer	22,540	32,932	21,039	3,519	2,152	5,866	36	88,084
Total loans and leases	$178,889	$304,827	$254,163	$95,777	$109,151	$151,550	$111,395	$1,205,752

Gross charge-offs	$316	$951	$656	$15	$20	$61	$128	$2,147

The following table presents the recorded investment in loans and leases receivable by major category and credit quality indicators at December 31, 2022, prior to the adoption of ASU 2016-13:

	Credit Quality Indicators
	December 31, 2022
	Commercial Loans and Leases						Other Loans
		Special				Subtotal	Accruing	Non-accrual	Subtotal	Total
(in thousands)	Pass	Mention	Substandard	Doubtful	Loss	Commercial	Loans	Loans	Other	Loans
Residential real estate	$43,188	$434	$99	$-	$-	$43,721	$205,887	$613	$206,500	$250,221
Commercial real estate	367,866	7,082	2,028	-	-	376,976	-	-	-	376,976
Construction, land acquisition and development	62,965	797	-	-	-	63,762	2,793	-	2,793	66,555
Commercial and industrial	260,358	829	8,875	-	-	270,062	1,962	-	1,962	272,024
Consumer	-	-	-	-	-	-	92,251	361	92,612	92,612
State and political subdivisions	64,955	-	-	-	-	64,955	-	-	-	64,955
Total	$799,332	$9,142	$11,002	$-	$-	$819,476	$302,893	$974	$303,867	$1,123,343

The following table summarizes activity in the ACL by major category for the three and nine months ended September 30, 2023 and 2022.

			Construction,
			Land			State and
	Residential	Commercial	Acquisition and	Commercial		Political
(in thousands)	Real Estate	Real Estate	Development	and Industrial	Consumer	Subdivisions	Unallocated	Total
Three months ended September 30, 2023
Allowance for credit losses:
Beginning balance, July 1, 2023	$1,121	$2,610	$1,845	$5,249	$1,642	$406	$-	$12,873
Charge-offs	-	-	-	(344)	(474)	-	-	(818)
Recoveries	-	67	-	7	290	-	-	364
Provisions (credits)	96	26	(504)	252	(127)	(13)	-	(270)
Ending balance, September 30, 2023	$1,217	$2,703	$1,341	$5,164	$1,331	$393	$-	$12,149

Three months ended September 30, 2022
Allowance for credit losses:
Beginning balance, July 1, 2022	$2,208	$1,082	$746	$3,304	$1,307	$605	$1,129	$13,381
Charge-offs	-	-	-	(17)	(394)	-	-	(411)
Recoveries	3	18	11	12	292	-	-	336
Provisions (credits)	8	90	(88)	454	90	(41)	-	513
Ending balance, September 30, 2022	$2,219	$4,190	$669	$3,753	$1,295	$564	$1,129	$13,819

Nine months ended September 30, 2023
Allowance for credit losses:
Beginning balance, January 1, 2023	$2,215	$4,193	$747	$4,099	$1,307	$503	$1,129	$14,193
Impact of ASU-2016-13	(1,028)	(1,614)	1,067	(212)	370	(90)	(1,129)	(2,636)
Charge-offs	(5)	-	-	(436)	(1,706)	-	-	(2,147)
Recoveries	-	172	-	30	1,033	-	-	1,235
Provisions (credits)	35	(48)	(473)	1,683	327	(20)	-	1,504
Balance at end of period	$1,217	$2,703	$1,341	$5,164	$1,331	$393	$-	$12,149

Nine months ended September 30, 2022
Allowance for credit losses:
Beginning balance, January 1, 2022	$2,081	$4,530	$392	$2,670	$1,159	$455	$1,129	$12,416
Charge-offs	(3)	-	-	(49)	(757)	-	-	(809)
Recoveries	3	242	11	23	599	-	-	878
Provisions (credits)	138	(582)	266	1,109	294	109	-	1,334
Balance at end of period	$2,219	$4,190	$669	$3,753	$1,295	$564	$1,129	$13,819

The following table presents ending loan and lease balances and related ACL by portfolio segment and impairment methodology at September 30, 2023:

	Residential	Commercial	Construction, Land Acquisition and	Commercial		State and Political
(in thousands)	Real Estate	Real Estate	Development	and Industrial	Consumer	Subdivisions	Unallocated	Total
September 30, 2023
Allowance for credit losses:
Individually evaluated for impairment	$68	$113	$-	$14	$-	$-	$-	$195
Collectively evaluated for impairment	1,149	2,590	1,341	5,150	1,331	393	-	11,954
Total	$1,217	$2,703	$1,341	$5,164	$1,331	$393	$-	$12,149

Loans and leases receivable:
Individually evaluated for impairment	$1,076	$2,696	$-	$414	$468	$-	$-	$4,654
Collectively evaluated for impairment	243,686	376,967	73,265	348,335	87,616	71,229	-	1,201,098
Total	$244,762	$379,663	$73,265	$348,749	$88,084	$71,229	$-	$1,205,752

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

The following table presents the amortized cost of collateral-dependent loans and leases by portfolio segment and type of collateral as of September 30, 2023:

	September 30, 2023
	Type of Collateral
(in thousands)	Residential Property	Commercial Property	Business Assets	Total
Loans and leases:
Residential real estate	$1,076	$-	$-	$1,076
Commercial real estate	-	2,696	-	2,696
Construction, land acquisition and development	-	-	-	-
Commercial and industrial	-	300	-	300
Consumer	-	-	-	-
State and political subdivisions	-	-	-	-
Total collateral dependent loans and leases	$1,076	$2,996	$-	$4,072

A reserve for unfunded commitments is recognized and included in other liabilities on the consolidated statements of financial condition. Periodic adjustments to either increase or decrease the reserve are recognized in non-interest expense in the consolidated statements of income. The balance for unfunded commitments was $1.5 million at September 30, 2023 and $2.2 million at December 31, 2022. Upon the adoption of ASU 2016-13 on January 1, 2023, FNCB recorded an additional reserve for unfunded commitments of $1.3 million. For the three and nine months ended September 30, 2023, FNCB recorded credits for the reserve for unfunded commitments, which resulted in a corresponding decrease to the reserve for unfunded commitments of $234 thousand and $729 thousand, respectively. For the three and nine months ended September 30, 2022, FNCB recorded provisions for unfunded commitments of $338 thousand and $461 thousand, respectively.

The following table presents the delinquency status of past due and non-accrual loans and leases at September 30, 2023 and December 31, 2022:

	September 30, 2023
	Delinquency Status
	30-89 Days	>/= 90 Days	Nonaccrual	Total
(in thousands)	Past Due	Past Due	Loans	Past Due	Current	Total
Loans and leases:
Residential real estate	$379	$-	$1,333	$1,712	$243,050	$244,762
Commercial real estate	573	-	2,867	3,440	376,223	379,663
Construction, land acquisition and development	-	-	-	-	73,265	73,265
Commercial and industrial	1,234	-	461	1,695	347,054	348,749
Consumer	1,328	59	423	1,810	86,274	88,084
State and political subdivisions	-	-	-	-	71,229	71,229
Total loans and leases	$3,514	$59	$5,084	$8,657	$1,197,095	$1,205,752

	December 31, 2022
	Delinquency Status
	30-89 Days	>/= 90 Days	Nonaccrual	Total
(in thousands)	Past Due	Past Due	loans	Past Due	Current	Total
Loans and leases:
Residential real estate	$555	$-	$713	$1,268	$248,953	$250,221
Commercial real estate	-	-	1,545	1,545	375,431	376,976
Construction, land acquisition and development	-	-	-	-	66,555	66,555
Commercial and industrial	113	-	144	257	271,767	272,024
Consumer	1,378	79	361	1,818	90,794	92,612
State and political subdivisions	-	-	-	-	64,955	64,955
Total loans and leases	$2,046	$79	$2,763	$4,888	$1,118,455	$1,123,343

Included in loans and leases receivable are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The recorded investment in these non-accrual loans was $5.1 million at September 30, 2023, and $2.8 million at  December 31, 2022. Generally, loans are placed on non-accrual status when they become 90 days or more delinquent. Once a loan is placed on non-accrual status, it remains on non-accrual status until it has been brought current, has nine months of performance under the loan terms, and factors indicating reasonable doubt about the timely collection of payments no longer exist. Therefore, loans may be current in accordance with their loan terms, or may be less than 90 days delinquent, and still be on a non-accrual status. Loans past due 90 days or more and still accruing were $59 thousand at September 30, 2023 and $79 thousand at December 31, 2022, and were comprised entirely of unsecured personal loans purchased from and serviced by a third-party originator.

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

The following table presents the average balance and interest income by loan segment recognized on impaired loans for the three and nine months ended September 30, 2022, prior to the adoption of ASU 2016-13:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022		September 30, 2022
	Average	Interest	Average	Interest
(in thousands)	Balance	Income (1)	Balance	Income (1)
Residential real estate	$1,552	$16	$1,677	$46
Commercial real estate	6,391	56	6,771	168
Construction, land acquisition and development	-	-	-	-
Commercial and industrial	402	5	518	15
Consumer	-	-	-	-
State and political subdivisions	-	-	-	-
Total impaired loans	$8,345	$77	$8,966	$229

(1) Interest represents income recognized on performing TDRs.

The additional interest income that would have been earned on non-accrual and restructured loans had these loans performed in accordance with their original terms approximated $42 thousand and $128 thousand for the three and nine months ended September 30, 2022, respectively.

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

There was one modification made to a borrower experiencing financial difficulty during the nine months ended September 30, 2023. The modification involved a 12-month extension of term for a loan secured by residential real estate with an amortized cost basis of $79 thousand, which was not significant relative to the total period-end amortized cost basis of all loans in the residential real estate portfolio segment. There were no loan modifications made to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2022.

Residential Real Estate Loan Foreclosures

There were three residential real estate properties with an aggregate recorded investment of $205 thousand that were in the process of foreclosure at September 30, 2023. There were three residential real estate properties with an aggregate recorded investment of $228 thousand that were in the process of foreclosure at September 30, 2022. There were no residential real estate properties included in other real estate owned ("OREO") at September 30, 2023 and 2022.

Note 5. Deposits

The following table presents deposits by major category at  September 30, 2023 and December 31, 2022:

	September 30,	December 31,
(in thousands)	2023	2022
Demand (non-interest bearing)	$297,740	$305,850
Interest-bearing:
Interest-bearing demand	734,395	808,497
Savings	133,001	148,426
Time ($250,000 and over)	53,348	24,902
Other time	283,891	132,972
Total interest-bearing	1,204,635	1,114,797
Total deposits	$1,502,375	$1,420,647

Included in other time deposits were brokered deposits of $123.1 million at September 30, 2023 and $23.9 million at December 31, 2022.

Note 6. Borrowed Funds

FNCB has an agreement with the FHLB of Pittsburgh which allows for borrowings, either overnight or term, up to a maximum borrowing capacity based on a percentage of qualifying loans pledged under a blanket pledge agreement. In addition to pledging loans, FNCB is required to purchase FHLB of Pittsburgh stock based upon the amount of credit extended. Loans that were pledged to collateralize borrowings under this agreement were $503.5 million at September 30, 2023 and $521.3 million at December 31, 2022. FNCB's maximum borrowing capacity was $375.7 million at September 30, 2023. Advances through the FHLB of Pittsburgh were $176.4 million at September 30, 2023 and $172.1 million at December 31, 2022. FNCB utilized letters of credit through the FHLB of Pittsburgh to secure municipal deposits. Deposit letters of credit outstanding were $66.0 million at September 30, 2023 and $47.5 million at December 31, 2022.  FNCB had remaining borrowing availability at the FHLB of Pittsburgh of $132.1 million at September 30, 2023.

Advances through the Federal Reserve Bank Discount Window generally include short-term advances which are fully collateralized by certain pledged loans under the Federal Reserve Bank's Borrower-in-Custody ("BIC") program. On March 12, 2023, the Federal Reserve Bank established the Bank Term Funding Program (“BTFP”), a new program through the Discount Window to provide additional funding to eligible depository institutions. The BTFP is collateralized by high-quality securities valued at par including U.S. Treasury securities, U.S. government agency debt and mortgage-backed securities and other qualifying securities. At September 30, 2023, FNCB had loans pledged under the BIC program of $154.3 million and securities pledged under the BTFP of $28.3 million. There were no advances under either the BIC or BTFP program outstanding at September 30, 2023 and no advances under the BIC program at  December 31, 2022.

The following table presents borrowings, by type, outstanding, at  September 30, 2023 and December 31, 2022.

	September 30,	December 31,
(in thousands)	2023	2022
FHLB of Pittsburgh advances:
FHLB of Pittsburgh - overnight	$35,000	$139,400
FHLB of Pittsburgh - term	141,423	32,650
Subtotal FHLB of Pittsburgh advances	176,423	172,050
Junior subordinated debentures	10,310	10,310
Total borrowed funds	$186,733	$182,360

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

For derivatives that are designated and qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings.  Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on FNCB's variable-rate debt.  During the next twelve months, it is estimated that an additional $765 thousand will be reclassified as a decrease to interest expense.

Fair Value Hedges of Interest Rate Risk

FNCB is exposed to changes in the fair value of pools of fixed-rate assets due to changes in benchmark interest rates. FNCB uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in the designated benchmark interest rate. Interest rate swaps designated as fair value hedges involve the payment of fixed-rate amounts to a counterparty in exchange for FNCB receiving variable-rate payments over the life of the agreements without the exchange of the underlying notional amount.

For derivatives that are designated and qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in interest income.

As of September 30, 2023 and December 31, 2022, the following amounts were recorded in the consolidated statements of financial condition related to the carrying amount of hedged assets and cumulative basis adjustment for fair value hedges:

Line Item in the Statement of Financial Condition in Which the Hedged Item is Included	Carrying Amount of the Hedged Assets		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
	September 30,	December 31,	September 30,	December 31,
	2023	2022	2023	2022

Fixed Rate Loans (1)	$24,821	-	$179	-
Total	$24,821	-	$179	-

(1) These amounts include the amortized cost basis of closed portfolios of fixed rate loans used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolio anticipated to be outstanding for the designated hedged period. At September 30, 2023, the amortized cost basis of the closed portfolios used in these hedging relationships was $92.5 million; the cumulative basis adjustments associated with these hedging relationships was ($0.7) million; and the amounts of the designated hedged items were $25 million. There were no such hedging relationships at September 30, 2022.

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

Fair Values of Derivative Instruments on the Consolidated Statements of Financial Condition

The following table presents the fair value of FNCB's derivative financial instruments and the classification on the consolidated statements of financial condition at September 30, 2023 and December 31, 2022:

		Derivative Assets					Derivative Liabilities
		September 30, 2023		December 31, 2022			September 30, 2023		December 31, 2022
(in thousands)	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate products	$85,000	Other assets	$1,929	Other assets	$1,173	$-	Other liabilities	$-	Other liabilities	$-
Total derivatives designated as hedging instruments			1,929		1,173			-		-
Derivatives not designated as hedging instruments
Interest rate swaps	$25,125	Other assets	$1,670	Other assets	$931	$25,125	Other liabilities	$1,670	Other liabilities	$931
Risk participation transaction	10,631		-		-			-		-
Total derivatives not designated as hedging instruments			1,670		931			1,670		931

Net Derivatives on the statements of financial condition			3,599		2,104			1,670		931
Gross amounts not offset in the statements of financial condition
Financial instruments			-		-			-		-
Cash collateral (1)			3,599		1,946			-		-
Net derivative amounts			$-		$158			$1,670		$931

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

Effect of Fair Value and Cash Flow Hedge Accounting on Accumulated Other Comprehensive Loss ("AOCL")

The following table presents the effect of fair value and cash flow hedge accounting on AOCL for the three and nine months ended  September 30, 2023 and 2022. Amounts disclosed are gross and not net of taxes:

	For the Three Months Ended September 30, 2023
(in thousands)	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (Loss) Derivative	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (Loss) Included Component	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (Loss) Excluded Component	Location of Gain or (Loss) Recognized from AOCL into Income	Amount of Gain or (Loss) Reclassified from AOCL into Income	Amount of Gain or (Loss) Reclassified from AOCL into Income Included Component	Amount of Gain or (Loss) Reclassified from AOCL into Income Excluded Component
Derivatives in cash flow hedging relationships
Interest rate products	$(369)	$(369)	$-	Interest expense	$(3)	$(3)	$-
Total	$(369)	$(369)	$-		$(3)	$(3)	$-

	For the Three Months Ended September 30, 2022
(in thousands)	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (Loss) Derivative	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (Loss) Included Component	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (Loss) Excluded Component	Location of Gain or (Loss) Recognized from AOCL into Income	Amount of Gain or (Loss) Reclassified from AOCL into Income	Amount of Gain or (Loss) Reclassified from AOCL into Income Included Component	Amount of Gain or (Loss) Reclassified from AOCL into Income Excluded Component
Derivatives in cash flow hedging relationships
Interest rate products	$144	$144	$-	Interest expense	$68	$68	$-
Total	$144	$144	$-		$68	$68	$-

	For the Nine Months Ended September 30, 2023
(in thousands)	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (Loss) Derivative	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (Loss) Included Component	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (Loss) Excluded Component	Location of Gain or (Loss) Recognized from AOCL into Income	Amount of Gain or (Loss) Reclassified from AOCL into Income	Amount of Gain or (Loss) Reclassified from AOCL into Income Included Component	Amount of Gain or (Loss) Reclassified from AOCL into Income Excluded Component
Derivatives in cash flow hedging relationships
Interest rate products	$1,228	$1,228	$-	Interest expense	$288	$288	$-
Total	$1,228	$1,228	$-		$288	$288	$-

	For the Nine Months Ended September 30, 2022
(in thousands)	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (Loss) Derivative	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (Loss) Included Component	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (Loss) Excluded Component	Location of Gain or (Loss) Recognized from AOCL into Income	Amount of Gain or (Loss) Reclassified from AOCL into Income	Amount of Gain or (Loss) Reclassified from AOCL into Income Included Component	Amount of Gain or (Loss) Reclassified from AOCL into Income Excluded Component
Derivatives in cash flow hedging relationships
Interest rate products	$312	$312	$-	Interest expense	$98	$98	$-
Total	$312	$312	$-		$98	$98	$-

Effect of Fair Value and Cash Flow Hedge Accounting on the Consolidated Statements of Income

The following table presents the effect of the FNCB's derivative financial instruments on the consolidated statements of income for the three and nine months ended September 30, 2023 and 2022:

	Location and Amount of Gain or (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Three Months Ended		Three Months Ended
	September 30, 2023		September 30, 2022
(in thousands)	Interest Income	Interest Expense	Interest Income	Interest Expense
Total amounts of income and expense line items presented in the consolidated statements of financial performance in which the effects of fair value or cash flow hedges are recorded	$58	$(3)	$-	$68

The effects of fair value and cash flow hedging:
Gain or (loss) on cash flow hedging relationships in Subtopic 815-20
Interest contracts
Hedged items	$(179)	$-	$-	$-
Derivatives designated as hedging instruments	$236	$-	$-	$-
Interest contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income	$-	$(3)	$-	$68
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income as a result that a forecasted transaction is no longer probable of occurring	$-	$-	$-	$-

Amount of gain or (loss) reclassified from accumulated OCI into income - included component	$-	$(3)	$-	$68
Amount of gain or (loss) reclassified from accumulated OCI into income - excluded component	$-	$-	$-	$-

	Location and Amount of Gain or (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Nine Months Ended		Nine Months Ended
	September 30, 2023		September 30, 2022
(in thousands)	Interest Income	Interest Expense	Interest Income	Interest Expense
Total amounts of income and expense line items presented in the consolidated statements of financial performance in which the effects of fair value or cash flow hedges are recorded	$58	$288	$-	$98

The effects of fair value and cash flow hedging:
Gain or (loss) on cash flow hedging relationships in Subtopic 815-20
Interest contracts
Hedged items	$(179)	$-	$-	$-
Derivatives designated as hedging instruments	$236	$-	$-	$-
Interest contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income	$-	$288	$-	$98
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income as a result that a forecasted transaction is no longer probable of occurring	$-	$-	$-	$-

Amount of gain or (loss) reclassified from accumulated OCI into income - included component	$-	$288	$-	$98
Amount of gain or (loss) reclassified from accumulated OCI into income - excluded component	$-	$-	$-	$-

Effect of Derivatives Not Designated as Hedging Instruments on the Consolidated Statements of Income

Derivative financial instruments that are not designated as hedging instruments had no effect on the consolidated statements of income for the nine months ended September 30, 2023 and 2022.

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

FNCB has minimum collateral posting thresholds with certain of its derivative counterparties for derivatives in a net liability position. As of September 30, 2023 and  December 31, 2022, FNCB had no derivatives in a net liability position and accordingly was not required to post any collateral with its counterparties.

Note 8. Income Taxes

The following table presents a reconciliation between the effective income tax expense and the income tax expense that would have been provided at the federal statutory tax rate of 21.0% for the three and nine months ended September 30, 2023 and 2022.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2023		2022		2023		2022
(dollars in thousands)	Amount	%	Amount	%	Amount	%	Amount	%
Provision at statutory tax rates	$1,023	21.00%	$1,372	21.00%	$2,501	21.00%	$3,946	21.00%
Add (deduct) tax effects of:
Tax-free interest income	(209)	(4.29)%	(230)	(3.52)%	(627)	(5.27)%	(644)	(3.43)%
Non-deductible interest expense	21	0.43%	11	0.17%	64	0.54%	34	0.18%
Bank-owned life insurance	(45)	(0.92)%	(42)	(0.64)%	(129)	(1.08)%	(114)	(0.61)%
Unrealized losses on equity securities	41	0.84%	(18)	(0.28)%	372	3.12%	25	0.13%
Other items, net	(122)	(2.50)%	8	0.12%	96	0.81%	18	0.10%
Income tax provision	$709	14.56%	$1,101	16.85%	$2,277	19.12%	$3,265	17.38%

Management evaluates the carrying amount of its deferred tax assets on a quarterly basis, or more frequently, if necessary, in accordance with guidance set forth in ASC Topic 740 “Income Taxes,” and applies the criteria in the guidance to determine whether it is more likely than not that some portion, or all, of the deferred tax asset will not be realized within its life cycle, based on the weight of available evidence. Management performed an evaluation of FNCB’s deferred tax assets at September 30, 2023 taking into consideration all available positive and negative evidence at that time. Based on this evaluation, management believes that FNCB’s future taxable income will be sufficient to utilize its deferred tax assets. There was no valuation allowance for deferred tax assets recorded at September 30, 2023 and  December 31, 2022.

Note 9.  Related Party Transactions

In conducting its business, FNCB has engaged in, and intends to continue to engage in, banking and financial transactions with directors, executive officers and their related parties.

FNCB has granted loans, letters of credit and lines of credit to directors, executive officers and their related parties. The following table summarizes the changes in the total amounts of such outstanding loans, advances under lines of credit, net of any participations sold, as well as repayments during the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Balance, beginning of period	$97,471	$82,744	$79,144	$71,437
Additions, new loans and advances	63,665	28,560	177,899	57,966
Repayments	(65,331)	(22,901)	(161,238)	(41,000)
Balance, end of period	$95,805	$88,403	$95,805	$88,403

At September 30, 2023 and December 31, 2022, there were no loans to directors, executive officers and their related parties that were not performing in accordance with the original terms of the loan agreements.

Deposits from directors, executive officers and their related parties held by the Bank at September 30, 2023 and  December 31, 2022 were $135.8 million and $133.0 million, respectively. Interest paid on the deposits amounted to $1.5 million and $229 thousand for the nine months ended September 30, 2023 and 2022, respectively.

In the course of its operations, FNCB acquires goods and services from, and transacts business with, various companies of related parties, which include, but are not limited to, fidelity bond, errors and omissions and commercial package insurance, legal services, and rent. FNCB recorded payments to related parties for goods and services of $23 thousand and $107 thousand for the three and nine months ended September 30, 2023 and $57 thousand and $137 thousand for the respective periods of 2022.

Note 10. Commitments and Contingencies

Leases

FNCB is obligated under operating leases for certain bank branches, office space, automobiles and equipment. Operating lease right of use ("ROU") assets represent FNCB's right to use an underlying asset during the lease term and operating liabilities represent FNCB's obligation to make lease payments under the lease agreement. ROU assets and operating lease liabilities are recognized at lease commencement based on the present value of the remaining lease payments using a discount rate that represents FNCB's incremental borrowing rate at the commencement date. ROU assets are included in other assets and operating lease liabilities are included in other liabilities in the consolidated statements of financial condition. As of September 30, 2023, ROU assets and lease liabilities were $3.0 million and $3.3 million, respectively.

Operating lease expense associated with bank branches and office space is included in occupancy expense, while operating lease expenses associated with automobiles and office equipment are included in equipment expense in the consolidated statements of income. Rental expense incurred for the three and nine months ended September 30, 2023 was $100 thousand and $301 thousand, respectively, and $123 thousand and $292 thousand for the three and nine months ended September 30, 2022, respectively.

The following table summarizes the maturity of remaining operating lease liabilities as of  September 30, 2023:

(in thousands)	September 30, 2023
2023	$97
2024	417
2025	388
2026	387
2027	388
2028 and thereafter	2,271
Total lease payments	3,948
Less: imputed interest	671
Present value of operating lease liabilities	$3,277

The following table presents other information related to our operating leases:

(dollars in thousands)	September 30, 2023	September 30, 2022
Weighted-average remaining lease term (in years)	10.9	11.8
Weighted-average discount rate	3.27%	3.26%
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$320	$309

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

Note 11. Stock Compensation Plans

FNCB had a Long-Term Incentive Compensation Plan (“LTIP”) for directors, executives and key employees that authorized up to 1,200,000 shares of common stock for issuance and provides the Board of Directors with the authority to offer several different types of long-term incentives, including stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares. During the nine months ended September 30, 2023 and 2022, the Board of Directors granted 140,445 and 71,860 shares of restricted stock, respectively, under the LTIP. Upon adoption of the Equity Plan (as defined below), FNCB will make no further awards under the LTIP.  For the nine months ended September 30, 2023 and 2022, stock-based compensation expense, which is included in salaries and benefits expense in the consolidated statements of income, totaled $416 thousand and $334 thousand, respectively. Total unrecognized compensation expense related to unvested restricted stock awards was $1.8 million and $1.3 million at September 30, 2023 and 2022, respectively. Unrecognized compensation expense related to unvested shares of restricted stock is expected to be recognized over a weighted-average period of 3.9 years.

On March 22, 2023, the Board of Directors formally approved and adopted the FNCB Bancorp, Inc. 2023 Equity Incentive Plan ("Equity Plan"), which replaced the LTIP. The Equity Plan authorizes 2,000,000 shares of FNCB's common stock plus 455,584 of remaining reserved but unissued shares under the LTIP and provides the Compensation Committee or the Board of Directors with the authority to offer several types of awards including stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and performance units. The Equity Plan was approved by a majority vote by FNCB shareholders at the Annual Meeting of Shareholders on May 17, 2023.

On July 3, 2023, 2,454 shares of FNCB's common stock were granted under the Equity Plan to each of the Bank's ten non-employee directors or 24,540 shares in aggregate. The shares of stock vested immediately to each director upon grant, and the fair value per share on the grant date was $6.11. Directors' fees totaling $150 thousand associated with this grant were recognized on July 3, 2023.

In addition, on July 3, 2023, 100 shares of FNCB's common stock were granted under the Equity Plan to each of the Bank's twenty-two advisory board members or 2,200 shares in aggregate. The shares of stock vested immediately to each member upon grant, and the fair value per share on the grant date was $6.11. FNCB recognized advisory board fees of $13 thousand associated with this grant on July 3, 2023.

At September 30, 2023, there were 2,435,076 shares of FNCB common stock available for award under the Equity Plan.

The following table summarizes the activity related to FNCB’s unvested restricted stock awards during the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
		Weighted-		Weighted-		Weighted-		Weighted-
		Average		Average		Average		Average
	Restricted	Grant Date	Restricted	Grant Date	Restricted	Grant Date	Restricted	Grant Date
(dollars in thousands)	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Unvested restricted stock awards:
Total outstanding, beginning of period	267,985	$7.89	188,359	$8.22	185,965	$8.22	174,297	$7.37
Awards granted	-	-	-	-	140,445	7.51	71,860	9.64
Forfeitures	(6,232)	7.87	(2,394)	8.33	(6,232)	7.87	(5,503)	8.17
Shares vested	-	-	-	-	(58,425)	8.01	(54,689)	7.38
Total outstanding, end of period	261,753	$7.89	185,965	$8.21	261,753	$7.89	185,965	$8.21

Note 12. Regulatory Matters

FNCB’s ability to pay dividends to its shareholders is largely dependent on the Bank’s ability to pay dividends to FNCB. Regulations with respect to the banking industry limit the amount of dividends that may be paid without prior approval of the Bank’s regulatory agency. Cash dividends declared and paid by FNCB for the three and nine months ended September 30, 2023 were $0.090 per share and $0.270 per share, respectively, and $0.090 per share and $0.240 per share, respectively, for the three and nine months ended September 30, 2022. FNCB offers a Dividend Reinvestment and Stock Purchase Plan (“DRP”) to its shareholders. For the three and nine months ended September 30, 2023 and 2022, dividend reinvestment shares were purchased in open market transactions, however, shares under the optional cash purchase feature of the DRP were issued from authorized but unissued common shares. Common shares issued under the DRP for the three and nine months ended September 30, 2023 totaled 1,439 and 8,814, respectively, and 1,550 and 3,919, respectively for the same periods of 2022. Subsequent to September 30, 2023, on October 25, 2023 FNCB declared a cash dividend for the fourth quarter of 2023 of $0.090 per share, which is payable on  December 15, 2023 to shareholders of record as of December 1, 2023.

On January 25, 2023, FNCB's Board of Directors authorized a stock repurchase program under which up to 750,000 shares of FNCB's outstanding common stock may be acquired in the open market which commenced on March 3, 2023, and will expire on  December 31, 2023, pursuant to a trading plan that was adopted in accordance with Rule 10b5-1 of the Exchange Act. Under the program, shares are purchased from time to time at prevailing market prices, through open market transactions depending upon market conditions and administered through an independent broker. Repurchases are subject to SEC regulations as well as certain price, market volume and timing constraints specified in the trading plan. Under the program, the purchases will be funded from available working capital presently available to FNCB, and the repurchased shares will be returned to the status of authorized but unissued shares of common stock. There is not a guarantee as to the exact number of shares that will be repurchased by FNCB, and FNCB may discontinue the plan at any time that management determines additional repurchases are no longer warranted. As of September 30, 2023, FNCB did not repurchase any shares under this program.

The holding company is considered a small bank holding company and is exempt from risk-based capital and leverage rules, including Basel III. FNCB and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on FNCB’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, FNCB and the Bank must meet specific capital guidelines that involve quantitative measures of FNCB's and the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. FNCB's and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Management believes, as of September 30, 2023 and December 31, 2022, that FNCB and the Bank met all applicable capital adequacy requirements.

Current quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the tables below) of Total capital, Tier I capital, and Tier I common equity (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). The following tables present summary information regarding the Bank’s risk-based capital and related ratios at September 30, 2023 and  December 31, 2022:

	FNCB Bank		Minimum Required For Capital Adequacy Purposes	Minimum Required For Capital Adequacy Purposes with Conservation Buffer	Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
(dollars in thousands)	Amount	Ratio	Ratio	Ratio	Ratio
September 30, 2023

Total capital (to risk-weighted assets)	$181,794	13.21%	8.00%	10.50%	10.00%

Tier I capital (to risk-weighted assets)	168,156	12.21%	6.00%	8.50%	8.00%

Tier I common equity (to risk-weighted assets)	168,156	12.21%	4.50%	7.00%	6.50%

Tier I capital (to average assets)	168,156	9.11%	4.00%	4.00%	5.00%

Total risk-weighted assets	1,376,706

Total average assets	1,846,243

	FNCB Bank		Minimum Required For Capital Adequacy Purposes	Minimum Required For Capital Adequacy Purposes with Conservation Buffer	Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
(dollars in thousands)	Amount	Ratio	Ratio	Ratio	Ratio
December 31, 2022

Total capital (to risk-weighted assets)	$169,984	13.11%	8.00%	10.50%	10.00%

Tier I capital (to risk-weighted assets)	154,842	11.94%	6.00%	8.50%	8.00%

Tier I common equity (to risk-weighted assets)	154,842	11.94%	4.50%	7.00%	6.50%

Tier I capital (to average assets)	154,842	8.77%	4.00%	4.00%	5.00%

Total risk-weighted assets	1,296,618

Total average assets	1,765,251

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

At September 30, 2023, FNCB owned 30 corporate debt securities with an aggregate amortized cost and fair value of $35.1 million and $30.7 million, respectively. At September 30, 2023, the market for four corporate debt securities with an amortized cost and fair value of $8.0 million and $6.7 million, respectively, was not active based on transaction criteria for similar instruments.  FNCB obtained valuations for these securities from a third-party service provider that prepared the valuations using a market approach that involves identifying a population of transactions for similar instruments and incorporating an evaluation to capture credit risk associated with these bonds. Management takes measures to validate the service providers’ analysis and is actively involved in the valuation process, including reviewing and the population and evaluation of credit risk. Management believes this approach to be a conservative approach as it takes into consideration securities that have longer maturities or longer call dates, issuers with smaller asset sizes, and securities with smaller issue amounts. These factors are typically considered to be factors that would add credit spread to a bond, thus resulting in a higher required yield. Management believes the valuation results from this market approach to be consistent with pricing and data for similar deals at September 30, 2023. FNCB considers the inputs used in the market approach to be unobservable Level 3 inputs because, while inputs are based on actual transactions, the relative number of transactions in the population is small and subjective assumptions are used in considering factors considered to incorporate credit spreads into the price determination. Management will continue to monitor the market for these securities to assess the market activity and the availability of observable inputs and will continue to apply these controls and procedures to the valuations received from FNCB's third-party service provider.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the financial assets and liabilities that were measured at fair value on a recurring basis at September 30, 2023, and  December 31, 2022, and the fair value hierarchy of the respective valuation techniques utilized by FNCB to determine the fair value:

	Fair Value Measurements at September 30, 2023
		Quoted Prices in Active Markets	Significant Other Observable	Significant Other Unobservable
		for Identical Assets	Inputs	Inputs
(in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Available-for-sale debt securities:
U.S. treasuries	$31,943	$-	$31,943	$-
Obligations of state and political subdivisions	190,339	-	190,339	-
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	73,291	-	73,291	-
Collateralized mortgage obligations - commercial	3,305	-	3,305	-
Mortgage-backed securities	16,131	-	16,131	-
Private collateralized mortgage obligations	69,933	-	69,933	-
Corporate debt securities	30,678	-	23,962	6,716
Asset-backed securities	20,864	-	20,864	-
Negotiable certificates of deposit	658	-	658	-
Subtotal available-for-sale debt securities	437,142	-	430,426	6,716
Equity securities, at fair value	6,104	6,104	-	-
Derivative assets	3,599	-	3,599	-
Total financial assets	$446,845	$6,104	$434,025	$6,716

Financial liabilities:
Derivative liabilities	$1,670	$-	$1,670	$-
Total financial liabilities	$1,670	$-	$1,670	$-

	Fair Value Measurements at December 31, 2022
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
(in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Available-for-sale debt securities:
U.S. treasuries	$32,134	$-	$32,134	$-
Obligations of state and political subdivisions	220,782	-	220,782	-
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	80,407	-	80,407	-
Collateralized mortgage obligations - commercial	3,329	-	3,329	-
Mortgage-backed securities	20,663	-	20,663	-
Private collateralized mortgage obligations	72,507	-	72,507	-
Corporate debt securities	30,672	-	22,736	7,936
Asset-backed securities	14,941	-	14,941	-
Negotiable certificates of deposit	656	-	656	-
Subtotal available-for-sale debt securities	476,091	-	468,155	7,936
Equity securities, at fair value	7,717	7,717	-	-
Derivative assets	2,104	-	2,104
Total financial assets	$485,912	$7,717	$470,259	$7,936

Financial liabilities:
Derivative liabilities	$931	$-	$931	$-
Total financial liabilities	$931	$-	$931	$-

There were two corporate debt securities transferred between hierarchy levels during the nine months ended September 30, 2023, and there was one corporate debt security transferred from Level 3 hierarchy to Level 2 during the nine months ended September 30, 2022. Prior to the transfer from Level 3 to Level 2, the market for the transferred securities was not active and management obtained fair values of the securities from an independent third party. The valuation methods employed utilized significant other unobservable inputs in determining fair values. Subsequently, in the period of transfer, management was able to obtain fair values for these securities from the independent pricing service used to price the remainder of the portfolio using significant other observable inputs.

The following table presents a reconciliation and consolidated statement of operations classifications of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3), which consisted entirely of corporate debt securities, for the three and nine months ended September 30, 2023 and 2022.

Fair Value Measurements
Using Significant Unobservable Inputs (Level 3)
	Corporate Debt Securities		Corporate Debt Securities
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Balance, beginning of period	$6,599	$8,030	$7,936	$12,345
Additions	-	-	-	-
Redemptions	-	-	-	(2,066)
Transfer to Level 2	-	-	(853)	(756)
Sales	-	-	-	-
Total gains (losses) (realized/unrealized):
Included in earnings	-	-	-	-
Included in other comprehensive loss	117	(370)	(367)	(1,863)
Balance at September 30,	$6,716	$7,660	$6,716	$7,660

Assets Measured at Fair Value on a Non-Recurring Basis

The following tables present assets and liabilities measured at fair value on a non-recurring basis at September 30, 2023 and additional quantitative information about the valuation techniques and inputs utilized by FNCB to determine fair value. All assets were measured using Level 3 inputs.

	September 30, 2023
	Fair Value Measurement			Quantitative Information
	Recorded	Valuation	Fair	Valuation	Unobservable	Value/
(in thousands)	Investment	Allowance	Value	Technique	Inputs	Range
Individually evaluated loans - collateral dependent	$4,072	$195	$3,877	Appraisal of collateral	Selling costs	10.0%
Individually evaluated loans - other	582	-	582	Discounted cash flows	Discount rate	4.50% - 10.00%

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

The following table summarizes the estimated fair values of FNCB’s financial instruments using an exit price notion at September 30, 2023 and at December 31, 2022.  FNCB discloses fair value information about financial instruments, whether or not recognized in the statements of financial condition, for which it is practicable to estimate that value. The fair value of financial instruments that are not measured at fair value in the financial statements were based on the exit price notion. The following estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, management judgment is required to interpret data and develop fair value estimates. Accordingly, the estimates below are not necessarily indicative of the amounts FNCB could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	Fair Value	September 30, 2023		December 31, 2022
(in thousands)	Measurement	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	Level 1	$77,071	$77,071	$41,916	$41,916
Available-for-sale debt securities	See previous table	437,142	437,142	476,091	476,091
Equity securities	Level 1	6,104	6,104	7,717	7,717
Restricted stock	Level 2	8,842	8,842	8,545	8,545
Loans held for sale	Level 2	-	-	60	60
Loans and leases, net	Level 3	1,193,603	1,138,396	1,110,124	1,079,266
Accrued interest receivable	Level 2	6,599	6,599	5,957	5,957
Servicing rights	Level 3	192	595	254	621
Derivative assets	Level 2	3,370	3,599	1,946	2,104

Financial liabilities:
Deposits	Level 2	1,502,375	1,497,861	1,420,647	1,416,272
Borrowed funds	Level 2	186,733	185,782	182,360	182,108
Accrued interest payable	Level 2	1,001	1,001	171	171
Derivative liabilities	Level 2	1,637	1,670	921	931

Note 14. Earnings per Share

For FNCB, the numerator of both the basic and diluted earnings per share of common stock is net income available to common shareholders. The weighted-average number of common shares outstanding used in the denominator for basic earnings per common share is increased to determine the denominator used for diluted earnings per common share by the effect of potentially dilutive common share equivalents utilizing the treasury stock method. For the three and nine months ended September 30, 2023 and 2022, common share equivalents consisted entirely of incremental shares of unvested restricted stock.

The following table presents the calculation of both basic and diluted earnings per share of common stock for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share data)	2023	2022	2023	2022
Net income	$4,162	$5,435	$9,630	$15,526

Basic weighted-average number of common shares outstanding	19,776,342	19,687,766	19,724,956	19,765,814
Plus: Common share equivalents	18	9,281	2,834	21,041
Diluted weighted-average number of common shares outstanding	19,776,360	19,697,047	19,727,790	19,786,855

Income per common share:
Basic	$0.21	$0.28	$0.49	$0.79
Diluted	$0.21	$0.28	$0.49	$0.79

Note 15. Other Comprehensive (Loss) Income

The following tables summarize the reclassifications out of accumulated other comprehensive (loss) income for the three and nine months ended September 30, 2023 and 2022, comprised entirely of unrealized gains and losses on available-for-sale debt securities:

	Three Months Ended September 30, 2023		Nine Months Ended September 30, 2023
(in thousands)	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income	Affected Line Item in the Consolidated Statements of Income	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income	Affected Line Item in the Consolidated Statements of Income
Available-for-sale debt securities:
Reclassification adjustment for net gains reclassified into net income	$-	Net gain (loss) on the sale of available-for-sale debt securities	$(252)	Net gain (loss) on the sale of available-for-sale debt securities
Taxes	-	Income taxes	53	Income taxes
Net of tax amount	$-		$(199)

	Three Months Ended September 30, 2022		Nine Months Ended September 30, 2022
(in thousands)	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income	Affected Line Item in the Consolidated Statements of Income	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income	Affected Line Item in the Consolidated Statements of Income
Available-for-sale debt securities:
Reclassification adjustment for net losses reclassified into net income	$-	Net gain (loss) on the sale of available-for-sale debt securities	$35	Net gain (loss) on the sale of available-for-sale debt securities
Taxes	-	Income taxes	(7)	Income taxes
Net of tax amount	$-		$28

The following table summarizes the changes in accumulated other comprehensive (loss) income, net of tax for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Balance, beginning of period	$(46,236)	$(34,400)	$(48,028)	$6,352
Other comprehensive loss before reclassifications	(8,958)	(17,726)	(6,967)	(58,506)
Amount reclassified from accumulated other comprehensive (loss) income	-	-	(199)	28
Net other comprehensive loss during the period	(8,958)	(17,726)	(7,166)	(58,478)
Balance, end of period	$(55,194)	$(52,126)	$(55,194)	$(52,126)

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

These forward-looking statements include statements with respect to FNCB’s beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, including statements with respect to future changes in monetary policy or interest rates, or new product offerings and the anticipated merger between FNCB and Peoples Financial Services Corp., (“PFIS”) under the Agreement and Plan of Merger, dated September 27, 2023 (the “Merger Agreement”) pursuant to which FNCB will merge with and into PFIS, with PFIS as the surviving entity, along with the transaction occurring immediately after such merger, whereby FNCB’s wholly owned subsidiary, FNCB Bank (the “Bank”) will merge with and into Peoples Security Bank and Trust Company (“Peoples Bank”), with Peoples Bank as the surviving bank and a wholly-owned subsidiary of PFIS, that are subject to significant risks and uncertainties, and are subject to change based on various factors (some of which are beyond our control). The words “may,” “could,” “should,” “will,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “project,” “future” and similar expressions are intended to identify forward-looking statements. The following factors, among others, could cause FNCB’s financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: government intervention in the U.S. financial system including the effects of recent legislative, tax, accounting and regulatory actions and reforms; political instability; acts of world terrorism; global unrest; the ability of FNCB to manage credit risk; weakness in the economic environment, in general, and within FNCB’s market area; the occurrence of any event, change or other circumstances that could give rise to the right of one or both of the parties to terminate the merger agreement between FNCB and PFIS; the possibility that the parties may be unable to achieve expected synergies and operating efficiencies in the merger within the expected timeframes or at all and to successfully integrate operations of FNCB and FNCB Bank and those of PFIS and Peoples Bank, its wholly-owned subsidiary, which may be more difficult, time consuming or costly than expected; diversion of management's attention form ongoing business operations and opportunities; effects of the announcement, pendency or completion of the proposed transaction on the ability of FNCB and PFIS to retain customers and retain and hire key personnel and maintain relationships with their vendors, and on their operating results and businesses generally; the deterioration of one or a few of the large balance commercial and/or commercial real estate loans contained in FNCB’s loan portfolio; greater risk of loan defaults and losses from concentration of loans held by FNCB, including those to insiders and related parties; if FNCB’s portfolio of loans to small and mid-sized community-based businesses increases its credit risk; if FNCB’s allowance for credit losses ("ACL") is not sufficient to absorb actual losses or if increases to the ACL were required; FNCB is subject to interest-rate risk and any changes in interest rates could negatively impact net interest income or the fair value of FNCB's financial assets; if management concludes that the decline in value of any of FNCB’s investment securities is caused by a credit-related event could result in FNCB recording an impairment loss; if FNCB’s risk management framework is ineffective in mitigating risks or losses to FNCB; if FNCB is unable to successfully compete with others for business; a loss of depositor confidence resulting from changes in either FNCB’s financial condition or in the general banking industry; if FNCB is unable to retain or grow its core deposit base; inability or insufficient dividends from its subsidiary, FNCB Bank; if FNCB loses access to wholesale funding sources; interruptions or security breaches of FNCB’s information systems; any systems failures or interruptions in information technology and telecommunications systems of third parties on which FNCB depends; security breaches; if FNCB’s information technology is unable to keep pace with growth or industry developments or if technological developments result in higher costs or less advantageous pricing; the loss of management and other key personnel; dependence on the use of data and modeling in both its management’s decision-making generally and in meeting regulatory expectations in particular; additional risk arising from new lines of business, products, product enhancements or services offered by FNCB; inaccuracy of appraisals and other valuation techniques FNCB uses in evaluating and monitoring loans secured by real property and other real estate owned; unsoundness of other financial institutions; damage to FNCB’s reputation; defending litigation and other actions; dependence on the accuracy and completeness of information about customers and counterparties; risks arising from future expansion or acquisition activity; environmental risks and associated costs on its foreclosed real estate assets; any remediation ordered, or adverse actions taken, by federal and state regulators, including requiring FNCB  to act as a source of financial and managerial strength for the FNCB Bank in times of stress;  costs arising from extensive government regulation, supervision and possible regulatory enforcement actions; new or changed legislation or regulation and regulatory initiatives; noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations; failure to comply with numerous "fair and responsible banking" laws; any violation of laws regarding privacy, information security and protection of personal information or another incident involving personal, confidential or proprietary information of individuals; any rulemaking changes implemented by the Consumer Financial Protection Bureau; inability to attract and retain its highest performing employees due to potential limitations on incentive compensation contained in proposed federal agency rulemaking; any future increases in FNCB Bank’s FDIC deposit insurance premiums and assessments; and the success of FNCB at managing the risks involved in the foregoing and other risks and uncertainties, including those detailed in FNCB’s filings with the SEC.

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

Readers should carefully review the risk factors described in the documents that FNCB periodically files with the SEC, including the 2022 Annual Report and Quarterly Reports on Form 10-Q for the periods ended March 31, 2023 and June 30, 2023.

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

Quarterly, or more frequently if market conditions warrant, management evaluates securities for impairment where there has been a decline in fair value of a security below its amortized cost basis to determine whether the decline in fair value has resulted from a credit loss, or if it is entirely the result of noncredit factors.  As part of its evaluation, management first considers whether, FNCB intends to sell, or if it more likely than not that it would be required to sell, any security in an unrealized loss position prior to recovery of its amortized cost. If either of those selling events is expected, FNCB would be required to write down the amortized cost basis of the security to its fair value. If either of those selling events is not expected, FNCB must determine whether any of the decline in fair value has resulted from a credit loss, or if it is entirely the result of noncredit factors. As part of its evaluation, management considers, among other things, the length of time a security’s fair value is less than its amortized cost, the severity of decline, any adverse conditions related to the security, an industry or geographic area, any adverse changes to the rating of any security by a rating agency, whether or not any issuer has failed to make contractual principal and interest payments, or if there are any indications that an issuer would not be able to make future contractual principal and interest payments. Based on the results of its review as of September 30, 2023, management concluded that changes in the fair values of the securities were consistent with movements in market interest rates and spreads relative to when the securities were purchased and not due to the credit quality of the securities or issuers. Accordingly, management determined that FNCB was not required to establish an ACL for any security in an unrealized loss position at September 30, 2023.

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

FNCB records an income tax provision or benefit based on the amount of tax currently payable or receivable and the change in deferred tax assets and liabilities. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes. Management conducts quarterly assessments of all available positive and negative evidence to determine the amount of deferred tax assets that will more likely than not be realized. FNCB establishes a valuation allowance for deferred tax assets and records a charge to income if management determines, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, management considers past operating results, estimates of future taxable income based on approved business plans, future capital requirements and ongoing tax planning strategies. This evaluation process involves significant management judgment about assumptions that are subject to change from period to period depending on the related circumstances. The recognition of deferred tax assets requires management to make significant assumptions and judgments about future earnings, the periods in which items will impact taxable income, future corporate tax rates, and the application of inherently complex tax laws. The use of different estimates can result in changes in the amounts of deferred tax items recognized, which may result in equity and earnings volatility because such changes are reported in the current period earnings.

In connection with determining the income tax provision or benefit, management considers maintaining liabilities for uncertain tax positions and tax strategies that it believes contain an element of uncertainty. Periodically, management evaluates each of FNCB’s tax positions and strategies to determine whether a liability for uncertain tax benefits is required. As of September 30, 2023 and December 31, 2022, management determined that FNCB did not have any uncertain tax positions or tax strategies and that no liability was required to be recorded.

Refer to Note 8, “Income Taxes,” of the notes to consolidated financial statements included in Item 1 hereof for additional information about income taxes.

New Authoritative Accounting Guidance and Accounting Guidance to be Adopted in Future Periods

Refer to Note 2, “New Authoritative Accounting Guidance,” of the notes to consolidated financial statements included in Item 1 hereof for information about new authoritative accounting guidance adopted by FNCB as of September 30, 2023, as well as new accounting guidance issued, but not previously reported, that will be adopted by FNCB in future periods.

Executive Summary

The following overview should be read in conjunction with this MD&A in its entirety.

Overview

The Federal Open Market Committee ("FOMC") continued to tighten monetary policy through the first nine months of 2023, with four 25-basis point increases to the federal funds target rate in its February, March, May and July meetings. These increases brought the total number of rate increases from the period beginning March 17, 2022 through September 30, 2023 to eleven and the total basis point movement to 525.  This dramatic shift in monetary policy has resulted in a rapid and significant rise in general market interest rates. Additionally, FNCB has experienced an uptick in competition for deposits within its market area, reflective of industry-wide liquidity pressures and rate sensitivity of depositors. Higher interest rates and competition have resulted in an increase in deposit and wholesale funding costs.

On September 27, 2023, FNCB entered into the Merger Agreement with PFIS pursuant to which FNCB will merge with and into PFIS, with PFIS as the surviving entity. Immediately after such merger, the Bank will merge with and into Peoples Bank, with Peoples Bank as the surviving bank and a wholly-owned subsidiary of PFIS. Under the terms of the Merger Agreement, which has been unanimously approved by the boards of directors of both companies, shareholders of FNCB will be entitled to receive a fixed exchange ratio of 0.1460 shares of PFIS common stock for each share of the FNCB’s common stock. Completion of the merger requires, among other things, the approval of FNCB’s shareholders and customary regulatory approvals. The Merger Agreement provides certain termination rights for both PFIS and FNCB and further provides that a termination fee of $4.8 million will be payable by either PFIS or FNCB, as applicable, upon termination of the Merger Agreement under certain circumstances. The foregoing summary is not complete and is qualified in all respects by reference to the actual language of the Definitive Merger Agreement filed by FNCB as Exhibit 2.1 to the Current Report on Form 8-K on September 27, 2023. Pending regulatory and shareholder approvals, FNCB expects the merger to be consummated by April 1, 2024, however, there can be no assurance that the transaction will be consummated by such date, or at all.

FNCB recorded consolidated net income of $4.2 million, or $0.21 per basic and diluted common share, for the three months ended September 30, 2023, a decrease of $1.2 million, or 23.4%, compared to $5.4 million, or $0.28 per basic and diluted common share, for the three months ended September 30, 2022. The decrease in the third quarter 2023 earnings reflected reductions in net interest income and non-interest income, coupled with an increase in non-interest expense. Net interest income decreased $1.8 million, or 12.4%, to $12.2 million for the three months ended September 30, 2023 from $13.9 million for the same three months of 2022, as a $5.6 million increase in interest income was more than offset by a $7.3 million increase in interest expense. Non-interest income decreased by $447 thousand, or 20.9%, to $1.7 million for the three months ended September 30, 2023 from $2.1 million for the three months ended September 30, 2022, which primarily reflected an increase in net losses recognized on equity securities, coupled with a decrease in other non-interest income.  In addition, non-interest expense increased $268 thousand, or 3.0%, to $9.3 million for the three months ended September 30, 2023, from $9.0 million for the same three-month period of 2022, which was primarily due to increased salaries and benefits and the recognition of merger and acquisition expenses. These negative variances were partially offset by decreases in the provision for credit losses and income tax expense.  For the three months ended September 30, 2023, FNCB recorded a credit to the provision for credit losses of $270 thousand, a positive variance of $783 thousand as compared to a provision of $513 thousand for the same three months of 2022. Income tax expense totaled $709 thousand for the three months ended September 30, 2023, a decrease of $392 thousand, or 35.6%, from $1.1 million for the same three months of 2022, which was primarily due to a reduction in pre-tax net income.

Net income for the nine months ended September 30, 2023 totaled $9.6 million, or $0.49 per basic and diluted common share, a decrease of $5.9 million, or 38.0%, compared to $15.5 million, or $0.79 per basic and diluted common share, for the nine months ended September 30, 2022. The decrease in year-to-date net income primarily reflected decreases in net interest income and non-interest income, coupled with an increase in non-interest expense. Net interest income decreased $4.9 million, or 12.2%, to $35.4 million for the nine months ended September 30, 2023, compared to $40.3 million for the same nine months of 2022. Non-interest income totaled $4.3 million for the nine months ended September 30, 2023, a decrease of $1.3 million, or 22.8%, compared to $5.6 million for the nine months ended September 30, 2022. Similar to the reasons for the quarterly change, the decrease in non-interest income for the year-to-date period was primarily due to reductions in the fair value of equity securities. Non-interest expense increased $515 thousand, or 2.0%, to $26.3 million for the first nine months of 2023, from $25.8 million for the comparable period of 2022. Similar to the quarterly increase, the year-to-date increase in non-interest expense was largely due to an increase in salaries and employee benefits and the recognition of merger and acquisition expenses, partially offset by a credit recorded for unfunded commitments.

For the three and nine months ended September 30, 2023, the annualized return on average assets was 0.91% and 0.72%, respectively, compared to 1.26% and 1.24% for the respective periods of 2022. The annualized return on average equity was 13.39% and 10.38%, respectively, for the three and nine months ended September 30, 2023, and 16.95% and 15.04%, respectively, for the comparable periods of 2022. FNCB declared and paid dividends to holders of common stock of $0.090 per share for the third quarter of 2023 and $0.270 per share for the nine months ended September 30, 2023, compared to $0.090 and $0.240 per share, respectively, for the quarter-to-date and year-to-date periods of 2022.

Total assets increased $81.2 million, or 4.7%, to $1.827 billion at September 30, 2023 from $1.746 billion at December 31, 2022. The change in total assets primarily reflected increases in loans and leases and cash and cash equivalents, partially offset by a decrease in available-for-sale debt securities, as security repayments were used to fund loan originations. Loans and leases, net of the ACL, increased $83.5 million, or 7.5%, to $1.194 billion at September 30, 2023 from $1.110 billion at December 31, 2022. The increase in loans and leases was largely concentrated in commercial and industrial loans reflecting strong demand for the equipment financing product offering. Cash and cash equivalents increased $35.2 million, or 83.9%, to $77.1 million at September 30, 2023, from $41.9 million at December 31, 2022. Available-for-sale debt securities decreased $39.0 million, or 8.2%, to $437.1 million at September 30, 2023 from $476.1 million at December 31, 2022. Total deposits increased $81.7 million, or 5.8%, to $1.502 billion at September 30, 2023 from $1.421 billion at December 31, 2022. Total borrowed funds outstanding at September 30, 2023, were $186.7 million, an increase of $4.3 million, or 2.4%, from $182.4 million at December 31, 2022.

Total shareholders’ equity decreased $1.1 million, or 1.0%, to $117.8 million at September 30, 2023 from $118.9 million at December 31, 2022. The decrease in shareholders' equity was primarily attributable to a $7.2 million, or 14.9%, increase in the accumulated other comprehensive loss, coupled with year-to-date dividends declared of $5.3 million. Year-to-date net income of $9.6 million and cumulative effect adjustment related to the adoption of ASU 2016-13 of $1.1 million partially offset the decreases to capital. FNCB Bank was considered well capitalized with total risk-based capital and Tier 1 leverage ratios were 13.21% and 9.11% at September 30, 2023, respectively.

Management Focus in 2023

In addition to directing the steps necessary to close the transactions contemplated by the Merger Agreement, including seeking the required regulatory, shareholder or other approvals, management will continue to stay focused on prudent balance sheet and liquidity management, managing interest rate risk and controlling funding costs in a rising market rate environment, while continuing to evaluate opportunities to enhance net interest income and non-interest income run rates, as well as controlling non-interest expense. FNCB continues to expand its comprehensive digital strategy in response to evolving customer demands and to create operational and delivery channel efficiencies. These enhancements include initiatives related to the existing online banking platforms, continued utilization of our retail and commercial lending origination platforms and utilizing artificial intelligence and robotics to streamline workflows. FNCB continues to focus on building and strengthening FNCB's core customer base, including enhancing wallet share, and bank-wide staff development programs.

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

In response to the economic uncertainty from the global COVID-19 pandemic, the FOMC lowered the federal funds target rate 150 basis points in two emergency actions in March 2020. As a result, the target range for federal funds fell from 1.50%-1.75% at December 31, 2019 to 0.00%-0.25% at March 31, 2020, and remained at these historically low levels through March 15, 2022. Lingering effects from the COVID-19 pandemic, supply chain constraints and effects from the war in Ukraine, among others, resulted in rapid rise in price inflation. As a result, the FOMC, in an effort to lower inflation to its 2.0% objective, began tightening economic policy in 2022. Specifically, the FOMC increased the target range for the federal funds rate a total of 525 basis points through September 30, 2023, which included an additional four 25-basis point increases during the first nine months of 2023, on February 1, 2023, March 2, 2023, May 3, 2023, and July 26, 2023.  The increases in the federal funds target rate resulted in a corresponding total 525-basis point increase in the national prime rate, which was 8.50% at September 30, 2023. In addition to these actions, the FOMC has indicated additional rate increases may be necessary for the remainder of 2023 in order to achieve its objectives. This dramatic shift in monetary policy has resulted in a rapid rise in general market interest rates. Competition for deposits within FNCB's market area has intensified, reflecting industry-wide liquidity pressures and rate sensitivity of depositors. Higher interest rates, coupled with the increased competition, has resulted in significant increases in deposit and wholesale funding costs that have surpassed increases in earning assets yields, which have resulted in net interest margin and rate spread compression. Management has noted that competition for deposits within FNCB's market area started to increase in the second half of 2022, which has continued through the first nine months of 2023. Management recognizes that additional tightening actions by the FOMC in 2023, could result in further contraction of FNCB's tax-equivalent net interest margin and rate spread. Additionally, the recent onset of conflict in the Middle East, as well as increasing tension and unrest worldwide, could drive further inflation and place additional strain on economic conditions in the United States, the banking industry and global markets.

In response to competition within our market area and rate-sensitivity of depositors mentioned above, FNCB has employed various promotional deposit products including certificate of deposit and money market products having promotional rates. Additionally, FNCB has also become more reliant on wholesale funding, including brokered deposits and borrowing arrangements with the FHLB of Pittsburgh and the Federal Reserve Board ("FRB") as deposit gathering has been pressured by industry-wide liquidity constraints. Management anticipates that FNCB's cost of funds may continue to increase as a result of further tightening by the FOMC and increased competition within FNCB's market area. Additionally, the replacement rates of existing certificates of deposit, other deposit products and wholesale funding instruments may be higher than current rates, which would negatively impact FNCB's cost of funds and result in further net interest margin and spread contraction. Further contraction in margin and spread could have an unfavorable impact on profitability and future net interest levels. Management monitors FNCB's interest rate risk and sensitivity to changes in market interest rates through the Asset Liability Committee ("ALCO") and is committed to prudent and proactive balance sheet management with a focus on controlling funding costs in relation to funding needs and yields on earning assets in order to mitigate any potential unfavorable impact to FNCB's earnings and profitability.

Net interest income for both the quarter and year-to-date periods was impacted by the rapid rise in funding costs, coupled with greater reliance on higher costing wholesale funding and deposit migration from non-maturity deposits into time deposits. Net interest income on a tax-equivalent basis decreased $1.8 million, or 12.4%, to $12.5 million for the three months ended September 30, 2023 from $14.3 million for the comparable period of 2022, as interest expense increased by a greater magnitude than tax-equivalent interest income. Interest expense increased $7.3 million, or 396.2%, to $9.1 million for the third quarter of 2023 from $1.8 million for the same quarter of 2022, while tax-equivalent interest income increased $5.5 million, or 1.06%, to $21.6 million from $16.1 million, comparing the third quarters of 2023 and 2022, respectively. The tax-equivalent net interest margin, a key measurement used in the banking industry to measure income from earning assets relative to the cost to fund those assets, is calculated by dividing tax-equivalent net interest income by average interest-earning assets.  FNCB’s tax-equivalent net interest margin contracted 58 basis points to 2.85% for the third quarter of 2023 from 3.43% for the same quarter of 2022. Additionally, rate spread, the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities shown on a fully tax-equivalent basis, declined 101 basis points to 2.27% for the three months ended September 30, 2023 from 3.28% for the same three months of 2022.

The significant increase in interest expense of $7.3 million was primarily due to an increase in funding costs, coupled with growth in average interest-bearing liabilities. FNCB increased deposit rates and offered several certificate of deposit specials in response to rising market rates and increased competition. Additionally, liquidity pressures and competition for deposits caused FNCB to rely more heavily on wholesale funding. FNCB experienced a 207-basis point increase in the cost of funds to 2.66% for the three months ended September 30, 2023, from 0.59% for the same three months of 2022, which resulted in a corresponding increase in interest expense of $6.4 million. The average rate paid for interest-bearing deposits increased 187 basis points to 2.23% for the third quarter of 2023 from 0.36% for the same period of 2022. Costs for all major deposit categories increased and resulted in a combined corresponding increase to interest expense of $5.3 million. Specifically, the average rate paid on interest bearing demand deposits increased 158 basis points to 1.98% for the third quarter of 2023 from 0.40% for the same quarter of 2022, which resulted in a corresponding increase to interest expense of $2.7 million. Comparing the third quarters of 2023 and 2022, the average rates paid for time deposits and savings deposits, increased 312 basis points and 15 basis points, respectively, resulting in corresponding increases to interest expense of $2.5 million and $49 thousand, respectively.  Additionally, FOMC actions resulted in an increase in wholesale borrowing costs. Comparing the three months ended September 30, 2023 and 2022, the average rate paid for borrowed fund increased 238 basis points to 4.94% from 2.56%, respectively, which caused a corresponding increase to interest expense of $1.1 million. Average interest-bearing liabilities increased $122.8 million, or 9.8%, to $1.372 billion for the three months ended September 30, 2023, from $1.249 billion for the same three months of 2022, which resulted in a corresponding increase to interest expense of $918 thousand. Specifically, the average balance of borrowed funds increased $85.3 million, or 65.4%, to $215.8 million for the third quarter of 2023 from $130.5 million for the same quarter of 2022. The increase in average volume of borrowed funds contributed $756 thousand, or 82.3%, of the total increase in interest expense due to volume changes. Additionally, average interest-bearing deposits increased $37.4 million, or 3.3%, to $1.156 billion from $1.119 billion comparing the third quarters of 2023 and 2022, respectively. The increase in average interest-bearing deposits resulted in a corresponding increase to interest expense of $162 thousand. As mentioned earlier, FNCB experienced deposit migration from non-maturity deposits into time deposits. Average time deposits increased $181.4 million, or 110.0%, to $346.3 million for the three months ended September 30, 2023, from $164.9 million for the same three months of 2022, as changing customer deposit preferences due to the economic and rate environment continued to result in deposit migration. Additionally, FNCB utilized brokered deposits for various ALCO strategies to control interest sensitivity and for liquidity purposes. Brokered deposits averaged $127.2 million for the three months ended September 30, 2023, an increase of $94.7 million from $32.5 million for the same three months of 2022. The increase in average time deposit balances, including retail and brokered deposits, resulted in additional interest expense of $318 thousand. Partially offsetting the increase in interest expense due to higher time deposit balances were reductions in average interest-bearing demand deposits and average savings deposits.  Average interest-bearing demand deposits decreased $131.5 million, or 16.3%, to $676.0 million for the third quarter of 2023 compared to $807.5 million for the same quarter of 2022, while average savings deposits decreased $12.5 million, or 8.5%, to $134.0 million from $146.5 million comparing the third quarters of 2023 and 2022, respectively.

The $5.5 million, or 34.3%, increase in tax-equivalent interest income comparing the three months ended September 30, 2023 and 2022 largely reflected an increase in the tax-equivalent yield on average earning assets, coupled with growth in average earning assets. The tax-equivalent yield on average earning assets increased 106 basis points to 4.93% for the third quarter of 2023 from 3.87% for the same quarter of 2022, which resulted in a corresponding $4.4 million increase to tax-equivalent interest income. Specifically, the tax-equivalent yield on the loan portfolio increased 125 basis points to 5.74% from 4.49% comparing the third quarters of 2023 and 2022. Additionally, the tax-equivalent yield on the investment portfolio increased 38 basis points to 3.04% for the third quarter of 2023 from 2.66% for the same quarter of 2022, while the yield on interest-bearing balances in other banks increased 351 basis points to 5.15% from 1.64% comparing the three months ended September 30, 2023 and 2022, respectively. The yield increases for loans, investments and interest-bearing deposits in other banks resulted in corresponding increases in tax-equivalent interest income of $3.7 million, $512 thousand, and $239 thousand, respectively. Additionally, total average earning assets increased $92.7 million, or 5.6%, to $1.752 billion for the three months ended September 30, 2023, from $1.659 billion for the same three months of 2022, which resulted in a corresponding increase in tax-equivalent interest income of $1.1 million. Specifically, average total loans and leases increased $105.1 million, or 9.5%, to $1.208 billion for the third quarter of 2023 from $1.103 billion for the same quarter of 2022, which largely reflected strong organic loan demand concentrated in commercial equipment financing. The increase in the average loan and lease balances resulted in a corresponding increase to tax-equivalent interest income of $1.3 million comparing the three months ended September 30, 2023, and 2022. Meanwhile, total securities averaged $525.3 million for the third quarter of 2023, a decrease of $26.7 million, or 4.8%, from $552.0 million for the same quarter of 2022, which caused a corresponding decrease to tax-equivalent interest income of $190 thousand.

On a year-to-date basis, tax equivalent net interest income decreased $4.9 million, or 12.0%, to $36.2 million for the nine months ended September 30, 2023, from $41.1 million for the comparable period of 2022. The decrease in tax-equivalent net interest income for the year-to-date period was largely due to a $21.6 million, or 745.2%, increase in interest expense, to $24.5 million, from $2.9 million for 2022, partially offset by an increase in tax equivalent interest income of $16.7 million, or 37.8%, to $60.7 million for the nine months ended September 30, 2023, from $44.0 million for the nine months ended September 30, 2022. Similar to the quarterly period, the $21.6 million, or 745.2%, increase in year-to-date interest expense was primarily due to higher funding costs, coupled with an increase in average interest-bearing liabilities, specifically borrowed funds. FNCB's cost of funds increased 210 basis points to 2.42% for the nine months ended September 30, 2023 from 0.32% for the same period of 2022, which caused a corresponding increase to interest expense of $14.8 million. The cost of deposits increased 178 basis points to 1.98% from 0.20% comparing the nine months ended September 30, 2023 and 2022, respectively, which resulted in a corresponding increase to interest expense of $14.8 million. Additionally, FNCB experienced a 322-basis point increase in the cost of borrowed funds to 4.90% for the first nine months of 2023 compared to 1.68% for the same period of 2022, which resulted in a corresponding increase to interest expense of $4.0 million. Average interest-bearing liabilities increased $141.3 million, or 11.7%, to $1.350 billion for the nine months ended September 30, 2023, from $1.208 billion for the same nine months of 2022, resulting in a corresponding increase to interest expense of $2.8 million. The increase due to volume was almost entirely due to a $107.8 million, or 110.6%, increase in average borrowed funds to $205.4 million for the nine months ended September 30, 2023, from $97.6 million for the comparable period of 2022, as FNCB was more reliant on wholesale funding. Comparing the year-to-date periods of 2023 and 2022, average interest-bearing deposits increased $33.5 million, or 3.0%, to $1.144 billion from $1.111 billion, respectively, which contributed $482 thousand to the overall increase in interest expense due to volume changes.

The $16.7 million, or 37.8%, increase in year-to-date tax-equivalent interest income was largely due to higher earning-asset yields, coupled with an increase in average earning assets balances, primarily loans. The tax-equivalent yield on average earning assets increased 104 basis points to 4.68% for the first nine months of 2023 from 3.64% for the same period of 2022, which resulted in a corresponding increase of $12.8 million to tax-equivalent interest income. The tax-equivalent yield on loans increased 119 basis points, while the tax-equivalent yield on investments increased 51 basis points comparing the year-to-date periods of 2023 and 2022, which resulted in corresponding increases in tax-equivalent interest income of $10.2 million and $2.1 million, respectively. Regarding earning-asset volumes, total average earning assets increased $114.3 million, or 7.1%, to $1.729 billion for the nine months ended September 30, 2023, from $1.615 billion for the same period of 2022, which resulted in a corresponding increase in tax-equivalent interest income of $3.9 million. Similar to the quarterly period, this was primarily due to an increase in average total loans and leases which increased $117.2 million, or 11.1%, to $1.174 billion for the nine months ended September 30, 2023, from $1.057 billion for the same comparable period of 2022. This increase resulted in a corresponding increase in tax-equivalent interest income of $4.1 million.

The following tables present the average balances of assets and liabilities, corresponding interest income and expense and resulting average yields or rates paid for the three and nine months ended September 30, 2023 and 2022. Average balances are derived from average daily balances. The loan and lease yields include amortization of deferred origination fees and costs which are considered adjustments to yields.

	Three Months Ended
	September 30, 2023			September 30, 2022
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Assets
Earning assets (2)(3)
Loans and leases - taxable (4)	$1,152,611	$16,768	5.82%	$1,045,474	$11,870	4.54%
Loans and leases - tax free (4)	55,100	577	4.19%	57,099	506	3.54%
Total loans (1)(2)	1,207,711	17,345	5.74%	1,102,573	12,376	4.49%
Securities-taxable	430,977	3,311	3.07%	438,339	2,796	2.55%
Securities-tax free	94,276	682	2.89%	113,629	875	3.08%
Total securities (1)(5)	525,253	3,993	3.04%	551,968	3,671	2.66%
Interest-bearing deposits in other banks and federal funds sold	18,874	243	5.15%	4,634	19	1.64%
Total earning assets	1,751,838	21,581	4.93%	1,659,175	16,066	3.87%
Non-earning assets	66,986			65,524
Allowance for credit losses	(13,080)			(13,677)
Total assets	$1,805,744			$1,711,022

Liabilities and Shareholders' Equity
Interest-bearing liabilities
Interest-bearing demand deposits	$676,034	3,342	1.98%	$807,522	802	0.40%
Savings deposits	134,050	97	0.29%	146,513	53	0.14%
Time deposits	346,261	3,007	3.47%	164,874	146	0.35%
Total interest-bearing deposits	1,156,345	6,446	2.23%	1,118,909	1,001	0.36%
Borrowed funds and other interest-bearing liabilities	215,801	2,664	4.94%	130,481	835	2.56%
Total interest-bearing liabilities	1,372,146	9,110	2.66%	1,249,390	1,836	0.59%
Demand deposits	287,846			318,656
Other liabilities	22,444			15,742
Shareholders' equity	123,308			127,234
Total liabilities and shareholder's equity	$1,805,744			$1,711,022

Net interest income/interest rate spread (6)		12,471	2.27%		14,230	3.28%
Tax equivalent adjustment		(264)			(290)
Net interest income as reported		$12,207			$13,940

Net interest margin (7)			2.85%			3.43%

(1)	Interest income is presented on a tax equivalent basis using a 21% rate.
(2)	Loans and leases are stated net of unearned income.
(3)	Non-accrual loans are included in loans within earning assets.
(4)	Interest income on loans and leases include the amortization of loan costs of $331 thousand and $195 thousand for the three months ended September 30, 2023 and 2022, respectively.
(5)	The yields for securities that are classified as available for sale is based on the average historical amortized cost.
(6)	Interest rate spread represents the difference between the average yield on interest earning assets and the cost of interest-bearing liabilities and is presented on a tax equivalent basis.
(7)	Net interest income as a percentage of total average interest earning assets.

	Nine Months Ended
	September 30, 2023			September 30, 2022
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Assets
Earning assets (2)(3)
Loans and leases - taxable (4)	$1,119,522	$46,324	5.52%	$1,005,006	$32,368	4.29%
Loans and leases - tax free (4)	54,775	1,668	4.05%	52,116	1,397	3.57%
Total loans (1)(2)	1,174,297	47,992	5.45%	1,057,122	33,765	4.26%
Securities-taxable	439,428	9,948	3.02%	439,765	7,778	2.36%
Securities-tax free	96,338	2,114	2.93%	108,926	2,482	3.04%
Total securities (1)(5)	535,766	12,062	3.00%	548,691	10,260	2.49%
Interest-bearing deposits in other banks and federal funds sold	18,861	672	4.75%	8,815	34	0.51%
Total earning assets	1,728,924	60,726	4.68%	1,614,628	44,059	3.64%
Non-earning assets	67,407			75,066
Allowance for loan and lease losses	(12,967)			(13,316)
Total assets	$1,783,364			$1,676,378

Liabilities and Shareholders' Equity
Interest-bearing liabilities
Interest-bearing demand deposits	$691,179	9,555	1.84%	$810,220	1,212	0.20%
Savings deposits	138,088	271	0.26%	143,649	99	0.09%
Time deposits	315,082	7,142	3.02%	157,000	360	0.31%
Total interest-bearing deposits	1,144,349	16,968	1.98%	1,110,869	1,671	0.20%
Borrowed funds and other interest-bearing liabilities	205,415	7,543	4.90%	97,558	1,229	1.68%
Total interest-bearing liabilities	1,349,764	24,511	2.42%	1,208,427	2,900	0.32%
Demand deposits	286,624			315,699
Other liabilities	22,980			14,244
Shareholders' equity	123,996			138,008
Total liabilities and shareholder's equity	$1,783,364			$1,676,378

Net interest income/interest rate spread (6)		36,215	2.26%		41,159	3.32%
Tax equivalent adjustment		(794)			(814)
Net interest income as reported		$35,421			$40,345

Net interest margin (7)			2.79%			3.40%

(1)	Interest income is presented on a tax equivalent basis using a 21% rate.
(2)	Loans and leases are stated net of unearned income.
(3)	Non-accrual loans are included in loans within earning assets.
(4)

Interest income on loans and leases include the amortization of loan costs of $918 thousand for the nine months ended September 30, 2023 and loan fees of $324 thousand for the nine months ended September 2022.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023 vs. 2022			2023 vs. 2022
	Increase (Decrease)			Increase (Decrease)
	Due to	Due to	Total	Due to	Due to	Total
(in thousands)	Volume	Rate	Change	Volume	Rate	Change
Interest income:
Loans and leases - taxable	$1,308	$3,590	$4,898	$3,988	$9,968	$13,956
Loans and leases - tax free	(18)	89	71	74	197	271
Total loans	1,290	3,679	4,969	4,062	10,165	14,227
Securities - taxable	(48)	563	515	(6)	2,176	2,170
Securities - tax free	(142)	(51)	(193)	(278)	(90)	(368)
Total securities	(190)	512	322	(284)	2,086	1,802
Interest-bearing deposits in other banks and federal funds sold	(15)	239	224	78	560	638
Total interest income	1,085	4,430	5,515	3,856	12,811	16,667

Interest expense:
Interest-bearing demand deposits	(151)	2,691	2,540	(204)	8,547	8,343
Savings deposits	(5)	49	44	(4)	176	172
Time deposits	318	2,543	2,861	690	6,092	6,782
Total interest-bearing deposits	162	5,283	5,445	482	14,815	15,297
Borrowed funds and other interest-bearing liabilities	756	1,073	1,829	2,311	4,003	6,314
Total interest expense	918	6,356	7,274	2,793	18,818	21,611
Net interest income	$167	$(1,926)	$(1,759)	$1,063	$(6,007)	$(4,944)

Provision for Credit Losses - Loans and Leases

The provision for credit losses is an expense charged against net interest income to provide for probable losses attributable to uncollectible loans and leases and is based on management’s analysis of the adequacy of the ACL. A release of reserves, resulting in a credit to the provision for credit losses, reflects the reversal of amounts previously charged to the ACL. Management closely monitors the loan portfolio and the adequacy of the ACL by considering the underlying financial performance of the borrower, collateral values and associated credit risks. Future material adjustments may be necessary to the provision for credit losses and the ACL if economic conditions or loan performance differ substantially from the assumptions management considered in its evaluation of the ACL. Management will continue to closely monitor FNCB's asset quality and adjust credit provisioning as appropriate. FNCB recorded a credit to the provision for credit losses of $270 thousand for the three-month period ended September 30, 2023 compared to a $513 thousand provision for credit losses for the three months ended September 30, 2022. The provision for credit losses totaled $1.5 million for the nine months ended September 30, 2023, an increase of $170 thousand, from $1.3 million for the same nine months of 2022. The increase in credit provisioning for the year-to-date period was primarily attributable to an increase in loan volumes.

Non-interest Income

For the three months ended September 30, 2023, non-interest income decreased $447 thousand, or 20.9%, to $1.7 million from $2.1 million for the three months ended September 30, 2022. The revenue decrease was largely due to unrealized losses recognized on equity securities, coupled with decreases in net gains on the sale of mortgage loans held for sale and other non-interest income. Stock volatility in the financial sector continued into the third quarter of 2023. As result, FNCB recognized net losses on equity securities of $233 thousand for the three months ended September 30, 2023, a $319 thousand increase compared to $86 thousand in gains on equity securities recognized for the same quarter of 2022. FNCB's holdings of equity securities are comprised primarily of common stock of publicly traded bank holding companies. Rising interest rates and several bank failures in 2023 has caused volatility in the financial services industry and has negatively impacted equity prices within this sector.  Net gains on the sale of mortgage loans held for sale in the third quarter of 2023 totaled $1 thousand, compared to net gains of $91 thousand for the same quarter of 2022, reflecting a reduction in mortgage activity due to the steep increase in mortgage rates. Other non-interest income was $137 thousand for the third quarter of 2023, a decrease of $158 thousand, or 53.6%, compared to $295 thousand for the same quarter of 2022. This decrease largely reflected a decrease in loan referral fees, specifically commissions received on loan swap transactions. These decreases in non-interest income were partially offset by an increase in wealth management services revenue. Wealth management services revenue generated from 1st Investment Services increased $128 thousand, or 117.4%, to $237 thousand for the three months ended September 30, 2023, compared to $109 thousand for the comparable period of 2022.

For the nine months ended September 30, 2023, non-interest income decreased $1.3 million, or 22.8%, to $4.3 million from $5.6 million for the nine months ended September 30, 2022. Similar to the quarterly period, the reduction in non-interest income resulted primarily from an unfavorable change in market value of equity securities, partially offset by a net gain realized on the sale of available-for-sale debt securities and an increase in revenue generated for wealth management services. FNCB recorded a net loss on equity securities of $1.8 million for the nine months ended September 30, 2023, an increase of $1.7 million, compared to a net loss on equity securities of $121 thousand recorded for the same period of 2022. Partially offsetting the increase in net loss on equity securities was a net gain realized on the sale of available-for-sale debt securities of $252 thousand for the nine months ended September 30, 2023, a favorable variance of $287 thousand compared to a net loss of $35 thousand realized on the sales of available-for-sale debt securities for the same period of 2022. Wealth management services revenue generated from 1st Investment Services increased $375 thousand, or 108.8%, to $720 thousand for the nine months ended September 30, 2023, compared to $345 thousand for the comparable period of 2022. The positive change in wealth management services revenue for both the quarter and year-to-date periods was reflective of FNCB's purchase of Chiaro Investment Services, LLC at the end of the third quarter of 2022.

Non-interest Expense

Non-interest expense increased $268 thousand, or 3.0%, to $9.3 million for the three months ended September 30, 2023, from $9.0 million for the three months ended September 30, 2022, which primarily reflected increases in salaries and benefits and merger and acquisition costs. Salaries and benefits increased $354 thousand, or 7.7%, to $4.9 million for the three months ended September 30, 2023, compared to $4.6 million for the same three-month period of 2022. This increase was coupled with $537 thousand in merger and acquisition costs recorded in the third quarter of 2023, which primarily included legal fees, coupled with data room charges, associated with the Merger Agreement. These increases were partially offset by a favorable change in the provision for unfunded commitments. FNCB recorded a credit for unfunded commitments of $235 thousand for the third quarter of 2023, compared to a provision for unfunded commitments of $338 thousand, for the respective quarter of 2022 due to a decrease in unfunded commitment balances.

For the nine months ended September 30, 2023, non-interest expense increased $515 thousand, or 2.0%, to $26.3 million, from $25.8 million for the same nine-month period of 2022, which was largely due to increases in salaries and employee benefits, merger and acquisition expenses and other non-interest expenses.  Salaries and employee benefits increased $1.1 million, or 8.0%, to $14.9 million for the nine months ended September 30, 2023, from $13.8 million for the same period of 2022, which primarily reflected higher full-time salaries and benefits associated with staff additions, in addition to an increase in starting salaries and salary ranges, to stay competitive in attracting and retaining qualified staff.  Merger and acquisition costs totaled $537 thousand for the year-to-date period of 2023. There were no such merger and acquisition costs recorded during the same period of 2022. Other non-interest expenses increased $486 thousand, or 23.5%, to $2.6 million for the nine months ended September 30, 2023, compared to $2.1 million for the same nine months in 2022, which was largely due to increases in legal, insurance and telecommunications expenses, expenses associated with the no-closing-cost home equity line of credit promotion, and increases in correspondent bank charges and servicing costs associated with purchased loan pools. These increases were slightly partially offset by a credit for unfunded commitments and a reduction in bank shares tax expense. For the nine months ended September 30, 2023, FNCB recorded a credit for unfunded commitments of $729 thousand, compared to a provision for unfunded commitments of $461 thousand for the nine months ended September 30, 2022. Bank shares tax decreased $415 thousand, or 38.0%, to $676 thousand for the nine months ended September 30, 2023, from $1.1 million for the same comparable period of 2022.

Provision for Income Taxes

FNCB recorded income tax expense of $2.3 million for the nine months ended September 30, 2023, a decrease of $988 thousand, or 30.3%, compared to income tax expense of $3.3 million for the same period of 2022. FNCB's effective tax rate increased to 19.13% at September 30, 2023, compared to 17.38% for the same period of 2022. The increase in income tax expense and the effective tax rate primarily reflected a timing difference related to the loss on equity securities recorded in the first nine months of 2023, compared to the same period of 2022.

FINANCIAL CONDITION

Assets

Total assets increased $81.2 million, or 4.7%, to $1.827 billion at September 30, 2023 from $1.746 billion at December 31, 2022. The change in total assets primarily reflected increases in loans and leases and cash and cash equivalents, partially offset by a decrease in available-for-sale debt securities, as security repayments were used to fund loan originations. Loans and leases, net of the ACL, increased $83.5 million, or 7.5%, to $1.194 billion at September 30, 2023 from $1.110 billion at December 31, 2022. The increase in loans and leases was largely concentrated in commercial and industrial loans reflecting strong demand for the equipment financing product offering. Cash and cash equivalents increased $35.2 million, or 83.9%, to $77.1 million at September 30, 2023, from $41.9 million at December 31, 2022. Available-for-sale debt securities decreased $39.0 million, or 8.2%, to $437.1 million at September 30, 2023 from $476.1 million at December 31, 2022. Total deposits increased $81.7 million, or 5.8%, to $1.502 billion at September 30, 2023 from $1.421 billion at December 31, 2022. Total borrowed funds outstanding at September 30, 2023, were $186.7 million, an increase of $4.3 million, or 2.4%, from $182.4 million at December 31, 2022.

Cash and Cash Equivalents

Cash and cash equivalents increased $35.2 million, or 83.9%, to $77.1 million at September 30, 2023 from $41.9 million at December 31, 2022. The increase in cash and cash equivalents resulted primarily from an increase of $81.7 million in total deposits, including brokered deposits, net activity related to available-for-sale debt securities of $27.9 million and a net increase of $4.4 million in advances through the FHLB of Pittsburgh. Funds received from deposits and borrowed funds, along with net cash generated from available-for-sale debt securities, were used to fund demand for FNCB's lending products, resulting in an increase in loans and leases, net of deferred loan origination fees and costs and unearned income, of $81.4 million.

Securities

FNCB’s investment securities portfolio provides a source of liquidity needed to meet expected loan demand and interest income to increase profitability. Additionally, the investment securities portfolio is used to meet pledging requirements to secure public deposits and for other purposes. Debt securities are classified as either held-to-maturity or available-for-sale at the time of purchase based on management's intent. Held-to-maturity securities are carried at amortized cost, while available-for-sale securities are carried at fair value, with unrealized holding gains and losses reported as a component of shareholders’ equity in accumulated other comprehensive income (loss), net of tax. At September 30, 2023 and December 31, 2022, all debt securities were classified as available-for-sale. Equity securities with readily determinable fair values are carried at fair value, with gains and losses due to fluctuations in market value included in non-interest income in the consolidated statements of income. Securities with limited marketability and/or restrictions, such as FHLB of Pittsburgh stock, are carried at cost. Management monitors the investment portfolio regularly. Decisions to purchase or sell investment securities are based upon management’s current assessment of long-term and short-term economic and financial conditions, including the interest rate environment and asset/liability management, liquidity and tax-planning strategies.

At September 30, 2023, FNCB's investment portfolio was comprised principally of available-for-sale debt securities including, fixed-rate, taxable and tax-exempt obligations of state and political subdivisions, and fixed-rate and floating-rate securities issued by U.S. government or U.S. government-sponsored agencies, which include mortgage-backed securities and residential and commercial collateralized mortgage obligations (“CMOs”). FNCB also holds fixed- and floating-rate investments in private CMOs, corporate debt securities, asset-backed securities and U.S. Treasury securities. Additionally, FNCB holds equity investments in the common and preferred stock of certain publicly-traded and privately-held bank holding companies. Except for U.S. government and government-sponsored agencies, there were no securities of any individual issuer that exceeded 10.0% of shareholders’ equity at September 30, 2023.

The majority of FNCB's debt securities are fixed-rate instruments and inherently subject to interest rate risk, as the value of fixed-rate securities fluctuates with changes in interest rates. U.S. Treasury rates increased in the first nine months of 2023 as the FOMC continued to tighten monetary policy. The 2-year U.S. Treasury rate increased 62 basis points to 5.03% at September 30, 2023 from 4.41% at December 31, 2022, while the 10-year U.S. Treasury rate increased 71 basis points to 4.59% at September 30, 2023 from 3.88% at December 31, 2022. Generally, a security's value reacts inversely with changes in interest rates. Available-for-sale securities are carried at fair value, with unrealized gains or losses reported in the accumulated other comprehensive income or loss component of shareholder's equity net of deferred income taxes. At September 30, 2023, FNCB reported a net unrealized holding loss, included in accumulated other comprehensive loss, of $56.5 million, net of deferred income taxes of $15.0 million, an increase of $7.7 million, or 15.8%, compared to a net unrealized holding loss of $48.8 million, net of deferred income taxes of $13.0 million, at December 31, 2022. Any further increase in interest rates could result in further depreciation in the fair value of FNCB's securities portfolio and capital position. However, changes in the fair value of available-for-sale securities does not have an impact on FNCB's regulatory capital ratios, as accumulated other comprehensive income and loss related to available-for-sale debt securities is excluded from regulatory capital.

The following table presents the composition of available-for-sale debt securities at September 30, 2023 and December 31, 2022:

Composition of Available-for-Sale Debt Securities

	September 30, 2023		December 31, 2022
(dollars in thousands)	Fair Value	% of Portfolio	Fair Value	% of Portfolio
Available-for-sale debt securities:
U.S. treasuries	$31,943	7.31%	$32,134	6.75%
Obligations of state and political subdivisions	190,339	43.54%	220,782	46.37%
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	73,291	16.77%	80,407	16.89%
Collateralized mortgage obligations - commercial	3,305	0.75%	3,329	0.70%
Mortgage-backed securities	16,131	3.69%	20,663	4.34%
Private collateralized mortgage obligations	69,933	16.00%	72,507	15.23%
Corporate debt securities	30,678	7.02%	30,672	6.44%
Asset-backed securities	20,864	4.77%	14,941	3.14%
Negotiable certificates of deposit	658	0.15%	656	0.14%
Total available-for-sale debt securities	$437,142	100.00%	$476,091	100.00%

Available-for-sale debt securities decreased $39.0 million, or 8.2%, to $437.1 million at September 30, 2023 from $476.1 million at December 31, 2022, as the majority of funds received from sales, maturities and repayments were redirected to fund loan demand. During the nine months ended September 30, 2023, FNCB sold twelve tax-exempt municipal debt securities, with an aggregate amortized cost of $10.1 million and a weighted average yield of 3.85%. Gross proceeds received from the sales totaled $10.4 million. FNCB realized a net gain of $252 thousand upon the sale, which is included in non-interest income in the consolidated statements of income. Purchases of available-for-sale debt securities during the nine months ended September 30, 2023 included one corporate debt security with a principal balance of $1.5 million, four private CMOs with a total principal balance of $5.9 million and four private asset-backed securities with a total principal balance of $7.5 million. The purchases had a weighted-average yield of 8.04%.

Management continually monitors the investment portfolio for credit worthiness, value, and yield. Semi-annually, management engages a third-party consultant to review the municipal portfolio to determine if there is any undue credit risk within the portfolio. As part of the independent review, each security is compared to their "portfolio credit benchmark" to identify which securities may contain more than a minimal risk of payment default.  Based on their semi-annual review as of June 30, 2023, the third-party consultant concluded that each municipal security held within the portfolio met or exceeded the benchmark and that none of the securities required further review. The next third-party review is scheduled for December 31, 2023. Management also monitors municipal securities monthly using a third-party Municipal Surveillance Report that identifies events related to the issuer that may indicate a deterioration in credit quality. Management noted no events that would indicate a deterioration in credit quality of any issuer during the first nine months of 2023.

The following table presents the weighted-average yields of available-for-sale debt securities by major category and maturity period at September 30, 2023. Yields are calculated on the basis of the amortized cost and weighted for the scheduled maturity of each security. The yields on tax-exempt obligations of state and political subdivisions are presented on a tax-equivalent basis using the federal corporate income tax rate of 21.0%. Because residential, commercial and private collateralized mortgage obligations, mortgage-backed securities and asset-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following summary.

Maturity Distribution of Available-for-Sale Debt Securities

	September 30, 2023
	Within One Year	>1 - 5 Years	6 - 10 Years	Over 10 Years	Collateralized Mortgage Obligations, Mortgage-Backed and Asset-Backed Securities	Total
Available-for-sale debt securities:
U.S. treasuries	-	1.17%	-	-	-	1.17%
Obligations of state and political subdivisions	2.97%	2.97%	2.28%	2.37%	-	2.50%
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	-	-	-	-	2.55%	2.55%
Collateralized mortgage obligations - commercial	-	-	-	-	1.99%	1.99%
Mortgage-backed securities	-	-	-	-	2.71%	2.71%
Private collateralized mortgage obligations	-	-	-	-	3.89%	3.89%
Corporate debt securities	-	8.50%	4.61%	-	-	4.77%
Asset-backed securities	-	-	-	-	6.96%	6.96%
Negotiable certificates of deposit	-	1.02%	-	-	-	1.02%
Weighted average yield	2.97%	2.25%	3.31%	2.37%	3.49%	2.97%

Evaluation for Credit Impairment

Management performed a review of all securities in an unrealized loss position as of September 30, 2023 and noted that there was no material change in the credit quality of any of the issuers or any other event or circumstance that may cause a significant adverse effect on the fair value of these securities. Moreover, to date, FNCB has received all scheduled principal and interest payments and expects to fully collect all future contractual principal and interest payments on all securities in an unrealized loss position at September 30, 2023. Based on the results of its review and considering the attributes of these debt securities, management concluded that changes in the fair values of the securities were consistent with movements in market interest rates and spreads relative to when the securities were purchased and not due to the credit quality of the securities or issuers. Accordingly, management determined that FNCB was not required to establish an ACL for any security in an unrealized loss position at September 30, 2023.

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

Total loans and leases, net of deferred fees and costs and unearned income, increased $81.4 million, or 7.2%, to $1.206 billion at September 30, 2023 from $1.124 billion at December 31, 2022. The growth in the loan portfolio was concentrated in commercial and industrial and municipal loans, which was primarily due to originations generated through the commercial equipment financing product line, including simple interest loans and direct finance and municipal leases. Simple interest loans and direct finance leases are included in commercial and industrial loans and leases, while municipal leases are included in state and municipal subdivision loans and leases. Additionally, FNCB experienced modest demand for loans in the commercial real estate and construction, land acquisition and development categories, while demand for consumer loans declined due to higher market rates.

The majority of FNCB’s loan portfolio consists of loans secured by real estate. Real estate secured loans, which include commercial real estate, construction, land acquisition and development, and residential real estate loans, increased $5.2 million, or 0.8%, to $697.8 million at September 30, 2023 from $692.6 million at December 31, 2022. Despite the increase, the ratio of real estate secured loans to total loans and leases decreased to 57.9% of total loans at September 30, 2023 compared to 61.6% at December 31, 2022, which reflected strong demand for commercial equipment financing.

Commercial real estate loans increased $3.4 million, or 0.9%, to $379.7 million at September 30, 2023 from $376.3 million at December 31, 2022. Commercial real estate loans include long-term commercial mortgage financing and are primarily secured by first or second lien mortgages. Commercial and industrial loans and leases, consist primarily of equipment loans, working capital financing, revolving lines of credit and loans secured by cash and marketable securities. Commercial and industrial loans and leases increased $76.3 million, or 28.0%, to $348.7 million at September 30, 2023 from $272.4 million at December 31, 2022, which was primarily due to equipment loan and lease origination through 1st Equipment Finance during the nine months ended September 30, 2023. The majority of equipment financing loans and leases were originated through indirect, third-party dealers. Construction, land acquisition and development loans increased $7.1 million, or 10.7%, to $73.3 million at September 30, 2023 from $66.2 million at December 31, 2022.

Residential real estate loans include fixed-rate and variable-rate, amortizing mortgage loans, home equity term loans and home equity lines of credit ("HELOCs"). FNCB primarily underwrites fixed-rate residential mortgage loans for sale in the secondary market to reduce interest rate risk and provide funding for additional loans. Due to transition within its retail lending unit in 2023, FNCB is utilizing a third-party broker to originate saleable 1-4 family residential mortgage loans. Additionally, during the third quarter of 2023, FNCB established a correspondent relationship with a third party to underwrite and purchase saleable mortgage loans from FNCB. The correspondent relationship provides for the purchase of the loans with servicing releases, which provides for the release of FNCB's servicing and administrative responsibilities. FNCB continues to offer its proprietary “WOW” mortgage product, which is a non-saleable mortgage with maturity terms of 7.5 to 19.5 years that provides customers with an attractive fixed interest rate and low closing costs and home equity lines of credit. During the nine months ended September 30, 2023, FNCB offered customers a promotional no closing cost, no fee home equity line of credit. Residential real estate loans totaled $244.8 million at September 30, 2023, a decrease of $5.3 million, or 2.1%, from $250.1 million at December 31, 2022. The decrease in residential real estate loans reflects the transition within the retail lending unit as well as lower demand for residential mortgages due to higher interest rates.

Consumer loans primarily include indirect automobile loans and secured and unsecured personal loans. Consumer loans decreased by $6.4 million, or 6.8%, to $88.1 million at September 30, 2023 from $94.5 million at December 31, 2022, largely due to the run-off of the indirect loan portfolio. Loans and leases to state and political subdivisions increased $6.4 million, or 9.9%, to $71.2 million at September 30, 2023 from $64.8 million at December 31, 2022.

The following table presents loans and leases receivable, net by segment at September 30, 2023 and December 31, 2022:

Loan and Lease Portfolio Detail

	September 30, 2023		December 31, 2022
(dollars in thousands)	Amount	% of Total Loans, Gross	Amount	% of Total Loans, Gross
Residential real estate	$244,762	20.30%	$250,221	22.28%
Commercial real estate	379,663	31.49%	376,976	33.56%
Construction, land acquisition and development	73,265	6.08%	66,555	5.92%
Commercial and industrial	348,749	28.92%	272,024	24.22%
Consumer	88,084	7.30%	92,612	8.24%
State and political subdivisions	71,229	5.91%	64,955	5.78%
Total loans and leases (1)	1,205,752	100.00%	1,123,343	100.00%
Unearned income	-		(810)
Net deferred origination fees	-		1,784
Allowance for credit losses	(12,149)		(14,193)
Loans and leases, net	$1,193,603		$1,110,124
(1) In accordance with the adoption of ASU 2016-13, September 30, 2023 balances are reported at the amortized cost basis, to include net deferred origination fees and unearned income.

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

The following table presents information about non-performing assets at September 30, 2023 and December 31, 2022:

Non-performing Assets

	September 30,	December 31,
(dollars in thousands)	2023	2022
Non-accrual loans	$5,084	$2,763
Loans past due 90 days or more and still accruing	59	79
Total non-performing loans	5,143	2,842
Other non-performing assets	1,647	1,773
Total non-performing assets	$6,790	$4,615

Non-performing loans as a percentage of total loans	0.43%	0.25%
Non-performing assets as a percentage of total assets	0.37%	0.26%
Allowance for credit losses as a percentage of total loans and lease, net	1.01%	1.26%
Allowance for credit losses to non-accrual loans and leases	238.97%	513.68%
Allowance for credit losses to non-performing loans and leases	236.22%	499.40%
Allowance for credit losses to non-performing assets	178.92%	307.54%

Total non-performing assets increased $2.2 million, or 47.1%, to $6.8 million at September 30, 2023 from $4.6 million at December 31, 2022. The increase reflected an increase in non-performing loans, partially offset by a reduction in other non-performing assets. Non-performing loans, which include non-accrual loans and loans past due 90 days or more and still accruing, increased $2.3 million, or 81.0%, to $5.1 million at September 30, 2023 from $2.8 million at December 31, 2022, while other non-performing assets decreased $0.2 million, or 7.1%, to $1.6 million at September 30, 2023 from $1.8 million at December 31, 2022. FNCB’s ratio of non-performing loans to total gross loans increased to 0.43% at September 30, 2023 from 0.25% at December 31, 2022. FNCB is beginning to experience some asset quality stress as evidenced by an increase in total delinquent loan balances, of $1.5 million to $3.6 million at September 30, 2023, from $2.1 million at December 31, 2022. Total delinquencies as a percentage of total loans and leases, increased 27 basis points to 0.72% at September 30, 2023, compared to 0.45% at December 31, 2022. In addition, net loans charge-offs increased $981 thousand to $912 thousand, or 0.10% of average loans and leases, for the nine months ended September 30, 2023, compared to net recoveries of $69 thousand, or 0.01% of average loans and leases, for the same period of 2022. The majority of the increase in net charge-offs was concentrated in consumer loans, reflective of inflationary pressures and higher interest rates.

Other non-performing assets was comprised solely of a classified account receivable, the balance of which was $1.6 million at September 30, 2023 and $1.8 million at December 31, 2022. The receivable is secured by an evergreen letter of credit that was received in 2011 as part of a settlement agreement for a large construction, land acquisition and development loan for a residential development project in the Pocono region of Monroe County, Pennsylvania. The agreement provides for payment to FNCB as real estate building lots are sold to third parties or occupancy permits granted for use in a Timeshare development. The project was stalled due to a decline in real estate values in this area following the financial crisis of 2008. In 2019, economic development in this market area began improving and the developer for this project had resumed construction activity, including the completion of substantial infrastructure, and had increased marketing and sales initiatives related to the project. Since 2020, numerous units have been developed and the project continues to be active.  A multi-unit building was completed and occupied in 2020 resulting in a first payment of $127 thousand in the second quarter of 2021.  A second payment was received in the amount of $126 thousand payment in the second quarter of 2023. Management continues to closely monitor this project and has noted an increase in construction activity related to this project including the construction of additional multi-unit buildings and a pool/spa building. Accordingly, FNCB anticipates receiving additional payments during the remainder of 2023.

While FNCB's asset quality has remained favorable, management believes continued economic uncertainty related to supply-chain constraints, inflation, and the resulting increase in interest rates could affect borrowers' ability to repay loans, which may have a negative impact on asset quality including, increases in loan delinquencies, non-performing loans, loan charge-offs and foreclosures.

The following table presents the changes in non-performing loans for the three and nine months ended September 30, 2023 and 2022.

Changes in Non-Performing Loans

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Balance, beginning of period	$3,760	$2,778	$2,842	$3,863
Loans newly placed on non-accrual	2,371	658	5,431	1,356
Change in loans past due 90 days or more and still accruing	10	60	(20)	74
Loans charged-off	(793)	(394)	(2,065)	(760)
Loans sold	-	-	-	(925)
Loan payments received	(205)	(374)	(1,045)	(880)
Balance, end of period	$5,143	$2,728	$5,143	$2,728

The following table presents accruing loan delinquencies and non-accrual loans as a percentage of gross loans at September 30, 2023 and December 31, 2022:

Loan Delinquencies and Non-Accrual Loans

	September 30,	December 31,
	2023	2022
Accruing:
30-89 days	0.30%	0.19%
90+ days	0.00%	0.01%
Non-accrual	0.42%	0.25%
Total delinquencies	0.72%	0.45%

Allowance for Credit Losses

The ACL equaled $12.2 million at September 30, 2023, compared to $14.2 million at December 31, 2022. The decrease resulted from a $2.6 million adjustment from the impact of the adoption of ASU 2016-13, on January 1, 2023, coupled with net charge-offs of $912 thousand, partially offset by a provision for credit losses of $1.5 million, for the nine months ended September 30, 2023.  The ratio of the ACL to total loans and leases decreased to 1.01% of total loans and leases, net of net deferred loan origination fees and unearned income at September 30, 2023 from 1.26% of total loans at December 31, 2022.

The following table presents an allocation of the ACL by major loan category and percent of loans in each category to total loans at September 30, 2023 and December 31, 2022:

Allocation of the ACL

	September 30, 2023		December 31, 2022
		Percentage		Percentage
		of Loans		of Loans
		in Each		in Each
		Category		Category
	Allowance	to Total	Allowance	to Total
(dollars in thousands)	Amount	Loans	Amount	Loans
Residential real estate	$1,217	20.30%	$2,215	22.28%
Commercial real estate	2,703	31.49%	4,193	33.55%
Construction, land acquisition and development	1,341	6.08%	747	5.92%
Commercial and industrial	5,164	28.92%	4,099	24.22%
Consumer	1,331	7.30%	1,307	8.25%
State and political subdivisions	393	5.91%	503	5.78%
Unallocated	-	-	1,129	-
Total	$12,149	100.00%	$14,193	100.00%

The following table presents an analysis of the ACL by loan category for the three and nine months ended September 30, 2023 and 2022:

Reconciliation of the ACL

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(dollars in thousands)	2023	2022	2023	2022
Balance at beginning of period	$12,873	$13,381	$14,193	$12,416
Impact of ASU 2016-13	-	-	(2,636)	-
Charge-offs:
Residential real estate	-	-	5	3
Commercial real estate	-	-	-	-
Construction, land acquisition and development	-	-	-	-
Commercial and industrial	344	17	436	49
Consumer	474	394	1,706	757
State and political subdivisions	-	-	-	-
Total charge-offs	818	411	2,147	809
Recoveries of charged-off loans:
Residential real estate	-	3	-	3
Commercial real estate	67	18	172	242
Construction, land acquisition and development	-	11	-	11
Commercial and industrial	7	12	30	23
Consumer	290	292	1,033	599
State and political subdivisions	-	-	-	-
Total recoveries	364	336	1,235	878
Net charge-offs (recoveries)	454	75	912	(69)
Provision for credit losses	(270)	513	1,504	1,334
Balance at end of period	$12,149	$13,819	$12,149	$13,819

Net charge-offs (recoveries) as a percentage of average loans and leases (annualized)	0.15%	0.03%	0.10%	(0.01)%

Liabilities

Total liabilities, which consist primarily of total deposits and borrowed funds, increased $82.4 million, or 5.1%, to $1.709 billion at September 30, 2023 from $1.627 billion at December 31, 2022. The increase was due primarily to deposit growth, coupled with an increase in borrowed funds. Total deposits were $1.502 billion at September 30, 2023, an increase of $81.7 million, or 5.8%, from $1.421 billion at December 31, 2022, which reflected an increase in interest-bearing deposits, partially offset by a modest reduction in non-interest-bearing demand deposits. Due to rising interest rates and increased deposit competition within the financial services industry, including FNCB's market area, FNCB experienced deposit migration from non-maturity deposits into time deposits, which resulted from the utilization of certificate of deposit specials to attract new deposits and retain current customers. Additionally, FNCB experienced normal seasonality within its municipal deposit base, and the need for greater utilization of wholesale funding, including brokered time deposits and advances through the FHLB of Pittsburgh and Federal Reserve Bank. Total interest-bearing deposits increased $89.8 million, or 8.1%, to $1.205 billion at September 30, 2023, from $1.115 billion at December 31, 2022. Specifically, total time deposits increased $179.3 million, or 12.6%, to $337.2 million at September 30, 2023, compared to $157.9 million at December 31, 2022. The increase in total time deposits was primarily concentrated in brokered certificates of deposits, as FNCB utilized wholesale sources as an alternative to advances through the FHLB of Pittsburgh. Additionally, in response to the general increase in interest rates and market demand, FNCB initiated several certificate of deposit specials in the first quarter of 2023.  The increase in time deposits was partially offset by decreases in non-interesting bearing demand deposits, as well as interest-bearing demand deposits and savings deposits. Non-interest-bearing demand deposits decreased $8.1 million, or 2.7%, to $297.7 million at September 30, 2023, from $305.9 million at December 31, 2022. Interest-bearing demand deposits totaled $734.4 million at September 30, 2023, a decrease of $74.1 million, or 9.2%, compared to $808.5 million at December 31, 2022. Savings deposits decreased $15.4 million, or 10.4%, to $133.0 million at September 30, 2023, compared to $148.4 million at December 31, 2022. Total borrowed funds increased $4.3 million, or 2.4%, to $186.7 million at September 30, 2023, from $182.4 million at December 31, 2022, which was comprised of $176.4 million in FHLB of Pittsburgh advances and $10.3 million in junior subordinated debentures.

Equity

Total shareholders’ equity decreased $1.1 million, or 1.0%, to $117.8 million at September 30, 2023 from $118.9 million at December 31, 2022. The decrease in shareholders' equity was primarily attributable to a $7.2 million, or 14.9%, increase in the accumulated other comprehensive loss, coupled with year-to-date dividends declared of $5.3 million. Year-to-date net income of $9.6 million and cumulative effect adjustment related to the adoption of ASU 2016-13 of $1.1 million partially offset the decreases to capital. FNCB Bank was considered well capitalized with total risk-based capital and Tier 1 leverage ratios were 13.21% and 9.11% at September 30, 2023, respectively. On a per share basis, dividends declared totaled $0.270 per share for the nine months ended September 30, 2023, an increase of $0.030 per share, or 12.5%, compared to $0.240 per share for the nine months ended September 30, 2022. On October 25, 2023, FNCB's Board of Directors declared a dividend of $0.090 per share for the fourth quarter of 2023.

The Bank's total regulatory capital increased $11.8 million, or 6.9%, to $181.8 million at September 30, 2023 from $170.0 million at December 31, 2022. FNCB Bank's total risk-based capital and Tier 1 leverage ratios were 13.21% and 9.11%, respectively, at September 30, 2023, compared to 13.11% and 8.77%, respectively, at December 31, 2022. The Bank's risk-based capital ratios exceeded the minimum regulatory capital ratios required for well capitalized under prompt corrective action regulations. Based on the most recent notification from its primary regulator, the Bank was considered well capitalized at September 30, 2023 and December 31, 2022. There were no conditions or events since that notification that management believes would have changed this capital designation.

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

The consolidated statements of cash flows present the change in cash and cash equivalents from operating, investing and financing activities. Cash and due from banks and interest-bearing deposits in other banks, which comprise cash and cash equivalents, are FNCB’s most liquid assets. At September 30, 2023, cash and cash equivalents totaled $77.1 million, an increase of $35.2 million compared to $41.9 million at December 31, 2022, as net cash inflows provided by financing and operating activities were partially offset by net cash outflows provided used in investing activities. Financing activities include deposit gathering, changes in utilization of borrowed funds and capital-related initiatives. During the first nine months of 2023, financing activities provided $80.8 million in net cash, which resulted primarily from a net increase in deposits of $81.7 million and the net proceeds from overnight and term advances through FHLB of Pittsburgh, of $4.4 million. Net cash received from deposit gathering and borrowed funds were partially offset by the $5.3 million in cash dividends paid to FNCB's shareholders during the nine months ended September 30, 2023. Operating activities include net income, adjusted for the effects of non-cash transactions including, among others, depreciation and amortization and the provision for credit losses, and is the primary source of cash flows from operations. For the nine months ended September 30, 2023, operating activities provided FNCB with $10.0 million in net cash, which reflected net income of $9.6 million, coupled with non-cash positive adjustments of $0.4 million. Partially offsetting these net inflows were net cash outflows used in investing activities that totaled $55.6 million for the nine months ended September 30, 2023. Specifically, FNCB's net lending activities used $82.9 million in net cash and $15.0 million was utilized in the purchase of available-for-sale debt securities. These investing cash outflows were slightly offset by $10.4 million in cash proceeds received from the sale of available-for-sale debt securities, and $32.5 million of cash provided from maturities, calls and principal payments of available-for-sale debt securities.

Management is actively monitoring FNCB's liquidity position and capital adequacy in light of the changing circumstances related to economic uncertainty, several recent bank failures, liquidity constraints, current inflation levels, rising interest rates and increased competition. Management believes FNCB's current liquidity position and available sources of liquidity were sufficient to meet its cash flow needs and fulfill its obligations at  September 30, 2023. In addition to cash and cash equivalents of $77.1 million at  September 30, 2023, FNCB had ample sources of additional liquidity including approximately $133.3 million in available borrowing capacity from the FHLB of Pittsburgh, and $123.3 million and $28.3 million in available borrowing capacity, respectively, under the Federal Reserve Discount Window BIC and BTFP programs. FNCB also has available unsecured federal funds lines of credit totaling $50.0 million at  September 30, 2023, as well as access to various wholesale deposit markets. While management believes FNCB has adequate liquidity to meet its cash flow needs, they are keenly aware that changes in general economic conditions, including inflation, further increases in interest rates and competition, among other factors, could pose potential stress on liquidity should deposits begin exiting the Bank or FNCB's asset quality deteriorates. Additionally, FNCB could experience an increase in the utilization of existing lines of credit as customers manage their own liquidity needs during this time of economic uncertainty. Management continually monitors FNCB's liquidity positions and sources of available liquidity in relation to funding and cash flow needs and evaluates potential sources of additional liquidity.

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

On March 15, 2022, President Biden signed into law the “Adjustable Interest Rate (LIBOR) Act,” as part of the Consolidated Appropriations Act, 2022, which provides for a statutory transition to a replacement rate selected by the Federal Reserve based on the SOFR for contracts referencing LIBOR that contain no fallback provisions or ineffective fallback provisions, unless a replacement rate is selected by a determining person as outlined in the statute. On December 16, 2022, the Federal Reserve adopted a final rule implementing the Adjustable Interest Rate (LIBOR) Act by identifying benchmark rates based on SOFR that will replace LIBOR in certain financial contracts after June 30, 2023. FNCB had various loans, investments, borrowings and interest rate swap contracts that were indexed to USD-LIBOR. As of June 30, 2023, FNCB was fully compliant with the Adjustable Interest Rate (LIBOR) Act and had transitioned substantially all of its financial instruments to an alternative benchmark rate.

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

While ALCO regularly performs a wide variety of simulations under various strategic balance sheet and treasury yield curve scenarios, the following results reflect FNCB’s sensitivity over the subsequent twelve months based on the following assumptions:

●	asset and liability levels using September 30, 2023 as a starting point;
●	cash flows are based on contractual maturity and amortization schedules with applicable prepayments derived from internal historical data and external sources; and
●	cash flows are reinvested into similar instruments so as to keep interest-earning asset and interest-bearing liability levels constant.

The following table illustrates the simulated impact of parallel and instantaneous interest rate shocks of +400 basis points, +200 basis points, and -200 basis points on net interest income and the change in economic value over a one-year time horizon from the September 30, 2023 levels:

	Rates +200		Rates +400		Rates -200
	Simulation Results	Policy Limit	Simulation Results	Policy Limit	Simulation Results	Policy Limit
Earnings at risk:
Percent change in net interest income	(5.1)%	(12.5)%	(8.6)%	(20.0)%	(0.4)%	(12.5)%

Economic value at risk:
Percent change in economic value of equity	(5.0)%	(20.0)%	(10.7)%	(35.0)%	1.0%	(20.0)%

Model results from the simulation at September 30, 2023 indicated that FNCB exhibited moderate interest sensitivity to changes in interest rates over the next twelve months. According to the model results at September 30, 2023, in comparison to the base case, net interest income is expected to decrease 5.1% under a +200-basis point interest rate shock. Additionally, under a parallel shift in interest rates of +200 basis points, FNCB's economic value of equity ("EVE") is expected to decrease 5.0%. FNCB's interest sensitivity improved in the rates down scenario but increased moderately in the rates up scenarios as compared to model results at June 30, 2023. Management reviews FNCB's ALCO position quarterly, or more frequently as necessary, and implements balance strategies to adjust exposure to changes in interest rates as appropriate. Strategies include, among others, adjusting terms on wholesale funding, utilizing interest rate swap transactions and implementing rate floors on lending arrangements, as appropriate. Model results at June 30, 2023 indicated a decrease to net interest income 2.9% under a -200 basis point interest rate shock and a decrease of 3.2% under a +200-basis point interest rate shock. All modeled exposures to net interest income and EVE for the next twelve-month horizon are within internal ALCO policy guidelines.

Despite FOMC actions, inflation, while improving, has remained elevated in during the first nine months of 2023. The FOMC continued its tightening stance with four additional 25-basis point rate increases, on February 1, 2023, March 2, 2023, May 3, 2023 and July 26, 2023. Additionally, the FOMC has indicated that additional rate increases in 2023 may be necessary to control inflation. Model results at September 30, 2023 indicate that FNCB's asset/liability position becomes asset sensitive in Years 2-5 of the model, which would imply that net interest income would benefit from rising interest rates. This analysis does not represent a forecast for FNCB and should not be relied upon as being indicative of expected operating results. These simulations are based on numerous assumptions, including but not limited to, the nature and timing of interest rate levels, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment/replacements of asset and liability cash flows, and other factors. While assumptions reflect current economic and local market conditions, FNCB cannot make any assurances as to the predictive nature of these assumptions, including changes in interest rates, customer preferences, competition and liquidity needs, or what actions ALCO might take in responding to these changes.

As previously mentioned, as part of its ongoing monitoring, ALCO requires quarterly back testing of modeling results, which involves after-the-fact comparisons of projections with FNCB’s actual performance to measure the validity of assumptions used in the modeling techniques. As part of its quarterly review, management compared tax-equivalent net interest income recorded for the three months ended September 30, 2023 with tax-equivalent net interest income that was projected for the same three-month period. There was a negative variance between actual and projected tax-equivalent net interest income for the three-month period ended September 30, 2023 of approximately $376 thousand, or 3.0%. The variance primarily reflected higher actual interest expense on deposits and wholesale borrowings, due primarily to actual higher funding costs than those used in projections. The variance in funding costs was largely due to a continued increase in market rates. ALCO performs a detailed rate/volume analysis between actual and projected results in order to continue to improve the accuracy of its simulation models.

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

For the three and nine months ended September 30, 2023, FNCB did not engage in any off-balance sheet transactions that would have or would be reasonably likely to have a material effect on its consolidated financial condition.

Item 3 — Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in FNCB’s exposure to market risk during the nine months ended September 30, 2023.  For discussion of FNCB’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in FNCB’s Form 10-K for the year ended December 31, 2022.

Item 4 — Controls and Procedures

FNCB’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of FNCB’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on that evaluation, FNCB’s Chief Executive Officer and Chief Financial Officer concluded FNCB’s disclosure controls and procedures were effective as of September 30, 2023.

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

There have been no changes in the status of the other litigation, if any, disclosed in FNCB’s 2022 Annual Report.

Item 1A — Risk Factors.

In addition to the risks set forth below and the information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the “Risk Factors” included under Item 1A. to Part I of the 2022 Annual Report. You should be aware that these risk factors and other information may not describe every risk facing FNCB. Additional risks and uncertainties not currently known to us or that we currently deem to be remote or insignificant could adversely affect our business, financial condition and results of operations.

Risks Related to FNCB’s Pending Merger with PFIS

Because the market price of PFIS common stock will fluctuate, the value of the merger consideration to be received by our shareholders may change.

On September 27, 2023, FNCB announced the signing of the Agreement and Plan of Merger (the “Merger Agreement”) with PFIS, pursuant to which FNCB will merge with and into PFIS, with PFIS as the surviving entity. Under the terms of the Merger Agreement, each share of Company common stock (other than certain shares held by FNCB or PFIS), will be converted into the right to receive 0.1460 shares of common stock of PFIS. The closing price of PFIS common stock on the date that the merger is completed may vary from the closing price of PFIS common stock on the date PFIS and FNCB announced the signing of the PFIS Merger Agreement and the date of the special meeting of Company shareholders regarding the merger. Because the merger consideration is determined by a fixed exchange ratio, FNCB shareholders will not know or be able to calculate the value of the shares of PFIS common stock they will receive upon completion of the merger. Any change in the market price of PFIS common stock prior to completion of the merger may affect the value of the merger consideration. Stock price changes may result from a variety of factors, including general market and economic conditions, changes in the companies’ respective businesses, operations and prospects, and regulatory considerations, among other things. Many of these factors are beyond the control of PFIS and FNCB.

Regulatory approvals may not be received, may take longer than expected or may impose conditions that are not presently anticipated or cannot be met.

Before the transactions contemplated by the Merger Agreement may be completed, various approvals must be obtained from bank regulatory authorities. In determining whether to grant these approvals, the applicable regulatory authorities consider a variety of factors, including the competitive impact of the proposal in the relevant geographic markets; financial, managerial and other supervisory considerations of each party; convenience and needs of the communities to be served and the record of the insured depository institution subsidiaries under the Community Reinvestment Act of 1977 and the regulations promulgated thereunder; effectiveness of the parties in combating money laundering activities; any significant outstanding supervisory matters; and the extent to which the proposal would result in greater or more concentrated risks to the stability of the United States banking or financial system. These regulatory authorities may impose conditions on the granting of such approvals. Such conditions or changes and the process of obtaining regulatory approvals could have the effect of delaying completion of the merger or of imposing additional costs or limitations on the combined company following the merger. The regulatory approvals may not be received at all, may not be received in a timely fashion, or may contain conditions on the completion of the mergers that are not anticipated or cannot be met. Furthermore, such conditions or changes may constitute a burdensome condition that may allow PFIS to terminate the Merger Agreement and PFIS may exercise its right to terminate the Merger Agreement. If the consummation of the mergers is delayed, including by a delay in receipt of necessary regulatory approvals, the business, financial condition and results of operations of FNCB may also be materially and adversely affected.

Failure of the merger to be completed, the termination of the Merger Agreement or a significant delay in the consummation of the merger could negatively impact FNCB.

The Merger Agreement is subject to a number of conditions which must be fulfilled in order to complete the mergers. These conditions to the consummation of the merger may not be fulfilled and, accordingly, the merger may not be completed. In addition, if the merger is not completed by September 27, 2024, either PFIS or FNCB may choose to terminate the Merger Agreement at any time after that date if the failure of the effective time to occur on or before that date is not caused by any breach of the Merger Agreement by the party electing to terminate the merger agreement. If the merger is not consummated, the ongoing business, financial condition and results of operations of FNCB may be materially adversely affected and the market price of FNCB’s common stock may decline significantly, particularly to the extent that the current market price reflects a market assumption that the merger will be consummated.

In addition, FNCB has incurred and will incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the Merger Agreement. If the merger is not completed, FNCB would have to recognize these expenses without realizing the expected benefits of the merger. Any of the foregoing, or other risks arising in connection with the failure of or delay in consummating the merger, including the diversion of management attention from pursuing other opportunities and the constraints in the merger agreement on the ability to make significant changes to FNCB’s ongoing business during the pendency of the merger, could have a material adverse effect on FNCB’s business, financial condition and results of operations. If the Merger Agreement is terminated and FNCB’s board of directors seeks another merger or business combination, FNCB shareholders cannot be certain that FNCB will be able to find a party willing to engage in a transaction on more attractive terms than the merger with PFIS.

FNCB will be subject to business uncertainties and contractual restrictions while the merger is pending.

Uncertainty about the effect of the merger on employees, customers (including depositors and borrowers), suppliers and vendors may have an adverse effect on the business, financial condition and results of operations of FNCB. These uncertainties may impair FNCB’s ability to attract, retain and motivate key personnel and customers (including depositors and borrowers) pending the consummation of the merger, as such personnel and customers may experience uncertainty about their future roles and relationships following the consummation of the merger. Additionally, these uncertainties could cause customers (including depositors and borrowers), suppliers, vendors and others who deal with FNCB to seek to change existing business relationships with FNCB or fail to extend an existing relationship with FNCB. In addition, competitors may target FNCB’s existing customers by highlighting potential uncertainties and integration difficulties that may result from the merger.

The pursuit of the merger and the preparation for the integration may place a burden on FNCB’s management and internal resources. Any significant diversion of management attention away from ongoing business concerns and any difficulties encountered in the transition and integration process could have a material adverse effect on FNCB’s business, financial condition and results of operations. In addition, the Merger Agreement restricts each party from taking certain actions without the other party’s consent while the merger is pending. These restrictions could have a material adverse effect on FNCB’s business, financial condition and results of operations.

The Merger Agreement contains provisions that may discourage other companies from pursuing, announcing or submitting a business combination proposal to FNCB that might result in greater value to FNCB shareholders.

The Merger Agreement contains provisions that may discourage a third party from pursuing, announcing or submitting a business combination proposal to FNCB that might result in greater value to FNCB shareholders than the merger with PFIS. These provisions include a general prohibition on FNCB from soliciting, or, subject to certain exceptions, entering into discussions with any third party regarding any acquisition proposal or offers for competing transactions. Furthermore, if the merger agreement is terminated, under certain circumstances, FNCB may be required to pay PFIS a termination fee equal to $4.8 million. FNCB also has an obligation to submit its merger-related proposals to a vote by its shareholders, including if FNCB receives an unsolicited proposal that FNCB board of directors believes is superior to the merger, unless the merger agreement is terminated by FNCB under certain conditions described in the Merger Agreement.

Litigation against FNCB or PFIS, or the members of FNCB’s or PFIS’s board of directors, could prevent or delay the completion of the merger.

Purported shareholder plaintiffs may assert legal claims related to the merger. The results of any such potential legal proceeding would be difficult to predict and such legal proceedings could delay or prevent the merger from being completed in a timely manner. Moreover, any litigation could be time consuming and expensive, and could divert attention of FNCB’s and PFIS’s respective management teams away from their companies’ regular business. Any lawsuit adversely resolved against FNCB, PFIS or members of their respective boards of directors, could have a material adverse effect on each party’s business, financial condition and results of operations.

One of the conditions to the consummation of the merger is the absence of any law, order, decree or injunction (whether temporary, preliminary or permanent) or other action taken by the governmental authority of competent jurisdiction that restricts, enjoins or prohibits or makes illegal the consummation of the transactions contemplated by the merger agreement, including the merger. Consequently, if a settlement or other resolution is not reached in any lawsuit that is filed or any regulatory proceeding and a claimant secures injunctive or other relief or a governmental authority issues an order or other directive restricting, prohibiting or making illegal the completion of the transactions contemplated by the merger agreement, including the merger, then such injunctive or other relief may prevent the merger from being completed in a timely manner or at all.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

FNCB did not issue any unregistered equity securities during the nine months ended September 30, 2023.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Pursuant to the share repurchase program announced by FNCB on January 25, 2023, which expires on December 31, 2023, FNCB may repurchase up to 750,000 shares of its issued and outstanding common stock. The share repurchase program is intended to comply with the provisions of the safe harbor under Rule 10b-18 of the Exchange Act. As of September 30, 2023, FNCB had not repurchased any shares under the program and the program is now terminated.

Item 3 - Defaults upon Senior Securities.

None.

Item 4 — Mine Safety Disclosures.

Not applicable.

Item 5 - Other Information.

(a) None.

(b) None.

(c) Not applicable

Item 6 — Exhibits.

The following exhibits are filed or furnished herewith or incorporated by reference.

EXHIBIT 2.1	Agreement and Plan of Merger, dated as of September 27, 2023, by and between Peoples Financial Services Corp. and FNCB Bancorp, Inc. – filed as Exhibit 2.1 to FNCB’s Current Report on Form 8-K on September 28, 2023, is hereby incorporated by reference. ±

EXHIBIT 3.1	Amended and Restated Articles of Incorporation of FNCB Bancorp, Inc. dated May 19, 2010 - filed as Exhibit 3.1 to FNCB's Current Report on Form 8-K on May 19, 2010, is hereby incorporated by reference.

EXHIBIT 3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation dated October 4, 2016 - filed as Exhibit 3.1 to FNCB's Current Report on Form 8-K on October 4, 2016, is hereby incorporated by reference.

EXHIBIT 3.3	Amended and Restated Bylaws filed as Exhibit 3.3 to FNCB's Form 10-K for the year ended December 31, 2022, as filed on March 10, 2023, is hereby incorporated by reference.

EXHIBIT 10.1	Amendment to Employment Agreement, dated as of September 27, 2023, by and among FNCB Bancorp, Inc., FNCB Bank, and James M. Bone, Jr., CPA - filed as Exhibit 10.1 to FNCB's Current Report on Form 8-K on September 28, 2023, is hereby incorporated by reference.

EXHIBIT 31.1*	Certification of Chief Executive Officer

EXHIBIT 31.2*	Certification of Chief Financial Officer

EXHIBIT 32.1**	Section 1350 Certification —Chief Executive Officer and Chief Financial Officer

EXHIBIT 101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

EXHIBIT 101.SCH	INLINE XBRL TAXONOMY EXTENSION SCHEMA

EXHIBIT 101.CAL	INLINE XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EXHIBIT 101.DEF	INLINE XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EXHIBIT 101.LAB	INLINE XBRL TAXONOMY EXTENSION LABEL LINKBASE

EXHIBIT 101.PRE	INLINE XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

EXHIBIT 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith
±	The schedule and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. FNCB Bancorp, Inc. agrees to furnish a copy of such schedules and exhibits, or any section thereof, to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant:  FNCB BANCORP, INC.

Date: November 3, 2023	By:	/s/ Gerard A. Champi
Gerard A. Champi
President and Chief Executive Officer

Date: November 3, 2023	By:	/s/ James M. Bone, Jr.
James M. Bone, Jr., CPA
Executive Vice President and Chief Financial Officer
Principal Financial Officer

Date: November 3, 2023	By:	/s/ Stephanie A. Westington
Stephanie A. Westington, CPA
Senior Vice President and Chief Accounting Officer
Principal Accounting Officer