Form 10-K
period 2023-12-31
FNCB Bancorp, Inc.
filed 2024-03-08
CIK 1035976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting and non-voting common stock of the registrant, held by non-affiliates was $96,406,863 at June 30, 2023.

State the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 19,794,996 shares of common stock as of March 8, 2024.

Contents

Cautionary Note Regarding Forward-Looking Statements.

This Annual Report on Form 10-K contains statements which are forward-looking statements within the meaning of Section 27A of the Securities Act, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are based on assumptions and may describe future plans, strategies, financial conditions, results of operations and expectations of FNCB Bancorp, Inc. and its direct and indirect subsidiaries (collectively, “FNCB”), including statements with respect to the proposed merger between Peoples Financial Services Corp. ("PFIS") and FNCB Bancorp, Inc. under the Agreement and Plan of Merger, dated September 27, 2023 (the "Merger Agreement"), pursuant to which FNCB Bancorp, Inc. will merger with and into PFIS, with PFIS as the surviving entity (the "merger"), along with the transaction occurring immediately after such merger, whereby FNCB Bancorp, Inc.'s wholly owned subsidiary, FNCB Bank, will merger with and into PFIS's wholly owned subsidiary, Peoples Security Bank and Trust Company ("Peoples Bank"), with Peoples Bank as the surviving bank and a wholly owned subsidiary of PFIS (collectively, with the merger, the "mergers"). These forward-looking statements are generally identified by use of the words “may”, “should”, “will”, “could”, “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project”, “plan”, “future” or similar expressions. All statements in this report, other than statements of historical facts, are forward-looking statements.

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
●

FNCB’s financial condition and results of operations would be adversely affected if the allowance for credit losses ("ACL") is not sufficient to absorb actual losses or if increases to the ACL were required;

●	The CECL model for determining the ACL could add volatility to FNCB's provision for credit losses and results of operations;
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

●	External events, including natural disasters, national or global health emergencies, events of armed conflict in other countries, and terrorist threats, among others, could impact FNCB's ability to do business or other adversely affect FNCB's business, operations and financial condition;
●	Because the market price of PFIS common stock will fluctuate, the value of the merger consideration to be received by our shareholders in the merger of FNCB with and into PFIS may change;
●	Regulatory approvals may not be received, may take longer than expected or may impose conditions that are not presently anticipated or cannot be met;
●	Failure of the merger to be completed, the termination of the Merger Agreement or a significant delay in the consummation of the merger could negatively impact FNCB;
●	FNCB will be subject to business uncertainties and contractual restrictions while the mergers are pending;
●	The Merger Agreement contains provisions that may discourage other companies from pursuing, announcing or submitting a business combination proposal to FNCB that might result in greater value to FNCB shareholders;
●	Litigation against FNCB or PFIS, or the members of FNCB's or PFIS's board of directors, could prevent or delay the completion of the mergers;
●	Combining PFIS and FNCB may be more difficult, costly or time-consuming than expected, and PFIS and FNCB may fail to realize the anticipated benefits of the mergers;
●	FNCB may need to raise additional capital in the future, but that capital may not be available when it is needed and on terms favorable to shareholders;
●	An investment in FNCB’s common stock is not an insured deposit;
●	Shareholders may not receive dividends on FNCB's common stock or have their shares repurchased by FNCB;
●	An entity holding as little as a 5% interest in FNCB's outstanding securities could, under certain circumstances, be subject to regulation as a “bank holding company;”
●	Any deficiencies in FNCB’s financial reporting or internal controls could materially and adversely affect its business and the market price of FNCB’s common stock;
●	Changes in accounting standards could impact FNCB’s reported earnings;
●	Anti-takeover provisions in FNCB's charter documents could discourage, delay or prevent a change of control of FNCB's company and diminish the value of FNCB's common stock; and
●	Other factors and risks described in Part II, Item 1A of this Annual Report on Form 10-K under the caption “Risk Factors.”

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

FNCB had net income of $13.0 million, $20.4 million, and $21.4 million in 2023, 2022 and2021, respectively. Total assets were $1.881 billion at December 31, 2023, $1.746 billion at December 31, 2022 and $1.664 billion at December 31, 2021.

The Bank

Established as a national banking association in 1910, as of December 31, 2023 the Bank operated 16 full-service branch offices within its primary market area, Northeastern Pennsylvania.

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

Recent Developments

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

The Merger Agreement provides certain termination rights for both PFIS and FNCB and further provides that a termination fee of $4.8 million will be payable by either PFIS or FNCB, as applicable, upon termination of the Merger Agreement under certain circumstances. The foregoing summary is not complete and is qualified in all respects by reference to the actual language of the Definitive Merger Agreement filed by FNCB as Exhibit 2.1 to the Current Report on Form 8-K on September 27, 2023. Pending regulatory and shareholder approvals, FNCB expects the consummation of the mergers to be completed by the third quarter of 2024, however, there can be no assurance that the transaction will be consummated by such date, or at all.

Products and Services

Retail Banking

FNCB fulfills its mission and vision by offering a wide range of banking products and services tailored for both individuals and businesses.

For personal customers, the Bank provides various deposit products including savings, money markets, certificates of deposit and checking accounts, along with a line of preferred relationship products that offer premium benefits for higher-balance customers.

FNCB is also a member of IntraFi Network and participates in their Certificate of Deposit Account Registry (“CDARs”) and Insured Cash Sweep (“ICS”) programs, which allow customers to secure FDIC insurance on balances in excess of the standard limitations.

FNCB offers customers the convenience of 24/7 banking through online (www.fncb.com), mobile and telephone banking channels. Via fncb.com, customers can access their accounts directly, deposit checks, pay bills, open new accounts, apply for consumer or mortgage loans and obtain loan pre-qualification approvals. FNCB also provides various mobile payment alternatives including Apple Pay®, Samsung Pay®, Google Pay® and Zelle®.

Customers can access funds from their deposit accounts by using their debit card to make purchases or withdraw cash from any automated teller machines ("ATMs") including ATMs located in each of the Bank’s branch offices and several offsite locations. FNCB is a member of the AllPoint network, providing customers with access to over 55,000 surcharge-free ATMs worldwide. Additionally, FNCB offers its customers with Card Manager, allowing debit cardholders the ability to receive fraud alert messages and manage their debit card usage, including when, where and how their debit card is used, as well as My Rewards cash-back offers on debit card purchases.

In addition to traditional deposit and loan products, FNCB offers business customers a suite of service options including, remote deposit capture, Merchant Services, Treasury Services, and purchasing cards ("PCards"). Remote deposit capture enables customers to process daily check deposits to their accounts through an online image capture environment. Merchant Services offers customers payment processing solutions, including credit card terminals, integrated payment systems and a dedicated account manager. Treasury Services include ACH origination, ACH and check positive pay, sweep services, wire services and Safepoint by Loomis. PCards allow business customers the ability to earn a cash rebate on credit card purchases, along with additional functionality and reporting to effectively manage their expenses and procurement. FNCB Business Online Banking provides customers the ability to perform wire transfers and payments through ACH transactions, as well as process direct deposit payroll transactions for employees, all available 24/7.

Lending Activities

FNCB offers a variety of financing alternatives to individuals and businesses generally in its primary market area through the origination of loans and leases including residential real estate loans, construction, land acquisition and development loans, commercial real estate loans, commercial and industrial loans, loans to state and political subdivisions, and consumer loans. FNCB also offers specialized equipment financing alternatives including simple loans, direct finance leases and municipal leases to businesses within and outside its primary market area under its wholly owned subsidiary, 1st Equipment Finance Inc. Simple interest loans and direct finance leases are included in commercial equipment financing subsidiary loans, while municipal leases are included in state and political subdivision loans. In addition to originating loans, FNCB from time to time purchases individual and pools of commercial, residential mortgage and consumer loans originated by third parties, which are included in the respective loan category.

Residential Mortgage Loans and Home Equity Term Loans and Lines of Credit

FNCB offers a variety of 1- 4 family residential loans, home equity lines of credit ("HELOCs") and HELOCs with a carve-out feature. FNCB’s suite of residential mortgage products include First Time Homebuyer mortgages, FHA and Home Possible® mortgages with low down payments to meet the home financing needs of customers. HELOCs have adjustable interest rates based on the prime interest rate for the United States and are offered up to a maximum combined loan-to-value ratio of 90%, based on the property’s appraised value. The carve out feature of a HELOC allows borrowers to access up to three simultaneous fixed-rate amortizing loans without having to reapply. The rate for each amortizing loan is based on the National Prime Rate as published on the day of the carve out plus a spread that is determined by the length of the loan term. FNCB also offers a proprietary “WOW” mortgage, a first-lien, fixed-rate mortgage product with maturity terms ranging from 10 to 19.5 years. At December 31, 2023, 1- 4 family residential mortgage loans, including home equity term loans and HELOCs totaled $245.3 million, or 20.1%, of FNCB's total loan portfolio. Except for the WOW mortgage, 1- 4 family mortgage loans are originated generally for sale in the secondary market. However, FNCB may hold in portfolio 1- 4 family residential mortgages as deemed necessary according to current asset/liability strategies.

Construction, Land Acquisition and Development Loans

FNCB offers interim construction financing secured by residential property for the purpose of constructing 1- 4 family homes. FNCB also offers interim construction financing for the purpose of constructing residential developments and various commercial properties including shopping centers, office complexes and single purpose owner-occupied structures and for land acquisition. At December 31, 2023, construction, land acquisition and development loans amounted to $59.9 million and represented 4.9% of FNCB's total loan portfolio.

Commercial Real Estate Loans

Commercial real estate loans represent the largest portion of FNCB’s total loan portfolio and loans in this portfolio generally have larger loan balances. These loans are secured by a broad range of real estate, including but not limited to, office complexes, shopping centers, hotels, warehouses, gas stations, convenience markets, residential care facilities, nursing care facilities, restaurants, multifamily housing, farms and land subdivisions. At December 31, 2023, commercial real estate loans totaled $408.1 million, or 33.5%, of FNCB's total loan portfolio.

Commercial and Industrial Loans

Generally, FNCB offers commercial loans to sole proprietors and businesses located in its primary market area. The commercial loan portfolio includes, but is not limited to, lines of credit, dealer floor plan lines, equipment loans, vehicle loans and term loans. These loans are primarily secured by vehicles, machinery and equipment, inventory, accounts receivable, marketable securities and deposit accounts. At December 31, 2023, commercial and industrial loans totaled $183.8 million, or 15.1%, of FNCB's total loan portfolio.

Commercial Equipment Financing

FNCB offers equipment financing alternatives, including direct finance loans and leases and municipal leases, to businesses and governmental units within and outside its primary market area, through the Bank's wholly-owned subsidiary, 1st Equipment Finance, Inc. In addition, this loan segment includes purchased pools of secured and unsecured loans. These loans are primarily secured by vehicles, machinery and equipment. At December 31, 2023 , commercial equipment financing loans under the subsidiary totaled $163.6 million, or 13.4%, of FNCB's total loan portfolio.

Consumer Loans

Consumer loans include indirect automobile loans originated through various auto dealers in the Bank's market area, secured and unsecured installment loans, direct new and used automobile financing, personal lines of credit and overdraft protection loans.  At December 31, 2023, consumer loans totaled $85.7 million, or 7.0%, of FNCB's total loan portfolio.

State and Political Subdivision Loans and Leases

FNCB originates state and political subdivision loans and leases, including general obligation, tax anticipation notes and municipal leases, primarily to municipalities in the Bank’s market area. At December 31, 2023, state and political subdivision loans and leases totaled $73.8 million, or 6.1%, of FNCB's total loan portfolio.

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

In 2018, the FRB raised the threshold of its "Small Bank Holding Company" exemption to the application of consolidated capital requirements for qualifying small bank holding companies from $1 billion to $3 billion of consolidated assets. Consequently, qualifying bank holding companies having less than $3 billion of consolidated assets are not subject to the consolidated capital requirements unless otherwise directed by the FRB. As of December 31, 2023, FNCB qualifies as a small bank holding company and is therefore not subject to the consolidated capital requirements.

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

The following are the capital requirements under Basel III as integrated into the prompt corrective action category definitions. As of December 31, 2023, the following capital requirements were applicable to the Bank for purposes of Section 38 of the FDIA.

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

At December 31, 2023, the Bank was “well capitalized” under the applicable requirements with a CET I capital and Tier I capital to risk-weighted assets ratios (for the Bank only) of 11.69%, a total capital to risk-weighted assets ratio of 12.66% and a leverage ratio of 8.76%. Similarly, at December 31, 2022, the Bank exceeded capital requirements for an institution to be considered "well capitalized" with CET I capital and Tier I capital to risk-weighted assets ratios of 11.94%, a total capital to risk-weighted assets ratio of 13.11% and a leverage ratio of 8.77%.

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

Privacy and Data Security.  The financial privacy provisions of the GLB Act generally prohibit financial institutions, including the Bank, from disclosing non-public personal financial information about customers to non-affiliated third parties unless customers have the opportunity to “opt out” of the disclosure and have not elected to do so. The Bank is required to comply with state laws regarding consumer privacy if they are more protective than the GLB Act.

The federal banking agencies have adopted guidelines for safeguarding confidential, personal customer information. The guidelines require each financial institution, under the supervision and ongoing oversight of its board of directors or an appropriate committee thereof, to create, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, protect against any anticipated threats or hazards to the security or integrity of such information and protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer. In addition, various U.S. regulators have increased their focus on cyber security through guidance, examinations and regulations. Banking organizations are required to notify their primary federal regulator within 36 hours of becoming aware of a “computer-security incident” that rises to the level of a “notification incident.”

In February 2018, the SEC published interpretive guidance to assist public companies in preparing disclosures about cybersecurity risks and incidents. These SEC guidelines, and any other regulatory guidance, are in addition to notification and disclosure requirements under state and federal banking law and regulations.

In July 2023, the SEC issued a final rule to enhance and standardize disclosures regarding cybersecurity risk management, strategy, governance, and incident reporting by public companies that are subject to the reporting requirements of the Securities Exchange Act of 1934. Specifically, the final rule requires current reporting about material cybersecurity incidents, periodic disclosures about a registrant’s policies and procedures to identify and manage cybersecurity risk, management’s role in implementing cybersecurity policies and procedures, and the board of directors’ oversight of cybersecurity risk. See Item 1C. Cybersecurity for a discussion of FNCB’s cybersecurity risk management, strategy and governance.

Privacy and data security are expected to continue to receive increased attention at the federal level. An increasing number of state laws and regulations have been enacted in recent years to implement privacy and cybersecurity standards and regulations, including data breach notification and data privacy requirements. This trend of activity is expected to continue to expand, requiring continual monitoring of developments in the states in which FNCB’s customers are located and ongoing investments in its information systems and compliance capabilities.

Community Reinvestment Act. The Community Reinvestment Act of 1977 (the “CRA”) requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practice. Under the CRA, each depository institution is required to help meet the credit needs of its market areas by, among other things, providing credit, making investments and providing community development services to low- and moderate-income individuals and communities. Depository institutions are periodically examined for compliance with the CRA and are assigned one of four ratings. The Bank is subject to examination by the FDIC.

On October 24, 2023, the Office of the Comptroller of the Currency (“OCC”), Federal Reserve, and FDIC issued a final rule, effective April 1, 2024, to modernize their respective CRA regulations. The revised rules substantially alter the methodology for assessing compliance with the CRA, with most provisions of the new rule taking effect January 1, 2026 and revised data reporting requirements taking effect January 1, 2027. Among other things, the revised rules evaluate lending outside traditional assessment areas generated by the growth of non-branch delivery systems, such as online and mobile banking, apply a metrics-based benchmarking approach to assessment, and clarify eligible CRA activities. The final rules may make it more challenging and/or costly for the Bank to receive a rating of at least “satisfactory” on its CRA exam.

FDIC Insurance Premiums. The Bank’s deposits are insured through the Deposit Insurance Fund ("DIF"), which is administered by the FDIC, up to limits established by applicable law, currently $250,000 per depositor, per account ownership category, per bank. A bank’s assessment is calculated by multiplying its individual assessment rate by its assessment base (average consolidated total assets less average tangible equity), determined quarterly. Banks with assets less than $10 billion, such as the Bank, are assigned an individual rate based on a formula using financial data and the bank’s CAMELS (capital adequacy, assets, management capability, earnings, liquidity, and sensitivity) ratings. The FDIC has the discretion to adjust an institution’s risk rating and may terminate its insurance of deposits upon a finding that the institution engaged or is engaging in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or violated any applicable law, regulation, rule, order or condition imposed by the FDIC or written agreement entered into with the FDIC. The FDIC may also prohibit any FDIC-insured institution from engaging in any activity it determines to pose a serious risk to the DIF.

As of June 30, 2020, the DIF reserve ratio had fallen to 1.30%, below the statutory minimum of 1.35%. The FDIC, as required under the Federal Deposit Insurance Act, established a plan on September 15, 2020 to restore the DIF reserve ratio to meet or exceed the statutory minimum of 1.35% within eight years. On October 18, 2022, the FDIC adopted an amended restoration plan to increase the likelihood that the reserve ratio would be restored to at least 1.35% by September 30, 2028. The FDIC’s amended restoration plan increased the initial base deposit insurance assessment rate schedules uniformly by 2 basis points, which began the first quarterly assessment period of 2023. The FDIC could further increase the deposit insurance assessments for certain insured depository institutions, including the Bank, if the DIF reserve ratio is not restored as projected.

At December 31, 2023, the Bank was considered in the lowest risk category, for deposit insurance assessments and paid an annual assessment rate ranging from 2.5 basis points to 18 basis points on the assessment base of average consolidated total assets less the average tangible equity during the assessment period.

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

In 2023, FNCB Bank was voted "The Best Place to Work" in northeastern Pennsylvania for the seventh consecutive year, as part of the annual Reader's Choice Awards survey conducted by a local newspaper. As of December 31, 2023, FNCB, including the Bank, employed 222 persons, including 21 part-time employees.

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

FNCB’s business depends on its ability to successfully measure and manage credit risk. As a lender, FNCB is exposed to the risk that the principal of, or interest on, a loan will not be paid timely or at all or that the value of any collateral supporting a loan will be insufficient to cover FNCB’s outstanding exposure. In addition, FNCB is exposed to risks with respect to the period of time over which the loan may be repaid, risks relating to loan underwriting, risks resulting from changes in economic and industry conditions, and risks inherent in dealing with individual loans and borrowers. The creditworthiness of a borrower is affected by many factors including local market conditions and general economic conditions. If the overall economic climate in the United States generally, or in the market areas in which FNCB operates specifically, experiences material disruption, FNCB’s borrowers may experience difficulties in repaying their loans, the collateral FNCB holds may decrease in value or become illiquid, and FNCB’s level of nonperforming loans, charge-offs and delinquencies could rise and require significant additional provisions for credit losses.

FNCB’s risk management practices, such as monitoring the concentrations of its loans and its credit approval, review and administrative practices, may not adequately reduce credit risk, and FNCB’s credit administration personnel, policies and procedures may not adequately adapt to changes in economic or any other conditions affecting related customers and the quality of the loan portfolio. Many of FNCB’s loans are made to small businesses and middle market customers. These businesses generally have fewer financial resources in terms of capital and borrowing capacity than larger entities and may have a heightened vulnerability to economic conditions and be less able to withstand competitive, economic and financial pressures. Changes in general economic conditions in the market area in which FNCB operates may negatively impact this important customer sector. Additionally, FNCB may have significant exposure if any of these borrowers becomes unable to pay their loan obligations as a result of personal circumstances, such as divorce, unemployment or death. Consequently, FNCB's financial condition and results of operations may be adversely affected. A failure to effectively measure and limit the credit risk associated with FNCB’s loan portfolio may result in loan defaults, foreclosures and additional charge-offs, and may necessitate that FNCB significantly increase its allowance for credit losses ("ACL"), which could adversely affect FNCB’s net income and profitability. As a result, FNCB’s inability to successfully manage credit risk could have a material adverse effect on its business, financial condition and results of operations.

FNCB’s commercial lending activities, including loans to insiders and their related parties, generally have relatively larger balances and are concentrated within the Northeastern Pennsylvania market, which may present great risks than other types of loans.

Commercial real estate, commercial and industrial and construction, land acquisition and development loans tend to have larger balances than single family mortgage loans and other consumer loans. Because FNCB’s loan portfolio contains a significant number of commercial and industrial loans, commercial real estate loans and construction, land acquisition and development loans with relatively large balances, the deterioration of one or a few of these loans may cause a significant increase in non-performing assets. All non-performing loans totaled $5.4 million, or 0.44% of total gross loans and leases, as of December 31, 2023, and $2.8 million, or 0.25%, of total gross loans and leases at December 31, 2022. Specifically, commercial real estate loans that were non-performing totaled $3.1 million, or 0.26%, of total gross loans and leases at December 31, 2023 and $1.5 million, or 0.14%, of total gross loans and leases at December 31, 2022. An increase in non-performing loans could result in a loss of earnings from these loans, an increase in the provision for credit losses, or an increase in loan charge-offs, which could have an adverse impact on FNCB’s results of operations and financial condition.

A substantial portion of FNCB’s loans are secured by real estate in the Northeastern Pennsylvania market, and substantially all of its loans are to borrowers in that area. FNCB also has a significant amount of commercial real estate, commercial and industrial, construction, land acquisition and development loans and land-related loans for residential and commercial developments. At December 31, 2023, $713.3 million, or 58.5%, were secured by real estate, primarily commercial real estate, in Northeastern Pennsylvania. Management has taken steps to mitigate commercial real estate concentration risk through diversification of the types and characteristics of real estate collateral properties, sound underwriting practices, and ongoing portfolio monitoring and market analysis. Of total outstanding loans and leases, $59.9 million, or 4.9%, were construction, land acquisition and development loans. Based on FNCB's historical records, construction, land acquisition and development loans have had the highest risk of not being collected. An additional $183.8 million, or 15.1%, of portfolio loans were commercial and industrial loans not secured by real estate. Historically, commercial and industrial loans generally have had a higher risk of default than other categories of loans, such as single-family residential mortgage loans. The repayment of these loans often depends on the successful operation of a business and are more likely to be adversely affected by adverse economic conditions. While management believes that the loan portfolio is well diversified in terms of borrowers and industries, these concentrations expose FNCB to the risk that adverse developments in the real estate market, or in the general economic conditions in its market area, could adversely affect the quality and collectability of its loans and could increase the level of non-performing loans. An increase in non-performing loans could result in loss of earnings from these loans and increases in loan charge-offs and the provision for credit losses, all of which could have a material adverse effect on FNCB's financial condition and results of operations. Additionally, if, for any reason, economic conditions in its market area deteriorate, or there is significant volatility or weakness in the economy or any significant sector of the area’s economy, FNCB’s ability to develop business relationships may be diminished, loan demand may be reduced and collateral values supporting loans may decline, which could also adversely affect FNCB's financial condition and results of operations.

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

Outstanding loans and line of credit balances to directors, officers and their related parties totaled $79.3 million as of December 31, 2023. At December 31, 2023, there were no loans to directors, officers and their related parties that were categorized as criticized loans within the Bank’s risk rating system, meaning they are not considered to present a higher risk of collection than other loans. See Note 12, “Related Party Transactions” of the notes to consolidated financial statements included in Item 8, "Financial Statements and Supplementary Data" and Item 13, “Certain Relationships and Related Transactions, and Director Independence” to this Annual Report on Form 10-K for more information regarding loans to officers and directors and/or their related parties.

The appraisals and other valuation techniques FNCB uses in evaluating and monitoring loans secured by real property and other real estate owned may not accurately reflect the net value of the asset.

In considering whether to make a loan secured by real property, FNCB generally requires an appraisal of the property. However, an appraisal is only an estimate of the value of the property at the time the appraisal is made, and, as real estate values may change significantly in relatively short periods of time (especially in periods of heightened economic uncertainty), this estimate may not accurately reflect the net value of the collateral after the loan is made. As a result, FNCB may not be able to realize the full amount of any remaining indebtedness when FNCB forecloses on and sells the relevant property. In addition, FNCB relies on appraisals and other valuation techniques to establish the value of other real estate owned (“OREO”) and other repossessed assets, to determine asset impairments. If any of these valuations are inaccurate, FNCB’s financial statements may not reflect the correct value of FNCB’s OREO, if any, and FNCB’s ACL may not reflect accurate loan impairments. Inaccurate valuation of OREO, other repossessed assets or inaccurate provisioning for credit losses could have a material adverse effect on FNCB’s business, financial condition and results of operations.

FNCB’s financial condition and results of operations would be adversely affected if the ACL is not sufficient to absorb actual losses or if increases to the ACL were required.

The lending activities in which the Bank engages carry the risk that the borrowers will be unable to meet their obligations, and that the collateral securing the payment of their obligations may be insufficient to assure repayment. FNCB may experience significant credit losses, which could have a material adverse effect on its operating results. Management makes various assumptions and judgments about the collectability of FNCB’s loan portfolio, including the creditworthiness of its borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of its loans, which it uses as a basis to estimate and establish its reserves for losses. In determining the amount of the ACL, management reviews loans, loss and delinquency experience, and evaluates current economic conditions. If these assumptions prove to be incorrect, the ACL may not cover assumed losses in FNCB’s loan portfolio at the date of its financial statements. Material additions to FNCB’s allowance or extensive charge-offs would materially decrease its net income. At December 31, 2023, the ACL totaled $12.0 million, representing 0.98% of loans, net of unearned income and net deferred loan origination costs.

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

In addition, federal and state regulators periodically review the ACL and may require increases to the ACL or further loan charge-offs. Any increase in ACL or loan charge-offs as required by these regulatory agencies could have a material adverse effect on FNCB’s business, financial condition and results of operation.

The CECL model for determining the ACL could add volatility to FNCB's provision for credit losses and results of operations.

FNCB adopted the CECL model for calculating the ACL on January 1, 2023. Under GAAP, the CECL model requires financial institutions to present certain financial assets carried at amortized cost, including loans and held-to-maturity debt securities, at the net amount expected to be collected. Additionally, the CECL model requires the ACL for certain financial assets, including loans, held-to-maturity securities and certain off-balance sheet credit exposures, to be calculated based on current expected credit losses over the lives of the assets rather than incurred losses as of a point in time. FNCB estimation process is subject to risks and uncertainties, including a reliance on historical loss and trend information that may not be representative of current conditions and indicative of future performance. Accordingly, actual lifetime credit losses may be materially different than the amounts reported in the ACL due to the inherent uncertainty in the estimation process, including future loss estimates based upon FNCB's reasonable and supportable economic forecasts. Also, future credit losses could differ materially from those estimates due to changes in values and circumstances after the balance sheet date. Changes in such estimates could significantly impact FNCB's ACL, provision for credit losses and results of operations.

If management concludes that the decline in value of any of FNCB’s investment securities is impaired, FNCB is required to write down the security to reflect credit-related impairments through a charge to earnings.

Management reviews FNCB’s investment securities portfolio at each quarter-end reporting period to determine whether the fair value is below the current carrying value. When the fair value of any of FNCB’s available-for-sale debt securities has declined below its carrying value, management is required to assess whether the decline represents impairment. Changes in the expected cash flows of securities in FNCB’s portfolio and/or prolonged price declines in future periods may result in impairment, which may require a charge to earnings. Due to the complexity of the calculations and assumptions used in determining whether an asset is impaired, any impairment disclosed may not accurately reflect the actual impairment in the future. In addition, to the extent that the value of any of FNCB’s investment securities is sensitive to fluctuations in interest rates, any increase in interest rates may result in a decline in the value of such investment securities.

FNCB’s risk management framework may not be effective in mitigating FNCB's risks or losses.

FNCB’s risk management framework is comprised of various processes, systems and strategies, and is designed to manage the types of risk to which FNCB is subject, including, among others, credit, market, liquidity, interest rate and compliance. FNCB’s framework also includes financial or other modeling methodologies that involve management assumptions and judgment. FNCB’s risk management framework may not be effective under all circumstances and may not adequately mitigate any risk or loss to FNCB. If FNCB’s risk management framework is not effective, FNCB could suffer unexpected losses which could have a material adverse effect on FNCB's business, financial condition, results of operations or growth prospects. FNCB may also be subject to potentially adverse regulatory consequences.

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

FNCB uses simulation analysis to model net interest income for various interest rate scenarios over a five-year time horizon. Based on the simulation analysis, FNCB’s interest sensitivity profile at December 31, 2023 was characterized by maturities or repricing of assets and liabilities that were liability sensitive over the next 18 to 24 months, moving to an asset sensitivity position in subsequent years of the model. These simulations are based on numerous assumptions, including but not limited to: the nature and timing of interest rate levels, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment of asset and liability cash flows, customer behavior in a rising rate environment and other factors. When short-term interest rates rise, the rate of interest FNCB pays on its interest-bearing liabilities may rise more quickly than the rate of interest that FNCB receives on its interest-earning assets, which may cause FNCB’s net interest income to decrease.

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

In addition, an increase in interest rates could also have a negative impact on FNCB’s results of operations by reducing the ability of borrowers to repay their current loan obligations. These circumstances could not only result in increased loan defaults, foreclosures and charge-offs, but also reduce collateral values and necessitate further increases to the ACL, which could have a material adverse effect on FNCB’s business, financial condition and results of operations.

FNCB may not be able to successfully compete with others for business.

FNCB competes for loans, deposits and investments with numerous regional and national banks and other community banking institutions, online divisions of banks located in other markets as well as other kinds of financial institutions and enterprises, such as securities firms, insurance companies, savings associations, credit unions, mortgage brokers, private lenders and Fintech companies. There is also competition for banking business from competitors outside of its market area. As noted above, FNCB and the Bank are subject to extensive regulations and supervision, including, in many cases, regulations that limit the type and scope of activities. Many competitors have substantially greater resources and may offer certain services that FNCB and the Bank does not provide and operate under less stringent regulatory environments. The differences in available resources and applicable regulations may make it harder for FNCB to compete profitably, reduce the rates that it can earn on loans and investments, increase the rates it must offer on deposits and other funds, and adversely affect its overall financial condition and results of operation. Refer to the section entitled “Competition” included in Item 1, "Business" to this Annual Report on Form 10-K for an additional discussion of FNCB's competitive environment.

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

FNCB has minimum collateral posting thresholds with certain of its derivative counterparties for derivatives in a net liability position. As of December 31, 2023, FNCB had derivatives in a net liability position of $2.7 million. The termination value of derivatives in a net liability position, which includes accrued interest but excluded any adjustments for non-performance risk related to these agreements, was $259 thousand, FNCB has posted collateral of $400 thousand against its obligations under these agreements as of December 31, 2023.

FNCB may not be able to retain or grow its core deposit base, which could adversely impact its funding costs.

Like many financial institutions, FNCB relies on customer deposits as its primary source of funding for its lending activities, and FNCB continues to seek customer deposits to maintain this funding base. FNCB’s future growth will largely depend on its ability to retain and grow its deposit base. As of December 31, 2023, FNCB had $1.529 billion in deposits. FNCB’s deposits are subject to potentially dramatic fluctuations in availability or price due to certain factors outside of its control, such as increasing competitive pressures for deposits, changes in interest rates and returns on other investment classes, customer perceptions of its financial health and general reputation, and a loss of confidence by customers in FNCB or the banking sector generally, which could result in significant outflows of deposits within short periods of time or significant changes in pricing necessary to maintain current customer deposits or attract additional deposits. The availability of deposits can also be impacted by regulatory changes (e.g., changes in FDIC insurance, the liquidity coverage ratio, etc.), changes in the financial condition of FNCB, or the banking industry in general, and other events which can impact the perceived safety and soundness or economic benefits of bank deposits. Any loss by FNCB of its deposit base could limit its lending ability resulting in lower loan originations, which could have a material adverse effect on FNCB’s business, financial condition and results of operations.

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

Wholesale funding sources include brokered deposits, one-way CDARS and ICS deposits, federal funds lines of credit, securities sold under repurchase agreements, non-core deposits, and long-term debt. The Bank is also a member of the FHLB of Pittsburgh, which provides members access to funding through advances collateralized with certain qualifying assets within the Bank’s loan portfolio. In addition, FNCB’s available-for-sale securities provide an additional source of liquidity. Disruptions in the availability of wholesale funding can directly impact the liquidity of FNCB and the Bank. The inability to access capital markets funding sources as needed could adversely impact FNCB’s financial condition, results of operations, cash flows, and level of regulatory-qualifying capital.

FNCB held approximately $8.8 million in capital stock of the FHLB of Pittsburgh as of December 31, 2023. FNCB must own such capital stock to qualify for membership in the FHLB of Pittsburgh which enables it to borrow funds under the FHLB of Pittsburgh advance program. If the FHLB of Pittsburgh were to cease operations, FNCB’s business, financial condition, results of operation, liquidity, and capital may be materially and adversely affected.

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

FNCB’s business depends on the successful and uninterrupted functioning of its information technology and telecommunications systems. FNCB outsources many of its major systems, such as data processing, deposit processing, loan origination, email and anti-money laundering monitoring systems. The failure of these systems, or the termination of a third-party software license or service agreement on which any of these systems is based, could interrupt FNCB’s operations, and FNCB could experience difficulty in implementing replacement solutions. In many cases, FNCB’s operations rely heavily on secured processing, storage and transmission of information and the monitoring of a large number of transactions on a minute-by-minute basis, and even a short interruption in service could have significant consequences. Because FNCB’s information technology and telecommunications systems interface with and depend on third party systems, FNCB could experience service denials if demand for such services exceeds capacity, or such third-party systems fail or experience interruptions. If significant, sustained or repeated, a system failure or service denial could compromise FNCB’s ability to operate effectively, damage FNCB’s reputation, result in a loss of customer business and subject FNCB to additional regulatory scrutiny and possible financial liability, any of which could have a material adverse effect on FNCB’s business, financial condition and results of operations. In addition, the failure of third parties to comply with applicable laws and regulations, or fraud or misconduct on the part of employees of any of these third parties, could disrupt FNCB’s operations or adversely affect FNCB’s reputation.

FNCB is subject to cybersecurity risks and security breaches and may incur increasing costs in an effort to minimize those risks and to respond to cyber incidents, and FNCB may experience harm to its reputation and liability exposure from security breaches.

FNCB’s business involves the storage and transmission of customers' proprietary information and security breaches could expose FNCB to a risk of loss or misuse of this information, litigation and potential liability. While FNCB has not incurred a material cyber-attack or security breach to date, a number of other financial services and other companies have disclosed cyber-attacks and security breaches, some of which have involved intentional attacks. Attacks may be targeted at FNCB, including its third-party service providers, its customers or both. Although FNCB devotes significant resources to maintain, regularly update and backup its systems and processes that are designed to protect the security of FNCB’s computer systems, software, networks and other technology assets and the confidentiality, integrity and availability of information belonging to FNCB or its customers, its security measures may not be effective against all potential cyber-attacks or security breaches. Despite FNCB’s efforts to ensure the integrity of its systems, it is possible that FNCB may not be able to anticipate, or implement effective preventive measures against, all security breaches of these types, especially because the techniques used change frequently or are not recognized until launched, and because cyber-attacks can originate from a wide variety of sources, including persons who are involved with organized crime or associated with external service providers or who may be linked to terrorist organizations or hostile foreign governments. These risks may increase in the future as FNCB continues to increase FNCB’s internet-based product offerings and expand its internal usage of web-based products and applications. If an actual or perceived security breach occurs, customer perception of the effectiveness of FNCB’s security measures could be harmed and could result in the loss of customers.

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

FNCB believes each member of the executive management team is important to its success and the unexpected loss of any of these people could impair day-to-day operations as well as its strategic direction.

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

From time to time, FNCB may implement new lines of business or offer new products and product enhancements as well as new services within FNCB’s existing lines of business.  There are substantial risks and uncertainties associated with these efforts.  In developing, implementing or marketing new lines of business, products, product enhancements or services, FNCB may invest significant time and resources.  FNCB may underestimate the appropriate level of resources or expertise necessary to make new lines of business or products successful to realize their expected benefits.  FNCB may not achieve the milestones set in initial timetables for the development and introduction of new lines of business, products, product enhancements or services, and price and profitability targets may not prove feasible.  External factors, such as compliance with regulations, competitive alternatives and shifting market preferences, may also impact the ultimate implementation of a new line of business or offering of new products, product enhancements or services. Any new line of business, product, product enhancement or service could have a significant impact on the effectiveness of FNCB’s system of internal controls.  FNCB may also decide to discontinue business or products due to lack of customer acceptance or unprofitability.  Failure to successfully manage these risks in the development and implementation of new lines of business or offerings of new products, product enhancements or services could have a material adverse effect on FNCB’s business, financial condition and results of operations.

Damage to FNCB’s reputation could significantly harm its business, competitive position and prospects for growth.

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

Risks Related to FNCB’s Industry

FNCB may be adversely affected by the actions and lack of commercial soundness of other financial institutions.

FNCB’s ability to engage in routine funding transactions could be adversely affected by the actions and lack of commercial soundness of other financial institutions. Financial services companies are interrelated as a result of trading, clearing, counterparty and other relationships. As a result, defaults by, or even rumors or questions about, one or more financial services companies, or the financial services industry generally, could lead to market-wide liquidity problems and losses or defaults by FNCB or other institutions. These losses could have a material adverse effect on FNCB’s business, financial condition and results of operations.

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

Financial institutions, like other businesses, are susceptible to the effects of external events that can compromise operating and communications systems and otherwise have adverse effects.  Such events, should they occur, can cause significant damage, impact the stability of FNCB's operations or facilities, result in additional expense, or impair the ability of FNCB's borrowers to repay their loans. Although we have established and regularly test disaster recovery procedures, the occurrence of any such event could have a material adverse effect on our business, financial condition and results of operations. In addition, other external events, including natural disasters, health emergencies and epidemics or pandemics, such as the COVID-19 pandemic, and events of armed conflict in other parts of the world, such as the present armed conflict involving Ukraine and Russia, or the Middle East, could adversely affect the global or regional economies resulting in unfavorable economic conditions in the United States. Any such development could have an adverse effect on FNCB's business.

Risks related to the mergers

Because the market price of PFIS common stock will fluctuate, the value of the merger consideration to be received by our shareholders may change.

On September 27, 2023, FNCB announced the signing of the Merger Agreement with PFIS, pursuant to which FNCB will merge with and into PFIS, with PFIS as the surviving entity. Under the terms of the Merger Agreement, each share of FNCB common stock (other than certain shares held by FNCB or PFIS), will be converted into the right to receive 0.1460 shares of common stock of PFIS. The closing price of PFIS common stock on the date that the merger is completed may vary from the closing price of PFIS common stock on the date PFIS and FNCB announced the signing of the PFIS Merger Agreement and the date of the special meeting of FNCB shareholders regarding the merger. Because the merger consideration is determined by a fixed exchange ratio, FNCB shareholders will not know or be able to calculate the value of the shares of PFIS common stock they will receive upon completion of the merger. Any change in the market price of PFIS common stock prior to completion of the merger may affect the value of the merger consideration. Stock price changes may result from a variety of factors, including general market and economic conditions, changes in the companies’ respective businesses, operations and prospects, and regulatory considerations, among other things. Many of these factors are beyond the control of PFIS and FNCB.

Regulatory approvals may not be received, may take longer than expected or may impose conditions that are not presently anticipated or cannot be met.

Before the transactions contemplated by the Merger Agreement may be completed, various approvals must be obtained from bank regulatory authorities. In determining whether to grant these approvals, the applicable regulatory authorities consider a variety of factors, including the competitive impact of the proposal in the relevant geographic markets; financial, managerial and other supervisory considerations of each party; convenience and needs of the communities to be served and the record of the insured depository institution subsidiaries under the Community Reinvestment Act of 1977 and the regulations promulgated thereunder; effectiveness of the parties in combating money laundering activities; any significant outstanding supervisory matters; and the extent to which the proposal would result in greater or more concentrated risks to the stability of the United States banking or financial system. These regulatory authorities may impose conditions on the granting of such approvals. Such conditions or changes and the process of obtaining regulatory approvals could have the effect of delaying completion of the mergers or of imposing additional costs or limitations on the combined companies following the mergers. The regulatory approvals may not be received at all, may not be received in a timely fashion, or may contain conditions on the completion of the mergers that are not anticipated or cannot be met. Furthermore, such conditions or changes may constitute a burdensome condition that may allow PFIS to terminate the Merger Agreement and PFIS may exercise its right to terminate the Merger Agreement. If the consummation of the mergers is delayed, including by a delay in receipt of necessary regulatory approvals, the business, financial condition and results of operations of FNCB may also be materially and adversely affected.

Failure of the merger to be completed, the termination of the Merger Agreement or a significant delay in the consummation of the merger could negatively impact FNCB.

The Merger Agreement is subject to a number of conditions which must be fulfilled in order to complete the mergers. These conditions to the consummation of the mergers may not be fulfilled and, accordingly, the mergers may not be completed. In addition, if the mergers are not completed by September 27, 2024, either PFIS or FNCB may choose to terminate the Merger Agreement at any time after that date if the failure of the effective time to occur on or before that date is not caused by any breach of the Merger Agreement by the party electing to terminate the Merger Agreement. If the mergers are not consummated, the ongoing business, financial condition and results of operations of FNCB may be materially adversely affected and the market price of FNCB’s common stock may decline significantly, particularly to the extent that the current market price reflects a market assumption that the mergers will be consummated.

In addition, FNCB has incurred and will incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the Merger Agreement. If the mergers are not completed, FNCB would have to recognize these expenses without realizing the expected benefits of the mergers. Any of the foregoing, or other risks arising in connection with the failure of or delay in consummating the merger, including the diversion of management attention from pursuing other opportunities and the constraints in the Merger Agreement on the ability to make significant changes to FNCB’s ongoing business during the pendency of the mergers, could have a material adverse effect on FNCB’s business, financial condition and results of operations. If the Merger Agreement is terminated and FNCB’s board of directors seeks another merger or business combination, FNCB shareholders cannot be certain that FNCB will be able to find a party willing to engage in a transaction on more attractive terms than the merger with PFIS.

FNCB will be subject to business uncertainties and contractual restrictions while the mergers are pending.

Uncertainty about the effect of the merger on employees, customers (including depositors and borrowers), suppliers and vendors may have an adverse effect on the business, financial condition and results of operations of FNCB. These uncertainties may impair FNCB’s ability to attract, retain and motivate key personnel and customers (including depositors and borrowers) pending the consummation of the mergers, as such personnel and customers may experience uncertainty about their future roles and relationships following the consummation of the mergers. Additionally, these uncertainties could cause customers (including depositors and borrowers), suppliers, vendors and others who deal with FNCB to seek to change existing business relationships with FNCB or fail to extend an existing relationship with FNCB. In addition, competitors may target FNCB’s existing customers by highlighting potential uncertainties and integration difficulties that may result from the mergers.

The pursuit of the mergers and the preparation for the integration may place a burden on FNCB’s management and internal resources. Any significant diversion of management attention away from ongoing business concerns and any difficulties encountered in the transition and integration process could have a material adverse effect on FNCB’s business, financial condition and results of operations. In addition, the Merger Agreement restricts each party from taking certain actions without the other party’s consent while the mergers are pending. These restrictions could have a material adverse effect on FNCB’s business, financial condition and results of operations.

The Merger Agreement contains provisions that may discourage other companies from pursuing, announcing or submitting a business combination proposal to FNCB that might result in greater value to FNCB shareholders.

The Merger Agreement contains provisions that may discourage a third party from pursuing, announcing or submitting a business combination proposal to FNCB that might result in greater value to FNCB shareholders than the merger with PFIS. These provisions include a general prohibition on FNCB from soliciting, or, subject to certain exceptions, entering into discussions with any third party regarding any acquisition proposal or offers for competing transactions. Furthermore, if the Merger Agreement is terminated, under certain circumstances, FNCB may be required to pay PFIS a termination fee equal to $4.8 million. FNCB also has an obligation to submit its merger-related proposals to a vote by its shareholders, including if FNCB receives an unsolicited proposal that FNCB board of directors believes is superior to the mergers, unless the Merger Agreement is terminated by FNCB under certain conditions described in the Merger Agreement.

Litigation against FNCB or PFIS, or the members of FNCB’s or PFIS’s board of directors, could prevent or delay the completion of the mergers.

Shareholder plaintiffs or purported shareholder plaintiffs have asserted legal claims related to the pending mergers or may assert legal claims related to the mergers. The results of any such legal proceeding would be difficult to predict and such legal proceedings could delay or prevent the mergers from being completed in a timely manner. Moreover, any litigation could be time consuming and expensive, and could divert attention of FNCB’s and PFIS’s respective management teams away from their companies’ regular business. Any lawsuit adversely resolved against FNCB, PFIS or members of their respective boards of directors, could have a material adverse effect on each party’s business, financial condition and results of operations.

One of the conditions to the consummation of the mergers is the absence of any law, order, decree or injunction (whether temporary, preliminary or permanent) or other action taken by the governmental authority of competent jurisdiction that restricts, enjoins or prohibits or makes illegal the consummation of the transactions contemplated by the Merger Agreement, including the mergers. Consequently, if a settlement or other resolution is not reached in any lawsuit that is filed or any regulatory proceeding and a claimant secures injunctive or other relief or a governmental authority issues an order or other directive restricting, prohibiting or making illegal the completion of the transactions contemplated by the Merger Agreement, including the mergers, then such injunctive or other relief may prevent the mergers from being completed in a timely manner or at all.

Combining PFIS and FNCB may be more difficult, costly or time-consuming than expected, and PFIS and FNCB may fail to realize the anticipated benefits of the mergers.

An inability to realize the full extent of the anticipated benefits of the mergers and the other transactions contemplated by the Merger Agreement, as well as any delays encountered in the integration process, could have an adverse effect upon the revenues, levels of expenses and operating results of the surviving corporation following the completion of the mergers, which may adversely affect the value of the common stock of the surviving corporation following the completion of the mergers. It is possible that the integration process could result in loss of key employees, the disruption of each company's ongoing business or inconsistencies in standards, controls, procedures and policies that adversely affect the companies' ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits and cost savings of the mergers.

Following the mergers, the size of the business of the surviving corporation will increase beyond the current size of either PFIS' or FNCB's respective business. The surviving corporation's future success will depend, in part, upon its ability to manage the expanded business, which may pose challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. In connection with the mergers, PFIS will assume FNCB's outstanding indebtedness. PFIS' existing debt, together with any future incurrence of additional indebtedness, and the assumption of FNCB's outstanding indebtedness, could have important consequences for the surviving corporation's creditors and the surviving corporation's shareholders, potentially limiting PFIS's capital and liquidity. There can be no assurances that the surviving corporation will be successful or that it will realize the expected operating efficiencies, revenue enhancements or other benefits currently anticipated from the mergers.

Risks Related to FNCB’s Common Stock

FNCB may need to raise additional capital in the future, but that capital may not be available when it is needed and on terms favorable to current shareholders.

Laws, regulations and banking regulators require FNCB and the Bank to maintain adequate levels of capital to support their operations. In addition, capital levels are determined by FNCB’s management and Board of Directors based on capital levels that they believe are necessary to support business operations. Management regularly evaluates its present and future capital requirements and needs and analyzes capital raising alternatives and options. Although FNCB succeeded in meeting its current regulatory capital requirements, it may need to raise additional capital in the future to support growth, possible loan losses or potential impairment during future periods, to meet future regulatory capital requirements or for other reasons.

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

Although FNCB has historically declared quarterly cash dividends on its common stock, and has from time-to-time implemented a share repurchase program for the repurchase of shares of its common stock, FNCB is not required to do so and may reduce or cease to pay common stock dividends, or repurchase shares, in the future. If FNCB reduces or ceases to pay common stock dividends, or terminates its stock repurchase program, the market price of its common stock could be adversely affected.

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

If FNCB fails to pay dividends, capital appreciation, if any, of its common stock may be the sole opportunity for gains on an investment in its common stock. In addition, in the event the Bank becomes unable to pay dividends to FNCB, FNCB may not be able to service its debt or pay its other obligations, pay dividends on, or repurchase shares of, its common stock. Accordingly, FNCB’s inability to receive dividends from the Bank could also have a material adverse effect on its business, financial condition and results of operations and the value of a shareholder’s investment in FNCB’s common stock.

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

Item 1B.	Unresolved Staff Comments.

None.

Item 1C.	Cybersecurity.

Cybersecurity Risk Management and Strategy

Cybersecurity risks are constantly evolving and becoming increasingly pervasive across all industries. To mitigate these risks and protect sensitive customer data, financial transactions and its information systems, FNCB has implemented a comprehensive cybersecurity risk management program, which is a component of its overarching Information Security Program. Key components of the Information Security Program include:

●	Information Security Risk Assessment.	An information security risk assessment is a process designed to identify and assess new and existing threats, vulnerabilities, attacks, probabilities of occurrence and outcomes;
●	Information Security Strategy.	The information security strategy, which is updated by management and reviewed and approved by the board of directors annually, seeks to mitigate risk by integrating technology with robust policies, procedures and training;
●	Security Controls Implementation.	Implementing security controls is a company-wide process that ensures that the acquisition, deployment and operation of technology to include risk appropriate controls through the assignment of specific duties and responsibilities to management and staff;
●	Security Controls Training.	Training is provided for managers and staff to ensure that all parties understand their responsibilities and have the knowledge and skills necessary to fulfill their duties. Training also includes an awareness program that keeps employees informed about cybersecurity threats and how to safely use electronic platforms such as email, internet and cloud-based environments;
●	Security Monitoring.	Security monitoring utilizes various methodologies, including the use of third-party services as necessary, to gain assurance that risk are appropriately assessed and mitigated, and to verify that significant controls are effective and performing as intended;
●	Security Process Updating.	This updating process is a continuous system of gathering and analyzing information regarding new threats and vulnerabilities, actual attacks on FNCB or others combined with the effectiveness of existing security controls that are maintained. Through monitoring and updating, the information security program becomes a continuous process rather than a one-time event; and
●	Incident Response Plan.	The incident response plan, which is modeled after the framework established by the National Institute of Standards and Technology, outlines the steps FNCB will take to respond to a cybersecurity incident. The incident response plan is tested on a periodic basis.

FNCB engages reputable third-party assessors to conduct various independent risk assessments on a regular basis, including but not limited to, maturity assessments and various tests. FNCB leverages both in-house resources and third-party service providers to implement and maintain processes and controls to manage and mitigate any identified risks.

FNCB's has a Vendor Risk Management Program that is designed to ensure that vendors providing services to FNCB meet its cybersecurity requirements. This includes conducting periodic risk assessments of vendors, requiring vendors to implement appropriate cybersecurity controls and monitoring vendor compliance with our cybersecurity requirements.

FNCB’s cybersecurity risk management program and strategy are designed to ensure that FNCB's information and information systems are appropriately protected from a variety of threats, both natural and man-made. Periodic risk assessments are performed to validate control requirements and ensure that FNCB’s information is protected at a level commensurate with its sensitivity, value, and criticality. Preventative and detective security controls are employed on all media where information is stored, the systems that process it, and infrastructure components that facilitate its transmission to ensure the confidentiality, integrity, and availability of FNCB's information. These controls include, but are not limited to access control, data encryption, data loss prevention, incident response, security monitoring, third party risk management, and vulnerability management.

FNCB's cybersecurity risk management program and strategy are regularly reviewed and updated to ensure that they are aligned with FNCB's business objectives and are designed to address evolving cybersecurity threats and satisfy regulatory requirements and industry standards.

Material Effects of Cybersecurity Threats

While cybersecurity risks have the potential to materially affect FNCB's business, financial condition, and results of operations, FNCB does not believe that risks from cybersecurity threats or attacks, including as a result of any previous cybersecurity incidents, have had a material affect on FNCB, including its business strategy, results of operations or financial condition. However, the sophistication of cyber threats continues to increase and evolve, and FNCB’s cybersecurity risk management and strategy may be insufficient or may not be successful in protecting against all cyber incidents. Accordingly, no matter how well designed or implemented FNCB’s controls are, it will not be able to anticipate all cyber security breaches, and it may not be able to implement effective preventive measures against such security breaches in a timely manner. For more information on how cybersecurity risk may materially affect FNCB’s business strategy, results of operations or financial condition, refer to Part I, Item 1A. "Risk Factors" to this Annual Report on Form 10-K.

Governance

Board of Directors Oversight

FNCB’s Board of Directors is charged with overseeing the establishment and execution of FNCB’s risk management framework and monitoring adherence to related policies required by applicable statutes, regulations and principles of safety and soundness. Consistent with this responsibility the Board has delegated primary oversight responsibility over FNCB's risk management framework, including oversight of cybersecurity risk and cybersecurity risk management, to the Risk Management Committee of the Board of Directors. The Risk Management Committee has appointed the Executive Vice President and General Counsel, who serves as the Chairperson of FNCB's Enterprise Risk Management ("ERM") Committee, as the principal management-level designee for oversight of its risk management. Additionally, the Executive Vice President and Chief Financial Officer oversees FNCB's Technology Services Division. The Board of Directors receives regular updates on cybersecurity risks and incidents and the cybersecurity program through direct interaction with either of these two individuals who provide periodic updates regarding cybersecurity risks and the cybersecurity program. Additionally, awareness and training on cybersecurity topics is provided to the Board on an annual basis.

Management's Role

FNCB has an Information Technology Advisory Committee ("ITAC") that is responsible for implementing and maintaining its Information Security Program. Certain members of the IT Oversight Committee, a sub-committee of ITAC, have been designated collectively as FNCB's Information Security Officer. These members include, the Senior Vice President and Physical Security Officer who serves as Chairperson, the Executive Vice President and Chief Financial Officer and certain Technology Services Division personnel. The primary responsibility of the IT Oversight Committee, which meets monthly, is to ensure that information technology initiatives meet FNCB's cybersecurity objectives and are implemented securely, timely and transparently and for ensuring the protection of electronic and physical information through the identification and management of risk activities. As a governance and oversight function, the ITAC meets quarterly and measures and reports on the quality of information and cyber risk management across all functional areas of FNCB. The Executive Vice President and Chief Financial Officer presents information related to FNCB's Information Security Program to the Board of Directors at regular monthly meetings. Any breach or incident would be reported through ITAC, the ERM Committee and then to the Board of Directors. The IT Oversight Committeemakes a formal presentation to the Board of Directors on FNCB's Information Security Program at least annually.

Item 2.	Properties.

FNCB currently conducts business from its headquarters located at 102 E. Drinker Street, Dunmore, Pennsylvania, which now also houses the Bank’s Commercial Lending and Retail Banking Units. The Bank's main office is located at 100 S. Blakely Street, Dunmore, Pennsylvania, 18512. At December 31, 2023, FNCB also operated fifteen additional community banking offices located throughout Lackawanna, Luzerne and Wayne counties, two administrative offices and another lending center located in Dunmore, Lackawanna County, Pennsylvania. Eight of the offices are leased and the balance are owned by the Bank. Except for potential remodeling of certain facilities to provide for the efficient use of workspace and/or to maintain an appropriate appearance, each property is considered reasonably suitable and adequate for current and immediate future purposes except as discussed below.

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

On January 25, 2023, FNCB's Board of Directors authorized a stock repurchase program under which up to 750,000 shares of FNCB's outstanding common stock may be acquired in the open market pursuant to a trading plan that was adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the "Exchange Act").  The repurchase program commenced on March 3, 2023 and was terminated in the third quarter of 2023, pursuant to a trading plan that may be adopted in accordance with Rule 10b5-1 of the Exchange Act of 1934. During 2023 no shares were repurchased under this plan. In 2022 and 2021, the Board of Directors authorized similar programs under which 384,830 and 330,759 shares were purchased at weighted-average prices per share of $9.45 and $7.21, respectively. Repurchases are funded from available working capital and the repurchased shares are returned to the status of authorized but unissued shares of common stock.

Holders

As of February 29, 2024, there were approximately 1,586 holders of record of FNCB’s common shares. Because many of FNCB’s shares are held by brokers and other institutions on behalf of shareholders, FNCB is unable to estimate the total number of shareholders represented by these record holders.

Dividends

Dividends declared and paid were $7.1 million, or $0.36 per share, in 2023 and $6.5 million, or $0.33 per share, in 2022. The dividend payout ratio was 54.8% for the year ended December 31, 2023 and 32.0% for the year ended December 31, 2022. FNCB’s ability to declare and pay future dividends is dependent upon earnings, financial position, appropriate restrictions under applicable laws, legal and regulatory restrictions and other factors relevant at the time FNCB’s Board of Directors considers any declaration of any dividends. For a further discussion of FNCB’s and the Bank’s dividend restrictions, refer to Note 15, “Regulatory Matters/Subsequent Events” in the notes to consolidated financial statements in this Annual Report on Form 10-K.

On January 24, 2024, the Board of Directors declared a dividend of $0.090 per share for the first quarter of 2024. The dividend is payable on March 15, 2024 to shareholders of record as of March 1, 2024.

Equity Compensation Plans

For more information regarding FNCB ’s equity compensation plans, see Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

None.

Purchase of Equity Securities by the Issuer and Affiliated Purchaser s

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

Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumption that are difficult to predict, including those under Part I, Item 1A. "Risk Factors," and elsewhere in this Annual Report on Form 10-K. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are also cautioned not to place undue reliance on any forward-looking statements, which reflect management’s analysis only as of the date of this report, even if subsequently made available by FNCB on its website or otherwise.  FNCB does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of FNCB to reflect events or circumstances occurring after the date of this report.

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

In preparing the consolidated financial statements, management has made estimates, judgments and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statements of condition and results of operations for the periods indicated. Actual results could differ significantly from those estimates.

FNCB’s accounting policies are fundamental to understanding management’s discussion and analysis of its financial condition and results of operations. Management has identified the policies on the determination of the allowance for credit losses (“ACL”), securities’ valuation and impairment evaluation and income taxes to be critical, as management is required to make subjective and/or complex judgments about matters that are inherently uncertain and could be subject to revision as new information becomes available.

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

Management evaluates the credit quality of FNCB’s loan portfolio on an ongoing basis and performs a formal review of the adequacy of the ACL on a quarterly basis. The ACL is established through a provision for loan losses charged to earnings and is maintained at a level management considers adequate to absorb estimated probable losses inherent in the loan portfolio as of the evaluation date. Loans, or portions of loans, determined by management to be uncollectible are charged off against the ACL, while recoveries of amounts previously charged off are credited to the ACL.

The ACL consists primarily of two components, a specific component and a general component. The specific component relates to loans and loan relationships in excess of $100 thousand that do not share risk characteristics with existing pools and are individually evaluated for impairment. The amount of impairment provided for as an allowance is represented by the deficiency, if any, between the carrying value of the loan and either (a) the present value of expected future cash flows discounted at the loan’s effective interest rate, (b) the loan’s observable market price, or (c) the fair value of the underlying collateral, less estimated costs to sell, for collateral dependent loans. The general component of the ACL covers all other loans is based on pools of unimpaired loans segregated by loan segment. FNCB estimates expected credit losses using the discounted cash flow ("DCF") method for all loan portfolio segments measured on a collective or pool basis. For each loan segment, a cash flow projection is generated at the loan level. Probability of default and loss given default assumptions are applied to the pool’s projected model of cash flows taking into consideration the effects of prepayments and principal curtailment effects. The analysis produces expected cash flows for each loan in the pool by pairing loan-level term information (maturity date, payment amount, interest rate, etc.) with top-down pool assumptions (default rates and prepayment speeds).

Determining the amount of the ACL is considered a critical accounting estimate because it requires significant judgement and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, qualitative factors, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. Banking regulators, as an integral part of their examination of FNCB, also review the ACL, and may require, based on their judgments about information available to them at the time of their examination, that certain loan balances be charged off or require that adjustments be made to the ACL. Additionally, the ACL is determined, in part, by the composition and size of the loan portfolio.

See Note 2, “Summary of Significant Accounting Policies” and Note 4, “Loans and Leases” of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” to this Annual Report on Form 10-K for additional information about the ACL.

Securities Valuation and Evaluation for Impairment

Management utilizes various inputs to determine the fair value of its investment portfolio. To the extent they exist, unadjusted quoted market prices in active markets (Level 1) or quoted prices for similar assets or models using inputs that are observable, either directly or indirectly (Level 2) are utilized to determine the fair value of each investment in the portfolio. In the absence of observable inputs or if markets are illiquid, valuation techniques are used to determine fair value of any investments that require inputs that are both unobservable and significant to the fair value measurement (Level 3). For Level 3 inputs, valuation techniques are based on various assumptions, including, but not limited to, cash flows, discount rates, adjustments for nonperformance and liquidity, and liquidation values. A significant degree of judgment is involved in valuing investments using Level 3 inputs. The use of different assumptions could have a positive or negative effect on FNCB ’s financial condition or results of operations. See Note 3, “Securities” and Note 15, “Fair Value Measurements” of the notes to consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data” to this Annual Report on Form 10-K for additional information about FNCB’s securities valuation techniques.

On a quarterly basis, management evaluates individual investment securities in an unrealized loss position. The evaluation requires the use of various assumptions, including but not limited to, the length of time an investment ’s fair value is less than book value, the severity of the investment’s decline, any credit deterioration of the issuer, whether management intends to sell the security, and whether it is more-likely-than-not that FNCB will be required to sell the security prior to recovery of its amortized cost basis. Debt investment securities deemed to be impaired are written down by the impairment related to the estimated credit loss, and the non-credit related impairment loss is recognized in other comprehensive income. FNCB did not recognize any impairment on investment securities for years ended December 31, 2023 and 2022 within the consolidated statements of income.

See Note 2, “Summary of Significant Accounting Policies” and Note 3, “Securities” of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” to this Annual Report on Form 10-K for additional information about Management's valuation of securities.

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

FNCB records an income tax provision or benefit based on the amount of tax currently payable or receivable and the change in deferred tax assets and liabilities. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes. Management conducts quarterly assessments of all available positive and negative evidence to determine the amount of deferred tax assets that will more likely than not be realized. FNCB establishes a valuation allowance for deferred tax assets and records a charge to income if management determines, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, management considers past operating results, estimates of future taxable income based on approved business plans, future capital requirements and ongoing tax planning strategies. This evaluation process involves significant management judgement about assumptions that are subject to change from period to period depending on the related circumstances. The recognition of deferred tax assets requires management to make significant assumptions and judgements about future earnings, the periods in which items will impact taxable income, future corporate tax rates, and the application of inherently complex tax laws. The use of different estimates can result in changes in the amounts of deferred tax items recognized, which may result in equity and earnings volatility because such changes are reported in current period earnings. Management’s evaluation as of December 31, 2023 and 2022 concluded that no valuation allowance was necessary for net deferred tax assets.

In connection with determining the income tax provision or benefit, management considers maintaining liabilities for uncertain tax positions and tax strategies that it believes contain an element of uncertainty. Periodically, management evaluates each of FNCB’s tax positions and strategies to determine whether a liability for uncertain tax benefits is required. As of December 31, 2023 and 2022, management determined that FNCB did not have any uncertain tax positions or tax strategies and that no liability was required to be recorded.

See Note 2, “Summary of Significant Accounting Policies” and Note 11, “Income Taxes” of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” to this Annual Report on Form 10-K for additional information about the accounting for income taxes.

New Authoritative Accounting Guidance and Accounting Guidance to be Adopted in Future Periods

For information regarding new authoritative accounting guidance adopted by FNCB during the year ended December 31, 2023  and accounting guidance that FNCB will adopt in future periods, see Note 2, “Summary of Significant Accounting Policies” of the notes to consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data” to this Annual Report on Form 10-K.

EXECUTIVE OVERVIEW

The following overview should be read in conjunction with this MD&A in its entirety.

On September 27, 2023, FNCB and Peoples Financial Services Corp. ("PFIS") (NASDAQ:PFIS) announced that both companies had entered into a strategic combination and executed an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which FNCB will merge with and into PFIS, with PFIS as the surviving entity. Immediately after the merger, the Bank will merge with and into Peoples Security Bank and Trust Company ("Peoples Bank") with Peoples Bank as the surviving bank and a wholly-owned subsidiary of PFIS. Pending regulatory and shareholder approvals, FNCB expects the consummation of the merger to be completed in the third quarter of 2024, however, there can be no assurance that the transaction will be consummated during this time period, or at all.

Monetary policy tightening actions by the Federal Open Market Committee ("FOMC"), changes in market interest rates and volatility within the financial services industry all impacted FNCB's operations and profitability in 2023 and financial position at December 31, 2023 as compared to the prior year. Management continued to navigate and adapt through a challenging rate environment. Additionally competition for deposits within FNCB's market area intensified as depositors became increasingly rate-sensitive. Management focused on prudent balance sheet, liquidity and funding cost management in 2023 to mitigate pressure on FNCB's net interest margin.

Results of Operations

Net income in 2023  amounted to $13.0 million, or $0.66 per diluted common share, a decrease of $7.5 million, or 36.5%, compared to $20.4 million, or $1.03 per diluted common share, in 2022. The decrease in 2023 net income compared to 2022 was primarily due to a decrease in net interest income, coupled with a reduction in non-interest income and an increase in non-interest expense. The magnitude and velocity of market rate increases, coupled with greater utilization of wholesale funding, resulted in a steep increase in interest expense of $27.4 million, or 406.9%, to $34.1 million in 2023, compared to $2.8 million in 2022. The increase in interest expense overshadowed a $21.2 million, or 35.0%, increase in interest income to $82.0 million in 2023 from $60.8 million in 2022. Non-interest income decreased $1.3 million, or 16.7%, to $6.6 million in 2023, from $7.9 million in 2022, primarily due to a $1.6 million net loss on equity securities, compared to a $34 thousand net loss on securities in 2022. Non-interest expense was $36.9 million in 2023, an increase of $1.4 million, or 4.1%, from 35.5 million in 2022, which largely reflected $1.5 million in merger and acquisition expenses recorded in 2023 associated with the pending merger with PFIS. The provision for credit losses decreased $82 thousand to $1.9 million in 2023, from $2.0 million in 2022.  Income tax expense decreased $1.4 million, or 33.5%, to $2.7 million in 2023 as compared to $4.1 million in 2022 due primarily to the reduction in pre-tax net income.

Return on average assets and return on average shareholders’ equity equaled 0.72% and 10.59%, respectively, in 2023, compared to 1.21% and 15.55%, respectively, in 2022.  FNCB paid dividends to holders of common stock of $0.36 per share in 2023, an increase of $0.03 per share, or 9.1%, compared to $0.33 per share in 2022. Total dividends declared and paid in 2023 equated to a dividend yield of approximately 5.3% based on the closing stock price of $6.79 per share on December 31, 2023. The dividend payout ratio was 54.8% in 2023 compared to 31.9% in 2022.

Balance Sheet Profile

Total assets increased $135.5 million, or 7.8% , to $1.881 billion at December 31, 2023 from $1.746 billion at December 31, 2022. The balance sheet expansion primarily reflected increases in loans and leases, net of ACL, and cash and cash equivalents, partially offset by decreases in available-for-sale debt securities as security repayments were used to fund loan originations. Loans and leases, net of ACL, increased $98.2 million, or 8.8%, to $1.208 billion at December 31, 2023 from $1.110 billion at  December 31, 2022. The increase in loans in leases was largely concentrated in commercial equipment financing loans. Cash and cash equivalents increased $66.0 million, or 157.3%, to $107.9 million at December 31, 2023, from $41.9 million at December 31, 2022. Meanwhile, available-for-sale debt securities decreased $25.3 million, or 5.3%, to $450.8 million at December 31, 2023 from $476.1 million at December 31, 2022. Total deposits increased $108.3 million, or 7.6%, to $1.529 billion at  December 31, 2023 from $1.421 billion at December 31, 2022. FNCB experienced migration from non-maturity deposits, non-interest-bearing and interest-bearing demand and savings deposits, into time deposits, as customers have become increasingly rate-sensitive. In addition, to secure liquidity and for interest rate risk management purposes, FNCB increased utilization of brokered deposits. Total non-maturity deposits decreased $92.0 million, or 7.3%, to $1.171 billion at December 31, 2023 from $1.263 billion at December 31, 2022. Meanwhile, total time deposits increased $200.3 million, or 126.9%, to $358.2 million at December 31, 2023, from $157.9 million at December 31, 2022. Included in total time deposits were brokered deposits of $148.7 million at December 31, 2023, which was an increase of $124.8 million as compared to $23.9 million at December 31, 2022. Borrowed funds increased $17.9 million to $200.3 million at December 31, 2023, from $182.4 million at December 31, 2022, which included a $25.0 million advance under the Federal Reserve Bank's Bank Term Funding program ("BTFP").

Total shareholders’ equity increased $15.7 million, or 13.2%, to $134.6 million at December 31, 2023 from $118.9 million at December 31, 2022. Tangible book value increased $0.76 per share, or 12.6%, to $6.80 per share at December 31, 2023 from $6.04 per share at December 31, 2022. The increases in capital and tangible book value were primarily due to a $7.8 million, or 16.4%, decrease in the accumulated other comprehensive loss, coupled with year-to-date net income of $13.0 million and a cumulative effect adjustment related to the adoption of ASU 2016-13 of $1.1 million. This was partially offset by year-to-date dividends declared and paid of $7.1 million. At December 31, 2023, FNCB Bank’s total risk-based capital ratio and the Tier 1 leverage ratio were 12.66% and 8.76%, respectively, which exceeded the 10.00% and 5.00% thresholds required to be well capitalized under the prompt corrective action provisions of the Basel III capital framework for U.S. banking organizations.

In the fourth quarter of 2021, FNCB began offering commercial equipment financing including direct finance loans and leases and tax-exempt municipal leases to commercial and municipal customers under the brand 1st Equipment Finance. The product line has been very successful with outstanding loans and leases, net of unearned income and net deferred loan origination costs, of $163.6 million at December 31, 2023. On October 1, 2023, FNCB established 1st Equipment Finance, Inc. as a wholly owned subsidiary of the Bank. 1st Equipment Finance, Inc. operates out of the Exeter Community Office, located in Exeter, Luzerne County, Pennsylvania and services customers both within and outside FNCB's primary market area.

Focus for 2024

Management will continue to focus on balance sheet and interest rate risk management, while controlling funding costs and non-interest expenses. FNCB is working to satisfy the remaining conditions to closing the merger with PFIS, and is working with PFIS' team in accordance with the Merger Agreement to prepare for consummation of the merger and integration of our businesses.

SUMMARY OF FINANCIAL PERFORMANCE

Net Interest Income

Net interest income is the difference between (i) interest income, interest and fees on interest-earning assets, and (ii) interest expense, interest paid on deposits and borrowed funds. Net interest income represents the largest component of FNCB’s operating income and, as such, is the primary determinant of profitability. Net interest income is impacted by variations in the volume, rate and composition of earning assets and interest-bearing liabilities, changes in general market interest rates and the level of non-performing assets. Interest income is shown on a fully tax-equivalent basis using the corporate statutory tax rate of 21.0% in 2023, 2022 and 2021.

In response to the economic uncertainty from the global COVID-19 pandemic, the FOMC lowered the federal funds rate 150 basis points in two emergency actions in March 2020. As a result, the target range for federal funds fell from 1.50%-1.75% at December 31, 2019 to 0.00%-0.25% at March 31, 2022, and had remained at these historically low levels through March 15, 2022. Supply chain constraints, the war in Ukraine, as well as increasing tension and unrest worldwide, has resulted in rapid rise in price inflation and these factors, as well as the recent conflict in the Middle East, could drive further inflation, placing additional strain on economic conditions in the United States, the banking industry and global markets. Thus far, as a result, the FOMC, in an effort to lower inflation to its 2.0% objective, began tightening U.S. monetary policy in 2022.  Specifically, the FOMC increased the target range for the federal funds rate eleven times for a total of 525 basis points from March 15, 2022 through July 26, 2023, which included an additional four 25-baisis point increases in 2023, on February 1, 2023, March 2, 2023, May 3, 2023 and July 26, 2023. Corresponding with the increases in federal funds target rate, the national prime rate increased 525 basis points from 3.25% on March 15, 2022 to 8.50% on July 26, 2023 and has remaining at this level through December 31, 2023. This dramatic shift to tighten monetary policy has resulted in a rapid rise in general market interest rates. Competition for deposits within FNCB's market area has intensified, reflective of industry-wide liquidity pressures and rate-sensitivity of depositors. Additionally, FNCB has experienced margin compression in 2023, as higher interest rates and increased competition have caused deposit and wholesale funding costs to increase at a faster pace and greater magnitude than earning asset yields.

FNCB responded to competition within its market area and rate-sensitivity of depositors mentioned above by offering various promotional deposit products including certificate of deposit and money market products having promotional rates. Additionally, FNCB increased its utilization of wholesale funding, including brokered deposits and borrowing arrangements with FHLB of Pittsburgh and the FRB, as deposit gathering has been pressured by industry-wide liquidity constraints. FNCB's cost of funds may continue to increase as a result of further tightening by the FOMC and increased competition within FNCB's market area. Additionally, the replacement rates of existing certificates of deposit, other deposit products and wholesale funding instruments may be higher than current rates, which could negatively impact FNCB's cost of funds and result in further net interest margin and spreads contraction. Further contraction in margin and spread could have an unfavorable impact on profitability and future net interest levels. Management monitors FNCB's interest rate risk and sensitivity to changes in market interest rates through the Asset Liability Committee ("ALCO") and is committed to prudent and proactive balance sheet management with a focus on controlling funding costs in relation to funding needs and yields on earning assets in order to mitigate any potential unfavorable impact to FNCB's earnings and profitability.

Recent economic data suggest that the FOMC's goals for employment and inflation are more balanced. The FOMC as indicated that it remains attentive to inflation risks and does not expect to reduce the federal funds target range until there is greater confidence that inflation is moving sustainably towards its goal of 2.0%. However, there is no assurance that these trends with respect to employment and inflation will continue, or forecasts for these metrics will be indicative of actual results. The recent onset of conflict in the Middle East, as well as increasing tension and unrest worldwide, could drive further inflation and place additional strain on economic conditions in the United States, the banking industry and global markets. Should inflationary pressures persist, the FOMC may need to continue to increase interest rates which could result in higher funding costs and further contraction of FNCB's tax-equivalent net interest margin and rate spread.

Tax-equivalent net interest income  de creased $6.2 million, or 11.2%, to $49.0 million in 2023 compared to $55.2 million in 2022. The decrease in tax-equivalent net interest income was due to an increase in tax-equivalent interest expense which resulted primarily from increased utilization of wholesale funding and higher funding costs that overshadowed the increase in interest income. The steep and rapid rise in market interest rates sustained in 2023 caused significant increases in funding costs and margin contraction throughout the banking industry. Tax-equivalent net interest margin, a key measurement used in the banking industry to measure income from earning assets relative to the cost to fund those assets, is calculated by dividing tax-equivalent net interest income by average interest-earning assets. FNCB's tax-equivalent net interest margin declined 57 basis points to 2.81% in 2023 compared to 3.38% in 2022. Additionally, the magnitude and velocity of the rate increases in 2023 has led to a decrease in FNCB's rate spread, the difference between the average yield on interest-earning assets shown on a fully tax-equivalent basis and the average cost of interest-bearing liabilities, as funding costs increased to a greater extent than asset yields. FNCB's rate spread was 2.27% in 2023, a decrease of 97 basis points as compared to 3.24% in 2022.

Tax-equivalent interest income increased $21.2 million , or 6.6%, to $83.1 million in 2023 from $61.9 million in 2022, which was largely caused by an increase in the tax-equivalent yield on average earning assets, coupled with growth in average earning assets. The tax-equivalent yield on earning assets increased 98 basis points to 4.77% in 2023 from 3.79%, which resulted in a corresponding increase in tax-equivalent interest income of $16.0 million. Specifically, FNCB's tax-equivalent yield on loans and leases increased 112 basis points to 5.55% in 2023 compared to 4.43% in 2022, resulting in a corresponding increase in tax-equivalent interest income of $12.8 million. In addition, the tax-equivalent yield on investment securities increased 47 basis points to 3.05% in 2023 from 2.58% in 2022 and caused a corresponding increase to tax-equivalent interest income of $2.5 million.  Average earning assets increased $107.9 million, or 6.6%, to $1.740 billion in 2023 from $1.633 billion in 2022, resulting in a corresponding increase to tax-equivalent interest income of $5.2 million. Specifically, average loans and leases increased $112.9 million, or 10.5%, to $1.187 billion in 2023 from $1.074 million in 2022, which reflected strong growth in commercial equipment financing loans. Partially offsetting the increase in average loan volumes was a $17.6 million, or 3.2%, decrease in average investment securities to $532.5 million in 2023 from $550.1 million in 2022.

Meanwhile, interest expense increased $27.4 million, or 406.9%, to $34.1 million in 2023 from $6.7 million in 2022, which more than offset the increase in tax-equivalent interest income. The increase in interest expense was primarily due to higher funding costs, coupled with an increase in average borrowed funds. In 2023, following the rapid rise in market interest rates and change in overall market liquidity, competition for deposits intensified and depositors had become increasingly rate sensitive. FNCB responded to competitive pressures with increases in deposit rates and offered time deposit specials with promotional rates and terms. The cost of interest-bearing deposits increased 174 basis points to 2.10% in 2023 from 0.36% in 2022. Specifically, the cost of interest-bearing demand deposits increased 158 basis points while the cost of time deposit increased 280 basis points comparing 2023 and 2022, which resulted in corresponding increases to interest expense of $11.1 million and $8.5 million, respectively. In addition, liquidity constraints within the industry caused FNCB to increase utilization of wholesale funding, that typically carry higher interest rates. As a result, FNCB's cost of wholesale borrowings increased 237 basis points to 4.89% in 2023 from 2.52% in 2022, causing a corresponding increase to interest expense of $3.7 million. Overall, FNCB's cost of funds increased 196 basis points to 2.51% for the year-ended December 31, 2023 from 0.55% for the year ended December 31, 2022, which resulted in a corresponding increase in tax-equivalent interest expense of $23.6 million. Borrowed funds averaged $197.6 million in 2023, an increase of $88.0 million, or 80.4%, from $109.5 million in 2022, which resulted in a corresponding increase in interest expense of $3.2 million. Total interest-bearing deposits increased $44.9 million, or 4.0%, to $1.163 billion for 2023, compared to $1.118 billion for 2022, which resulted in a corresponding increase to interest expense of $651 thousand. FNCB experienced deposit migration from non-maturity deposits into time deposits. Additionally, FNCB utilized brokered deposits for various ALCO strategies to manage interest rate risk and to secure liquidity. Specifically, average time deposits increased $164.4 million, or 104.1%, to $322.4 million in 2023 from $158.0 million in 2022. Brokered time deposits averaged $116.9 million in 2023, an increase of $92.0 million, or 370.0%, from $24.9 million in 2022. Conversely, average interest-bearing demand deposits decreased $111.5 million, or 13.7%, to $704.1 million in 2023, compared to $815.6 million in 2022.  Savings deposits averaged $136.3 million in 2023, a decrease of $8.0 million, or 5.5%, from $144.3 million in 2022.

The following table presents the components of net interest income for the three years ended December 31, 2023, 2022 and 2021:

Summary of Net Interest Income

	For the Year Ended December 31,
	2023			2022			2021
	Average		Yield/	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost
Assets:
Earning assets (2)(3)
Loans and leases-taxable (4)	$1,131,072	$63,553	5.62%	$1,019,254	$45,696	4.48%	$905,237	$39,645	4.38%
Loans and leases-tax free (4)	56,118	2,293	4.09	55,058	1,895	3.44	45,217	1,777	3.93
Total loans and leases (1)(2)	1,187,190	65,846	5.55	1,074,312	47,591	4.43	950,454	41,422	4.36
Securities-taxable	436,774	13,442	3.08	439,824	10,830	2.46	346,204	8,476	2.45
Securities-tax free	95,743	2,794	2.92	110,238	3,370	3.06	83,437	2,641	3.17
Total securities (1)(5)	532,517	16,236	3.05	550,062	14,200	2.58	429,641	11,117	2.59
Interest-bearing deposits in other banks and federal funds sold	20,669	1,011	4.89	8,152	91	1.12	68,932	88	0.13
Total earning assets	1,740,376	83,093	4.77%	1,632,526	61,882	3.79%	1,449,027	52,627	3.63%
Non-earning assets	65,679			69,602			129,386
Allowance for credit losses	(12,846)			(13,497)			(12,311)
Total assets	$1,793,209			$1,688,631			$1,566,102

Liabilities and Shareholders' Equity:
Interest-bearing liabilities
Interest-bearing demand deposits	$704,118	13,867	1.97%	$815,579	3,215	0.39%	$764,798	1,252	0.16%
Savings deposits	136,354	381	0.28	144,343	174	0.12	125,022	87	0.07
Time deposits	322,354	10,213	3.17	157,991	581	0.37	176,245	1,169	0.66
Total interest-bearing deposits	1,162,826	24,461	2.10	1,117,913	3,970	0.36	1,066,065	2,508	0.24
Borrowed funds and other interest-bearing liabilities	197,563	9,666	4.89	109,515	2,762	2.52	12,228	197	1.61
Total interest-bearing liabilities	1,360,389	34,127	2.51%	1,227,428	6,732	0.55%	1,078,293	2,705	0.25%
Demand deposits	287,471			314,105			315,181
Other liabilities	22,696			15,609			13,892
Shareholders' equity	122,653			131,489			158,736
Total liabilities and shareholders' equity	$1,793,209			$1,688,631			$1,566,102
Net interest income/interest rate spread (6)		48,966	2.27%		55,150	3.24%		49,922	3.38%
Tax equivalent adjustment		(1,069)			(1,106)			(928)
Net interest income as reported		$47,897			$54,044			$48,994

Net interest margin (7)			2.81%			3.38%			3.45%

(1)	Interest income is presented on a tax-equivalent basis using a 21% rate.
(2)	Loans and leases are stated net of unearned income.
(3)	Non-accrual loans are included in loans within earning assets.
(4)	Interest income on loans and leases includes net loan costs of $1,286 in 2023 and net loan fees of $68 in 2022, and $4,612 in 2021.
(5)	The yields for securities that are classified as available for sale are based on the average historical amortized cost.
(6)	Interest rate spread represents the difference between the average yield on interest-earning assets and the cost of average interest-bearing liabilities and is presented on a tax equivalent basis.
(7)	Net interest income as a percentage of total average interest earning assets.

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

Rate Volume Analysis

	For the Year Ended December 31,
	2023 vs. 2022			2022 vs. 2021
	Increase (Decrease) Due to Change in			Increase (Decrease) Due to Change in
(in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loans and leases-taxable	$5,397	$12,460	$17,857	$5,093	$958	$6,051
Loans and leases-tax free	37	361	398	356	(238)	118
Total loans and leases	5,434	12,821	18,255	5,449	720	6,169
Securities-taxable	(76)	2,688	2,612	2,305	49	2,354
Securities-tax free	(428)	(148)	(576)	822	(93)	729
Total securities	(504)	2,540	2,036	3,127	(44)	3,083
Interest-bearing deposits in other banks and federal funds sold	287	633	920	(139)	142	3
Total interest income	5,217	15,994	21,211	8,437	818	9,255

Interest expense:
Interest-bearing demand deposits	(497)	11,149	10,652	88	1,875	1,963
Savings deposits	(10)	217	207	15	72	87
Time deposits	1,158	8,474	9,632	(111)	(477)	(588)
Total interest-bearing deposits	651	19,840	20,491	(8)	1,470	1,462
Borrowed funds and other interest-bearing liabilities	3,183	3,721	6,904	2,395	170	2,565
Total interest expense	3,834	23,561	27,395	2,387	1,640	4,027
Net interest income	$1,383	$(7,567)	$(6,184)	$6,050	$(822)	$5,228

Provision for Credit Losses

The level of the ACL is a critical accounting estimate, which is subject to uncertainty. The provision for credit losses is a charge to earnings in an amount sufficient enough to maintain the ACL at a level deemed adequate by management. A credit to the provision for credit losses reflects the reversal of amounts previously charged to the ACL. Management closely monitors the loan portfolio and the adequacy of the ACL by considering the underlying financial performance of the borrower, collateral values and associated credit risks. FNCB recorded a provision for credit losses of $1.9 million for the year ended December 31, 2023, a decrease of $0.1 million, compared to $2.0 million for the year ended December 31, 2022. Future material adjustments may be necessary to the provision for credit losses and the ACL if economic conditions or loan performance differ substantially from the assumptions management considered in its evaluation of the ACL.

Non-Interest Income

The following table presents the components of non-interest income for the years ended December 31, 2023 and 2022:

Components of Non-Interest Income

	Year Ended December 31,
			Change
(in thousands)	2023	2022	$	%
Deposit service charges	$4,537	$4,415	$122	2.8%
Net gain (loss) on the sale of available-for-sale debt securities	252	(223)	475	(213.0)
Net loss on equity securities	(1,601)	(34)	(1,567)	4,608.8
Net gain on the sale of mortgage loans held for sale	6	205	(199)	(97.1)
Loan-related fees	398	243	155	63.8
Income from bank-owned life insurance	752	710	42	5.9
Bank-owned life insurance settlement	-	273	(273)	(100.0)
Merchant services revenue	592	712	(120)	(16.9)
Wealth management services revenue	944	564	380	67.3
Loan referral fees	362	191	171	89.5
Other	403	925	(522)	(56.4)
Total non-interest income	$6,645	$7,981	$(1,336)	(16.7)%

For the year ended  December 31, 2023 , non-interest income decreased $1.3 million, or 16.7%, to $6.6 million compared to $7.9 million for the year ended December 31, 2022. The 16.7% decrease in non-interest income primarily from an unfavorable change in market value of equity securities, coupled with reductions in net gains on the sale of mortgages held for sale, and decreases in merchant services revenue and other non-interest income. FNCB's holdings of equity securities are comprised primarily of common stock of publicly traded bank holding companies. Stock market volatility, due to rising interest rates and several bank failures in early 2023, negatively impacted equity prices within this sector and resulted in FNCB recording a net loss on equity securities of $1.6 million in 2023, compared to a net loss of only $34 thousand recorded in 2022. Net gains on the sale of mortgages held for sale decreased $199 thousand, or 97.1%, to $6 thousand for the year ended December 31, 2023, compared to $205 thousand for the year ended December 31,  2022, as pricing margins on loans and the volume of loan sales decreased due to the rapid rise in market interest rates. Merchant services revenues and other non-interest income decreased $120 thousand, or 16.9%, to $592 thousand in 2023 from $712 thousand in 2022, while other non-interest income decreased $351 thousand, or 31.5%, to $765 thousand in 2023 from $1.1 million in 2022. Additionally, FNCB recorded income associated with BOLI death benefit claims of $273 thousand in 2022. There was no such BOLI claim in 2023.

Partially offsetting these decreases in non-interest income were increases in wealth management services revenue, deposit service charges, net gains on the sale of available-for-sale debt securities and loan related fees. Revenue generated from wealth management services increased $380 thousand, or 67.3%, to $944 thousand in 2023 from $564 thousand in 2022, which reflected FNCB's purchase of Chiaro Investment Services, LLC on September 30, 2022. Deposit service charges increased $122 thousand, or 2.8%, to $4.5 million in 2023, compared to $4.4 million in 2022, which was primarily due to increases in transactional-related charges, check card fees and wire transfer fees. FNCB recorded a net gain on the sale of available-for sale debt securities of $252 thousand in 2023, compared to a net loss of $223 thousand in 2022, an increase of $475 thousand, or 213.0%. Loan-related fees increased $155 thousand, or 63.8%, to $398 thousand in 2023 from $243 thousand in 2022.

Non-Interest Expense

The following table presents the major components of non-interest expense for the years ended December 31, 2023 and 2022:

Components of Non-Interest Expense

	Year Ended December 31,
			Change
(in thousands)	2023	2022	$	%
Salaries and employee benefits	$20,234	$19,283	$951	4.9%
Occupancy expense	2,156	2,093	63	3.0
Equipment expense	963	1,295	(332)	(25.6)
Advertising expense	836	801	35	4.4
Data processing expense	4,008	4,027	(19)	(0.5)
Regulatory assessments	1,115	811	304	37.5
Bank shares tax	509	915	(406)	(44.4)
Professional fees	1,093	1,273	(180)	(14.1)
(Credit) provision for unfunded commitments	(803)	366	(1,169)	(319.4)
Merger and acquisition expenses	1,480	-	1,480	-
Other operating expenses	5,331	4,610	721	15.6
Total non-interest expense	$36,922	$35,474	$1,448	4.1%

Non-interest expense totaled $36.9 million in 2023, an increase of $1.4 million, or 4.1%, from $35.5 million in 2022. The increase was primarily due to the recognition of $1.5 million in merger and acquisition expenses in 2023. FNCB also experienced increases in salaries and employee benefits, regulatory assessments and other operating expenses, which were partially offset by a credit for unfunded commitments and reductions in equipment expense and bank shares tax.

Salaries and employee benefits increased $951 thousand, or 4.9%, to $20.2 million in 2023 from $19.3 million in 2022. The increase in salaries and employee benefits was primarily due to increases in starting salaries and salary ranges to remain competitive in attracting and retaining quality staff, annual merit increases and higher payroll taxes, health insurance premiums and retirement contributions, partially offset by a reduction in incentive compensation. At the end of 2022, management engaged a third-party consultant to conduct a comprehensive evaluation of FNCB's salary and benefit structure and industry comparison. As a result of this study, FNCB had increased the minimum starting salary for new employees and adjusted salary ranges as appropriate to be competitive with its peers within its market area. Additionally, FNCB increased the 2023 annual cost of living/merit increase for employees.

Comparing 2023 and 2022, regulatory assessments increased $304 thousand, or 37.5%, due largely to balance sheet growth. Other operating expenses increased $721 thousand, or 15.6%, to $5.3 million in 2023, from $4.6 million in 2022, which reflected increases in insurance costs, legal fees, correspondent bank fees and servicing costs of purchased loans. These increases were slightly offset by a credit for unfunded commitments and a reduction in equipment expenses and bank shares tax expense. At December 31, 2023, FNCB recorded a credit for unfunded commitments of $803 thousand, compared to a provision for unfunded commitments of $366 thousand at December 31, 2022. Equipment expenses and bank shares tax expense decreased $332 thousand, or 25.6%, and $406 thousand, or 44.4%, respectively, comparing 2023 and 2022.

Provision for Income Taxes

FNCB recorded income tax expense of $2.8 million in 2023, a decrease of $1.4 million, or 33.5%, compared to $4.2 million in 2022. The decrease in income tax expense was due to lower taxable income in 2023 as compared to 2022. FNCB's effective tax rate increased to 17.52% at December 31, 2023, compared to 16.85% at December 31, 2022, which resulted primarily from a decrease in tax-exempt income and an increase in non-deductible interest expense.

Management evaluates the carrying amount of its deferred tax assets on a quarterly basis, or more frequently, as necessary, in accordance with guidance set forth in ASC Topic 740 “Income Taxes,” and applies the criteria in the guidance to determine whether it is more likely than not that some portion, or all, of the deferred tax asset will not be realized within its life cycle, based on the weight of available evidence. If management determines based on available evidence, both positive and negative, that it is more likely than not that some portion or all of the net deferred tax assets will not be realized in future periods, a valuation allowance is calculated and recorded. These determinations are inherently subjective and depend upon management’s estimates and judgments used in their evaluation of both positive and negative evidence.

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

Management performed an evaluation of FNCB’s deferred tax assets at December 31, 2023 taking into consideration both positive and negative evidence as of that date.  Based on this evaluation, management believes that FNCB's future taxable income will be sufficient to utilize deferred tax assets.  Accordingly, management concluded that no valuation allowance for deferred tax assets was required at December 31, 2023 or 2022.

FINANCIAL CONDITION

Total assets increased $135.5 million, or 7.8%, to $1.881 billion at December 31, 2023 from $1.746 billion at December 31, 2022. The balance sheet expansion primarily reflected increases in loans and leases, net of ACL, and cash and cash equivalents, partially offset by decreases in available-for-sale debt securities as security repayments were used to fund loan originations. Loans and leases, net of ACL, increased $98.2 million, or 8.8%, to$1.208 billion at December 31, 2023 from $1.110 billion at December 31, 2022. FNCB experienced strong loan demand in the commercial sector with the majority of the increase in loans and leases concentrated in commercial equipment financing loans. Cash and cash equivalents increased $66.0 million, or 157.3%, to $107.9 million at December 31, 2023, from $41.9 million at December 31, 2022. Meanwhile, available-for-sale debt securities decreased $25.3 million, or 5.3%, to $450.8 million at December 31, 2023 from $476.1 million at December 31, 2022. Total deposits increased $108.3 million, or 7.6%, to $1.529 billion a December 31, 2023 from $1.421 billion at December 31, 2022. FNCB experienced migration from non-maturity deposits, non-interest-bearing and interest-bearing demand and savings deposits, into time deposits, as customers have become increasingly rate-sensitive. In addition, FNCB increased utilization of brokered deposits to secure liquidity and for interest rate risk management purposes. Total non-maturity deposits decreased $92.0 million, or 7.3%, to $1.171 billion at December 31, 2023 from $1.263 billion at December 21, 2022. Total time deposits increased $200.3 million, or 126.9%, to $358.2 million at the end of 2023, from $157.9 million at December 31, 2022.  Included in time deposits were brokered deposits of $148.7 million at December 31, 2023, an increase of $124.8 million from $23.9 million at December 31, 2022. Borrowed funds increased $17.9 million to $200.3 million at December 31, 2023, compared to $182.4 million at December 31, 2022, which included a $25 million advance under the Federal Reserve Bank's Bank Term Funding Program ("BTFP").

Total shareholders ’ equity increased $15.7 million, or 13.2%, to $134.6 million at December 31, 2023 from $118.9 million at December 31, 2022. Tangible book value increased $0.76 per share, or 12.6%, to $6.80 per share at December 31, 2023 from $6.04 per share at December 31, 2022. The increases in capital and tangible book value were primarily due to a $7.8 million, or 16.4%, decrease in the accumulated other comprehensive loss, coupled with year-to-date net income of $13.0 million and a cumulative effect adjustment related to the adoption of ASU 2016-13 of $1.1 million. These increases to capital were partially offset by year-to-date dividends declared and paid of $7.1 million. At December 31, 2023 , FNCB Bank’s total risk-based capital ratio and the Tier 1 leverage ratio were 12.66% and 8.76%, respectively, which exceeded the 10.00% and 5.00% thresholds required to be well capitalized under the prompt corrective action provisions of the Basel III capital framework for U.S. banking organizations.

Cash and Cash Equivalents

Cash and cash equivalents increased $66.0 million, or 157.3%, to $ 107.9 million at December 31, 2023, from $41.9 million at December 31, 2022.  The increase in cash and cash equivalents resulted primarily from cash provided by operating and financing activities, primarily an increase of $108.4 million in deposits, including brokered deposits, and net activity related to available-for-sale debt securities of $34.7 million. Funds received from deposits and investment activity were used to fund demand for FNCB's lending products, resulting in an increase in loans and leases, net of deferred loan origination fees and costs and unearned income, of $98.1 million. Partially offsetting this, FNCB paid cash dividends totaling $7.1 million, or $0.360 per share in 2023 compared to $6.5 million, or $0.330 per share, in 2022.

Securities

FNCB’s investment securities portfolio provides a source of liquidity needed to meet expected loan demand and interest income to increase profitability. Additionally, the investment securities portfolio is used to meet pledging requirements to secure public deposits and for other purposes. Debt securities are classified as either available-for-sale or held-to-maturity at the time of purchase based on management's intent. Available-for-sale securities are carried at fair value, with unrealized holding gains and losses reported as a component of shareholders’ equity in accumulated other comprehensive income (loss), net of tax, while held-to-maturity securities are carried at amortized cost. At December 31, 2023 and 2022, all debt securities were classified as available-for-sale. Equity securities with readily determinable fair values are carried at fair value, with gains and losses due to fluctuations in market value included in the consolidated statements of income. Securities with limited marketability and/or restrictions, such as FHLB of Pittsburgh stock, are carried at cost. Decisions to purchase or sell investment securities are based upon management’s current assessment of long- and short-term economic and financial conditions, including the interest rate environment and asset/liability management, liquidity and tax-planning strategies.

At December 31, 2023, the investment portfolio was comprised principally of available-for-sale debt securities including, fixed-rate, taxable and tax-exempt obligations of state and political subdivisions and fixed-rate and floating-rate securities issued by U.S. government or U.S. government-sponsored agencies, which include mortgage-backed securities and residential and commercial collateralized mortgage obligations ("CMOs"). FNCB also holds investments, to a lesser extent, in private CMO's, corporate debt securities, asset-backed securities and U.S. Treasury securities. Additionally, FNCB holds equity investments in the common and preferred stock of certain publicly traded bank holding companies. Except for U.S. government and government-sponsored agencies, there were no securities of any individual issuer that exceeded 10.0% of shareholders’ equity as of December 31, 2023.

The majority of FNCB's debt securities are fixed-rate instruments and inherently subject to interest rate risk, as the value of fixed-rate securities fluctuate with changes in interest rates. The 10-year Treasury rate was unchanged at 3.88% at both December 31, 2023 and 2022, while the 2-year Treasury rate, which was 4.41% at December 31, 2022, decreased 18 basis points to 4.23% at December 31, 2023. Generally, a security's value reacts inversely with changes in interest rates. Available-for-sale securities are carried at fair value, with unrealized gains or losses reported in the accumulated other comprehensive income or loss component of shareholder's equity net of deferred income taxes. At December 31, 2023, FNCB reported a net unrealized loss, included in accumulated other comprehensive loss, of $40.0 million, net of deferred income taxes of $10.6 million, a decrease of $8.8 million compared to the net unrealized holding loss of $48.8 million, net of deferred income taxes of $13.0 million, at December 31, 2022. Despite the improvement in the value of available-for-sale debt securities, market interest rate volatility remains. Any increases in interest rates could result in further depreciation in the fair value of FNCB’s securities portfolio and capital position. However, accumulated other comprehensive income and loss related to available-for-sale debt securities is excluded from regulatory capital and does not have an impact on FNCB's regulatory capital ratios.

The following table presents the carrying value of available-for-sale debt securities and equity securities, at fair value at December 31, 2023, 2022 and 2021:

Composition of the Investment Portfolio

	December 31,
	2023		2022		2021
(dollars in thousands)	Fair Value	% of Portfolio	Fair Value	% of Portfolio	Fair Value	% of Portfolio
Available-for-sale debt securities
U.S. Treasuries	$33,177	7.36%	$32,134	6.75%	$36,355	6.96%
Obligations of state and political subdivisions	199,796	44.32	220,782	46.37	244,372	46.76
U.S. Government-sponsored agency:
Collateralized mortgage obligations - residential	74,207	16.46	80,407	16.89	100,710	19.27
Collateralized mortgage obligations - commercial	3,386	0.75	3,329	0.70	3,727	0.71
Residential mortgage-backed securities	16,446	3.65	20,663	4.34	25,506	4.88
Private Collateralized mortgage obligations	70,152	15.56	72,507	15.23	67,165	12.85
Corporate debt securities	31,286	6.94	30,672	6.44	32,063	6.14
Asset backed securities	21,690	4.81	14,941	3.14	11,932	2.28
Negotiable certificates of deposit	674	0.15	656	0.14	736	0.14
Total available-for-sale debt securities	$450,814	100.00%	$476,091	100.00%	$522,566	100.00%

Equity securities, at fair value	$4,786		$7,717		$4,922

FNCB purchased 11 securities with an aggregate cost of $17.2 million and a weighted-average yield of 7.99% during the year ended December 31, 2023. Securities purchased included $9.0 million in private asset-backed securities, $6.6 million in private CMOs and $1.5 million in corporate debt securities. Principal repayments and a decrease in the fair value of the available-for-sale portfolio due to an increase in market interest rates entirely offset the increase due to the purchases. In 2023, FNCB also sold available-for-sale securities with an aggregate amortized cost of $10.1 million and a weighted-average yield of 3.85%. Gross proceeds received on the sales totaled $10.4 million and a realized net gain of $252 thousand upon the sale is included in non-interest income in 2023. The investment portfolio averaged $532.5 million in 2023, a decrease of $17.4 million, or 3.2%, from $550.1 million in 2023, as the majority of proceeds received from repayments were used to fund loan demand. The tax-equivalent yield on the investment securities increased 47 basis points to 3.05% in 2023 from 2.58% in 2022.

Management continually monitors the investment portfolio for credit worthiness, value, and yield. Semiannually, management engages a third-party consultant to review the municipal portfolio to determine if there is any undue credit risk within the portfolio. As part of the independent review, each municipal security is compared to a portfolio credit benchmark to identify which securities may contain more than a minimal risk of payment default. As of December 31, 2023, the third-party report concluded that each municipal security held within the portfolio met or exceeded the benchmark and that none of the securities required further review. Management also monitors municipal securities monthly using a third-party surveillance report that identifies events related to the issuer that may indicate a deterioration in credit quality. Management noted no such events during 2023.

The following table presents the weighted-average yields on  available-for-sale debt securities by major category and maturity period at December 31, 2023. Yields are calculated on the basis of the amortized cost and weighted for the scheduled maturity of each security. The yields on tax-exempt obligations of states and political subdivisions are presented on a tax-equivalent basis using the federal corporate income tax rate of 21.0%. Because residential, commercial and private collateralized mortgage obligations, mortgage-backed securities and asset-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following summary.

	December 31, 2023
	Within One Year	> 1 – 5 Years	6-10 Years	Over 10 Years	Collateralized Mortgage Obligations, Mortgage-Backed and Asset-Backed Securities	Total
Weighted-average yield
U.S. Treasury	-%	1.17%	-%	-%	-%	1.17%
Obligations of state and political subdivisions	2.96	2.97	2.27	2.35	-	2.48
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	-	-	-	-	2.63	2.63
Collateralized mortgage obligations - commercial	-	-	-	-	2.00	2.00
Mortgage-backed securities	-	-	-	-	2.70	2.70
Private collateralized mortgage obligations	-	-	-	-	3.98	3.98
Corporate debt securities	-	5.42	4.84	-	-	4.93
Asset-backed securities	-	-	-	-	7.08	7.08
Negotiable certificates of deposit	-	1.02	-	-	-	1.02
Weighted-average yield	2.96%	2.28%	3.13%	2.35%	3.59%	3.01%

Evaluation for Credit Impairment

Management performed a review of all securities in an unrealized loss position as of December 31, 2023 and noted that there were no material change in the credit quality of any of the issuers or any other event or circumstance that may cause a significant adverse effect on the fair value if these securities. Moreover, to date, FNCB has received all scheduled principal and interest payments and expects to fully collect all future contractual principal and interest payments on all securities in an unrealized loss position at December 31, 2023. Based on the results of its review and considering the attributes of these debt securities, management concluded that changes in the fair value of the securities were consistent with movements in market interest rates and spreads relative to when the securities were purchased and not due to the credit quality of the securities or issuers. Accordingly, management determined that FNCB was not required to establish an ACL for any security in an unrealized loss position at December 31, 2023.

See Note 3, “Securities,”  of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” to this Annual Report on Form 10-K for additional information about management's credit impairment evaluation of available-for-sale debt securities.

Loans and Leases

For comparative purposes, loan and lease balances by loan segment at December 31, 2023 and 2022 are presented at amortized cost, net of deferred loan origination fees and costs and unearned income, in the following narrative analysis.

Total loans and leases, gross increased by $96.0 million, or 8.5%, to $1.220 billion at December 31, 2023 from $1.124 billion at December 31, 2022. The growth in the loan and lease portfolio primarily reflected strong demand for equipment financing under the 1st Equipment Finance brand, coupled with moderate organic growth in commercial real estate and state and political subdivision loan categories.  Loans originated under the 1st Equipment Finance brand, were previously reported under commercial and industrial loans. On October 1, 2023, 1st Equipment Finance, Inc. was established as a wholly owned subsidiary of the Bank and is now reported as a separate loan segment, commercial equipment financing.  The majority of equipment financing loans are transactional in nature and originated through indirect, third-party dealers. At December 31, 2023, simple interest loans and direct finance leases outstanding totaled $163.6 million, an increase of $83.1 million, or 103.2%, from $80.5 million at December 31, 2022.  Municipal leases originated under this initiative were $4.7 million and 3.7 million, respectively, at December 31, 2023 and 2022 and are included in state and municipal subdivision loans and leases.

From a collateral standpoint, the majority of FNCB’s loan portfolio consists of loans secured by real estate. Real estate secured loans, which include commercial real estate, construction, land acquisition and development, and residential real estate loans increased by $20.7 million, or 3.0%, to $713.3 million at December 31, 2023 from $692.6 million at December 31, 2022. However, the percentage of real estate secured loans to total loans and leases decreased to 58.5% at December 31, 2023 from 61.6% at December 31, 2022, which primarily reflected diversification of the portfolio into commercial equipment financing.

Commercial real estate loans, which include long-term commercial mortgage financing and are primarily secured by first or second lien mortgages, increased $31.8 million, or 8.5%, to $408.1 million at December 31, 2023, from $376.3 million at December 31, 2022. Commercial and industrial loans consist primarily of working capital financing, revolving lines of credit and loans secured by cash and marketable securities. Commercial and industrial loans, excluding the commercial equipment financing loans decreased $8.0 million, or 4.2%, to $183.8 million at December 31, 2023 from $191.8 million at December 31, 2022. Construction, land acquisition and development loans decreased $6.3 million, or 9.5%, to $59.9 million at December 31, 2023 from $66.2 million at December 31, 2022.

Residential real estate loans include fixed-rate and variable-rate, amortizing mortgage loans, home equity lines of credit ("HELOCs") and HELCOs with a carve out feature. FNCB primarily underwrites fixed-rate purchase and refinance of residential mortgage loans for sale in the secondary market to reduce interest rate risk and provide funding for additional loans. Additionally, FNCB offers a propriety non-saleable mortgage product branded as the WOW mortgage. The WOW mortgage has maturity terms of 10 to 19.5 years and offers customers an attractive fixed interest rate and low closing costs. Due to the increase in market rates, demand mortgages declined significantly in 2023. As a result, residential real estate loans outstanding decreased $4.8 million, or 1.9%, to $245.3 million at December 31, 2023, from $250.1 million at December 31, 2022.

Consumer loans totaled $85.7 million at December 31, 2023, a decrease of $8.8 million, or 9.3%, from $94.5 million at December 31, 2022. The decrease in consumer loans was largely due to runoff of individual loans and pools of personal installment loans purchased through third-party originators in 2022. FNCB did not purchase any consumer loans or loan pools in 2023. Loans to state and municipal governments increased $9.0 million, or 13.9%, to $73.9 million at December 31, 2023 from $64.9 million at December 31, 2022.

The following table presents loans and leases receivable, net by major category at December 31, 2023 and 2022:

Loan and Lease Portfolio Detail

	December 31,
	2023		2022
		% of Total		% of Total
(in thousands)	Amount	Loans, Gross	Amount	Loans, Gross
Residential real estate	$245,282	20.10%	$250,106	23.86%
Commercial real estate	408,135	33.45	376,275	37.29
Construction, land acquisition and development	59,876	4.91	66,230	4.24
Commercial and industrial	183,794	15.06	272,361	19.67
Commercial equipment financing	163,605	13.41	-	-
Consumer	85,730	7.02	94,493	8.72
State and political subdivisions	73,843	6.05	64,852	6.22
Total loans and leases	1,220,265	100.00%	1,124,317	100.00%
Allowance for credit losses	(11,986)		(14,193)
Loans and leases, net	$1,208,279		$1,110,124

The following tables present the maturity distribution and interest rate information of the loan and lease portfolio by major category as of December 31, 2023:

Loans and Leases by Maturity and Interest Rate Sensitivity

	December 31, 2023
	Within One	One to Five	Five to Fifteen	Over Fifteen
(in thousands)	Year	Years	Years	Years	Total
Residential real estate	$3,290	$9,113	$100,846	$132,033	$245,282
Commercial real estate	15,356	72,711	187,368	132,700	408,135
Construction, land acquisition and development	12,528	18,131	19,302	9,914	59,876
Commercial and industrial	79,237	60,116	44,441	-	183,794
Commercial equipment financing	636	133,566	29,403	-	163,605
Consumer	3,888	42,933	37,813	1,096	85,730
State and political subdivisions	2,053	13,859	31,446	26,485	73,843
Total loans and leases	$116,989	$350,429	$450,619	$302,228	$1,220,265

	December 31, 2023
	Within One	One to Five	Five to Fifteen	Over Fifteen
(in thousands)	Year	Years	Years	Years	Total
Loans and leases with fixed rates
Residential real estate	$580	$7,842	$70,257	$99,031	$177,710
Commercial real estate	1,728	66,943	16,584	361	85,616
Construction, land acquisition and development	88	10,908	8,078	310	19,384
Commercial and industrial	9,116	49,938	14,370	-	73,423
Commercial equipment financing	636	133,566	29,403	-	163,605
Consumer	3,850	42,847	37,745	1,096	85,538
State and political subdivisions	20	7,377	29,387	11,620	48,404
Total loans and leases with fixed rates	$16,018	$319,421	$205,824	$112,418	$653,681

Loans and leases with floating rates
Residential real estate	$2,710	$1,271	$30,589	$33,002	$67,572
Commercial real estate	13,628	5,768	170,784	132,339	322,519
Construction, land acquisition and development	12,441	7,223	11,224	9,604	40,491
Commercial and industrial	70,121	10,178	30,071	-	110,371
Commercial equipment financing	-	-	-	-	-
Consumer	38	86	68	-	192
State and political subdivisions	2,033	6,482	2,059	14,865	25,439
Total loans and leases with floating rates	$100,971	$31,008	$244,795	$189,810	$566,584

Under industry regulations, a concentration is considered to exist when there are loans extended to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. Typically, industry guidelines require disclosure of concentrations of loans exceeding 10.0% of total loans outstanding. FNCB had no such concentrations at December 31, 2023 and 2022. In addition to industry guidelines, FNCB’s internal policy considers a concentration to exist in its loan portfolio if an aggregate loan balance outstanding to borrowers within a specific industry exceeds 25.0% of capital. However, management regularly reviews loans in all industry categories to determine if a potential concentration exists.

The following table presents loans by industry, the percentage to gross loans and indicates concentrations greater than 25% of capital at December 31, 2023 and 2022:

Loan Concentrations

	December 31,
	2023		2022
		% of Gross		% of Gross
(dollars in thousands)	Amount	Loans	Amount	Loans
General freight trucking	$48,477	3.97%	$25,052	2.23%
Retail space/shopping centers	58,517	4.80%	54,461	4.85%
1-4 family residential investment properties	119,393	9.78%	113,746	10.13%

Asset Quality

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at the amount of unpaid principal, net of unearned interest, deferred loan fees and costs, and reduced by the ACL. The ACL is established through a provision for credit losses charged to earnings.

FNCB has established and consistently applies loan policies and procedures designed to foster sound underwriting and credit monitoring practices. Credit risk is managed through the efforts of loan officers, the Chief Credit Officer, the loan review function, and the Credit Risk Management and the ACL committees, as well as oversight from the Board of Directors, including the Director's Loan Committee. Management continually evaluates its credit risk management practices to ensure problems in the loan portfolio are addressed in a timely manner, although, as is the case with any financial institution, a certain degree of credit risk is dependent in part on local and general economic conditions that are beyond management’s control.

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

Non-performing loans are monitored on an ongoing basis as part of FNCB’s loan review process. Additionally, work-out for non-performing loans, OREO and other repossessed assets are actively monitored through the Credit Risk Management Committee. A potential loss on a non-performing asset is generally determined by comparing the outstanding loan balance to the fair market value of the pledged collateral, less estimated cost to sell.

Management actively manages loans rated special mention and substandard in an effort to mitigate loss to FNCB by working with customers to develop strategies to resolve borrower difficulties, through sale or liquidation of collateral, foreclosure, and other appropriate means. In addition, management monitors employment and economic conditions within FNCB's market area, as weakening of conditions could result in real estate devaluations and an increase in loan delinquencies, which could negatively impact asset quality and cause an increase in the provision for credit losses.

The following table presents information about non-performing assets at of December 31, for each of the last five years:

Non-performing Assets

	December 31,
(dollars in thousands)	2023	2022	2021	2020	2019
Non-accrual loans	$5,338	$2,763	$3,863	$5,581	$9,084
Loans past due 90 days or more and still accruing	38	79	-	-	-
Total non-performing loans	5,376	2,842	3,863	5,581	9,084
Other real estate owned	-	-	920	58	289
Other non-performing assets	2,067	1,773	1,773	1,900	1,900
Total non-performing assets	$7,443	$4,615	$6,556	$7,539	$11,273

Non-performing loans as a percentage of total loans	0.44%	0.25%	0.39%	0.62%	1.10%
Non-performing assets as a percentage of total assets	0.40%	0.26%	0.39%	0.51%	0.94%
Allowance for credit losses as a percentage of total loans and leases, net	0.98%	1.26%	1.27%	1.33%	1.08%
Allowance for credit losses to non-accrual loans and leases	224.54%	513.68%	321.41%	214.12%	98.52%
Allowance for credit losses to non-performing loans and leases	222.95%	499.40%	321.41%	214.12%	98.52%
Allowance for credit losses to non-performing assets	161.04%	307.54%	189.38%	158.51%	79.39%

Total non-performing assets increased $2.8 million, or 61.3%, to $7.4 million at December 31, 2023 from $4.6 million at December 31, 2022. The higher level of non-performing assets reflected increases in non-accrual loans and other non-performing assets. Non-performing loans, which include non-accrual loans and loans past due 90 days or more and still accruing, increased $2.6 million, or 89.2%, to $5.4 million at December 31, 2023 from $2.8 million at December 31, 2022. The increase in non-performing loans was primarily due to increases in non-accrual commercial real estate loans of $1.6 million, which involved three commercial loan relationships. In addition, FNCB experienced increases of $0.5 million in both non-accrual residential real estate loans and commercial equipment financing loans. With respect to commercial equipment financing loans, there were five loans secured by trucking equipment were on non-accrual status at December 31, 2023, while the increase non-accrual residential real estate loans was largely related to one borrower. At December 31, 2023, other non-performing assets was comprised primarily of a classified account receivable of $1.6 million and repossessed assets of $0.5 million, primarily tractor-trailers. At December 31, 2022, other non-performing assets was comprised solely of the classified account receivable of $1.8 million.

FNCB experienced some moderate asset quality stress as evidenced by an increase in total delinquent loan balances of $4.3 million to $9.2 million at December 31, 2023, from $4.9 million at December 31, 2022. Total delinquencies as a percentage of total loans and leases, increased to 0.75% at December 31, 2023, compared to 0.45% at December 31, 2022. In addition, net loan charge-offs increased $1.3 million to $1.5 million, or 0.12% of average loans and leases, compared to net charge-offs of $185 thousand, or 0.02% of average loans and leases for the same period of 2022. The increase in net charged-offs was primarily concentrated in the consumer and commercial equipment financing loan segments. Charge-offs of consumer loans were concentrated in third-party originated unsecured personal loans, reflective of inflationary pressures and higher interest rates, while charge-offs of commercial equipment financing loans were concentrated in loans collateralized by tractor-trailers following notable weakness within the transportation industry. In response to the stress, FNCB ceased purchasing unsecured personal loans from third-party originators and has tightened underwriting criteria in originating commercial equipment financing loans and leases through 1st Equipment Finance, Inc. FNCB’s ratio of non-performing loans to total gross loans increased to 0.44% at December 31, 2023 from 0.25% at December 31, 2022. Similarly, FNCB’s ratio of non-performing assets as a percentage of total assets increased to 0.40% at December 31, 2023 from 0.26% at December 31, 2022.

With regard to the classified account receivable, the balance outstanding of $1.6 million at December 31, 2023 is secured by an evergreen letter of credit that was received as part of a settlement agreement for a large construction, land acquisition and development loan for a residential development project in the Pocono region of Monroe County, Pennsylvania. The agreement provides for payment to FNCB as real estate building lots are sold. The project was stalled due to a decline in real estate values in this area following the financial crisis of 2008. In 2019, economic development in this market area began improving and the developer for this project had resumed construction activity, including the completion of substantial infrastructure, and had increased marketing and sales initiatives related to the project. To date, no single-unit lots have been sold, however, the developer completed the construction of a seven-unit building that houses timeshare units and owners began occupying the units in the fourth quarter of 2020. In 2020, management negotiated a repayment plan with the developer. FNCB received the first payment of $127 thousand in the second quarter of 2021. A second payment was received in the amount of $127 thousand in the second quarter if 2023. Management continues to closely monitor this project and has noted an increase in construction activity related to this project including the construction of two additional six- or eight-unit buildings and further site development including building pads for a new six-seven unit building and pool/spa building. Additionally, the developer has increased marketing and sales initiatives for the project. Subsequent to December 31, 2023, FNCB received a third payment of $127 thousand on February 1, 2024.

While FNCB's asset quality has remained favorable, management believes continued economic uncertainty related to supply-chain constraints, inflation, and the resulting increase in interest rates could affect borrower's ability to repay loans, which may have a negative impact on asset quality including, increases in loan delinquencies, non-performing loans, loan charge-offs and foreclosures. Additionally, as mentioned above, management is aware of weakness within the transportation industry, specifically trucking and freight hauling. Demand within this industry, which was inflated during the COVID-19 pandemic, fell sharply during 2023 reverting back to pre-pandemic levels. However, the drop and demand has caused a spike in unemployment within this industry marked by a decline in employment opportunities and fewer jobs for displaced drivers. Management is closely monitoring loans secured by trucking equipment and has tightened underwriting standards for lending to borrowers within this industry segment. The amortized cost of loans within the general freight trucking industry totaled $48.5 million, or 3.97% of total loans and leases, at December 31, 2023. Further weakness and stress within this industry could result in additional asset quality weakness including, increases in loan delinquencies, non-performing loans and loan charge-offs. Additional asset quality weakness could result in increases in the provision for credit losses which could have an adverse affect on FNCB's financial condition and results of operations.

The following table presents the changes in non-performing loans and leases for the years ended December 31, 2023 and 2022 .

Changes in Non-performing Loans and Leases
	Year ended December 31,
(in thousands)	2023	2022
Balance, January 1	$2,842	$3,863
Loans newly placed on non-accrual	7,235	2,325
Change in loans past due 90 days or more and still accruing	(41)	79
Loans returned to performing status	-	-
Loans charged-off	(3,238)	(1,237)
Loans sold	-	(925)
Loan payments received	(1,421)	(1,263)
Balance, December 31	$5,376	$2,842

The following table presents accruing loan delinquencies and non-accrual loans as a percentage of total loans and leases at December 31, 2023 and 2022 :

Loan Delinquencies and Non-accrual Loans

	December 31,
	2023	2022
Accruing:
30-59 days	0.27%	0.15%
60-89 days	0.04	0.05
90+ days	0.00	0.01
Non-accrual	0.44	0.25
Total delinquencies	0.75%	0.45%

Total delinquencies as a percentage of gross loans increased  to 0.75% at December 31, 2023 from 0.45% at December 31, 2022. The most predominant factor contributing to the increase in total delinquencies was the $2.6 million increase in non-accrual loans.

Allowance for Credit Losses

The ACL is analyzed in accordance with GAAP and is maintained at a level that is based on management’s evaluation of the adequacy of the ACL in relation to the risks inherent in the loan portfolio. Evaluations are intrinsically subjective, as the results are estimated based on management knowledge and experience and are subject to interpretation and modification as information becomes available or as future events occur. Management monitors the loan portfolio on an ongoing basis with emphasis on weakness in both the real estate market and the economy in general and its effect on repayment.

The ACL equaled $12.0 million at December 31, 2023, a decrease of $2.2 million, or 15.6%, from $14.2 million at December 31, 2022. The decrease resulted from a $2.6 million adjustment from the impact of the adoption of ASU 2016-13, on January 1, 2023, coupled with a net charge-offs of $1.5 million, partially offset by a provision for credit losses of $1.9 million for the year ended December 31, 2023. The ratio of ACL as a percentage of total loans and leases, net of deferred origination fees and costs and unearned income, decreased to 0.98% at December 31, 2023 from 1.26% of total loans and leases at December 31, 2022.

The following table presents an allocation of the ACL by major loan category at December 31, for each of the last five years:

Allocation of the ACL

	December 31,
	2023		2022		2021		2020		2019
(dollars in thousands)	Allowance	Percentage	Allowance	Percentage	Allowance	Percentage	Allowance	Percentage	Allowance	Percentage
Residential real estate	$1,157	9.65%	$2,215	15.61%	$2,081	16.76%	$1,715	14.35%	$1,147	12.81%
Commercial real estate	2,831	23.62	4,193	29.54	4,530	36.49	4,268	35.71	3,198	35.73
Construction, land acquisition and development	1,154	9.63	747	5.26	392	3.16	538	4.50	271	3.03
Commercial and industrial	2,198	18.34	4,099	28.88	2,670	21.51	2,619	21.92	1,997	22.31
Commercial equipment financing subsidiary	3,129	26.11	-	-	-	-	-	-	-	-
Consumer	1,118	9.32	1,307	9.21	1,159	9.33	1,319	11.04	1,658	18.53
State and political subdivisions	399	3.33	503	3.54	455	3.66	405	3.39	253	2.83
Unallocated	-	-	1,129	7.95	1,129	9.09	1,086	9.09	426	4.76
Total	$11,986	100.00%	$14,193	100.00%	$12,416	100.00%	$11,950	100.00%	$8,950	100.00%

The following table presents an analysis of changes in the ACL and the ratio of net charge-offs (recoveries) to average loans by major loan category and certain credit ratios for each of the last five years:

Reconciliation of the ACL

	For the Year Ended December 31,
(dollars in thousands)	2023	2022	2021	2020	2019
Balance, January 1,	$14,193	$12,416	$11,950	$8,950	$9,519
Impact of ASC 326	(2,636)	-	-	-	-
Balance at beginning of period, after adoption of ASC 326	11,557	12,416	11,950	8,950	9,519
Charge-offs:
Residential real estate	67	3	14	-	27
Commercial real estate	-	-	11	336	-
Construction, land acquisition and development	-	-	-	-	18
Commercial and industrial	496	69	218	254	1,258
Commercial equipment financing	629	-	-	-	-
Consumer	2,149	1,234	543	975	1,311
State and political subdivision	-	-	-	-	-
Total charge-offs	3,341	1,306	786	1,565	2,614
Recoveries of charged-off loans:
Residential real estate	-	3	17	43	9
Commercial real estate	495	293	467	846	32
Construction, land acquisition and development	-	10	13	-	82
Commercial and industrial	148	30	74	1,220	364
Commercial equipment financing	-	-	-	-	-
Consumer	1,247	785	515	515	761
State and political subdivision	-	-	-	-	-
Total recoveries	1,890	1,121	1,086	2,624	1,248
Net charge-offs (recoveries)	1,451	185	(300)	(1,059)	1,366
Provision for credit losses	1,880	1,962	166	1,941	797
Balance, December 31,	$11,986	$14,193	$12,416	$11,950	$8,950

Net charge-offs (recoveries) to average loans and leases
Residential real estate	-%	-%	-%	(0.03)%	0.01%
Commercial real estate	(0.04)	(0.02)	(0.13)	(0.16)	(0.01)
Construction, land acquisition and development	-	-	(0.02)	-	(0.21)
Commercial and industrial	0.03	0.36	0.06	(0.43)	0.59
Commercial equipment financing	0.05	-	-	-	-
Consumer	0.08	0.04	0.03	0.42	0.37
State and political subdivision	-	-	-	-	-
Net charge-offs (recoveries) to average loans and leases	0.12%	0.02%	(0.03)%	(0.12)%	0.16%

Ratios:
Allowance for credit losses to gross loans at period end	0.98%	1.26%	1.27%	1.33%	1.08%

Allowance for credit losses to non-accrual loans and leases	224.54%	513.68%	321.41%	214.12%	98.52%

Deposits

Management recognizes the importance of deposit growth as its primary funding source for loan products and regularly evaluates new products and strategies focused on growing commercial, consumer and municipal deposit relationships. Deposit gathering shifted in 2023 and posed many challenges, as FNCB experienced a return of cyclicality with respect to its municipal customers, while liquidity pressures throughout the industry and heightened competition were the primary factors that caused an increase in deposit rates.

Total deposits in creased $108.3 million, or 7.6%, to $1.529 billion at December 31, 2023  from $1.421 billion at December 31, 2022. Interest-bearing deposits increased $128.6 million, or 11.5%, to $1.243 billion at December 31, 2023 from $1.115 billion at December 31, 2022. Meanwhile, non-interest-bearing deposits decreased $20.3 million, or 6.6%, to $285.5 million at December 31, 2023 from $305.8 million at December 31, 2022. With regard to interest-bearing deposits, the increase was primarily concentrated in time deposits due to increased utilization of brokered deposits and some deposit migration from non-maturity deposits into certificates of deposit. Time deposits with balances of $250 thousand and over increased $28.4 million, or 114.1%, to $53.3 million at December 31, 2023, from $24.9 million at December 31, 2022, while other time deposits increased $171.9 million, or 129.3%, to $304.9 million at December 31, 2023 from $133.0 million at December 31, 2022. At December 31, 2023, other time deposits included $148.7 million in brokered time deposits outstanding, compared to $23.9 million at December 31, 2022. In total, interest-bearing demand deposits decreased $54.2 million, or 6.7%, to $754.3 million at December 31, 2023 from $808.5 million at December 31, 2022. Savings accounts decreased $17.5 million, or 11.8%, to $130.9 million at December 31, 2023 from $148.4 million at December 31, 2022.

Total deposits averaged $1.450 billion in 2023, an increase of $18.3 million, or 1.3%, compared to $1.432 billion in 2022. Non-interest-bearing demand deposits averaged $287.5 million in 2023, a decrease of $26.6 million, or 8.5% compared to $314.1 million in 2022. Interest-bearing deposits averaged $1.163 billion in 2023, an increase of $44.9 million, or 4.0%, from $1.118 billion in 2022. The increase was concentrated in average time deposits which increased $164.4 million, or 104.1%, to $322.4 million in 2023 from $158.0 million in 2022. Meanwhile, average interest-bearing demand deposits, decreased $111.5 million, or 13.7%, to $704.1 million, from $815.6 million in 2022. Average savings deposits decreased $8.0 million, or 5.5%, to $136.4 million in 2023 from $144.3 million in 2022. FNCB’s deposit funding costs increased 174 basis points, to 2.10% in 2023 from 0.36% in 2022. Rates on interest-bearing demand and savings deposits increased by 158 basis points and 16 basis points, respectively, while time deposit rates increased by 280 basis points, comparing 2023 and 2022. Should competition for deposits within FNCB's market area intensify, management anticipates that FNCB's funding costs may continue to increase.

The average balance of, and the rate paid on, the major classifications of deposits for the past three years are summarized in the following table:

Deposit Distribution

	For the Year Ended December 31,
	2023		2022		2021
	Average		Average		Average
(dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate
Interest-bearing deposits:
Demand	$704,118	1.97%	$815,579	0.39%	$764,798	0.16%
Savings	136,354	0.28	144,343	0.12	125,022	0.07
Time	322,354	3.17	157,991	0.37	176,245	0.66
Total interest-bearing deposits	1,162,826	2.10%	1,117,913	0.36%	1,066,065	0.24%

Non-interest-bearing deposits	287,471		314,105		315,181

Total deposits	$1,450,297		$1,432,018		$1,381,246

The following table presents the maturity distribution of time deposits in excess of insurance limit at December 31, 2023 and 2022:

Maturity Distribution of Time Deposits $250,000 or More

	December 31,
(in thousands)	2023	2022
3 months or less	$31,708	$10,009
Over 3 through 6 months	13,966	4,524
Over 6 through 12 months	6,979	7,362
Over 12 months	666	3,007
Total	$53,319	$24,902

Borrowings

FNCB has an agreement with the FHLB of Pittsburgh which allows for borrowings, either overnight or term, up to a maximum borrowing capacity based on a percentage of qualifying loans pledged under a blanket pledge agreement. In addition to pledging loans, FNCB is required to purchase FHLB of Pittsburgh stock based upon the amount of credit extended. Loans that were pledged to collateralize borrowings under this agreement with the FHLB of Pittsburgh were $506.2 million at December 31, 2023 and $482.1 million at December 31, 2022. FNCB’s maximum borrowing capacity was $373.6 million at December 31, 2023. At December 31, 2023 and 2022, there were $91.5 million and $47.5 million, respectively, in letters of credit to secure municipal deposits outstanding under this agreement. There were $16.0 million in overnight advances and $149.0 million in term advances through the FHLB of Pittsburgh outstanding at December 31, 2023. At December 31, 2022, there were $139.4 million in overnight advances and $32.7 million in term advances outstanding, through the FHLB of Pittsburgh. FNCB had a remaining borrowing availability at the FHLB of Pittsburgh of $115.7 million at December 31, 2023.

Advances through the Federal Reserve Bank Discount Window generally include short-term advances which are fully collateralized by certain pledged loans under the Federal Reserve Bank's Borrower-in-Custody ("BIC") program. At December 31, 2023, FNCB had loans pledged under the BIC program of $187.0 million. There were no advances outstanding under the BIC program at December 31, 2023 and 2022. At December 31, 2023, FNCB had borrowing capacity available under the BIC program of $158.4 million. On March 12, 2023, the Federal Reserve Bank established the Bank Term Funding Program (“BTFP”), a program through the Discount Window designed to provide additional funding to eligible depository institutions during a period of stress. The BTFP is collateralized by high-quality securities valued at par including U.S. Treasury securities, U.S. government agency debt and mortgage-backed securities and other qualifying securities. At December 31, 2023, FNCB had securities pledged of $27.8 million and an outstanding advance under the BTFP of $25.0 million. On January 24, 2024, the Federal Reserve Bank announced that it would cease making new loans under this program on March 11, 2024.

FNCB also had $10.3 million of junior subordinated debentures outstanding at December 31, 2023 and 2022. The interest rate on the debentures will reset quarterly at a spread of 1.67% above 3-month CME Term SOFR plus 0.26161%. CME Term SOFR are administered by CME Group Benchmark Administration Limited (CBA) which is registered under Benchmarks (Amendment and Transitional Provision) (EU Exit) Regulations 2019 (SI 2019/657) is authorized and supervised by the UK Financial Conduct Authority (FCA) and is aligned to the IOSCO Principles for Financial Benchmarks. The average interest rate paid on the junior subordinated debentures in 2023 was 7.02%, compared to 3.47% in 2022.

Average borrowed funds increased $88.1 million to $197.6 million in 2023 from 109.5 million in 2022. The average rate paid on borrowed funds increased 237 basis points to 4.89% in 2023 from 2.52% in 2022. The increase in rate on borrowed funds reflected higher average volumes of overnight and short-term borrowings through the FHLB of Pittsburgh and advances through the Federal Reserve BTFP program in 2023 as compared to 2022. Average borrowed funds in 2022 was comprised mainly of overnight advances through the FHLB of Pittsburgh.

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

The statements of cash flows present the change in cash and cash equivalents from operating, investing and financing activities. Cash and due from banks and interest-bearing deposits in other banks, which comprise cash and cash equivalents, are FNCB’s most liquid assets. Cash and cash equivalents totaled $107.9 million at December 31, 2023, an increase of $66.0 million, or 157.3%, from $41.9 million at December 31, 2022, as net cash inflows from operating and financing activities more than offset net cash outflows for investing activities.

Financing activities provided $119.2 million in net cash, which resulted primarily from the $108.3 million increase in deposits. The proceeds from net term advances through the FHLB of Pittsburgh, of $116.3 million were more than entirely offset by $123.4 million in net repayments of overnight advances through the FHLB of Pittsburgh. In addition, net proceeds from the Federal Reserve Discount Window advances totaled $25 million. These inflows were slightly offset by net cash used to pay dividends to shareholder dividends of $7.1 million. Operating activities include net income, adjusted for the effects of non-cash transactions including, among others, depreciation and amortization and the provision for loan and lease losses, and is the primary source of cash flows from operations. In 2023, operating activities provided FNCB with $15.8 million in net cash, which reflected net income of $13.0 million, net of a reduction for non-cash positive adjustments of $2.8 million.

Net cash outflows from investing activities used $69.0 million of cash and cash equivalents during the year ended December 31, 2023. Accounting for the majority of the net cash outflow was a net increase in loans and leases of $98.1 million, which reflected strong organic loan demand. Also contributing to the net cash outflow for investing activities were purchases of $269 thousand in restricted stock, $245 thousand in premises and equipment, $160 thousand in equity securities, and $6.6 million for an investment in a Federal Low-Income Housing Tax Credit program. Partially offsetting these cash outflows was a net cash inflow of $34.9 million related to activity from FNCB's portfolio of available-for-sale debt securities and proceeds from the sale of equity securities of $1.5 million.

Management is actively monitoring FNCB's liquidity position and capital adequacy in light of the changing circumstances related to economic uncertainty, liquidity constraints, current inflation levels, rising interest rates and increased competition. Management believes that FNCB’s current liquidity position is sufficient to meet its cash flow needs as of December 31, 2023. In addition to cash and cash equivalents of $107.9 million at December 31, 2023, FNCB had ample sources of additional liquidity including approximately $115.1 million in available borrowing capacity with the FHLB of Pittsburgh, and available borrowing capacity through The Federal Reserve Discount Window of $158.4 million under the BIC program. In addition, FNCB had $75.0 million in federal fund lines of credit available through correspondent banks at December 31, 2023, as well as access to wholesale deposit markets. While management believes FNCB has adequate liquidity to meet its cash flow needs, they are keenly aware that changes in general economic conditions, including inflation, further increases in interest rates and competition, among other factors, could pose potential stress on liquidity should deposits begin exiting the Bank and/or FNCB's asset quality deteriorates. Additionally, FNCB could experience an increase in the utilization of existing lines of credit as customers manage their own liquidity needs during this time of economic uncertainty. Management continually monitors FNCB's liquidity positions and sources of available liquidity in relation to funding and cash flow need and evaluates potential sources of additional liquidity.

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

The following schedules present information regarding the Bank’s risk-based capital at December 31, 2023 and 2022, and selected other capital ratios:

	FNCB Bank		Minimum Required For Capital Adequacy Purposes	Minimum Required For Capital Adequacy Purposes with Conservation Buffer	Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
(dollars in thousands)	Amount	Ratio	Ratio	Ratio	Ratio
December 31, 2023

Total capital (to risk-weighted assets)	$175,296	12.66%	8.00%	10.50%	10.00%

Tier I capital (to risk-weighted assets)	161,896	11.69%	6.00%	8.50%	8.00%

Tier I common equity (to risk-weighted assets)	161,896	11.69%	4.50%	7.00%	6.50%

Tier I capital (to average assets)	161,896	8.76%	4.00%	4.00%	5.00%

Total risk-weighted assets	1,384,710

Total average assets	1,848,752

	FNCB Bank		Minimum Required For Capital Adequacy Purposes	Minimum Required For Capital Adequacy Purposes with Conservation Buffer	Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
(dollars in thousands)	Amount	Ratio	Ratio	Ratio	Ratio
December 31, 2022

Total capital (to risk-weighted assets)	$169,984	13.11%	8.00%	10.50%	10.00%

Tier I capital (to risk-weighted assets)	154,842	11.94%	6.00%	8.50%	8.00%

Tier I common equity (to risk-weighted assets)	154,842	11.94%	4.50%	7.00%	6.50%

Tier I capital (to average assets)	154,842	8.77%	4.00%	4.00%	5.00%

Total risk-weighted assets	1,296,618

Total average assets	1,765,251

FNCB’s total regulatory capital increased $5.3 million to $175.3 million at December 31, 2023 from $170.0 million at December 31, 2022. The Bank’s risk-based capital ratios exceeded the minimum regulatory capital ratios required for adequately capitalized institutions. Based on the most recent notification from its primary regulators, the Bank was categorized as well capitalized at December 31, 2023 and 2022. There are no conditions or events since this notification that management believes have changed this category.

As of December 31, 2023, FNCB had 30,212,969 shares of common stock available for future sale or share dividends. For further discussion of FNCB’s capital requirements and dividend limitations, refer to Note 15, “Regulatory Matters,” of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Additionally, FNCB has available 20,000,000 authorized shares of preferred stock. There were no preferred shares issued and outstanding at December 31, 2023 and 2022.

On January 25, 2023, FNCB's Board of Directors authorized the repurchase of up to 750,000 shares of FNCB's outstanding common stock may be acquired in the open market commencing on March 3, 2023 and expiring on December 31, 2023 pursuant to a trading plan that was adopted in accordance with rule 10b5-1 of the Exchange Act. The repurchase program was terminated in the third quarter of 2023. Repurchases under this program are administered through an independent broker and are subjected to SEC regulations as well as certain price, market volume and timing constraints specified in the trading plan. In 2022 and 2021, the Board of Directors had authorized a similar program under which 384,830 and 330,759 common shares were repurchased, respectively. No shares were repurchased in 2023 under this plan.

FNCB’s ability to pay dividends to its shareholders is largely dependent on the Bank’s ability to pay dividends to FNCB. Bank regulations limit the amount of dividends that may be paid without prior approval of the Bank’s regulatory agency. Cash dividends declared and paid by FNCB during 2023 and 2022 were $0.36 per share and $0.23 per share, respectively. FNCB offers a Dividend Reinvestment and Stock Purchase plan ("DRP") to its shareholders. For the years ended December 31, 2023 and 2022 dividend reinvestment shares were purchased in open market transactions, while shares under the optional cash purchase feature of the DRP were issued from authorized but unissued common shares. Shares of common stock issued under the DRP totaled 13,348 and 5,089 for the years ended December 31, 2023 and 2022, respectively. Subsequent to December 31, 2023, on January 24, 2024, FNCB declared a $0.090 per share dividend payable on March 15, 2024 to shareholders of record on March 1, 2024.

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

For the year ended December 31, 2023, FNCB did not engage in any off-balance sheet transactions that would have or would be reasonably likely to have a material effect on its consolidated financial condition. For a further discussion of FNCB’s off-balance sheet arrangements, refer to Note 13, “Commitments, Contingencies, and Concentrations” to the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.

The following table presents off-balance financial instruments whose contractual amounts represent credit risk at December 31, 2023 and 2022. With the exception of credit availability for certain commercial construction, land acquisition and development loans having a 24-month draw period, all of the off-balance sheet financial instruments outstanding at December 31, 2023 expire within one year of their respective contract dates.

Off-Balance Sheet Commitments

	December 31,
(in thousands)	2023	2022
Commitments to extend credit	$335,032	$301,300
Standby letters of credit	16,908	17,923

In order to provide for probable losses inherent in these instruments, FNCB recorded reserves for unfunded commitments of $803 thousand and $949 thousand at December 31, 2023 and 2022, respectively, which were included in other liabilities in the consolidated statements of financial condition.

Impact of Inflation and Changing Prices

The preparation of financial statements in conformity with GAAP requires management to measure the FNCB’s financial position and operating results primarily in terms of historic dollars. Changes in the relative value of money due to inflation or recession are generally not considered. The primary effect of inflation on FNCB's operations is primarily related to increases in operating expenses. Management considers changes in interest rates to impact our financial condition and results of operations to a far greater degree than changes in prices due to inflation. Although interest rates are greatly influenced by changes in the inflation rate, they do not necessarily change at the same rate or to the same magnitude as the inflation rate. FNCB manages interest rate risk in several ways. Refer to “Interest Rate Risk” in Item 7A for further discussion. There can be no assurance that FNCB will not be materially adversely affected by future changes in interest rates, as interest rates are highly sensitive to many factors that are beyond its control. Additionally, inflation may adversely impact the financial condition of FNCB's borrowers and could impact their ability to repay their loans, which could negatively affect FNCB's asset quality through higher delinquency rates and increased charge-offs. Management will carefully consider the impact of inflation and rising interest rates on FNCB borrowers in managing credit risk related to the loan and lease portfolio.

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

While ALCO regularly performs a wide variety of simulations under various strategic balance sheet and treasury yield curve scenarios, the following results reflect FNCB’s sensitivity over the subsequent twelve months based on the following assumptions:

●	asset and liability levels as of December 31, 2023 as a starting point;
●	cash flows are based on contractual maturity and amortization schedules with applicable prepayments derived from internal historical data and external sources; and
●	cash flows are reinvested into similar instruments to keep interest-earning asset and interest-bearing liability levels constant.

The following table illustrates the simulated impact of parallel and instantaneous interest rate shocks of +400 basis points, +200 basis points and -100 basis points on net interest income and the change in economic value over a one-year time horizon from the December 31, 2023 levels:

	Rates +200		Rates +400		Rates -100
	Simulation	Policy	Simulation	Policy	Simulation	Policy
	Results	Limit	Results	Limit	Results	Limit
Earnings at risk:
Percent change in net interest income	(2.9)%	(12.5)%	(4.8)%	(20.0)%	(0.3)%	(10.0)%

Economic value at risk:
Percent change in economic value of equity	(3.1)%	(20.0)%	(7.2)%	(35.0)%	(0.3)%	(10.0)%

Model results at December 31, 2023 indicated that FNCB's asset/liability position was liability-rate sensitive over the next 18-24 months. At December 31, 2023, the model indicated that FNCB’s net interest income is expected to decrease 2.9% under a +200-basis point interest rate shock, as compared to the base case, caused by spread compression due to increased wholesale funding and deposit migration into higher-yielding alternatives and certificate of deposit specials. Under this scenario, projected net interest income is expected to improve in years 3 through 5 of the 5-year simulation driven by asset cashflows replaced into higher assumed replacement rates outpacing the increase in funding costs from certificate of deposit maturities rolling into higher-costing specials. The percentage change in net interest income in under the +200 and +400-basis point shock scenarios exceed policy guidelines at December 31, 2023. As part of its ALCO initiatives, management is currently evaluating various strategies to reduce FNCB's liability sensitivity and will execute such strategies as appropriate. Model results also indicate a 0.3% decrease to net interest income from the base case over the next 12 months under a rate shock of -100 basis points, as asset yields less of a decline as compared to overnight funding costs. Additionally, with respect to FNCB's EVE, all modeled exposures are within policy guidelines.

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

As previously mentioned, as part of its ongoing monitoring, ALCO requires quarterly back testing of modeling results, which involves after-the-fact comparisons of projections with FNCB’s actual performance to measure the validity of assumptions used in the modeling techniques. As part of its quarterly review, management compared tax-equivalent net interest income recorded for the three months ended December 31, 2023 with tax-equivalent net interest income that was projected for the period. There was a positive variance between actual and projected tax-equivalent net interest income for the three months ended December 31, 2023 of approximately $0.1 million, or 0.50%. The minor variance primarily reflected a difference in the assumption for applying the effect of interest rate hedges on net interest income.  ALCO performs a detailed rate/volume analysis between actual and projected results to continue to improve the accuracy of its simulation models.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of
FNCB Bancorp, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of FNCB Bancorp, Inc. and Subsidiaries (the "Company") as of December 31, 2023 and 2022, and the related consolidated statements of income, comprehensive income (loss), changes in shareholders’ equity, and cash flows, for the years then ended and the related notes (collectively, the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for the recognition and measurement of credit losses as of January 1, 2023 due to the adoption of ASC Topic 326, Financial Instruments – Credit Losses. Our opinion is not modified with respect to this matter.

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

Allowance for Loan Losses – Qualitative Factor Adjustments

Critical Audit Matter Description

As discussed above, on January 1, 2023, the Company adopted ASC Topic 326, Financial Instruments – Credit Losses, which resulted in a decrease in the allowance for credit losses (ACL) for loans and leases of $2.6 million, an increase in the ACL for unfunded commitments of $1.3 million, and an increase in retained earnings, net of deferred taxes, by $1.3 million through a cumulative-effect adjustment. As described in Notes 2 and 4 to the consolidated financial statements, management estimates the ACL for loans and leases based on information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount.

The ACL is made up of both a quantitative modeled component as well as a qualitative component. The methodology for determining the quantitative component includes (1) a pooled component for loans and leases that exhibit similar risk characteristics and (2) identifying loans and leases that do not share risk characteristics with existing pools that are evaluated on an individual basis. For loans and leases exhibiting similar risk characteristics, the Company uses a discounted cash flow (“DCF”) methodology for all loan and lease portfolio segments measured on a collective or pool basis to estimate credit losses over the expected life of the loan and lease. For each loan and lease segment, a cash flow projection is generated at the instrument level. The DCF methodology combines the probability of default, and loss given default assumption that are applied to the pool’s projective model of cash flows taking into consideration the effects of prepayments and principal curtailment effects to estimate a reserve for each loan and lease. Loss given default is estimated based on peer loss experience. Probability of default is estimated utilizing a statistical regression model that incorporates a macroeconomic driver, the national unemployment rate. The model utilizes the forecast factor with a four quarter reasonable and supportable forecast period and different reversion techniques in order to estimate the probability of default for each loan and lease portfolio segment.

Quantitative loss factors are also supplemented by certain qualitative risk factors reflecting management’s evaluation of various conditions.  Management applies judgment in determining the extent of qualitative factors used in the qualitative component to adjust the loss rates for loan and lease segments to reflect the impact these factors may have on expected losses in the loan and lease portfolio. Management’s evaluation of these factors includes a weighted rate and risk range category assigned to each factor. The qualitative factors include (1) changes in the credit quality trends of a respective segment which may be measured by risk ratings, FICO scores, delinquency rates, and payment performance, (2) changes in independent third-party loan reviews and regulatory exam ratings, (3) changes in local unemployment rates, (4) portfolio segment growth rates and concentrations, and (5) other external factors that may affect bank lending and operations such as a pandemic, natural disaster, or loss of a major employer, among others. The Company’s loan and lease portfolio totaled $1.2 billion as of December 31, 2023, and the associated ACL was $12.0 million.

We identified the qualitative factor component of the ACL on loans and leases collectively evaluated for credit loss as a critical audit matter as auditing the underlying qualitative factors required significant auditor judgment as amounts determined by management rely on analysis that is highly subjective and includes significant estimation uncertainty.

The primary procedures we performed to address this critical audit matter included:

●

Obtaining an understanding of the relevant controls related to the ACL on loans and leases and tested such controls for design and operating effectiveness, including controls related to management's establishment, review, and approval of the qualitative factors, and the completeness and accuracy of data used in determining qualitative factors.

●	Evaluation of the appropriateness of management's methodology for estimating the ACL on loans and leases.
●	Testing of the completeness and accuracy of data used by management in determining qualitative factor adjustments.
●

Evaluating the reasonableness of management's judgments related to the qualitative loss factors to determine if the loss factors are calculated in accordance with management's policies and were consistently applied from the point of adoption to year end.

/s/ Baker Tilly US, LLP

We have served as the Company’s auditor since 2014.

Baker Tilly US, LLP

Iselin, New Jersey

March 8, 2024

FNCB BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,	December 31,
(in thousands, except share data)	2023	2022
Assets
Cash and cash equivalents:
Cash and due from banks	$27,819	$26,588
Interest-bearing deposits in other banks	80,049	15,328
Total cash and cash equivalents	107,868	41,916
Available-for-sale debt securities	450,814	476,091
Equity securities, at fair value	4,786	7,717
Restricted stock, at cost	8,814	8,545
Loans held for sale	-	60
Loans and leases, net of allowance for credit losses of $11,986 and $14,193	1,208,279	1,110,124
Bank premises and equipment, net	14,546	15,616
Accrued interest receivable	7,085	5,957
Bank-owned life insurance	37,251	36,499
Other assets	41,543	43,005
Total assets	$1,880,986	$1,745,530

Liabilities
Deposits:
Demand (non-interest-bearing)	$285,548	$305,850
Interest-bearing	1,243,434	1,114,797
Total deposits	1,528,982	1,420,647
Borrowed funds:
Federal Reserve Discount Window advances	25,000	-
Federal Home Loan Bank of Pittsburgh advances	164,962	172,050
Junior subordinated debentures	10,310	10,310
Total borrowed funds	200,272	182,360
Accrued interest payable	1,355	171
Other liabilities	15,778	23,403
Total liabilities	1,746,387	1,626,581

Shareholders' equity
Preferred stock ($1.25 par)
Authorized: 20,000,000 shares at December 31, 2023 and December 31, 2022
Issued and outstanding: 0 shares at December 31, 2023 and December 31, 2022	-	-
Common stock ($1.25 par)
Authorized: 50,000,000 shares at December 31, 2023 and December 31, 2022
Issued and outstanding: 19,787,031 shares at December 31, 2023 and 19,681,644 shares at December 31, 2022	24,733	24,602
Additional paid-in capital	78,253	77,502
Retained earnings	71,782	64,873
Accumulated other comprehensive loss	(40,169)	(48,028)
Total shareholders' equity	134,599	118,949
Total liabilities and shareholders’ equity	$1,880,986	$1,745,530

The accompanying notes to consolidated financial statements are an integral part of these statements.

FNCB BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended December 31,
(in thousands, except share data)	2023	2022
Interest income
Interest and fees on loans and leases	$65,364	$47,193
Interest and dividends on securities:
Taxable	12,451	10,281
Tax-exempt	2,207	2,662
Dividends	991	549
Total interest and dividends on securities	15,649	13,492
Interest on interest-bearing deposits in other banks	1,011	91
Total interest income	82,024	60,776
Interest expense
Interest on deposits	24,461	3,970
Interest on borrowed funds:
Federal Reserve Bank Discount Window advances	308	3
Federal Home Loan Bank of Pittsburgh advances	8,634	2,401
Junior subordinated debentures	724	358
Total interest on borrowed funds	9,666	2,762
Total interest expense	34,127	6,732
Net interest income before provision for credit losses	47,897	54,044
Provision for credit losses	1,880	1,962
Net interest income after provision for credit losses	46,017	52,082
Non-interest income
Deposit service charges	4,537	4,415
Net gain (loss) on the sale of available-for-sale debt securities	252	(223)
Net loss on equity securities	(1,601)	(34)
Net gain on the sale of mortgage loans held for sale	6	205
Loan-related fees	398	243
Income from bank-owned life insurance	752	710
Bank-owned life insurance settlement	-	273
Merchant services revenue	592	712
Wealth management services revenue	944	564
Other	765	1,116
Total non-interest income	6,645	7,981
Non-interest expense
Salaries and employee benefits	20,234	19,283
Occupancy expense	2,156	2,093
Equipment expense	963	1,295
Advertising expense	836	801
Data processing expense	4,008	4,027
Regulatory assessments	1,115	811
Bank shares tax	509	915
Professional fees	1,093	1,273
(Credit) provision for unfunded commitments	(803)	366
Merger and acquisition expenses	1,480	-
Other operating expenses	5,331	4,610
Total non-interest expense	36,922	35,474
Income before income tax expense	15,740	24,589
Income tax expense	2,757	4,144
Net income	$12,983	$20,445

Earnings per share
Basic	$0.66	$1.04
Diluted	$0.66	$1.03

Cash dividends declared per common share	$0.36	$0.33
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	19,740,493	19,744,477
Diluted	19,742,618	19,762,566

The accompanying notes to consolidated financial statements are an integral part of these statements.

FNCB BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Year Ended December 31,
(in thousands)	2023	2022
Net income	$12,983	$20,445
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale debt securities	11,485	(69,809)
Taxes	(2,412)	14,660
Net of tax amount	9,073	(55,149)

Reclassification adjustment for (gains) losses included in net income	(252)	223
Taxes	53	(47)
Net of tax amount	(199)	176

Derivative adjustments	(1,285)	750
Taxes	270	(157)
Net of tax amount	(1,015)	593
Total other comprehensive income (loss)	7,859	(54,380)
Comprehensive income (loss)	$20,842	$(33,935)

The accompanying notes to consolidated financial statements are an integral part of these statements.

FNCB BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	For the Years Ended December 31, 2023 and 2022
					Accumulated
	Number		Additional		Other	Total
	of Common	Common	Paid-in	Retained	Comprehensive	Shareholders'
(in thousands, except share data)	Shares	Stock	Capital	Earnings	Income (Loss)	Equity
Balances, December 31, 2021	19,989,875	$24,987	$80,128	$50,990	$6,352	$162,457
Net income	-	-	-	20,445	-	20,445
Cash dividends paid, $0.33 per share	-	-	-	(6,520)	-	(6,520)
Restricted stock awards	-	-	448	-	-	448
Repurchase of common shares	(384,830)	(481)	(3,155)	-	-	(3,636)
Common shares issued under long-term incentive compensation plan	71,510	89	46	-	-	135
Common shares issued through dividend reinvestment/optional cash purchase plan	5,089	7	35	(42)	-	-
Other comprehensive loss net of tax benefit of $14,456	-	-	-	-	(54,380)	(54,380)
Balances, December 31, 2022	19,681,644	$24,602	$77,502	$64,873	$(48,028)	$118,949
Cumulative effect adjustment due to adoption of ASU 2016-13	-	-	-	1,080	-	1,080
Net income	-	-	-	12,983	-	12,983
Cash dividends paid, $0.36 per share	-	-	-	(7,110)	-	(7,110)
Restricted stock awards	-	-	583	-	-	583
Common shares issued as consideration for an asset purchase	6,874	8	46			54
Common shares issued under long-term incentive compensation plan	85,165	106	57	-	-	163
Common shares issued through dividend reinvestment/optional cash purchase plan	13,348	17	65	(44)	-	38
Other comprehensive income, net of tax expense of $2,089	-	-	-	-	7,859	7,859
Balances, December 31, 2023	19,787,031	$24,733	$78,253	$71,782	$(40,169)	$134,599

The accompanying notes to consolidated financial statements are an integral part of these statements.

FNCB BANCORP, INC AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
(in thousands)	2023	2022
Cash flows from operating activities:
Net income	$12,983	$20,445
Adjustments to reconcile net income to net cash provided by operating activities:
Investment securities amortization, net	1,906	2,883
Equity in trust	(22)	(11)
Depreciation of bank premises and equipment	1,290	1,565
Amortization of loan origination fees	918	(466)
Valuation adjustment for loan servicing rights	-	(3)
Stock-based compensation expense	746	583
Provision for credit losses	1,880	1,962
(Credit) provision for unfunded commitments	(803)	366
Net (gain) loss on the sale of available-for-sale debt securities	(252)	223
Net loss on equity securities	1,601	34
Net gain on the sale of mortgage loans held for sale	(6)	(205)
Net gain on other real estate owned	-	(3)
Loss on the disposition of bank premises and equipment	25	-
Bank-owned life insurance settlement	-	(273)
Income from bank-owned life insurance	(752)	(710)
Proceeds from the sale of mortgage loans held for sale	426	9,444
Funds used to originate mortgage loans held for sale	(360)	(9,299)
Increase in net deferred tax assets	(129)	(573)
Increase in accrued interest receivable	(1,128)	(1,314)
Increase in other assets	(432)	(1,163)
Increase in accrued interest payable	1,184	122
Decrease in other liabilities	(3,252)	(3,637)
Total adjustments	2,840	(475)
Net cash provided by operating activities	15,823	19,970

Cash flows from investing activities:
Maturities, calls and principal payments of available-for-sale debt securities	41,612	37,876
Proceeds from the sale of available-for-sale debt securities	10,394	14,004
Purchases of available-for-sale debt securities	(17,150)	(78,097)
Purchase of equity securities	(160)	(3,188)
Purchase of restricted stock	(269)	(6,634)
Proceeds from the sale of equity securities	1,490	359
Net increase in loans and leases to customers	(98,108)	(144,506)
Proceeds from the sale of other real estate owned	-	695
Proceeds received from bank-owned life insurance settlement	-	978
Purchase of bank-owned life insurance	-	(3,000)
Investment in low-income housing tax credit program	(6,610)	(2,203)
Purchases of bank premises and equipment	(245)	(871)
Net cash used in investing activities	(69,046)	(184,587)

Cash flows from financing activities:
Net increase (decrease) in deposits	108,335	(34,381)
Proceeds from Federal Reserve Discount Window advances	50,000	-
Repayment of Federal Reserve Discount Window advances	(25,000)
(Repayment) proceeds from Federal Home Loan Bank of Pittsburgh advances - overnight	(123,400)	139,400
Proceeds from Federal Home Loan Bank of Pittsburgh advances - term	452,015	42,650
Repayment of Federal Home Loan Bank of Pittsburgh advances - term	(335,703)	(30,000)
Repurchase of common shares	-	(3,636)
Proceeds from issuance of common shares, net of discount	38	-
Cash dividends paid	(7,110)	(6,520)
Net cash provided by financing activities	119,175	107,513
Net increase (decrease) in cash and cash equivalents	65,952	(57,104)
Cash and cash equivalents at beginning of year	41,916	99,020
Cash and cash equivalents at end of year	$107,868	$41,916

Supplemental cash flow information
Cash paid during the period for:
Interest	$32,943	$6,610
Taxes	3,570	4,616
Other transactions:
Commitment in low-income housing tax credit program	-	8,811
OREO transferred to bank premises and equipment	-	228
Common shares issued as consideration for asset purchase	54	-
Lease liabilities arising from obtaining right-of-use assets	19	559

The accompanying notes to consolidated financial statements are an integral part of these statements.

Notes to Consolidated Financial Statements

Note 1. ORGANIZATION

FNCB Bancorp, Inc. is a registered bank holding company under the Bank Holding Company Act of 1956, incorporated under the laws of the Commonwealth of Pennsylvania in 1997. It is the parent company of FNCB Bank (the “Bank”) and the Bank’s wholly owned subsidiaries 1st Equipment Finance, Inc., FNCB Realty Company, Inc., FNCB Realty Company I, LLC, and FNCB Realty Company II, LLC. Unless the context otherwise requires, the term “FNCB” is used to refer to FNCB Bancorp, Inc., and its subsidiaries. In certain circumstances, however, the term “FNCB” refers to FNCB Bancorp, Inc., itself.

The Bank provides customary retail and commercial banking services to individuals, businesses and local governments and municipalities through its 16 full-service branch locations, as of December 31, 2023, within its primary market area, Northeastern Pennsylvania.

FNCB Realty Company, Inc., FNCB Realty Company I, LLC, and FNCB Realty Company II, LLC, which were formed to hold real estate and/or operate businesses acquired in exchange for debt settlement or foreclosure, were inactive at December 31, 2023 and 2022.

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

On June 5, 2023, the Bank filed a Bank Subsidiary Notice with the Pennsylvania Department of Banking and Securities ("PADOBS") to inform the PADOBS that the Bank planned to establish 1 st Equipment Finance, Inc. as a wholly-owned subsidiary for the purpose of providing commercial equipment loans and leases to customers. The Bank began offering these products to customer in 2021 under the brand, 1 st Equipment Finance. On July 5, 2023, the Bank received written notification from the PADOBS that it did not object to the establishment of the subsidiary pursuant to Section 203(d) of the Pennsylvania Banking Code of 1965, and the establishment for the subsidiary must be completed by January 2, 2024. On October 1, 2023, 1 st Equipment Finance, Inc., was established as a wholly-owned subsidiary of the Bank. Upon establishment of the subsidiary, the Bank contributed capital to the new subsidiary which included the outstanding balance of loans and leases, net of deferred origination fees and costs and unearned income, previously originated under this brand, an allowance for credit losses ("ACL"), accrued interest, premises and equipment, net deferred tax assets and other assets totaling $158.5 million.

Agreement and Plan of Merger

On September 27, 2023, FNCB entered into an Agreement and Plan of Merger (the "Merger Agreement") with Peoples Financial Services Corp. ("PFIS") pursuant to which FNCB will merge with and into PFIS as the surviving entity. Immediately after such merger, the Bank will merge with and into Peoples Security Bank and Trust Company ("Peoples Bank"), with Peoples Bank as the surviving bank and a wholly-owned subsidiary of the PFIS. Under the terms of the Merger Agreement, which has been unanimously approved by the boards of directors of both companies, shareholders of FNCB will be entitled to receive a fixed exchange ratio of 0.1460 shares of PFIS common stock for each share of FNCB's common stock. On October 27, 2023, FNCB filed a Federal Deposit Insurance Corporation ("FDIC") Interagency Bank Merger Application with the FDIC New York and a Pennsylvania Bank Merger Application with the PADOBS. The PADOBS approved the merger application on February 1, 2024. Completion of the merger requires, among other things, the approval from the FDIC, as well as FNCB's shareholders.

The Merger Agreement provides certain termination rights for both PFIS and FNCB and further provides that a termination fee of  $4.8 million will be payable by either PFIS or FNCB, as applicable, upon termination of the Merger Agreement under certain circumstances. The foregoing summary is not complete and is qualified in all respects by reference to the actual language of the Definitive Merger Agreement filed by FNCB as Exhibit  2.1 to the Current Report on Form  8-K on  September  27, 2023. Pending regulatory and shareholder approvals, FNCB expects the consummation of the merger to be completed in the third quarter of 2024, however, there can be  no assurance that the transaction will be consummated during this time period, or at all.

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

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to change in the near term are the ACL, the valuation and impairment evaluation of FNCB's investments, and income taxes.

Cash Equivalents

For purposes of reporting cash flows, cash equivalents include cash on hand and amounts due from banks. FNCB maintains compensating balances at correspondent banks, most of which are not required, but are used to offset specific charges for services. At December 31, 2023 and 2022, the amount of these balances were $1.6 million and $2.1 million, respectively.

Securities

Debt Securities and Equity Securities with Readily Determinable Fair Values

FNCB classifies its investments in debt securities as either available-for-sale or held-to-maturity at the time of purchase. Debt securities that are classified as available-for-sale are carried at fair value with unrealized holding gains and losses recognized as a component of shareholders’ equity in accumulated other comprehensive (loss) income, net of tax. Debt securities that are classified as held-to-maturity are carried at amortized cost when management has the positive intent and ability to hold them to maturity. Premiums on callable debt securities are amortized to the earliest call date. Amortization of premiums and accretion of discounts on noncallable debt securities is recognized over the life of the related security as an adjustment to yield using the interest method. Realized gains and losses on sales of debt securities are based on amortized cost using the specific identification method on the trade date. All of FNCB's debt securities were classified as available-for-sale at December 31, 2023 and 2022.

Equity securities with readily determinable fair values are reported at fair value with net unrealized gains and losses recognized in non-interest income in the consolidated statements of income.

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

ACL on Available-for-Sale Debt Securities

Upon adoption of CECL, effective January 1, 2023, management evaluates available-for-sale securities in an unrealized loss position quarterly for credit impairment. As part of its evaluation, management first assesses whether FNCB intends to sell, or would be more likely than not required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the amortized cost basis of the security is written down to fair value through income. For available-for-sale securities that do not meet either criteria, management evaluates whether the decline in fair value has resulted from a credit loss or other factors. In making its assessment, management considers, among other factors, the nature of the collateral, potential future changes in collateral values, default rates, delinquency rates, third-party credit support, credit ratings, interest rate changes since purchase, volatility of the security’s fair value and historical loss information for financial assets secured with similar collateral. The assessment involves a high degree of subjectivity and judgment that is based on the information available to management at a point in time. If management determines that the decline in fair value of a security resulted from a credit loss, the present value of the cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected from the security is less than its amortized cost basis, a credit loss exists and an ACL is recorded.  The ACL recorded is limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance is recognized in other comprehensive income (loss).

FNCB's estimate of expected credit losses includes a measure of the expected risk of credit loss even if that risk is remote. However, FNCB does not measure expected credit losses on an investment security in which historical credit loss information adjusted for current conditions and reasonable and supportable forecast results in an expectation that nonpayment of the amortized cost basis is zero. Management does not expect nonpayment of the amortized cost basis to be zero solely on the basis of the current value of collateral securing the security but instead, also considers the nature of the collateral, potential future changes in collateral values, default rates, delinquency rates, third-party guarantees, credit ratings, interest rate changes since purchase, volatility of the security's fair value and historical loss information for financial assets secured with similar collateral. FNCB performed an analysis that determined that the following securities have a zero expected credit loss: U.S. government agencies, mortgage-backed securities of U.S. government and government sponsored agencies, as all the U.S. government agencies and U.S. government agency backed securities have the full faith and credit backing of the United States Government or one of its agencies.

Changes in the ACL are recorded as a provision for (or reversal of) credit losses in the consolidated statements of income. Losses are charged against the allowance when management believes the uncollectibility of an available-for-sale debt security is confirmed based on the above-described analysis or when either of the criteria regarding the intent or requirement to sell is met. As of December 31, 2023, and January 1, 2023 (i.e. ASU 2016-13 adoption), no allowance was required for FNCB's available-for-sale debt securities.

Accrued interest receivable on available-for-sale debt securities, included in accrued interest receivable on the consolidated statements of condition, is excluded from the estimate of credit losses.

Loans and Leases

Loans and leases that FNCB has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at their outstanding unpaid principal balance, net of unamortized deferred loan fees and costs, unamortized premiums or discounts on loans purchased through third-party originators, unearned income and partial charge-offs. Loans and leases receivable are presented net of the allowance for credit losses in the consolidated statements of financial condition. Interest income on all loans is recognized using the effective interest method. Nonrefundable loan origination fees, as well as certain direct loan origination costs, are deferred and the net amount amortized over the contractual life of the related loan as an adjustment to yield using the effective interest method. Amortization of deferred loan fees or costs is discontinued when a loan is placed on non-accrual status.

Loans are placed on non-accrual status generally, when the become 90 days past due and/or when management believes that the collection of principal and interest is doubtful. FNCB determines delinquency status based on the number of days since the date of the borrower’s last required contractual loan payment. When the interest accrual is discontinued, all unpaid interest income is reversed and charged back against current earnings. Any subsequent cash payments received are applied, first to the outstanding principal balance, then to the recovery of any previously charged-off principal, with any excess treated as a recovery of lost interest. A non-accrual loan is returned to accrual status when the loan is current as to principal and interest payments, is performing according to contractual terms for six consecutive months and factors indicating reasonable doubt about the timely collection of payments no longer exist.

ACL on Loans and Leases

The ACL on the loan portfolio is a significant accounting estimate used in the preparation of FNCB's consolidated financial statements. Upon adoption of ASU 2016-13, FNCB replaced the incurred loss impairment model that recognized losses when it became probable that a credit loss would be incurred, with a requirement to recognize lifetime expected credit losses immediately when a financial asset is originated or purchased. The ACL is a valuation account that is deducted from the amortized cost basis of loans to present the net amount expected to be collected. Loans and leases, or portions thereof, are charged off against the allowance when they are deemed uncollectible. Expected recoveries do not exceed the aggregate of amounts previously charged off and expected to be charged off. The allowance is comprised of reserves measured on a collective or pool basis based on a lifetime loss-rate model when similar risk characteristics exist. Loans that do not share risk characteristics are evaluated on an individual basis.  Arriving at an appropriate level of ACL involves a high degree of judgment. While management uses available information to recognize losses on loans, changing economic conditions and the economic prospects of the borrowers may necessitate future additions or reductions to the allowance.

When establishing the ACL, management categorizes loans into the following loan segments that are based generally on the nature of the collateral and basis of repayment. The risk characteristics of FNCB’s loan segments are as follows:

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

Commercial Equipment Financing - These loans and leases consist of various equipment financing originated through the Bank's wholly-owned subsidiary, 1st Equipment Finance, Inc. The majority of the loans and leases are originated through third party dealers or equipment manufacturers located outside FNCB's primary market area. Generally, a collateral lien is placed on the collateral supporting the loan. Prior to establishing the subsidiary on October 1, 2023, these loans and leases were included in the commercial and industrial loan segment for establishing the ACL.

State and Political Subdivision - FNCB originates general obligation notes, municipal leases and tax anticipation loans to state and political subdivisions, which are primarily municipalities in FNCB’s market area.

Residential Real Estate - FNCB offers fixed-rate 1 - 4 family residential loans. Residential first lien mortgages are generally subject to an 80% loan to value ratio based on the appraised value of the property. FNCB will generally require the mortgagee to purchase Private Mortgage Insurance if the amount of the loan exceeds the 80% loan to value ratio. Residential mortgage loans are generally smaller in size and are considered homogeneous as they exhibit similar characteristics. FNCB offers home equity loans, home equity lines of credit (“HELOCs”) and HELOCs with a "carve out" feature with a maximum combined loan-to-value ratio of 90% based on the appraised value of the property. Home equity loans have fixed rates of interest and carry terms up to 15 years. HELOCs have adjustable interest rates and are based upon the national prime interest rate. Residential mortgage loans, including these home equity loan products, are generally smaller in size and are considered homogeneous as they exhibit similar characteristics.

Consumer – FNCB offers both secured and unsecured installment loans, personal lines of credit and overdraft protection loans. FNCB is in the business of underwriting indirect auto loans which are originated through various auto dealers in northeastern Pennsylvania and dealer floor plan loans. Consumer loans are generally smaller in size and exhibit homogeneous characteristics.

FNCB estimates expected credit losses using the discounted cash flow ("DCF") method for all loan portfolio segments measured on a collective or pool basis. For each loan segment, a cash flow projection is generated at the loan level. Probability of default ("PD") and loss given default ("LGD") assumptions are applied to the pool’s projective model of cash flows taking into consideration the effects of prepayments and principal curtailment effects. The analysis produces expected cash flows for each loan in the pool by pairing loan-level term information (maturity date, payment amount, interest rate, etc.) with top-down pool assumptions (default rates and prepayment speeds).

For LGD assumptions, management has determined that peer loss experience provides the best basis for its assessment of expected credit losses to determine the ACL. FNCB utilizes peer call report data to measure historical credit loss experience with similar risk characteristics within the segments over an economic cycle. Management reviews the historical loss information to appropriately adjust for differences in current asset specific risk characteristics. With regard to PD assumptions, management also considered further adjustments to historical loss information for current conditions and reasonable and supportable forecasts that differ from the conditions that existed for the period over which historical information was evaluated. For all segment models for collectively evaluated loans, FNCB incorporates one macroeconomic driver, the national unemployment rate, using a statistical regression modeling methodology. Management determined that four quarters currently represents a reasonable and supportable forecast period. For the contractual term that extend beyond the reasonable and supportable forecast period, FNCB reverts to historical loss information within eight quarters using a straight-line approach. Management may apply different reversion techniques depending on the economic environment for the financial asset portfolio and as of the current period has utilized a linear reversion technique.

Management also considers the following qualitative factors in its evaluation of expected credit losses for each of the major portfolio segments: (i) changes in the credit quality a respective segment which are measured by risk ratings for commercial loans and FICO scores for residential real estate loans and consumer loans, (ii) changes in independent third-party loan reviews and regulatory exam ratings, (iii) changes in local unemployment rates, (iv) changes in the level of delinquent loans and nonaccrual loans as a percentage of the portfolio segment, (v) segment growth rates, (vi) concentrations as a percentage of Tier I Capital plus the ACL, and (vii) other external factors that may affect bank lending and operations such as a pandemic, natural disaster, or loss of a major employer, among others. For the commercial and industrial loans, commercial real estate loans, construction, land acquisition and development loans, commercial equipment finance loans and leases and state and political subdivision loans and leases management also considers the percentage of criticized loans to total loans by segment. For commercial equipment financing loans and leases management considers concentrations of loan deliquencies by NACIS code. Qualitative factors are weighted equally and stratified by no risk, minor risk and major risk for each portfolio segment.

Accrued interest receivable on loans and leases, included in accrued interest receivable on the consolidated statements of condition, is excluded from the estimate of credit losses.

Individually Evaluated Loans

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

ACL for Unfunded Commitments

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

Impact of Adoption of ASU 2016-13

The following table below presents the impact of the adoption of ASU 2016-13 on the consolidated statements of financial condition:

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

Concurrently with adopting ASU 2016-13, FNCB adopted ASU 2022-02, Financial Instruments—Credit Losses (Topic 326): "Troubled Debt Restructurings and Vintage Disclosures."  ASU 2022-02 eliminated the troubled debt restructuring ("TDR") recognition and measurement guidance and, instead, requires that an entity evaluate (consistent with the accounting for other loan modifications) whether the modification represents a new loan or a continuation of an existing loan. This guidance also enhances existing disclosure requirements and introduces new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. For public business entities, including FNCB, ASU 2022-02 requires that an entity disclose current-period gross charge-offs by year of origination for financing receivables and net investment in leases within the scope of Subtopic 326-20. Gross charge-off information must be included in the vintage disclosures required for public business entities in accordance with paragraph 326-20-50-6, which requires that an entity disclose the amortized cost basis of financing receivables by credit quality indicator and class of financing receivable by year of origination.

Mortgage Banking Activities, Loan Sales and Servicing

FNCB originates 1- 4 family mortgage loans for sale on the secondary market. Mortgage loans originated and held for sale are carried at the lower of aggregate cost or fair value determined on an individual loan basis. In 2023, FNCB entered into a correspondent relationship with a third-party mortgage company and began selling 1- 4 family mortgage loans through this company with servicing released. Net unrealized losses are recorded as a valuation allowance and charged to earnings. Gains and losses on sales of mortgage loans are based on the difference between the selling price and the carrying value of the related loan sold and include the value assigned to the rights to service the loan.

FNCB may also elect to sell the guaranteed principal balance of loans that are guaranteed by the Small Business Administration (“SBA”) and retain the servicing on those loans.

Servicing rights on 1- 4 family mortgages originated and sold prior to 2023 were recorded at fair value upon sale of the loan and reported in other assets on the consolidated statements of financial condition. Servicing rights are amortized in proportion to and over the period during which estimated servicing income will be received. Fair value is based on market prices for comparable servicing contracts, when available, or alternately, is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses.

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

Other Real Estate Owned

OREO consists of property acquired by foreclosure, abandonment or conveyance of deed in-lieu of foreclosure of a loan, and bank premises that are no longer used for operations or for future expansion. OREO is held for sale and is initially recorded at fair value less estimated costs to sell at the date of acquisition or transfer, which establishes a new cost basis. Upon acquisition of the property through foreclosure or deed in-lieu of foreclosure, any adjustment to fair value less estimated selling costs is recorded to the ACL. The determination is made on an individual asset basis. Bank premises no longer used for operations or future expansion are transferred to OREO at fair value less estimated selling costs with any related write-down included in non-interest expense. Subsequent to acquisition, valuations are periodically performed, and the assets are carried at the lower of cost or fair value less estimated cost to sell. Fair value is determined through external appraisals, current letters of intent, broker price opinions or executed agreements of sale, unless management determines that conditions exist that warrant an adjustment to the value. Costs relating to the development and improvement of the OREO properties may be capitalized; holding period costs and any subsequent changes to the valuation allowance are charged to expense as incurred. There were no properties held in OREO at December 31, 2023 and 2022.

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

Income Taxes

FNCB recognizes income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that all or some portion of the deferred tax assets will not be realized.

FNCB files a consolidated federal income tax return. Under tax sharing agreements, each subsidiary provides for and settles income taxes with FNCB as if it would have filed on a separate return basis. Interest and penalties, if any, as a result of a taxing authority examination are recognized within non-interest expense. FNCB is not currently subject to an audit by any of its tax authorities and with limited exception is no longer subject to federal and state income tax examinations by taxing authorities for years before 2020.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more-likely-than-not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Management determined that FNCB had no liabilities for uncertain tax positions at December 31, 2023 and 2022.

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

Stock-Based Compensation

FNCB recognizes all share-based payments for compensation in the consolidated statements of income based on their fair values on the grant date. The fair value of shares of unrestricted and restricted stock and awarded under the FNCB Bancorp, Inc. Equity Incentive Plan ("EIP"), formerly the Long Term Incentive Compensation Plan (“LTIP”), is determined using an average of the high and low prices for FNCB’s common stock for the 10 days preceding the grant date. Stock-based compensation expense for unrestricted stock is recognized on the grant date. For restricted stock, stock-based compensation expense is recognized ratably over the vesting period, adjusted for forfeitures during the period in which they occur.

Bank-Owned Life Insurance

Bank-owned life insurance (“BOLI”) represents the cash surrender value of life insurance policies on certain current and former directors and officers of FNCB. FNCB purchased the insurance as a tax-deferred investment and future source of funding for liabilities, including the payment of employee benefits such as health care. BOLI is carried in the consolidated statements of financial condition at its cash surrender value. Increases in the cash value of the policies, as well as proceeds received, are recorded in non-interest income. Under some of these policies, the beneficiaries receive a portion of the death benefit. The net present value of the future death benefits scheduled to be paid to the beneficiaries was $104 thousand and $101 thousand at December 31, 2023 and 2022, respectively, and is reflected in other liabilities on the consolidated statements of financial condition.

Fair Value Measurement

FNCB uses fair value measurements to record fair value adjustments to certain financial assets and liabilities and to determine fair value disclosures. Available-for-sale debt securities and derivative contracts are recorded at fair value on a recurring basis. Additionally, from time to time, FNCB may be required to recognize adjustments to other assets at fair value on a nonrecurring basis, such as collateral-dependent loans, other securities, OREO and other repossessed assets.

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

●	Net gains (losses) on the sale of available-for-sale debt securities - Gains or losses realized from the sale of available-for-sale debt securities are recorded to non-interest income on the settlement date.
●	Net gains (losses) on the sale of equity securities - Gains or losses realized from the sale of equity securities are recorded to non-interest income on the settlement date.
●	Net gains (losses) on the sale of mortgage loans held for sale - Gains or losses realized on the sale of mortgages held for sale are recorded to non-interest income on the settlement date.
●	Loan-related fees - include servicing fees received on loans sold for which FNCB has retained the servicing, net of amortization for mortgage servicing rights.
●	Merchant services revenue - Merchant services fees represent interchange revenue generated from the processing of merchant card payments on behalf of certain business customers. Merchant services fee income is transactional in nature and is recognized in income monthly when FNCB’s performance obligation is complete, which is generally the time that payment is received.
●	Wealth management services revenue - Wealth management services revenue represents fees received from a third-party broker-dealer as part of a revenue-sharing agreement for fees earned from customers that we refer to the third party. Wealth management services revenue is transactional in nature and is recognized in income monthly when FNCB’s performance obligation is complete, which is generally the time that payment is received.
●

Other income – primarily includes interest rate swap revenue and title insurance revenue. Interest rate swap revenue represents net fees FNCB receives from a counterparty for completing loan swap transactions, which FNCB receives at the time the loan closes. Interest rate swap revenue is non-refundable, is not tied to the loan and FNCB has no future obligation to the counterparty related to such fees. Accordingly, FNCB records interest rate swap revenue in non-interest income upon receipt. With regard to title insurance revenue, FNCB is a member in a limited liability company that provides title insurance services to customers referred by member financial institutions. In accordance with an operating agreement, the title insurance company makes quarterly discretionary distributions to member institutions on a pro-rata basis based on their respective membership interest percentage at the time of distribution. FNCB’s performance obligation under the operating agreement was satisfied with its capital contribution. There are no future minimum referral quotas required under the operating agreement. FNCB records revenue from quarterly distributions at the time of receipt.

Comprehensive Income (Loss)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the shareholders’ equity section of the statement of financial condition, such items, along with net income, are components of comprehensive income (loss).

Recent Accounting Pronouncements

Accounting Standards Update ("ASU") 2016-13, Financial Instruments – Credit Losses (Topic 326): “Measurement of Credit Losses on Financial Instruments,” replaced the current loss impairment methodology under GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to form credit loss estimates in an effort to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit. ASU 2016-13 is commonly referred to as CECL and requires that a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The amendments in this update affect entities holding financial assets and net investment in leases that are not accounted for at fair value through net income, including such financial assets as loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. ASU 2016-13 was originally effective for public business entities that are registered with the U.S. Securities and Exchange Commission (“SEC”) under the Securities and Exchange Act of 1934, as amended, including smaller reporting companies, for fiscal years beginning after  December 15, 2019, including interim periods within those fiscal years. All entities  may adopt the amendments in this ASU earlier as of the fiscal years beginning after  December 15, 2018, including interim periods within those fiscal years. On November 15, 2019, the Financial Accounting Standards Board ("FASB") issued ASU 2019-10, "Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates," which finalized various effective dates delay for private companies, not-for-profit organizations, and certain smaller reporting companies. Specifically, under ASU 2019-10 the effective date for implementation of CECL for smaller reporting companies, private companies and not-for-profits was extended to fiscal years, and interim periods within those years, beginning after December 15, 2022. As a smaller reporting company, FNCB adopted this guidance on  January 1, 2023. The adoption of ASU 2016-13 primarily changed the impairment model for most financial assets that are measured at amortized cost and certain other instruments from an incurred loss model to an expected loss model. FNCB completed implementation including the development of formal policies and procedures and governance and internal control documentation. In addition, FNCB had the model tested and validated by an independent third-party consultant pre- and post-implementation. FNCB applied the new guidance using the modified-retrospective approach. Related to the implementation, FNCB recorded a reduction in the ACL on loans and leases of $2.6 million, additional reserves for unfunded commitments of $1.3 million, a reduction in deferred tax assets of $287 thousand, and an increase to retained earnings of $1.1 million. The adoption of ASU 2016-13 did not have a material effect on FNCB's available-for-sale debt securities.

ASU 2022-02, Financial Instruments—Credit Losses (Topic 326): "Troubled Debt Restructurings and Vintage Disclosures," eliminates the TDR recognition and measurement guidance and, instead, requires that an entity evaluate (consistent with the accounting for other loan modifications) whether the modification represents a new loan or a continuation of an existing loan. The amendments also enhance existing disclosure requirements and introduce new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. For public business entities, these amendments require that an entity disclose current-period gross charge-offs by year of origination for financing receivables and net investment in leases within the scope of Subtopic 326-20. Gross charge-off information must be included in the vintage disclosures required for public business entities in accordance with paragraph 326-20-50-6, which requires that an entity disclose the amortized cost basis of financing receivables by credit quality indicator and class of financing receivable by year of origination. The amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. These amendments should be applied prospectively, except for the transition method related to the recognition and measurement of TDRs, which an entity has the option to apply a modified retrospective transition method resulting in a cumulative-effect adjustment to retained earnings in the period of adoption. Early adoption is permitted if an entity has adopted ASU No. 2016-13, including adoption in an interim period. If an entity elects to early adopt ASU No. 2022-02 in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes the interim period. An entity may elect to early adopt the amendments about TDRs and related disclosure enhancements separately from the amendments related to vintage disclosures. FNCB adopted ASU 2022-02 on January 1, 2023. The adoption of these guidance did not have a material impact on FNCB's operating results or financial or financial position.

ASU No. 2023-02 “Investments-Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method” (“ASU 2023-02”) permits companies to account for tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if certain conditions are met. The amendments in this standard will be effective for FNCB on January 1, 2024. FNCB does not believe this standard will have a material impact on its consolidated financial statements.

ASU No. 2023-06 “Disclosure Improvements - Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative” (“ASU 2023-06”) amends the ASC to incorporate certain disclosure requirements from SEC Release No. 33-10532 - Disclosure Update and Simplification that was issued in 2018. The effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. FNCB does not believe this standard will have a material impact on its consolidated financial statements.

ASU No. 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”) improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in this standard will be effective for FNCB for the fiscal year ended December 31, 2024 and subsequent interim periods. The amendments will be applied retrospectively to all prior periods in the consolidated financial statements. FNCB does not believe this standard will have a material impact on its consolidated financial statements and related disclosures.

ASU No. 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”) requires enhanced income tax disclosures primarily related to the rate reconciliation and income taxes paid information to provide more transparency by requiring (i) consistent categories and greater disaggregation of information in the rate reconciliation table and (ii) income taxes paid, net of refunds, to be disaggregated by jurisdiction based on an established threshold. The amendments in this standard will be effective for FNCB on January 1, 2025. FNCB is currently evaluating the impact the amendments will have on its consolidated financial statements and related disclosures.

Note 3. SECURITIES

Debt Securities

The following tables present the amortized cost, gross unrealized gains and losses, and the fair value of FNCB’s available-for-sale debt securities at December 31, 2023 and 2022:

	December 31, 2023
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(in thousands)	Cost	Gains	Losses	Value
Available-for-sale debt securities:
U.S. Treasury	$36,852	$-	$3,675	$33,177
Obligations of state and political subdivisions	220,181	52	20,437	199,796
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	87,405	-	13,198	74,207
Collateralized mortgage obligations - commercial	3,613	-	227	3,386
Mortgage-backed securities	18,872	4	2,430	16,446
Private collateralized mortgage obligations	76,912	78	6,838	70,152
Corporate debt securities	35,055	-	3,769	31,286
Asset-backed securities	21,768	67	145	21,690
Negotiable certificates of deposit	744	-	70	674
Total available-for-sale debt securities	$501,402	$201	$50,789	$450,814

	December 31, 2022
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(in thousands)	Cost	Gains	Losses	Value
Available-for-sale debt securities:
U.S. Treasury	$36,801	$-	$4,667	$32,134
Obligations of state and political subdivisions	250,244	90	29,552	220,782
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	93,577	-	13,170	80,407
Collateralized mortgage obligations - commercial	3,649	-	320	3,329
Mortgage-backed securities	23,332	1	2,670	20,663
Private collateralized mortgage obligations	80,648	-	8,141	72,507
Corporate debt securities	33,630	-	2,958	30,672
Asset-backed securities	15,287	5	351	14,941
Negotiable certificates of deposit	744	-	88	656
Total available-for-sale debt securities	$537,912	$96	$61,917	$476,091

Except for securities of U.S. government and government-sponsored agencies, there were no securities of any individual issuer that exceeded 10.0% of shareholders’ equity at December 31, 2023 or 2022.

Investment securities with a carrying value of $326.9 million at December 31, 2023 and $357.2 million at December 31, 2022 were pledged to collateralize certain municipal deposits. In addition, FNCB obtains letters of credit from the FHLB of Pittsburgh to secure certain municipal deposits of school district customers who agree to the use of the FHLB letters of credit. These FHLB letters of credit totaled $91.5 million and $47.5 million at December 31, 2023 and 2022, respectively.

The following table presents the maturity information of FNCB’s available-for-sale debt securities at December 31, 2023. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Because collateralized mortgage obligations, mortgage-backed securities and asset-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary.

	December 31, 2023
	Amortized	Fair
(in thousands)	Cost	Value
Available -for-sale debt securities:
Amounts maturing in:
One year or less	$16,143	$15,954
After one year through five years	80,109	75,005
After five years through ten years	90,632	78,161
After ten years	105,948	95,813
Collateralized mortgage obligations	167,930	147,745
Mortgage-backed securities	18,872	16,446
Asset-backed securities	21,768	21,690
Total	$501,402	$450,814

The following table presents the gross proceeds received and gross realized gains and losses on the sale and redemption of available-for-sale debt securities for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
(in thousands)	2023	2022
Available-for-sale debt securities:
Gross proceeds received on sales	$10,394	$14,004
Gross realized gains on sales	252	78
Gross realized losses on sales	-	(301)

The following tables present the number, fair value and gross unrealized losses of available-for-sale debt securities in an unrealized loss position at  December 31, 2023 and 2022, aggregated by investment category and length of time the securities have been in an unrealized loss position:

	December 31, 2023
	Less than 12 Months			12 Months or Longer			Total
	Number		Gross	Number		Gross	Number		Gross
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
(dollars in thousands)	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
U.S. Treasuries	-	$-	$-	17	$33,177	$3,675	17	$33,177	$3,675
Obligations of state and political subdivisions	1	2,121	16	193	195,153	20,421	194	197,274	20,437
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	-	-	-	42	74,207	13,198	42	74,207	13,198
Collateralized mortgage obligations - commercial	-	-	-	3	3,386	227	3	3,386	227
Mortgage-backed securities	1	3,800	54	12	12,552	2,376	13	16,352	2,430
Private collateralized mortgage obligations	3	5,670	131	52	58,846	6,707	55	64,516	6,838
Corporate debt securities	1	1,467	33	29	29,819	3,736	30	31,286	3,769
Asset-backed securities	2	3,482	15	10	9,660	130	12	13,142	145
Negotiable certificates of deposit	-	-	-	3	674	70	3	674	70
Total	8	$16,540	$249	361	$417,474	$50,540	369	$434,014	$50,789

	December 31, 2022
	Less than 12 Months			12 Months or Longer			Total
	Number		Gross	Number		Gross	Number		Gross
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
(dollars in thousands)	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
U.S. Treasuries	-	$-	$-	17	$32,134	$4,667	17	$32,134	$4,667
Obligations of state and political subdivisions	128	146,932	12,751	94	69,872	16,801	222	216,804	29,552
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	16	26,826	3,407	26	53,581	9,763	42	80,407	13,170
Collateralized mortgage obligations - commercial	2	1,911	94	1	1,418	226	3	3,329	320
Mortgage-backed securities	7	8,569	219	7	11,998	2,451	14	20,567	2,670
Private collateralized mortgage obligations	29	27,705	1,213	28	42,819	6,928	57	70,524	8,141
Corporate debt securities	18	21,325	1,805	11	9,347	1,153	29	30,672	2,958
Asset-backed securities	5	7,295	179	5	3,988	172	10	11,283	351
Negotiable certificates of deposit	-	-	-	3	656	88	3	656	88
Total	205	$240,563	$19,668	192	$225,813	$42,249	397	$466,376	$61,917

Evaluation for Credit Impairment - Available-for-Sale Debt Securities

Quarterly, or more frequently if market conditions warrant, management evaluates securities for impairment where there has been a decline in fair value of a security below its amortized cost basis to determine whether the decline in fair value has resulted from a credit loss, or if it is entirely the result of noncredit-related factors. At December 31, 2023, there were 369 available-for-sale debt securities in an unrealized loss position. As part of its quarterly evaluation of these securities for impairment at December 31, 2023, management first determined that FNCB did not intend to sell, nor was it more likely than not that it would be required to sell, any security in an unrealized loss position prior to recovery of its amortized cost. Management then considered, among other things, the length of time a security’s fair value is less than its amortized cost, the severity of decline, any adverse conditions related to the security, an industry or geographic area, any adverse changes to the rating of any security by a rating agency, whether or not any issuer has failed to make contractual principal and interest payments, or if there are any indications that an issuer would not be able to make future contractual principal and interest payments. Management also noted that there was no material change in the credit quality of any of the issuers or any other event or circumstance that may cause a significant adverse effect on the fair value of these securities. FNCB has received all scheduled principal and interest payments and expects to fully collect all future contractual principal and interest payments on all securities in an unrealized loss position at December 31, 2023. Based on the results of its review and considering the attributes of these debt securities, management concluded that changes in the fair values of the securities were consistent with movements in market interest rates and spreads relative to when the securities were purchased and not due to the credit quality of the securities or issuers. Accordingly, management determined that FNCB was not required to establish an ACL on available-for-sale debt securities in an unrealized loss position at December 31, 2023.

Equity Securities

Included in equity securities with readily determinable fair values at December 31, 2023 and December 31, 2022 were investments in the common or preferred stock of publicly traded bank holding companies and an investment in a mutual fund comprised of 1-4 family residential mortgage-backed security collateralized by properties within FNCB's market area. Equity securities with readily determinable fair values are reported at fair value with net unrealized gains and losses recognized in the consolidated statements of income.

The following table presents unrealized and realized gains and losses recognized in net income on equity securities for the years ended  December 31, 2023 and 2022:

	Year Ended December 31,
(in thousands)	2023	2022
Net loss recognized on equity securities	$(1,601)	$(34)
Less: net (loss) gain recognized on equity securities sold/acquired	(278)	118
Unrealized loss recognized on equity securities	$(1,323)	$(152)

Equity Securities and Equity Securities without Readily Determinable Fair Value

At December 31, 2023 and December 31, 2022, equity securities without readily determinable fair values consisted of a $500 thousand investment in a fixed-rate, non-cumulative perpetual preferred stock of a privately-held bank holding company, which is included in other assets in the consolidated statement of financial condition. The preferred stock pays quarterly dividends at an annual rate of 8.25%. The preferred stock of this bank holding company is not traded on any established market and is accounted for as an equity security without a determinable fair value.  As part of its qualitative assessment, management engaged an independent third party to provide valuations of this investment as of December 31, 2023 and 2022. Based on the results of its assessment, management determined that no adjustment for impairment was required at December 31, 2023 and December 31, 2022.

Restricted Stock

The following table presents FNCB's investment in restricted securities at  December 31, 2023 and 2022. Restricted securities have limited marketability and are carried at cost. Management noted no indicators of impairment for FHLB of Pittsburgh or ACBB stock at December 31, 2023 and 2022:

	December 31,
(in thousands)	2023	2022
Stock in Federal Home Loan Bank of Pittsburgh	$8,804	$8,535
Stock in Atlantic Community Bankers Bank	10	10
Total restricted securities, at cost	$8,814	$8,545

Note 4. LOANS AND LEASES

The following table summarizes loans and leases by portfolio segment at December 31, 2023 and 2022. In accordance with the adoption of ASC 2016-13, as of December 31, 2023, the table presents the amortized cost basis of each portfolio segment, which includes net deferred costs of $2.4 million, unearned income of $921 thousand and unamortized premiums on purchased loans of $170 thousand. FNCB does not include accrued interest receivable in amortized cost basis for loans disclosed throughout this footnote. As of December 31, 2023 and 2022, accrued interest receivable for loans was $3.6 and $2.6 million, respectively, and is included in "accrued interest receivable" in the consolidated statements of financial condition.

	December 31,
(in thousands)	2023	2022
Residential real estate	$245,282	$250,221
Commercial real estate	408,135	376,976
Construction, land acquisition and development	59,876	66,555
Commercial and industrial	183,794	272,024
Commercial equipment financing	163,605	-
Consumer	85,730	92,612
State and political subdivisions	73,843	64,955
Total loans and leases, gross	1,220,265	1,123,343
Unearned income	-	(810)
Net deferred origination fees	-	1,784
Allowance for credit losses	(11,986)	(14,193)
Loans and leases, net	$1,208,279	$1,110,124

In 2021, the Bank began offering commercial equipment financing under the brand 1st Equipment Finance. On October 1, 2023, 1st Equipment Finance Inc., was established as a wholly-owned subsidiary of the Bank. Upon establishment of the subsidiary, the Bank contributed capital to the new subsidiary which included, among other assets, the outstanding amortized cost of loans and leases previously originated under this brand, a corresponding ACL and accrued interest. The amortized cost of loans and leases transferred upon establishment of the subsidiary were $160.5 million with a corresponding ACL of $2.4 million.

1st Equipment Finance Inc. continues to offer commercial equipment financing, through simple interest loans, direct finance leases and municipal leases. Simple interest loans and direct finance leases were $163.6 million at December 31, 2023, and included under the commercial equipment financing segment. Prior to October 1, 2023, these loans and leases were included in commercial and industrial loans and totaled $79.3 million at December 31, 2022. Tax-free municipal leases were $4.7 million at December 31, 2023 and $4.4 million at December 31, 2022.

FNCB has granted loans, letters of credit and lines of credit to certain of its executive officers and directors as well as to certain of their related parties. For more information about related party transactions, refer to Note 12, “Related Party Transactions” to these Notes to Consolidated Financial Statements.

For information about credit concentrations within FNCB’s loan portfolio, refer to Note 13, “Commitments, Contingencies and Concentrations” to these Notes to Consolidated Financial Statements.

FNCB originates 1- 4 family residential mortgage loans for sale in the secondary market. In 2023, FNCB entered into a correspondent relationship with a third-party mortgage company and began selling 1- 4 family residential mortgage loans with servicing released through this company. The aggregate principal balance of 1- 4 family residential mortgages sold on the secondary market were $0.4 million for the year ended December 31, 2023. Prior to 2023, FNCB sold 1- 4 family mortgage loans directly on a secondary market and retained servicing. The principal balance of 1- 4 family mortgages sold for the year ended December 31, 2022 totaled $9.2 million. Net gains on the sale of residential mortgage loans were $6 thousand in 2023 and $205 thousand in 2022. FNCB retains servicing rights on mortgages sold in the secondary market. At December 31, 2023, there were no 1 - 4 family residential mortgage loans held for sale. At December 31, 2022 there were $60 thousand in 1- 4 family residential mortgage loans held for sale.

The unpaid principal balance of loans serviced for others, including residential mortgages and SBA-guaranteed loans were $75.8 million and $78.7 million at  December 31, 2023 and 2022, respectively.

FNCB does not have any lending programs commonly referred to as "subprime lending". Subprime lending generally targets borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgements, and bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burden ratios.

FNCB provides for loan and lease losses based on the consistent application of its documented ACL methodology. Loan and lease losses are charged to the ACL and recoveries are credited to it. Additions to the ACL are provided by charges against income based on various factors which, in management’s judgement, deserve current recognition of estimated probable losses. Loan and lease losses are charged-off in the period the loans, or portions thereof, are deemed uncollectible. Generally, FNCB will record a loan charge-off (including a partial charge-off) to reduce a loan to the estimated recoverable amount based on its methodology detailed below. Management regularly reviews the loan portfolio and makes adjustments for loan losses in order to maintain the ACL in accordance with GAAP. The ACL consists primarily of the following two components:

(1)

Specific allowances are established for loans and loan relationships in excess of $100 thousand, that do not share risk characteristics with existing pools and are independently evaluated for impairment. The amount of impairment provided for as an allowance is represented by the deficiency, if any, between the carrying value of the loan and either (a) the present value of expected future cash flows discounted at the loan’s effective interest rate, (b) the loan’s observable market price, or (c) the fair value of the underlying collateral, less estimated costs to sell, for collateral dependent loans. Impaired loans that have no impairment losses are not considered in the establishment of general valuation allowances as described below. If management determines that collection of the impairment amount is remote, a charge-off will be recorded for the impairment amount.

(2)

General allowances are established for loan losses on a pool basis for loans that are collectively evaluated for impairment. FNCB divides its portfolio into the previously defined seven loan segments for loans exhibiting similar risk characteristics.

For additional information about FNCB's ACL methodology, see Note 2, "Summary of Significant Accounting Policies - ACL on Loans and Leases" of these Notes to Consolidated Financial Statements.

Management evaluates the credit quality of the loan portfolio on an ongoing basis and performs a formal review of the adequacy of the ACL on a quarterly basis. This evaluation is inherently subjective, as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions. However, actual loan losses may be significantly more than the established ACL, which could have a material negative effect on FNCB’s operating results or financial condition. While management uses the best information available to make its evaluations, future adjustments to the ACL may be necessary if conditions differ substantially from the information used in making the evaluations. Banking regulators, as an integral part of their examination of FNCB, also review the ACL, and may require, based on their judgments about information available to them at the time of their examination, that certain loan balances be charged off or require that adjustments be made to the ACL.

Credit Risk Profiles – Commercial Loans

Management continuously monitors and evaluates the credit quality of FNCB’s commercial loans and leases by regularly reviewing certain credit quality indicators. Management utilizes credit risk ratings as the key credit quality indicator for evaluating the credit quality of FNCB’s loan and lease receivables.

FNCB’s commercial loan classification and credit grading processes are part of the lending, underwriting, and credit administration functions to ensure an ongoing assessment of credit quality. FNCB maintains a formal, written loan classification and credit grading system that includes a discussion of the factors used to assign appropriate classifications of credit grades to loans. The risk grade groupings provide a mechanism to identify risk within the loan portfolio and provide management and the board of directors with periodic reports by risk category. The process also identifies groups of loans that warrant the special attention of management. Accurate and timely loan classification and credit grading is a critical component of loan portfolio management. Loan officers are required to review their loan portfolio risk ratings regularly for accuracy. In addition, the credit risk ratings play an important role in the loan review function, as well as the establishment and evaluation of the provision for credit losses and the ACL.

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

The following tables presents the credit risk profile of loans and leases summarized by portfolio segment and year of origination at December 31, 2023:

	Credit Risk Profiles
	For Year Ended December 31, 2023
	Term Loans By Origination Fiscal Year
								Total
(in thousands)	2023	2022	2021	2020	2019	Prior	Revolving	Loans
Commercial real estate
Risk rating
Pass	$35,520	$99,392	$75,005	$38,562	$66,065	$71,664	$7,102	$393,310
Special mention	-	-	4,703	99	27	4,552	1,776	11,157
Substandard	156	287	497	-	-	2,728	-	3,668
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total commercial real state	35,676	99,679	80,205	38,661	66,092	78,944	8,878	408,135
Construction, land acquisition and development
Risk rating
Pass	14,027	18,832	24,815	208	323	893	594	59,692
Special mention	-	-	184	-	-	-	-	184
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total construction, land acquisition and development	14,027	18,832	24,999	208	323	893	594	59,876
Commercial and industrial
Risk rating
Pass	42,104	20,644	22,898	9,522	10,730	10,098	55,939	171,935
Special mention	493	19	318	595	24	137	4,108	5,694
Substandard	45	2,588	-	1,200	-	211	2,121	6,165
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total commercial and industrial	42,642	23,251	23,216	11,317	10,754	10,446	62,168	183,794
Commercial equipment financing
Risk rating
Pass	94,967	63,807	3,711	-	-	-	-	162,485
Special mention	628	15	-	-	-	-	-	643
Substandard	342	135	-	-	-	-	-	477
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total commercial equipment financing	95,937	63,957	3,711	-	-	-	-	163,605
State and political subdivisions
Risk rating
Pass	16,025	11,659	21,606	2,389	15,852	4,279	2,033	73,843
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total state and political subdivisions	16,025	11,659	21,606	2,389	15,852	4,279	2,033	73,843
Credit Risk Profiles - Other Loans
Residential real estate
Performing	11,878	41,104	76,574	37,162	11,748	42,181	23,387	244,034
Non-performing	-	67	142	-	229	699	111	1,248
Total residential real estate	11,878	41,171	76,716	37,162	11,977	42,880	23,498	245,282
Consumer
Performing	27,180	30,098	18,994	3,060	1,609	4,401	35	85,377
Non-performing	-	89	72	22	123	47	-	353
Total consumer	27,180	30,187	19,066	3,082	1,732	4,448	35	85,730
Total loans and leases	$243,365	$288,736	$249,519	$92,819	$106,730	$141,890	$97,206	$1,220,265

The following table presents gross charge-offs by portfolio segment and year of origination at December 31, 2023:

	Gross Charge-Offs by Origination Year
	For the Year Ended December 31, 2023

(in thousands)	2023	2022	2021	2020	2019	Prior	Revolving	Total
Residential real estate	$-	$63	$-	$-	$-	$4	$-	$67
Commercial real estate	-	-	-	-	-	-	-	-
Construction land acquisition and development	-	-	-	-	-	-	-	-
Commercial and industrial	284	108	-	-	-	-	104	496
Commercial equipment financing	309	316	4	-	-	-	-	629
Consumer	67	1,205	765	22	22	68	-	2,149
State and political subdivision loans	-	-	-	-	-	-	-	-
Total gross charge-offs	$660	$1,692	$769	$22	$22	$72	$104	$3,341

The following table presents the recorded investment in loans and leases receivable by major category and credit and credit quality indicators at December 31, 2022, prior to the adoption of ASU 2016.13:

Credit Quality Indicators
December 31, 2022
	Commercial Loans						Other Loans
		Special				Subtotal	Accruing	Non-accrual	Subtotal	Total
(in thousands)	Pass	Mention	Substandard	Doubtful	Loss	Commercial	Loans	Loans	Other	Loans
Residential real estate	$43,188	$434	$99	$-	$-	$43,721	$205,887	$613	$206,500	$250,221
Commercial real estate	367,866	7,082	2,028	-	-	376,976	-	-	-	376,976
Construction, land acquisition and development	62,965	797	-	-	-	63,762	2,793	-	2,793	66,555
Commercial and industrial	260,358	829	8,875	-	-	270,062	1,962	-	1,962	272,024
Consumer	-	-	-	-	-	-	92,251	361	92,612	92,612
State and political subdivisions	64,955	-	-	-	-	64,955	-	-	-	64,955
Total	$799,332	$9,142	$11,002	$-	$-	$819,476	$302,893	$974	$303,867	$1,123,343

The following table summarizes activity in the ACL by major category for the years ended December 31, 2023:

Allowance for Credit Losses by Loan Category
December 31, 2023
(in thousands)	Residential Real Estate	Commercial Real Estate	Construction, Land Acquisition and Development	Commercial and Industrial	Commercial Equipment Financing	Consumer	State and Political Subdivisions	Unallocated	Total
Allowance for credit losses:
Beginning balance, January 1, 2023	$2,215	$4,193	$747	$4,099	$-	$1,307	$503	$1,129	$14,193
Impact of ASU-2016-13	(1,028)	(1,614)	1,067	(212)	-	370	(90)	(1,129)	(2,636)
Reclassification (1)	-	-	-	(2,390)	2,390	-	-	-	-
Charge-offs	(67)	-	-	(496)	(629)	(2,149)	-	-	(3,341)
Recoveries	-	495	-	148	-	1,247	-	-	1,890
Provisions (credits)	37	(243)	(660)	1,049	1,368	343	(14)	-	1,880
Ending balance, December 31, 2023	$1,157	$2,831	$1,154	$2,198	$3,129	$1,118	$399	$-	$11,986

Specific reserve	$-	$51	$-	$-	$70	$-	$-	$-	$121

General reserve	$1,157	$2,780	$1,154	$2,198	$3,059	$1,118	$399	$-	$11,865

Loans and leases receivable:
Individually evaluated for impairment	$830	$2,663	$-	$104	$308	$337	$-	$-	$4,242
Collectively evaluated for impairment	244,452	405,472	59,876	183,690	163,297	85,393	73,843	-	1,216,023
Total loans and leases, gross at December 31, 2023	$245,282	$408,135	$59,876	$183,794	$163,605	$85,730	$73,843	$-	$1,220,265

(1) Represents ACL associated with loans and leases originated under the brand, 1st Equipment Finance, and included in capital contributed to 1st Equipment Finance, Inc. on October 1, 2023, the date it was established as a wholly-owned subsidiary of the Bank.

The following table summarizes activity in the ALLL for the year ending December 31, 2022, ending loan and lease balances and related ALLL by portfolio segment and impairment methodology at December 31, 2022, prior to the adoption of ASU 2016-13.

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

The following table presents the amortized cost of collateral-dependent loans and leases by portfolio segment and type of collateral as of December 31, 2023:

	December 31, 2023
	Type of Collateral
(in thousands)	Residential Real Estate	Commercial Real Estate	Business Assets	Total
Loans and leases:
Residential real estate	$830	$-	$-	$830
Commercial real estate	-	2,663	-	2,663
Construction, land acquisition and development	-	-	-	-
Commercial and industrial	-	-	-	-
Commercial equipment financing	-	-	308	308
Consumer	-	-	-	-
State and political subdivisions	-	-	-	-
Total collateral dependent loans and leases	$830	$2,663	$308	$3,801

The following tables present the delinquency status of past due and non-accrual loans and leases at  December 31, 2023 and 2022:

	December 31, 2023
	Delinquency Status
	30-89 Days	>/= 90 Days	Nonaccrual	Total
(in thousands)	Past Due	Past Due	Loans	Past Due	Current	Total
Loans and leases:
Residential real estate	$580	$-	$1,248	$1,828	$243,454	$245,282
Commercial real estate	117	-	3,113	3,230	404,905	408,135
Construction, land acquisition and development	-	-	-	-	59,876	59,876
Commercial and industrial	211	-	148	359	183,435	183,794
Commercial equipment financing	1,811	-	477	2,288	161,317	163,605
Consumer	1,095	38	352	1,485	84,245	85,730
State and political subdivisions	-	-	-	-	73,843	73,843
Total loans and leases	$3,814	$38	$5,338	$9,190	$1,211,075	$1,220,265

	December 31, 2022
	Delinquency Status
	30-89 Days	>/= 90 Days	Nonaccrual	Total
(in thousands)	Past Due	Past Due	loans	Past Due	Current	Total
Loans and leases:
Residential real estate	$555	$-	$713	$1,268	$248,953	$250,221
Commercial real estate	-	-	1,545	1,545	375,431	376,976
Construction, land acquisition and development	-	-	-	-	66,555	66,555
Commercial and industrial	113	-	144	257	271,767	272,024
Consumer	1,378	79	361	1,818	90,794	92,612
State and political subdivisions	-	-	-	-	64,955	64,955
Total loans and leases	$2,046	$79	$2,763	$4,888	$1,118,455	$1,123,343

Included in loans and leases receivable are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The recorded investment in these non-accrual loans was $5.3 million at December 31, 2023 and $2.8 million at December 31, 2022. Generally, loans are placed on non-accrual status when they become 90 days or more delinquent. Once a loan is placed on non-accrual status it remains on non-accrual status until it has been brought current, has six months of performance under the loan terms, and factors indicating reasonable doubt about the timely collection of payments no longer exists. Therefore, loans may be current in accordance with their loan terms, or may be less than 90 days delinquent, and still be on a non-accrual status. There were $38 thousand and $79 thousand, in consumer loans that were past 90 days or more and still accruing at December 31, 2023, and December 31, 2022, respectively, which comprise entirely of unsecured personal loans purchased from a third-party originator.

Total non-accrual loans, with balances less than the $100 thousand loan relationship threshold that were evaluated collectively for impairment were $1.1 million at December 31, 2023 and $0.7 million at December 31, 2022.

The following tables present a distribution of the recorded investment, unpaid principal balance and the related allowance for FNCB’s impaired loans, which have been analyzed for impairment under ASC 310, at December 31, 2022, prior to the adoption of ASU 2016-13. Non-accrual loans, with balances less than the $100 thousand loan relationship threshold were not evaluated individually for impairment and accordingly, are not included in the following tables. However, these loans are evaluated collectively for impairment as homogeneous pools in the general allowance under ASC 450.

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

The following table presents the average balance and interest income by loan segment recognized on impaired loans for the year ended December 31, 2022:

	2022
	Average	Interest
(in thousands)	Balance	Income (1)
Residential real estate	$1,640	$65
Commercial real estate	6,614	251
Construction, land acquisition and development	-	-
Commercial and industrial	482	19
Consumer	-	-
State and political subdivisions	-	-
Total impaired loans	$8,736	$335
(1) Interest income represents income recognized on performing TDRs.

The additional interest income that would have been earned on non-accrual and restructured loans had these loans performed in accordance with their original terms approximated to $175 thousand for year ended December 31, 2022.

Loan Modifications to Borrowers Experiencing Financial Difficulty

ASU 2022-02 eliminated the accounting guidance for TDRs while enhancing disclosure requirements for certain loan refinancing and restructuring by creditors when a borrower is experiencing financial difficulty. In accordance with the new guidance, FNCB no longer evaluates loans with modifications made to borrowers experiencing financial difficulty individually for impairment, nor establishes a related specific reserve for such loans, but rather these loans are included in their respective portfolio segment and evaluated collectively for impairment to establish an ACL.

There was one modification made to a borrower experiencing financial difficulty during the year ended December 31, 2023. The modification involved a 12-month extension of term for a loan secured by residential real estate with an amortized cost basis of $79 thousand. There were no loan modifications made to borrowers experiencing financial difficulty during the year ended December 31, 2022.

Residential Real Estate Loan Foreclosures

There were three residential real estate loans with an aggregate recorded investment of $202 thousand that were in the process of foreclosure at December 31, 2023. There were three residential real estate loans with an aggregate recorded investment of $215 thousand that were in the process of foreclosure at December 31, 2022. FNCB did not have any residential real estate properties in OREO at December 31, 2023 and 2022.

Note 5. BANK PREMISES AND EQUIPMENT

The following table summarizes bank premises and equipment at December 31, 2023 and 2022:

	December 31,
(in thousands)	2023	2022
Land	$2,930	$2,930
Buildings and improvements	14,416	14,408
Furniture, fixtures and equipment	11,216	11,048
Leasehold improvements	3,328	3,328
Total	31,890	31,714
Accumulated depreciation	(17,344)	(16,098)
Net	$14,546	$15,616

Depreciation and amortization expense of premises and equipment amounted to $1.3 million for 2023 and $1.6 million for 2022.

Note 6. OTHER ASSETS

The following table summarizes the major components of other assets at December 31, 2023 and 2022:

	December 31,
(in thousands)	2023	2022
Investment in low-income housing tax credit program	$11,014	$11,014
Right of use assets	2,933	3,226
Mortgage servicing rights	175	254
Interest rate swaps	1,919	1,946
Net deferred tax assets	14,579	16,827
Equity securities without readily determined fair value	500	500
Repossessed assets	420	-
Other assets	10,003	9,238
Total	$41,543	$43,005

Note 7. DEPOSITS

The following table summarizes deposits by major category at December 31, 2023 and 2022:

	December 31,
(in thousands)	2023	2022
Demand (non-interest bearing)	$285,548	$305,850
Interest-bearing:
Interest-bearing demand	754,296	808,497
Savings	130,957	148,426
Time ($250,000 and over)	53,319	24,902
Other time	304,862	132,972
Total interest-bearing	1,243,434	1,114,797
Total deposits	$1,528,982	$1,420,647

Included in other time deposits were brokered deposits of $148.7 million at December 31, 2023 and $23.9 million at December 31, 2022.

The aggregate amount of deposits reclassified as loans was $75 thousand at December 31, 2023 and $124 thousand at December 31, 2022. Management evaluates transaction accounts that are overdrawn for collectability as part of its evaluation for credit losses. During 2023 and 2022, no deposits were received on terms other than those available in the normal course of business.

The following table summarizes scheduled maturities of time deposits, including certificates of deposit and individual retirement accounts, at December 31, 2023:

	$250,000	Other
(in thousands)	and Over	Time Deposits	Total
2024	$52,653	$208,053	$260,706
2025	666	59,190	59,856
2026	-	15,303	15,303
2027	-	12,093	12,093
2028	-	10,223	10,223
Total	$53,319	$304,862	$358,181

Note 8. BORROWED FUNDS

FNCB has an agreement with the FHLB of Pittsburgh which allows for borrowings, either overnight or term, up to a maximum borrowing capacity based on a percentage of qualifying loans pledged under a blanket pledge agreement. In addition to pledging loans, FNCB is required to purchase FHLB of Pittsburgh stock based upon the amount of credit extended. Loans that were pledged to collateralize borrowings under this agreement were $506.2 million at December 31, 2023 and $482.1 million at December 31, 2022. FNCB’s maximum borrowing capacity was $373.6 million at December 31, 2023. At December 31, 2023 and 2022, there were $91.5 million and $47.5 million, respectively, in letters of credit to secure municipal deposits outstanding under this agreement. There were $16.0 million in overnight advances and $149.0 million in term advances through the FHLB of Pittsburgh outstanding at December 31, 2023. At December 31, 2022, there were $139.4 million in overnight advances and $32.7 million in term advances outstanding, through the FHLB of Pittsburgh. FNCB had a remaining borrowing availability at the FHLB of Pittsburgh of $115.7 million at December 31, 2023.

Advances through the Federal Reserve Bank Discount Window generally include short-term advances which are fully collateralized by certain pledged loans under the Federal Reserve Bank's Borrower-in-Custody ("BIC") program. At December 31, 2023, FNCB had loans pledged under the BIC program of $187.0 million. There were no advances outstanding under the BIC program at December 31, 2023 and 2022. At December 31, 2023, FNCB had borrowing capacity available under the BIC program of $158.4 million. On March 12, 2023, the Federal Reserve Bank established the Bank Term Funding Program (“BTFP”), a program through the Discount Window designed to provide additional funding to eligible depository institutions during a period of stress. The BTFP is collateralized by high-quality securities valued at par including U.S. Treasury securities, U.S. government agency debt and mortgage-backed securities and other qualifying securities. At December 31, 2023, FNCB had securities pledged of $27.8 million and an outstanding advance under the BTFP of $25.0 million. On January 24, 2024, the Federal Reserve Bank announced that it would cease making new loans under this program on March 11, 2024.

The following tables present borrowings, by type, outstanding at December 31, 2023 and 2022.

	As of and for the Year Ended December 31, 2023
				Weighted	Weighted
			Maximum	Average	Average
	Ending	Average	Month-End	Rate for	Rate at
(dollars in thousands)	Balance	Balance	Balance	the Year	Period End
FHLB of Pittsburgh advances - term	$148,962	$109,979	$148,962	4.78%	5.01%
FHLB of Pittsburgh advances - overnight	16,000	69,792	196,900	5.20	5.68
Federal Reserve discount window BIC advances	-	85	-	4.98	-
Federal Reserve discount window BTFP advances	25,000	1,164	25,000	4.89	4.89
Junior subordinated debentures	10,310	10,310	10,310	7.02	7.32

	As of and for the Year Ended December 31, 2022
				Weighted	Weighted
			Maximum	Average	Average
	Ending	Average	Month-End	Rate for	Rate at
(dollars in thousands)	Balance	Balance	Balance	the Year	Period End
FHLB of Pittsburgh advances - term	$32,650	$5,830	$32,650	4.51%	4.45%
FHLB of Pittsburgh advances - overnight	139,400	93,309	170,350	2.56	4.45
Federal Reserve discount window BIC advances	-	66	-	3.77	-
Junior subordinated debentures	10,310	10,310	10,310	3.47	6.44

On December 14, 2006, the Issuing Trust issued $10.0 million of trust preferred securities (the “Trust Securities”) at a variable interest rate, initially equal to 7.02%, with a scheduled maturity of December 15, 2036. FNCB owns 100.0% of the ownership interest in the Issuing Trust. The proceeds from the issue were invested in $10.3 million, 7.02% Junior Subordinated Debentures (the “Debentures”) issued by FNCB. The interest rate on the Trust Securities and the Debentures resets quarterly to 3-month CME Term SOFR plus a spread adjustment of 0.26161% and a margin of 1.67%. The average interest rate paid on the Debentures was 7.02% in 2023 and 3.47% in 2022. The Debentures are unsecured and rank subordinate and junior in right to all indebtedness, liabilities and obligations of FNCB. The Debentures represent the sole assets of the Trust. Interest on the Trust Securities is deferrable until a period of twenty consecutive quarters has elapsed. FNCB has the option to prepay the Trust Securities beginning December 15, 2011. FNCB has, under the terms of the Debentures and the related Indenture, as well as the other operative corporate documents, agreed to irrevocably and unconditionally guarantee the Trust’s obligations under the Debentures. FNCB has reflected this investment on a deconsolidated basis. As a result, the Debentures totaling $10.3 million, have been reflected in borrowed funds in the consolidated statements of financial condition at December 31, 2023 and 2022 under the caption “Junior Subordinated Debentures”. FNCB records interest expense on the Debentures in its consolidated statements of income. FNCB also records its common stock investment issued by First National Community Statutory Trust I in other assets in its consolidated statements of financial condition at  December 31, 2023 and 2022. At  December 31, 2023 and 2022, accrued and unpaid interest associated with the Debentures amounted to $36 thousand and $31 thousand, respectively.

The following table presents the contractual maturities of borrowed funds at  December 31, 2023:

(in thousands)	December 31, 2023
2024	$118,850
2025	29,567
2026	5,000
2027	22,357
2028	14,188
2029 and thereafter	10,310
Total	$200,272

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

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive loss and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings.  Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on FNCB's variable-rate debt.  During the next twelve months, it is estimated that an additional $604 thousand will be reclassified as a decrease to interest expense.

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

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in interest income.

The following table presents amounts recorded in the consolidated statements of financial condition related to the carrying amount and cumulative basis adjustment for fair value hedges at December 31, 2023:

	Carrying Amount of the Hedged Assets (Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets (Liabilities)
	December 31,		December 31,
(in thousands)	2023	2022	2023	2022
Line Item in the Statement of Financial Condition in Which the Hedged Item is Included
Fixed Rate Loans (1)	$35,549	-	$549	-
Total	$35,549	-	$549	-

(1) These amounts include the amortized cost basis of closed portfolios of fixed rate loans used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolio anticipated to be outstanding for the designated hedged period. At December 31, 2023, the amortized cost basis of the closed portfolios used in these hedging relationships was $90.0 million; the cumulative basis adjustments associated with these hedging relationships was $549 thousand; and the amounts of the designated hedged items were $35 million. There were no such hedging relationships at December 31, 2022.

Non-designated Hedges

Derivatives not designated as hedges are not speculative and result from a service FNCB provides to certain customers.  FNCB executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that FNCB executes with a third party, such that FNCB minimizes its net risk exposure resulting from such transactions.  As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. FNCB's existing credit derivatives result from participations out of interest rate swaps provided to external lenders as part of loan participation arrangements, therefore, are not used to manage interest rate risk in FNCB's assets or liabilities. Derivatives not designated as hedges are not speculative and result from a service FNCB provides to certain lenders which participate in loans.

Fair Values of Derivative Instruments on the Balance Sheet

The following table presents the fair value of FNCB's derivative financial instruments and the classification on the consolidated statements of financial condition at December 31, 2023 and December 31, 2022:

		Derivative Assets					Derivative Liabilities
		As of December 31, 2023		As of December 31, 2022			As of December 31, 2023		As of December 31, 2022
(in thousands)	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate products	$10,000	Other assets	$650	Other assets	$1,173	$85,000	Other liabilities	$1,253	Other liabilities	$-
Total derivatives designated as hedging instruments			650		1,173			1,253		-

Derivatives not designated as hedging instruments
Interest rate swaps	$38,828	Other assets	1,438	Other assets	931	$38,828	Other liabilities	1,438	Other liabilities	931
Risk participation transaction	$13,672		-		-			-		-
Total derivatives not designated as hedging instruments			1,438		931			1,438		931

Net Derivatives on the Balance Sheet			2,088		2,104			2,691		931
Gross amounts not offset in the Statement of Financial Position
Financial instruments			-		-			-		-
Cash collateral (1)			-		1,946			-		-
Net derivative amounts			$2,088		$158			$2,691		$931

(1) Cash collateral represents the amount that cannot be used to offset our derivative assets and liabilities from a gross basis to a net basis in accordance with the applicable accounting guidance. Cash collateral is exchanged under bilateral collateral and master netting agreements that allow us to offset the net derivative position with the related collateral. The application of the collateral cannot reduce the net derivative position below zero. Therefore, excess other collateral, if any, is not reflected above.

Effect of Fair Value and Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income

The following table presents the effect of fair value and cash flow hedge accounting on accumulated other comprehensive income as of December 31, 2023 and 2022. Amounts disclosed are gross and not net of taxes:

	Year Ended December 31, 2023
(in thousands)	Amount of Gain or (Loss) Recognized in OCI on Derivative	Amount of Gain or (Loss) Recognized in OCI Included Component	Amount of Gain or (Loss) Recognized in OCI Excluded Component	Location of Gain or (Loss) Recognized from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income Included Component	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income Excluded Component
Derivatives in cash flow hedging relationships
Interest rate products	$(1,513)	$(1,513)	$-	Interest expense	$302	$302	$-
Total	$(1,513)	$(1,513)	$-		$302	$302	$-

	Year Ended December 31, 2022
(in thousands)	Amount of Gain or (Loss) Recognized in OCI on Derivative	Amount of Gain or (Loss) Recognized in OCI Included Component	Amount of Gain or (Loss) Recognized in OCI Excluded Component	Location of Gain or (Loss) Recognized from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income Included Component	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income Excluded Component
Derivatives in cash flow hedging relationships
Interest rate products	$46	$46	$-	Interest expense	$176	$176	$-
Total	$46	$46	$-		$176	$176	$-

Effect of Fair Value and Cash Flow Hedge Accounting on the Statement of Income

The following table presents the effect of the FNCB's derivative financial instruments on the consolidated statements of income for the years ended December 31, 2023 and 2022:

	Location and Amount of Gain or (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Year Ended December 31,
	2023	2022
(in thousands)	Interest Expense	Interest Expense
Total amounts of income and expense line items presented in the cash flow statement of financial performance in which the effects of fair value or hedges are recorded	$302	$176

The effects of fair value and cash flow hedging:
Gain or (loss) on cash flow hedging relationships in Subtopic 815-20
Interest contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income	302	176
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income as a result that a forecasted transaction is no longer probable of occurring	-	-

Amount of gain or (loss) reclassified from accumulated OCI into income - included component	302	176
Amount of gain or (loss) reclassified from accumulated OCI into income - excluded component	-	-

Effect of Derivatives Not Designated as Hedging Instruments on the Statement of Income

Derivative financial instruments that are not designated as hedging instruments had no effect on the consolidated statements of income for the years ended  December 31, 2023 and 2022.

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

FNCB has minimum collateral posting thresholds with certain of its derivative counterparties for derivatives in a net liability position. As of December 31, 2023, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustments for nonperformance risk, related to these agreements was $259 thousand, FNCB has minimum collateral posting thresholds with certain of its derivative counterparties and has posted cash collateral of $400 thousand against its obligations under these agreements at December 31, 2023. As of  December 31, 2022, FNCB had no derivatives in a net liability position and accordingly was not required to post any collateral with its counterparts.

Note 10. BENEFIT PLANS

The Bank has a defined contribution profit sharing plan (“Profit Sharing Plan”) which includes the provision under section 401(k) of the Internal Revenue Code (“401(k)”) and covers all eligible employees. The Bank’s contribution to the Profit Sharing Plan is determined at management’s discretion at the end of each year and funded. The 401(k) feature of the Profit Sharing Plan permits employees to make voluntary salary deferrals, either pre-tax or Roth, up to the dollar limit prescribed by law. FNCB may make discretionary matching contributions equal to a uniform percentage of employee salary deferrals. Discretionary matching contributions are determined each year by management and approved by the Board of Directors. There were no discretionary annual contributions made to the Profit Sharing Plan in 2023 and 2022. Discretionary matching contributions under the 401(k) feature of the Profit Sharing Plan totaled $580 thousand in 2023 and $481 thousand in 2022.

The Bank has an unfunded non-qualified deferred compensation plan covering all eligible Bank officers and directors as defined by the plan. This plan permits eligible participants to elect to defer a portion of their compensation. Elective deferred compensation and accrued earnings, included in other liabilities in the accompanying consolidated statements of financial condition, aggregated to $1.1 million and $1.3 million at  December 31, 2023 and December 31, 2022, respectively.

The Bank has a Supplemental Executive Retirement Plan (“SERP”) for a select group of management or highly compensated employees within the meaning of Sections 201(2), 301(a)(3) and 401(a)(1) of The Employee Retirement Income Security Act of 1974. The general provisions of the SERP provide for annual year-end contributions, performance contingent contributions and discretionary contributions. The SERP contributions are unfunded for Federal tax purposes and constitute an unsecured promise by the Bank to pay benefits in the future and are included in other liabilities in the accompanying consolidated statements of financial condition. Participants in the SERP have the status of general unsecured creditors of the Bank. SERP contributions totaled $181 thousand in 2023 and $370 thousand in 2022. The total liability associated with the SERP was $1.9 million at  December 31, 2023 and $1.5 million at December 31, 2022.

Note 11. INCOME TAXES

The following table summarizes the current and deferred amounts of the provision for income tax expense (benefit) for each of the two years ended December 31, 2023 and 2022:

	For the Year Ended December 31,
(in thousands)	2023	2022
Current tax provision
Federal	$2,785	$4,569
State	101	77
Total current tax provision	2,886	4,646
Deferred tax expense (benefit)
Federal	23	(502)
State	(152)	-
Total deferred tax benefit	(129)	(502)
Total tax expense	$2,757	$4,144

The following table presents a reconciliation between the effective income tax expense and the income tax expense that would have been provided at the federal statutory tax rate of 21.0% for the years ended  December 31, 2023 and  December 31, 2022:

	For the Year Ended December 31,
	2023		2022
(dollars in thousands)	Amount	%	Amount	%
Provision at statutory tax rates	$3,305	21.00%	$5,164	21.00%
Add (deduct):
Tax effects of tax free interest income	(819)	(5.20)%	(874)	(3.55)%
Non-deductible interest expense	408	2.59%	85	0.35%
Bank-owned life insurance	(158)	(1.00)%	(206)	(0.84)%
Other items, net	21	0.13%	(25)	(0.11)%
Income tax provision	$2,757	17.52%	$4,144	16.85%

The following table summarizes the components of net deferred tax assets at December 31, 2023 and 2022:

	December 31,
(in thousands)	2023	2022
Allowance for credit losses	$2,814	$3,180
Deferred compensation	756	650
Lease liability	672	736
Other real estate owned valuation	72	72
Employee benefits	22	352
Accrued interest	7	7
Deferred income	5	29
Derivative liabilities	54	-
Unrealized holding losses on securities available-for-sale	10,624	12,982
Unrealized holding losses on equity securities	278	32
Other deferred tax assets	184	-
Gross deferred tax assets	15,488	18,040

Deferred loan origination costs	(149)	(137)
Right of use asset	(616)	(677)
Derivative assets	-	(215)
Mortgage servicing rights	(37)	(53)
Depreciation	(107)	(130)
Gross deferred tax liabilities	(909)	(1,213)
Net deferred tax assets	$14,579	$16,827

Management evaluates the carrying amount of its deferred tax assets on a quarterly basis, or more frequently if necessary, in accordance with guidance set forth in ASC Topic 740 “Income Taxes,” and applies the criteria in the guidance to determine whether it is more likely than not that some portion, or all, of the deferred tax asset will not be realized within its life cycle, based on the weight of available evidence. Management performed an evaluation of FNCB's deferred tax assets at December 31, 2023 taking into consideration all available positive and negative evidence at that time. Based on this evaluation, management believes that FNCB's future taxable income will be sufficient to utilize its deferred tax assets. There was no valuation allowance for deferred tax assets at December 31, 2023 and December 31, 2022.

Note 12. RELATED PARTY TRANSACTIONS

In conducting its business, FNCB has engaged in, and intends to continue to engage in, banking and financial transactions with directors, executive officers and their related parties.

FNCB has granted loans, letters of credit and lines of credit to directors, executive officers and their related parties. The following table summarizes the changes in the total amounts of such outstanding loans, advances under lines of credit, net of any participations sold, as well as repayments during the years ended December 31, 2023 and 2022:

	For the Year Ended December 31,
(in thousands)	2023	2022
Balance January 1,	$79,144	$71,437
Additions, new loans and advances	229,481	96,978
Repayments	(229,298)	(89,271)
Balance December 31,	$79,327	$79,144

Advances and repayments on commercial lines of credit to related parties are presented gross in the above table. At December 31, 2023 and 2022 there were no loans made to directors, executive officers and their related parties that were not performing in accordance with the terms of the loan agreements.

Deposits from directors, executive officers and their related parties held by the Bank at  December 31, 2023 and 2022 amounted to $114.1 million and $133.0 million, respectively. Interest paid on the deposits amounted to $1.9 million in 2023 and $502 thousand in 2022.

In the course of its operations, FNCB acquires goods and services from, and transacts business with, various companies of related parties, which include, but are not limited to legal services, rent, vehicle repair services and dealer reserve payments. For 2022, goods and services acquired from related parties also included fidelity bond and errors and omissions insurance. FNCB recorded payments to related parties for goods and services of $134 thousand and $526 thousand for the years ending December 31, 2023 and 2022, respectively.

Note 13. COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS

Leases

FNCB is obligated under operating leases for certain bank branches, office space, automobiles and equipment.  Operating lease right of use ("ROU") assets represent FNCB's right to use an underlying asset during the lease term and operating liabilities represent its obligation to make lease payments under the lease agreement. ROU assets and operating lease liabilities are recognized at lease commencement based on the present value of the remaining lease payments using a discount rate that represents FNCB's incremental borrowings rate at the commencement date. ROU assets are included in other assets and operating lease liabilities are included in other liabilities in the consolidated statements of financial condition. ROU assets and lease liabilities were $2.9 million and $3.2 million, respectively, at  December 31, 2023 and $3.2 million and $3.5 million, respectively, at December 31, 2022.

Operating lease expense associated with bank branches and office space is included in occupancy expense, while operating lease expense associated with automobiles and office equipment is included in equipment expense in the consolidated statements of income.  Total rental expense under leases amounted to $408 thousand and $391 thousand, respectively, at December 31, 2023 and 2022.

The following table summarizes the maturity of remaining operating lease liabilities as of  December 31, 2023:

(in thousands)	December 31, 2023
2024	$417
2025	388
2026	387
2027	388
2028	370
2029 and thereafter	1,901
Total lease payments	3,851
Less: imputed interest	649
Present value of operating lease liabilities	$3,202

The following table presents other information related to FNCB's operating leases:

(dollars in thousands)	December 31, 2023	December 31, 2022
Weighted-average remaining lease term (in years)	10.7	9.9
Weighted-average discount rate	3.26%	3.33%
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$423	$402

Commitments

On October 1, 2022, FNCB issued a signed letter of intent to make an equity investment of approximately $11.0 million in a limited partnership interest, to build and operate a senior low-income housing development located in Scranton, Lackawanna County, Pennsylvania. One hundred percent (100.0%) of the rental units will qualify for Federal Low-Income Housing Tax Credits as provided for in Section 42 of the Internal Revenue Code of 1986, as amended. FNCB made an initial contribution of $2.2 million in the fourth quarter of 2022, upon closing the partnership agreement. In 2023, contributions totaled $6.6 million, in accordance with the construction schedule. The remaining obligation of $2.2 million, which is included in other liabilities in the consolidated statements of financial condition at December 31, 2023, will be contributed over a series of draws over the remaining 6-month period according to the construction schedule.

Financial Instruments with unfunded commitments

FNCB is a party to financial instruments with unfunded commitments risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit that involve varying degrees of credit, interest rate or liquidity risk in excess of the amount recognized in the consolidated statements of financial condition. FNCB’s exposure to credit loss from nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments.

The following table summarizes financial instruments whose contract amounts represent credit risk at  December 31, 2023 and 2022:

	December 31,
(in thousands)	2023	2022
Commitments to extend credit	$335,032	$301,300
Standby letters of credit	16,908	17,923

In order to provide for probable losses inherent in these instruments, FNCB established reserves for unfunded commitments of $1.4 million and $949 thousand at  December 31, 2023 and 2022, respectively, which were included in other liabilities on the consolidated statements of financial condition. FNCB recorded a credit for unfunded commitments of $803 thousand in 2023 and a provision for unfunded commitments of $366 thousand in 2022.

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

Federal Home Loan Bank — Mortgage Partnership Finance (“MPF”) Program

Under a secondary market loan servicing program with the FHLB, FNCB, in exchange for a monthly fee, provides a credit enhancement guarantee to the FHLB for foreclosure losses in excess of a defined First Loss Account (“FLA”) balance, up to specified amounts.  At  December 31, 2023, FNCB serviced payments on $11.7 million of first lien residential loan principal under these terms for the FHLB. At  December 31, 2023, the maximum credit enhancement obligation for such guarantees by FNCB would be approximately $655 thousand if total foreclosure losses on the entire pool of loans exceed the FLA of approximately $70 thousand. There was no reserve established for this guarantee at  December 31, 2023 and 2022.

Concentrations of Credit Risk

Cash Concentrations: The Bank maintains cash balances at several correspondent banks. FNCB engages in a primary correspondent banking relationship with PNC Bank.  At  December 31, 2023 and 2022, FNCB had balances with PNC Bank of $1.4 million and $1.7 million, respectively. There were no other due from bank accounts in excess of the $250 thousand limit covered by the Federal Deposit Insurance Corporation (“FDIC”) at December 31, 2023 and 2022.

Loan and Lease Concentrations: FNCB attempts to limit its exposure to concentrations of credit risk by diversifying its loan and lease portfolios and closely monitoring any concentrations of credit risk. The commercial real estate and construction, land acquisition and development portfolios comprised $468.0 million, or 38.4% of total outstanding loans and leases at  December 31, 2023 and $443.5 million, or 39.5% of outstanding loans and leases, at December 31, 2022. Geographic concentrations exist because FNCB provides its services in its primary market area of Northeastern Pennsylvania and conducts limited activities outside of that area. FNCB had loans and loan commitments secured by collateral outside its primary market area of $188.0 million, or 15.4%, of total outstanding loans and leases at  December 31, 2023 and $123.4 million, or 11.0% of outstanding loans and leases at December 31, 2022.

FNCB considers an industry concentration within the loan portfolio to exist if the aggregate loan balance outstanding for that industry exceeds 25.0% of capital. The following table summarizes the concentration within FNCB’s loan portfolio by industry at December 31, 2023 and 2022:

	December 31, 2023		December 31, 2022
		% of		% of
(in thousands)	Amount	Gross Loans	Amount	Gross Loans
General freight trucking	$48,477	3.97%	$25,052	2.23%
Retail space/shopping centers	58,517	4.80%	54,461	4.85%
1-4 family residential investment properties	119,393	9.78%	113,746	10.13%

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

Note 14. STOCK COMPENSATION PLANS

FNCB had a Long-Term Incentive Compensation Plan (“LTIP”) for directors, executive officers and key employees that authorized up to 1,200,000 shares of common stock for issuance and provides the Board of Directors with the authority to offer several different types of long-term incentives, including stock options, stock appreciation rights, restricted stock units, performance units and performance shares.  During the years ended December 31, 2023 and 2022, the Board of Directors granted 140,445 and 71,860 shares of restricted stock, respectively, under the LTIP. Upon adoption of the Equity Plan (as defined below), FNCB will make no further awards under the LTIP. For the years ended December 31, 2023 and 2022, stock-based compensation expense, which is included in salaries and benefits expense in the consolidated statements of income, totaled $583 thousand and $448 thousand, respectively. Total unrecognized compensation expense related to unvested restricted stock awards was $1.6 million and $1.2 million at December 31, 2023 and 2022, respectively. Unrecognized compensation expense related to unvested shares of restricted stock is expected to be recognized over a weighted-average period of 3.6 years.

On March 22, 2023, the Board of Directors formally approved and adopted the EIP, which replaced the LTIP. The EIP authorizes 2,000,000 shares of FNCB's common stock plus 455,584 shares of FNCB's common shares that were remaining reserved but unissued under the LTIP. The EIP provides the Compensation Committee or the Board of Directors with the authority to offer several types of awards including stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and performance units. The EIP was approved by a majority vote by FNCB shareholders at the Annual Meeting of Shareholders on May 17, 2023.

On July 3, 2023, 2,454 shares of FNCB's common stock were granted under the EIP to each of the Bank's ten non-employee directors or 24,540 shares in aggregate. The shares vested immediately to each director upon grant, and the fair value per share on the grant date was $6.11. Directors' fees totaling $150 thousand associated with this grant were recognized on July 3, 2023.

In addition, on July 3, 2023, 100 shares of FNCB's common stock were granted under the EIP to each of the Bank's twenty-two advisory board members or 2,200 shares in aggregate. The shares vested immediately to each director upon grant, and the fair value per share on the grant date was $6.11. FNCB recognized advisory board fees of $13 thousand associated with this grant on July 3, 2023.

At December 31, 2023, there were 2,435,076 shares of FNCB common stock available for award under the EIP.

The following table summarizes the activity related to FNCB ’s unvested restricted stock awards during the years ended December 31, 2023 and 2022:

	For the Years Ended December 31,
	2023		2022
		Weighted-		Weighted-
		Average		Average
	Restricted	Grant Date	Restricted	Grant Date
(dollars in thousands)	Shares	Fair Value	Shares	Fair Value
Unvested restricted stock awards:
Total outstanding, beginning of period	185,965	$8.22	174,297	$7.37
Awards granted	140,445	7.51	71,860	9.64
Forfeitures	(6,232)	7.87	(5,503)	8.17
Shares vested	(58,425)	8.01	(54,689)	7.38
Total outstanding, end of period	261,753	$7.89	185,965	$8.22

Note 15.   REGULATORY MATTERS

FNCB’s ability to pay dividends to its shareholders, or repurchase shares of its common stock, is largely dependent on the Bank’s ability to pay dividends to FNCB. Bank regulations limit the amount of dividends that may be paid, or shares that may be repurchased, without prior approval of the Bank’s principal regulatory agency. Cash dividends declared and paid by FNCB during 2023 and 2022 were $0.36 per share and $0.33 per share, respectively. FNCB offers a Dividend Reinvestment and Stock Purchase plan ("DRP") to its shareholders. For the years ended December 31, 2023 and 2022, dividend reinvestment shares were purchased in open market transactions. However, shares under the optional cash purchase feature of the DRP were issued from authorized but unissued common shares. Shares of common stock issued under the DRP totaled 13,348 and 5,089 for the years ended  December 31, 2023 and 2022, respectively. Subsequent to  December 31, 2023, on  January 24, 2024, FNCB declared a $0.090 per share dividend payable on March 15, 2024 to shareholders of record as of March 1, 2024.

The holding company is considered a small bank holding company and is exempt from risk-based capital and leverage rules, including Basel III. FNCB and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on FNCB’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, FNCB and the Bank must meet specific capital guidelines that involve quantitative measures of FNCB's and the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. FNCB's and the Bank's capital amounts, and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Management believes that as of  December 31, 2023, FNCB and the Bank meet all applicable capital adequacy requirements.

Current quantitative measures established by regulation to ensure capital adequacy require FNCB Bank to maintain minimum amounts and ratios (set forth in the table below) of Total capital, Tier I capital, and Tier I common equity (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). The following tables present summary information regarding the Bank’s risk-based capital and related ratios at  December 31, 2023 and 2022:

	FNCB Bank		Minimum Required For Capital Adequacy Purposes	Minimum Required For Capital Adequacy Purposes with Conservation Buffer	Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
(dollars in thousands)	Amount	Ratio	Ratio	Ratio	Ratio
December 31, 2023
Total capital (to risk-weighted assets)	$175,296	12.66%	8.00%	10.50%	10.00%

Tier I capital (to risk-weighted assets)	161,896	11.69%	6.00%	8.50%	8.00%

Tier I common equity (to risk-weighted assets)	161,896	11.69%	4.50%	7.00%	6.50%

Tier I capital (to average assets)	161,896	8.76%	4.00%	4.00%	5.00%

Total risk-weighted assets	1,384,710

Total average assets	1,848,752

	FNCB Bank		Minimum Required For Capital Adequacy Purposes	Minimum Required For Capital Adequacy Purposes with Conservation Buffer	Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
(dollars in thousands)	Amount	Ratio	Ratio	Ratio	Ratio
December 31, 2022
Total capital (to risk-weighted assets)	$169,984	13.11%	8.00%	10.50%	10.00%

Tier I capital (to risk-weighted assets)	154,842	11.94%	6.00%	8.50%	8.00%

Tier I common equity (to risk-weighted assets)	154,842	11.94%	4.50%	7.00%	6.50%

Tier I capital (to average assets)	154,842	8.77%	4.00%	4.00%	5.00%

Total risk-weighted assets	1,296,618

Total average assets	1,765,251

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

At  December 31, 2023, FNCB owned 30 corporate debt securities with an aggregate amortized cost and fair value of $35.1 million and $31.3 million, respectively. The market for four of these securities at  December 31, 2023 was not active and markets for similar securities are also not active. FNCB obtained valuations for these securities from a third-party service provider that prepared the valuations using a market approach that incorporates identifying a population of transactions for similar instruments and an evaluation to capture credit risk associated with these bonds.  Management takes measures to validate the service provider’s analysis and is actively involved in the valuation process, including reviewing and verifying the population and evaluation of credit risk. Management believes this approach to be a conservative approach as it takes into consideration securities that have longer maturities or longer call dates, issuers with smaller asset sizes, and securities with smaller issue amounts. These factors are typically considered to be factors that would add credit spread to a bond, thus resulting in a higher yield.  Management believes the valuation results from this market approach to be consistent with pricing and data for similar deals at December 31, 2023. FNCB considers the inputs used in the market approach to be observable Level 3 inputs because, while inputs are based on actual transactions, the relative number of transactions in the population is small and subjective assumptions are used in considering factors considered to incorporate credit spreads into price determination. Management will continue to monitor the market for these securities to assess the market activity and the availability of observable inputs and will continue to apply these controls and procedures to the valuations received from FNCB's third-party service provider.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the financial assets and liabilities that are measured at fair value on a recurring basis at  December 31, 2023 and 2022, and the fair value hierarchy of the respective valuation techniques utilized to determine the fair value:

	Fair Value Measurements at December 31, 2023
		Quoted Prices	Significant	Significant
		in Active Markets	Observable	Unobservable
		for Identical Assets	Inputs	Inputs
(in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Available-for-sale debt securities:
U.S. Treasury securities	$33,177	$-	$33,177	$-
Obligations of state and political subdivisions	199,796	-	199,796	-
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	74,207	-	74,207	-
Collateralized mortgage obligations - commercial	3,386	-	3,386	-
Mortgage-backed securities	16,446	-	16,446	-
Private collateralized mortgage obligations	70,151	-	70,151	-
Corporate debt securities	31,286	-	24,312	6,974
Asset-backed securities	21,690	-	21,690	-
Negotiable certificates of deposit	674	-	674	-
Total available-for-sale debt securities	450,814	-	443,840	6,974
Equity securities, at fair value	4,786	4,786	-	-
Derivative assets	2,088	-	2,088	-
Total financial assets	$457,688	$4,786	$445,928	$6,974

Financial liabilities:
Derivative liabilities	$2,691	$-	$2,691	$-
Total financial liabilities	$2,691	$-	$2,691	$-

	Fair Value Measurements at December 31, 2022
		Quoted Prices	Significant	Significant
		in Active Markets	Observable	Unobservable
		for Identical Assets	Inputs	Inputs
(in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Available-for-sale debt securities:
U.S. Treasury securities	$32,134	$-	$32,134	$-
Obligations of state and political subdivisions	220,782	-	220,782	-
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	80,407	-	80,407	-
Collateralized mortgage obligations - commercial	3,329	-	3,329	-
Mortgage-backed securities	20,663	-	20,663	-
Private collateralized mortgage obligations	72,507	-	72,507	-
Corporate debt securities	30,672	-	22,736	7,936
Asset-backed securities	14,941	-	14,941	-
Negotiable certificates of deposit	656	-	656	-
Total available-for-sale debt securities	476,091	-	468,155	7,936
Equity Securities, at fair value	7,717	7,717	-	-
Derivative assets	2,104	-	2,104	-
Total financial assets	$485,912	$7,717	$470,259	$7,936

Financial liabilities:
Derivative liabilities	$931	$-	$931	$-
Total financial liabilities	$931	$-	$931	$-

There were two corporate debt security transferred from Level 3 hierarchy to Level 2 during the year ended, December 31, 2023 and there was one corporate debt security transferred from Level 3 hierarchy to Level 2 during the year ended December 31, 2022. Prior to the transfer from Level 3 to Level 2, the market for the transferred securities was not active and management obtained fair values of the securities from an independent third party. The valuation method employed utilized significant other unobservable inputs in determining fair values. Subsequently, in the period of transfer, management was able to obtain fair values for these securities from the independent pricing service used to price the remainder of the portfolio using significant other observable inputs.

The following table presents a reconciliation and statement of operations classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3), which consisted entirely of corporate debt securities, for the years ended  December 31, 2023 and 2022:

Fair Value Measurements
Using Significant Unobservable Inputs (Level 3)
	Corporate Debt Securities
	For the Year Ended December 31,
(in thousands)	2023	2022
Balance at January 1,	$7,936	$12,345
Additions	-	-
Redemptions	-	(2,066)
Transfer to Level 2	(853)	(756)
Total gains or losses (realized/unrealized):
Included in earnings	-	-
Included in other comprehensive income	(109)	(1,587)
Balance at December 31,	$6,974	$7,936

Assets Measured at Fair Value on a Non-Recurring Basis

The following tables present assets and liabilities measured at fair value on a non-recurring basis at December 31, 2023 and additional quantitative information about the valuation techniques and inputs utilized by FNCB to determine fair value. All such assets and liabilities were measured using Level 3 inputs:

	December 31, 2023
	Fair Value Measurement			Quantitative Information
	Recorded	Valuation	Fair	Valuation	Unobservable	Value/
(in thousands)	Investment	Allowance	Value	Technique	Inputs	Range
Individually evaluated loans - collateral dependent	$3,801	$121	$3,680	Appraisal of collateral	Selling costs		10.0%
Individually evaluated loans - other	441	-	441	Discounted cash flows	Discount rate	0.00%	-	16.06%
Repossessed assets	420	-	420	Discounted cash flows	Discount rate		10.0%

The following table presents assets and liabilities measured at fair value on a non-recurring basis at December 31, 2022, prior to the adoption of ASU 2016-3, and additional quantitative information about the valuation techniques and inputs utilized by FNCB to determine fair value. ALL assets were measured using Level 3 inputs.

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

Repossessed assets include business assets and equipment and are recorded at the liquidation value, less estimated cost to sell, obtained from an independent third party. Liquidation values are obtained from independent third party when FNCB takes possession of, or receives title to, the asset. Subsequent to acquisition of the assets, the balance may be written down further.

The following table summarizes the estimated fair values of FNCB’s financial instruments at  December 31, 2023 and 2022. FNCB discloses fair value information about financial instruments, whether or not recognized in the statements of financial condition, for which it is practicable to estimate that value. The fair value of financial instruments that are not measured at fair value in the financial statements were based on exit price notion. The following estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, management judgment is required to interpret data and develop fair value estimates. Accordingly, the estimates below are not necessarily indicative of the amounts FNCB could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	Fair Value	December 31, 2023		December 31, 2022
(in thousands)	Measurement	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and short term investments	Level 1	$107,868	$107,868	$41,916	$41,916
Available-for-sale debt securities	See previous table	450,814	450,814	476,091	476,091
Equity securities	Level 1	4,786	4,786	7,717	7,717
Restricted stock	Level 2	8,814	8,814	8,545	8,545
Loans held for sale	Level 2	-	-	60	60
Loans, net	Level 3	1,208,279	1,152,257	1,110,124	1,079,266
Accrued interest receivable	Level 2	7,085	7,085	5,957	5,957
Servicing rights	Level 3	175	570	254	621
Derivative assets	Level 2	1,919	2,088	1,946	2,104

Financial liabilities:
Deposits	Level 2	1,528,982	1,526,672	1,420,647	1,416,272
Borrowed funds	Level 2	200,272	200,724	182,360	182,108
Accrued interest payable	Level 2	1,355	1,355	171	171
Derivative liabilities	Level 2	2,726	2,691	921	931

Note 17. EARNINGS PER SHARE

For FNCB, the numerator of both the basic and diluted earnings per share of common stock is net income available to common shareholders. The weighted average number of common shares outstanding used in the denominator for basic earnings per common share is increased to determine the denominator used for diluted earnings per common share by the effect of potentially dilutive common share equivalents utilizing the treasury stock method. For each of the years ended  December 31, 2023 and 2022 common stock equivalents reflected in the table above were related entirely to the incremental shares of unvested restricted stock.

The following table presents the calculation of both basic and diluted earnings per share of common stock for the years ended  December 31, 2023 and 2022:

	For the Year Ended December 31,
(in thousands, except share data)	2023	2022
Net income	$12,983	$20,445

Basic weighted-average number of common stock outstanding	19,740,493	19,744,477
Plus: common share equivalents	2,125	18,089
Diluted weighted-average number of common stock outstanding	19,742,618	19,762,566

Income per share of common stock:
Basic	$0.66	$1.04
Diluted	$0.66	$1.03

Note 18. OTHER COMPREHENSIVE INCOME (LOSS)

The following tables summarize the reclassifications out of accumulated other comprehensive income (loss) for the years ended  December 31, 2023 and 2022:

	For the year Ended December 31, 2023
	Amount Reclassified
	from Accumulated	Affected Line Item
	Other Comprehensive	in the Consolidated
(in thousands)	Income (Loss)	Statements of Income
Available-for-sale debt securities:
Reclassification adjustment for net gains reclassified into net income	$(252)	Net gain (loss) on the sale of available-for-sale securities
Taxes	53	Income taxes
Net of tax amount	$(199)

	For the year Ended December 31, 2022
	Amount Reclassified
	from Accumulated	Affected Line Item
	Other Comprehensive	in the Consolidated
(in thousands)	Income (Loss)	Statements of Income
Available-for-sale debt securities:
Reclassification adjustment for net losses reclassified into net income	$223	Net gain (loss) on the sale of available-for-sale securities
Taxes	(47)	Income taxes
Net of tax amount	$176

The following table summarizes the changes in accumulated other comprehensive income (loss), net of tax, for the years ended  December 31, 2023 and 2022:

	For the Year Ended December 31,
(in thousands)	2023	2022
Balance, January 1,	$(48,028)	$6,352
Other comprehensive income (loss) before reclassifications	8,058	(54,556)
Amounts reclassified from accumulated other comprehensive income (loss)	(199)	176
Net other comprehensive income (loss) during the period	7,859	(54,380)
Balance, December 31,	$(40,169)	$(48,028)

Note 19. CONDENSED FINANCIAL INFORMATION — PARENT COMPANY ONLY

The following tables present condensed parent company only financial information:

Condensed Statements of Financial Condition

	December 31,
(in thousands)	2023	2022
Assets:
Cash	$15,515	$12,779
Investment in statutory trust	464	442
Investment in subsidiary (equity method)	121,742	106,837
Equity securities, at fair value	3,996	6,937
Other assets	3,850	2,409
Total assets	$145,567	$129,404

Liabilities and Shareholders’ Equity:
Junior subordinated debentures	$10,310	$10,310
Accrued interest payable	36	31
Other liabilities	622	114
Total liabilities	10,968	10,455
Shareholders’ equity	134,599	118,949
Total liabilities and shareholders’ equity	$145,567	$129,404

Condensed Statements of Income

	For the Year Ended December 31,
(in thousands)	2023	2022
Income:
Dividends from subsidiaries	$10,000	$15,000
Interest and dividend income	680	204
(Losses) gains on equity securities	(1,611)	92
Trust income	22	11
Other income	49	-
Total income	9,140	15,307
Expense:
Interest on junior subordinated debt	724	358
Merger and acquisition expenses	1,480	-
Other operating expenses	536	513
Total expenses	2,740	871
Income before income tax benefit	6,400	14,436
Income tax benefit	(616)	(133)
Income before equity in undistributed net income of subsidiary	7,016	14,569
Equity in undistributed net income of subsidiary	5,967	5,876
Net income	$12,983	$20,445

Condensed Statements of Cash Flows

	For the Year Ended December 31,
(in thousands)	2023	2022
Cash flows from operating activities:
Net income	$12,983	$20,445
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiary	(5,967)	(5,876)
Equity in trust	(22)	(11)
Loss (gain) on equity securities	1,611	(92)
Increase in other assets	(694)	(25)
Increase in accrued interest payable	5	22
Increase (decrease) in other liabilities	562	(122)
Net cash provided by operating activities	8,478	14,341
Cash flows from investing activities:
Sale of equity securities	1,490	359
Purchases of equity securities	(160)	(3,188)
Net cash provided by (used in) investing activities	1,330	(2,829)
Cash flows from financing activities:
Proceeds from issuance of common shares	38	-
Repurchase of common shares	-	(3,636)
Cash dividends paid	(7,110)	(6,520)
Net cash used in financing activities	(7,072)	(10,156)
Net increase in cash	2,736	1,356
Cash at beginning of year	12,779	11,423
Cash at end of year	$15,515	$12,779

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

 FNCB’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of FNCB’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2023.

Based on that evaluation, FNCB’s Chief Executive Officer and Chief Financial Officer concluded FNCB’s disclosure controls and procedures were effective as of December 31, 2023.

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

As of December 31, 2023, management of the Company conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included extensive documenting, evaluating and testing the design and operating effectiveness of our internal control over financial reporting.

Based on this evaluation under the criteria in the Framework, management concluded that the Company’s system of internal control over financial reporting was effective as of December 31, 2023.

/s/ Gerard A. Champi	/s/ James M. Bone, Jr., CPA
Gerard A. Champi President and Chief Executive Officer	James M. Bone, Jr., CPA Executive Vice President and Chief Financial Officer

Item 9B.	Other Information

(a) None

(b) None

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

In accordance with Section 2.02 of FNCB’s bylaws, FNCB has a classified Board of Directors with staggered three-year terms of office. The Board is divided into three classes, with each class to be as nearly equal in number as possible. The terms of the separate classes expire in successive years. Thus, at each annual meeting of shareholders, successors to the class of directors whose term then expires are elected to hold office for a term of three years. Therefore, the term of office of one class of directors expires in each year. The Board of Directors is authorized to change the number of directors that constitutes the whole Board of Directors provided that the total number of directors in each class remains relatively proportionate to the others. The Board of Directors currently consists of eleven (11) members and is divided into three classes, with one class of directors elected each year.

The table below sets forth certain information regarding members of our Board of Directors and executive officers who are not directors, including the terms of office of board members.

Name	Position(s) Held with FNCB Bancorp, Inc.	Age (1)	Director Since	Class	Current Term Expires
BOARD MEMBERS
William G. Bracey	Director	69	2014	B	2024
Gerard A. Champi	President and Chief Executive Officer	63	2016	A	2026
Joseph Coccia	Secretary	69	1998	C	2025
William P. Conaboy, Esquire	Director	65	2022	C	2025
Dominick L. DeNaples	Director	86	2023	B	2024
Joseph L. DeNaples, Esquire	Director	45	2017	C	2025
Louis A. DeNaples	Chairman of the Board	83	2013	A	2026
Louis A. DeNaples, Jr., M.D.	Vice Chairman of the Board	56	2008	B	2024
Keith W. Eckel	Director	77	2014	A	2026
Kathleen McCarthy Lambert, CPA	Director	62	2017	A	2026
Thomas J. Melone, CPA	Director	65	2011	B	2024

EXECUTIVE OFFICERS WHO ARE NOT BOARD MEMBERS
James M. Bone, Jr., CPA	Executive Vice President and Chief Financial Officer/Treasurer and PFO	62	N/A	N/A	N/A
James F. Burke	Executive Vice President and Chief Banking Officer	55	N/A	N/A	N/A
James P. Chiaro, CMFC	Executive Vice President and Chief Investment Services Officer	48	N/A	N/A	N/A
Mary Griffin Cummings, Esquire	Executive Vice President and General Counsel	61	N/A	N/A	N/A
Aaron J. Cunningham	Executive Vice President and Chief Credit Officer	47	N/A	N/A	N/A
Richard D. Drust	Senior Vice President and Retail Banking Officer	63	N/A	N/A	N/A
Mary Ann Gardner, CRCM	Senior Vice President and Compliance Officer	66	N/A	N/A	N/A
Dawn D. Gronski	Senior Vice President and Human Resources Officer	53	N/A	N/A	N/A
Lisa L. Kinney	Senior Vice President and Retail Lending Officer	54	N/A	N/A	N/A
Cathy Loomis	Senior Vice President and Credit Administration Officer	50	N/A	N/A	N/A
Brian C. Mahlstedt	Executive Vice President and Chief Lending Officer	64	N/A	N/A	N/A
William A. McGuigan, CPA	Senior Vice President and Audit Officer	74	N/A	N/A	N/A
Stephanie A. Westington, CPA	Senior Vice President and Chief Accounting Officer	58	N/A	N/A	N/A
Donna Yanuzzi	Executive Vice President and Equipment Finance Officer	63	N/A	N/A	N/A

The biographies of each of the board members and executive officers are set forth below. With respect to directors, the biographies also contain information regarding the person's business experience and the experiences, qualifications, attributes or skills that caused the Nominating Committee to determine that the person should serve as a director. Each director of FNCB Bancorp, Inc. is also a director of FNCB Bank.

Directors

Mr. William G. Bracey has served on the Board of Directors since 2014. Mr. Bracey owns and operates three ShopRite Supermarkets, one in Daleville, Pennsylvania, one in Moosic, Pennsylvania and one in Mount Pocono, Pennsylvania, as well as several retail businesses including two Ace Hardware Stores, one in Daleville, Pennsylvania and one in Moosic, Pennsylvania, one Hallmark Gold Crown Store, and Plociniak Fuel Services. Mr. Bracey is an active member of several business and community organizations, including a current board member and past Chairman of the Pennsylvania Food Merchants, current board member of Johnson College, past board member and Chairman of Affiliated Foods, past board member and Co-Chairman of Associated Wholesale and past board member of Scranton Preparatory School. Mr. Bracey’s over 40 years of entrepreneurial and corporate management experience, strong network of community relationships and partnerships, and significant knowledge of the retail business climate in the region qualifies him to serve as director of FNCB.

Mr. Gerard A. Champi has been President and Chief Executive Officer and a member of the Board of Directors of FNCB and the Bank since July 1, 2016. Prior to holding this position, Mr. Champi was Chief Operating Officer of the Bank from March 2011 to June 2016. Mr. Champi also served as Interim President and Chief Executive Officer of FNCB and the Bank and as a director of the Bank from March 2010 until February 2011. Mr. Champi has been with the Bank since 1991 and has served in various leadership roles in the Retail, Commercial Sales and Executive Divisions. He currently serves as a Board member of Leadership Northeast, the Lackawanna Blind Association, the Pennsylvania Bankers Association, and as an Advisory Board member of Penn State Worthington Scranton, a campus of the Pennsylvania State University. He also serves on the Wilkes-Barre Law & Library Association's Executive Committee's Lay Advisory Committee and is a lifetime member of Pennsylvania State University Alumni Association. Mr. Champi has been appointed as President of Lackawanna Industrial Fund Enterprises (LIFE) and serves on the Board of Directors of the Greater Scranton Chamber of Commerce and the Executive Committee of the Chamber. Jerry is also past President of the Boards of Directors of the Northeastern Pennsylvania Council Boy Scouts of America, the Greater Pittston Chamber of Commerce, and the Luzerne County Community College Foundation. Mr. Champi's extensive knowledge of FNCB and the Bank, his time as President and Chief Executive Officer and other various leadership positions with the Bank and extensive community and charitable involvement qualify him to serve as a director of FNCB.

Mr. Joseph Coccia has served on the Board of Directors since 1998. Mr. Coccia is President of Coccia Ford, Inc. (doing business as Coccia Ford Lincoln), a car dealership in Wilkes-Barre, Pennsylvania. Mr. Coccia is a member of the Board of Directors of AllOne Charities and NEPA Highmark's Advisory Board. Mr. Coccia also served on the Lincoln Mercury Dealer Association Board. Mr. Coccia’s strong business background and knowledge of owning and operating a large local business, his broad community involvement, and his service as a director of FNCB and Bank since 1998 qualify him to serve as a director of FNCB.

Attorney William P. Conaboy, Esquire has served on the Board of Directors since October 2022. Attorney Conaboy currently serves as President and Chief Executive Officer of Allied Services Integrated Health System and has served in this role since 2009. Prior to serving as President and Chief Executive Officer of Allied Services Integrated Health System between 1992 and 2008 he served in various capacities including Senior Vice President and General Counsel, Chief Corporate Compliance Officer and Chief Operations Officer. Attorney Conaboy serves as a member of the Board of Directors for Pennsylvania Rehabilitation and Community Providers Association and a member of the Board of Directors of The Scranton Area Foundation. He serves as Chairman of the Board at Northeast Regional Cancer Institution. Attorney Conaboy’s strong business leadership background and extensive community and charitable involvement qualify him to serve as a director of FNCB.

Mr. Dominick L. DeNaples previously served as the Chairman of the Board of Directors of FNCB and Bank from May 2010 until May 2019. Mr. DeNaples was appointed and served as Director Emeritus from May 2019 until February 2023, when he was reappointed as a director. Mr. DeNaples also served as Vice Chairman of the Boards of Directors of FNCB and Bank from December 2009 until he was elected Chairman in May 2010. Mr. DeNaples is President of Rail Realty Corporation, Vice President of DeNaples Auto Parts Inc., and Vice President of Keystone Landfill, Inc., each of which he is also co-owner with his brother Louis A. DeNaples. Mr. DeNaples currently serves on the Board and Finance Committee of St. Joseph’s Center and St. Joseph’s Foundation. He also serves on the Board of Geisinger Health Services, Hospice of the Sacred Heart and on the Advisory Board of Penn State University – Worthington campus. He formerly served as Chairman of the Board and Chairman of the Finance Committee of Lackawanna College, President of the Council and Chairman of Finance of the Northeastern Pennsylvania Council of Boy Scouts of America, and currently serves as a Board member. He also served as former Vice Chairman of the Board and Finance Committee of Scranton Preparatory School. Mr. DeNaples’ extensive business background, years of community and charitable involvement and service as a Director of FNCB and the Bank for many years qualify him to serve as Director of FNCB. Mr. DeNaples is the father of director, Joseph L. DeNaples, Esq., brother of director, Louis A. DeNaples, and the uncle of director, Louis A. DeNaples, Jr. M.D.

Attorney Joseph L. DeNaples, Esquire has served on the Board of Directors since 2017. Attorney DeNaples is a partner at the law firm of Cipriani & Werner, PC and is Director of Risk Management for Mount Airy Resort and Casino. He focuses his law practice in banking, commercial, real estate, gaming, corporate, secured transactions and bankruptcy law. Attorney DeNaples also serves as Solicitor for both the Lackawanna County Sheriff’s Office and the County of Lackawanna Transit System Authority. Attorney DeNaples is a member of the Lackawanna County Bar Association and is admitted to practice in Pennsylvania as well as the United States District Court for the Middle District of Pennsylvania and the United States Bankruptcy Court for the Middle District of Pennsylvania. Attorney DeNaples serves on the Boards of Northeastern Pennsylvania Council Boy Scouts of America and the Saint Francis of Assisi Kitchen. Attorney DeNaples received his Juris Doctorate degree from the Villanova University School of Law. Attorney DeNaples extensive business and legal background, and community and charitable involvement qualify him to serve as a director of FNCB. Attorney DeNaples is the son of director, Dominick L. DeNaples, the nephew of director and Chairman of the Board of Directors, Louis A. DeNaples and cousin of director and Vice Chairman of the Board of Directors, Louis A. DeNaples, Jr., M.D.

Mr. Louis A. DeNaples has been a director of the Bank since 1972 and served as Chairman of the Board of Directors of FNCB from 1998 until he took a leave of absence from involvement with FNCB and the Bank in February 2008. In 2013, Mr. DeNaples returned from a leave of absence and rejoined the Bank’s Board on December 23, 2013. He was re-elected to FNCB's Board of Directors on May 21, 2014 and was appointed Chairman of the Boards of FNCB and the Bank on May 15, 2019. Mr. DeNaples is President of DeNaples Auto Parts, Inc., President of Keystone Landfill Inc. and Vice President of Rail Realty, Inc., each of which he co-owns with his brother, Dominick L. DeNaples. Mr. DeNaples serves on the boards of AllOne Foundation, AllOne Charities, AllOne Health Resources and Allied Services Foundation. Mr. DeNaples also serves as Chairman of the Community Advisory Board for Geisinger Commonwealth School of Medicine, a member of NEPA Highmark's Advisory Board and was past Chairman of the University of Scranton Board of Trustees. Mr. DeNaples’ extensive business knowledge, community and charitable involvement, and association with the Bank for many years qualify him to serve as a director of FNCB. Mr. DeNaples is the brother of director, Dominick L. DeNaples, the father of director and Vice Chairman of the Board of Directors, Louis A. DeNaples, Jr., M.D. and uncle of director, Joseph L. DeNaples, Esquire.

Dr. Louis A. DeNaples, Jr., M.D. has served on the Board of Directors since 2008. Dr. DeNaples is a board-certified emergency physician and practices emergency medicine at Geisinger-Community Medical Center Emergency Department in Scranton, Pennsylvania. Dr. DeNaples serves as board member of the Goodwill Industries of Northeastern Pennsylvania and the Scranton Preparatory School. Dr. DeNaples also serves as a Board Member on the Council of The Pennsylvania Society and is a volunteer staff member at the Geisinger Commonwealth School of Medicine. Dr. DeNaples’ understanding of the medical industry, and considerable community and charitable involvement qualifies him to serve as director of FNCB. Dr. DeNaples is the son of director and Chairman of the Board of Directors, Louis A. DeNaples, the nephew of director, Dominick L. DeNaples and cousin of director, Joseph L. DeNaples, Esquire.

Mr. Keith W. Eckel is the sole owner and Chief Executive Officer of Fred W. Eckel and Sons and President of Eckel Farms, Inc. Mr. Eckel serves as an Emeritus Trustee of The Pennsylvania State University and serves a chair of Trustees of Countryside Community Church. Mr. Eckel formerly served as Board member and Chairman of Nationwide Mutual Insurance Company, a Fortune 100 insurance provider, and Allied Group, Inc., a subsidiary of Nationwide Mutual Insurance Company. Mr. Eckel also previously served as Board Member of International Food and Agricultural Development, an organization that advises the United States Agency for International Development on agricultural priorities and issues, former President of the Pennsylvania Farm Bureau, and Board Member and Chairman of Gartmore Global Asset Management Trust. Mr. Eckel’s strong business background, extensive knowledge in the insurance industry and agribusiness, and community and charitable involvement qualify him to serve as a director of FNCB.

Mrs. Kathleen McCarthy Lambert, CPA has served on the Board of Directors since 2017. Mrs. Lambert is an owner of McCarthy Tire Service Company and Subsidiaries where she serves as Chief Financial Officer and Corporate Secretary. She also serves as Chairperson of the Board for Wilkes-Barre General Hospital, Vice Chairperson of the Board of King’s College, and Board Member of the Beatrice Eck Foundation. Mrs. Lambert is a member of the Executive Committee and past Chairman of the Board of Northeast Sight Services and past Board Member of the Greater Wilkes-Barre Chamber of Business and Industry and the Scranton Diocesan Financial Council. Mrs. Lambert is also actively involved in fundraising activities for numerous non-profit organizations, including the United Way, American Heart Association, St. Vincent DePaul Soup Kitchen, King’s College, the Catholic Youth Center, Holy Redeemer High School, John Heinz Rehab, Big Brothers/Big Sisters and Volunteers in Medicine. Mrs. Lambert, a licensed Certified Public Accountant and a graduate of King’s College, is a past recipient of the Athena Award and Top 25 Businesswomen in Northeastern Pennsylvania Award. Mrs. Lambert’s extensive business background and community and charitable involvement qualify her to serve as a director of FNCB.

Mr. Thomas J. Melone, CPA has served on the Board of Directors since 2011. Mr. Melone is a Partner with the Albert B. Melone Company Certified Public Accountants, a leading provider of accounting, tax and consulting services throughout the Northeastern Pennsylvania region. Mr. Melone, who has been with this firm since 1981, leads the firm’s Tax Preparation and Advisory Services line as well as its Small Business Advisory and Consulting Services line. Additionally, he has extensive experience in the financial management of public-school districts operating in the Commonwealth of Pennsylvania. Mr. Melone is also an owner of Pro-Data Processing, Inc. Mr. Melone is an active member of several professional, business and community organizations including the American Institute of Certified Public Accountants, Pennsylvania Institute of Certified Public Accountants and the Allied Services Board, an integrated health system, specifically serving as Chairman of the Allied Institute of Rehabilitation Medicine and the John Heinz Institute of Rehabilitation Medicine, and as Vice Chairman of the Allied Services Foundation. Mr. Melone’s community involvement, extensive business and accounting experience and service as a director of FNCB and the Bank qualify him to serve as a director of FNCB.

Executive Officers Who Are Not Directors

Mr. James M. Bone, Jr., CPA is Executive Vice President and Chief Financial Officer/Treasurer of FNCB and the Bank, a position he has held since September 2012. Mr. Bone has been with the Bank since 1986 and has served in various leadership roles in Finance, Retail and Commercial Sales, Compliance, Operations and Technology and Internal Audit. Mr. Bone is a licensed Certified Public Accountant and is an active member of several professional, business and community organizations including the American Institute of Certified Public Accountants and Pennsylvania Institute of Certified Public Accountants. Mr. Bone is a former member of the Issuer Advisory Council of the OTCQX and a former member of the Advisory Board for the Federal Home Loan Bank of Pittsburgh. Mr. Bone is also active in the community with King’s College and currently serves as Vice President of Finance and Board Member of the Northeastern Pennsylvania Council Boy Scouts of America.

Mr. James F. Burke is Executive Vice President and Chief Banking Officer, a position he has held since February 2021. Mr. Burke has more than 29 years of managerial and sales experience in banking. Prior to joining the Bank, he was the Executive Vice President, Chief Lending Officer at Wayne Bank from October 2013 to February 2021 where he was responsible for the overall sales, service, and operations of the Commercial Banking Division in Pennsylvania and New York. Mr. Burke currently serves as Chairperson to Jay S. Sidhu School of Business and Leadership Advisory Board at Wilkes University.

Mr. James P. Chiaro, CMFC  is Executive Vice President and Chief Investment Officer, a position he has held since September 2022. Mr. Chiaro has 20 years of experience in the financial services industry and prior to joining FNCB, Mr. Chiaro was the principal of Chiaro Investment Services, LLC. Mr. Chiaro holds the following professional designations and registrations (securities registrations held through LPL Financial): Series 7, General Securities Representative; Series 65, Uniform Investment Advisor Representative; Series 6, Investment Company Products/Variable Contracts Representative; Series 63, Uniform Securities Agent State Law; Pennsylvania Life Insurance License CMFC; Chartered Mutual Fund Counselor; and College for Financial Planning.

Ms. Mary Griffin Cummings, Esquire is Executive Vice President and General Counsel of the Bank, a position she has held since October 1, 2012. Prior to joining the Bank, she was Associate General Counsel, Resident Counsel and General Counsel for Wyoming Valley Health Care System, Inc. (“WVHCS”), a large health care system previously located in Wilkes-Barre, Pennsylvania, from May 2000 to May 2009. From May 2009 through October 2012, Ms. Cummings practiced law both in her own private practice and for Wyoming Valley Health and Education Foundation and WVHCS Retention Company. Ms. Cummings is a licensed attorney and admitted to practice law in the Courts of the Commonwealth of Pennsylvania and the United States District Court for the Middle District of Pennsylvania. She is a member of the Wilkes-Barre Law and Library Association and the Pennsylvania Bar Association. Ms. Cummings serves on the Board of Directors of the Pennsylvania Bankers Association Services Corporation and the Board of Governors, serving as Chairperson, of Bankers Settlement Services–Capital Region, a title agency wherein FNCB Bank has an equity interest. Ms. Cummings serves as Chair and Board member of the Catherine McAuley Center, Scranton, PA and Board Member and Chair of the Nominating and Governance Committee of the McGlynn Learning Center, Wilkes-Barre, PA. Ms. Cummings serves on the Northeastern PA Board of Directors of the American Red Cross and is a life-time member of the Pennsylvania State University Alumni Association.

Mr. Aaron J. Cunningham is Executive Vice President and Chief Credit Officer of the Bank, a position he has held since June 7, 2018. Prior to joining the Bank, he was employed by Penns Woods Bancorp, Inc., a bank holding company operating Jersey Shore State Bank and Luzerne Bank. He served as Senior Vice President and Chief Credit Officer of Penns Woods Bancorp, Inc. from November 2015 through May 2018, and Vice President/Credit Department Manager from 2010 through November 2015. In total, he has 25 years banking experience in various roles. Mr. Cunningham served in various leadership roles with Leadership Lycoming, Habitat for Humanity and Valley Prevention Services, and contributed as a business partner with Lock Haven University’s Business Program.

Mr. Richard D. Drust is Senior Vice President and Retail Banking Officer of the Bank, a position he has held since February 2014. Mr. Drust has over 35 years of banking experience serving in various retail banking management positions for several different banks. Mr. Drust serves on the board of Wyoming Valley Challenger Baseball and NEPA Inclusive both serving individuals in the community with intellectual disabilities.

Ms. Mary Ann Gardner is Senior Vice President and Compliance Officer of the Bank, a position she has held since April 2013. Ms. Gardner also serves as the Bank Secrecy Act (“BSA”) Officer and Community Reinvestment Act (“CRA”) Officer for the Bank. Ms. Gardner is a Certified Regulatory Compliance Manager (“CRCM”) and has been an employee of the Bank since 1976 with previous roles including Vice President and Compliance, BSA and CRA Officer from April 2013 to April 2014, Assistant Vice President, Compliance and CRA Officer from June 2011 to April 2013 and Assistant Vice President and Regulatory Compliance Manager from June 2010 to June 2011.

Ms. Dawn D. Gronski is Senior Vice President and Human Resources Officer, a position she has held since March 2017. Ms. Gronski has been an employee of the Bank since 1998, with her previous roles including Vice President and Compensation and Benefits Officer from April 2013 to March 2017; and Assistant Vice President and Payroll/HRIS Administrator from June 2010 to March 2013. Ms. Gronski serves as the treasurer of the Scranton Civic Ballet Company and has served as a member of its Board since 2009.

Ms. Lisa L. Kinney is Senior Vice President and Retail Lending Officer of the Bank, a position she has held since September 2008. Ms. Kinney has been an employee of the Bank since 1994, with her previous roles including Vice President and Indirect Lending Manager from January 2007 to September 2008; Vice President and Indirect Lending Officer from December 2005 to December 2006; and Assistant Cashier and Indirect Lending Officer from May 1998 to November 2005. Ms. Kinney serves as a Board Member of the Dunmore Lions Club and has served as Past-President.

Ms. Cathy J. Loomis is Senior Vice President and Credit Administration Officer of the Bank, a position she has held since September 2013. Ms. Loomis has been with the Bank since 1995. Her previous roles include Senior Vice President and Credit Administration Manager from 2010 until September 2013 and Vice President, Credit Department Manager from 2004 to 2009.

Mr. Brian C. Mahlstedt is Executive Vice President and Chief Lending Officer of the Bank, a position he has held since September 2013. Mr. Mahlstedt first joined the Bank in 1999 and served as Senior Vice President and Commercial Loan Officer until 2009. From 2011 to September 2013, when he rejoined the Bank, Mr. Mahlstedt was a Senior Vice President, Senior Commercial Loan Officer at Wayne Bank. Mr. Mahlstedt also served as Vice President, Senior Loan Officer at Pennstar Bank from 2009 to 2011.

Mr. William A. McGuigan, CPA is Senior Vice President and Audit Officer of the Bank, a position he has held since June 2016. Previously, Mr. McGuigan was Audit Manager of the Bank from March 2012 to June 2016. Prior to joining the Bank, Mr. McGuigan was a partner in a local public accounting firm serving the Banking and Small Business sectors. He also spent 10 years leading corporate audit and accounting departments. Mr. McGuigan is a licensed Certified Public Accountant.

Ms. Stephanie A. Westington, CPA is Senior Vice President and Chief Accounting Officer of the Bank, a position she has held since January 2022. Ms. Westington has been an employee of the Bank since July 2012, with her previous role as Senior Vice President and Controller until January 2022. Prior to joining the Bank, Ms. Westington was Director of Finance for Physicians Health Alliance, a physician’s group that was a member of the former Moses Taylor Health Care System, from March 2011 to July 2012. Ms. Westington is a licensed Certified Public Accountant and has previous banking experience from her time as Vice President of Finance at the former Community Bank and Trust Company from January 1998 to March 2011 and Assistant Vice President and Controller at the former LA Bank, N.A. from September 1990 to December 1997. Ms. Westington currently serves as President of the Board of Trustees of the Howard Gardner Multiple Intelligence Charter School, Scranton, PA.

Ms. Donna Yanuzzi is Senior Vice President and Director of Equipment Finance of the Bank, a position she has held since November 2021 when she joined the Bank. Prior to joining the Bank, Ms. Yanuzzi was Managing Director of Sales and Marketing for F.N.B. Equipment Finance from July 2020 to November 2021, and Director of Vendor and Small Business Banking at F.N.B. Equipment Finance from September 2016 to July 2020. Ms. Yanuzzi is a member of the Board of Trustees of the Equipment Leasing and Finance Foundation.

Code of Ethics

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

Audit Committee

The Board of Directors has a standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Board of Directors has determined that each of the members of the Audit Committee is independent, as that term is defined by the SEC and in the NASDAQ listing standards related to audit committees. The current Audit Committee charter is available in the Investor Relations section on FNCB’s website at investors.fncb.com by clicking on Governance, Governance Documents and then selecting “Audit Committee Charter.” The principal duties of the Audit Committee, as set forth in its charter, include reviewing and discussing the audited financial statements with management and the independent registered public accounting firm and, based on such reviews and discussions, recommending to the Board of Directors that the audited financial statement be included in FNCB’s annual report on Form 10-K; reviewing significant audit and accounting principles, policies and practices; reviewing the effectiveness of the internal audit function and internal controls over financial reporting; reviewing reports of examination received from regulatory authorities; and reviewing the performance and independence of and recommending, annually, to the Board of Directors the engagement of an independent registered public accounting firm.

Currently, the Board has identified Thomas J. Melone, CPA and Kathleen McCarthy Lambert, CPA as Audit Committee financial experts. Mr. Melone qualifies as a financial expert based on his extensive accounting experience as a certified public accountant and as a partner of the Albert B. Melone Company Certified Public Accountants. Ms. Lambert qualifies as a financial expert based on her extensive accounting experience as a certified public accountant and as Chief Financial Officer of McCarthy Tire Service Company and its subsidiaries.

Item 11.	Executive Compensation.

Executive Officer Compensation

Summary Compensation Table.

The following table sets forth the total compensation paid to Gerard A. Champi, who served as principal executive officer of FNCB Bancorp, Inc Shown below is also information concerning the total compensation awarded to, earned by, or paid to each of the and the total compensation paid to FNCB's two other most highly compensated executive officers who earned total compensation in excess of $100,000 for the year ended December 31, 2023. Each individual listed in the table below is referred to as a named executive officer (“NEO”).
						Non-qualified
					Non Equity	Deferred
				Stock	Incentive Plan	Compensation	All Other
Name and Principal Position	Year	Salary	Bonus	Awards (1)	Awards (2)	Earnings (3)	Compensation (4)	Total
Gerard A. Champi, President and Chief	2023	$416,448	$25,000	$121,990	$-	$53,624	$57,402	$674,464
Executive Officer of FNCB and the Bank	2022	$384,899	$-	$115,583	$153,500	$38,891	$176,417	$869,290

James M. Bone, Jr., Executive Vice President	2023	$289,791	$30,000	$69,896	$-	$20,586	$46,647	$456,920
and Chief Financial Officer/Treasurer of FNCB and the Bank	2022	$266,346	$-	$48,007	$65,000	$14,766	$85,685	$479,804

James F. Burke, Executive Vice President	2023	$263,521	$25,000	$63,249	$-	$5,735	$41,834	$399,338
and Chief Banking Officer of the Bank	2022	$241,963	$-	$43,621	$59,500	$2,759	$78,575	$426,418
(1)

The amounts listed represent the grant date fair market value of the shares computed in accordance with ASC Topic 718. Additional information about FNCB’s accounting for stock-based compensation is contained in Note 2, "Summary of Significant Accounting Policies" and Note 14, "Stock Compensation Plans" to the Notes to Consolidated Financial Statements included in Item 8 "Financial Statements and Supplementary Data" to this Annual Report on Form 10-K.

(2)	2023 performance metrics did not meet required thresholds; therefore, no award was earned under the EIP for the 2023 fiscal year.

(3)	The amounts listed reflect on the earnings on the balances in the named executive officers non-qualified deferred compensation plan and supplemental retirement plan accounts.

(4)	The following table provides the detail for the amount presented under “All Other Compensation” paid to or earned by each of FNCB’s named executive officers for the 2023 fiscal year.

	Gerard A.	James M.	James F.
Benefits and Perquisites	Champi	Bone, Jr.	Burke
FNCB annual contributions to SERP	$35,000	$25,000	$20,000
FNCB contributions to 401 (k) Plan	10,001	11,210	12,688
Automobile allowance	3,782	3,687	3,726
Country club dues	8,327	6,490	5,420
Other	292	260	-
Total	$57,402	$46,647	$41,834

Outstanding Equity Awards at Fiscal Year End. The following table summarizes the equity awards FNCB has made to our 2023 NEOs which were outstanding at December 31, 2023. All options were granted with an exercise or base price of 100% of market value as determined in accordance with the applicable plan. The number of shares subject to each award as well as the exercise and/or base price has been adjusted to reflect all stock dividends and stock splits effected after the date of such award but have not otherwise been modified.

	Outstanding Equity Awards at Fiscal Year End
	Option Awards				Stock Awards
Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#) (1)	Market Value of Shares or Units of Stock that Have Not Vested ($) (2)
Gerard A. Champi, President and Chief Executive Officer	-	-	$-		42,174	$286,361

James M. Bone, Jr., Executive Vice President and Chief Financial Officer	-	-	$-		20,215	$137,260

James F. Burke, Executive Vice President and Chief Banking Officer	-	-	$-		12,792	$86,858
(1)	Shares of restricted stock granted to all the named executive officers generally vest in five equal installments over a five-year period on May 15 of each year.

(2)	Based on the closing market value of FNCB’s common stock on December 29, 2023, of $6.79 per share, as reported on Nasdaq for the last trading day of the year.

Securities Authorized for Issuance Under Equity Compensation Plans. The following table summarizes information, as of December 31, 2023, with respect to compensation plans under which equity securities of FNCB are authorized for issuance:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	-	N/A	2,435,076
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	-	N/A	2,435,076

Employment Arrangements

FNCB and the Bank have entered into an Employment Agreement with named executive officer, Mr. Bone, and the Bank has entered into Employment Agreements with named executive officer, Mr. Champi, and FNCB Bank’s Chief Lending Officer, Brian J. Mahlstedt. Employment Agreements are commonly used by the banking industry and by FNCB’s peer group to retain key executives and define an overall compensation package that is aligned with shareholder interests. Below is a summary of each named executive officer’s and Mr. Mahlstedt’s Employment Agreement.

The provisions under the Employment Agreements include the named executive officer’s initial base salary, subject to annual review adjustments by the Compensation Committee and the Board. Each of the Employment Agreements also state that the named executive officer is eligible to participate in FNCB’s Executive Incentive Plan and Long-Term Incentive Plan according to the terms of those Plans. Each such Employment Agreement also states that each named executive officer will be provided with a Supplemental Retirement Plan. Each such Employment Agreement specifies that each named executive officer will be reimbursed for annual country club dues and use of a Bank provided automobile. Each named executive officer’s Employment Agreement has a term of three years, with consideration for an annual renewal of an additional three years on March 31st of each calendar year. Each named executive officer’s Employment Agreement includes a non-compete clause which will be in effect for twelve months after an involuntary separation by the Bank or after a Change of Control termination as defined in his Agreement.

On September 27, 2023, the compensation committee of the board of directors of FNCB approved an Amendment to Employment Agreement (the “Bone Employment Agreement Amendment”) among FNCB, FNCB Bank and Mr. Bone. The Bone Employment Agreement Amendment amends that certain Employment Agreement entered into by Mr. Bone, FNCB, and FNCB Bank as of October 1, 2015 (the “Original Bone Employment Agreement”).  Pursuant to the Bone Employment Agreement Amendment, Mr. Bone’s severance is amended such that, in the event of a termination of his employment by FNCB and FNCB Bank other than for “Cause” (as defined in the Original Bone Employment Agreement) or a resignation by Mr. Bone for “Good Reason” (as defined in the Bone Employment Agreement Amendment), Mr. Bone would receive a total severance payment equal to two (2) years base salary at the highest rate in effect during the twelve (12) month period immediately preceding his last day of employment plus the average cash award paid to him over the last three preceding years from the Executive Incentive Plan.  In addition, the Bone Employment Agreement Amendment also provides that, in the event Mr. Bone is not named Chief Financial Officer of PFIS within fourteen (14) months following the closing of the merger with PFIS, he would receive a total severance payment equal to 2.99 years base salary at the highest rate in effect during the twelve (12) month period immediately preceding his last day of employment plus the average cash award paid to him over the last three preceding years from the Executive Incentive Plan.

Executive Incentive Plan

FNCB has a formal Executive Incentive Plan that links cash bonus awards to Bank-specific targets and individual performance factors. Under the terms of the Executive Incentive Plan, each year the Board of Directors establishes the Bank-wide financial targets which are utilized to trigger funding of the Executive Incentive Plan. Under the Executive Incentive Plan, Mr. Champi is eligible for a bonus of 30.0% of his base salary at target levels and each of the other named executive officers is eligible for a bonus of 18.0% of his or her base salary at target levels. For 2023, the Board of Directors approved net income, weighted 95.0%, and individual performance, weighted 5.0%, as the bank wide performance factors. The Board of Directors believe that these performance factors align the interests of our executives with those of our shareholders and FNCB’s Strategic Plan. For 2023, the net income target was not achieved and no cash bonus awards were paid under the Executive Incentive Plan.

Potential Payments upon Termination or Change in Control

In the event of a Change of Control during which his employment with the Bank is terminated “without cause” (as defined in the Employment Agreements), i) within 120 days immediately prior to and in conjunction with a Change in Control or within one year following consummation of a Change in Control or ii) the terms and conditions of his position are substantially altered as defined in the Employment Agreement, each named executive officer will receive a total severance payment equal to 2.99 years base salary at the highest rate in effect during the 12-month period immediately preceding his last day of employment plus the average Executive Incentive Plan cash award received over the last three preceding years. Each named executive officer will remain eligible to participate in the Bank’s medical benefits program while receiving severance. Pursuant to the employment agreement of Mr. Bone, in the event (x) of (i) a termination of his employment without cause within the 120-day period immediately prior to the closing of a Change in Control or within one year following the consummation of a Change in Control or (ii) within one year following a Change in Control the terms and conditions of his position are substantially altered as described in his employment agreement or (y) Mr. Bone is not named Chief Financial Officer of PFIS within 14 months following the closing of the Merger, he would receive (a) total severance payments equal to 2.99 years base salary at the highest rate in effect during the 12 month period immediately preceding his last day of employment plus the average cash award paid to him over the last three preceding years from the Executive Incentive Plan, and (b) health and medical insurance benefits substantially similar to those which Mr. Bone receives immediately prior to the closing.

In the event that the named executive officer is released “without cause” while the Employment Agreement is in effect, he will receive a total severance payment equal to 2.99 years base salary at the highest rate in effect during the 12-month period immediately preceding his last day of employment plus the average cash award paid to him over the last three preceding years from the Executive Incentive Plan.

Each named executive officer will remain eligible to participate in the Bank’s medical benefits program while receiving severance from either involuntary separation not for cause or because of a Change of Control (as defined in the Employment Agreements).

Each named executive officer’s Employment Agreement would terminate upon his death except that any remaining separation payments due to the named executive officer as a result of a change of control or involuntary separation not for cause will be paid to the named executive officer’s beneficiary.

Mr. Burke entered into a Change In Control Agreement (“CIC Agreement”) with the Bank. In the event of a Change In Control as defined in the CIC Agreement, Mr. Burke shall be entitled to a cash compensation equal to two (2) year’s salary at the highest rate in effect during the twelve (12) month period immediately preceding his last day of employment plus any average cash award paid to him over the last three (3) years from the Executive Incentive Plan.  Mr. Burke will remain eligible to participate in the Bank’s medical benefits program while receiving severance.

Notwithstanding any other provisions of the EIP, and except as otherwise provided in an award agreement, if there is a change in control, all stock-based awards granted under the EIP will immediately vest 100% for each Participant, including incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock and restricted stock units. However, no stock-based award granted or made during a period when FNCB is subject to FDIC Part 359 golden parachute requirements will be subject to acceleration of vesting pursuant to the EIP. In addition, no stock-based awards, whenever granted or made, will vest if the Change in Control occurs during a period when FNCB is subject to FDIC Part 359.

The foregoing narrative regarding payments on a change in control or other termination of employment does not reflect payments that would be provided to each named executive officer under the 401(k) Plan following termination of employment, or under FNCB’s disability or life insurance plan in the event of death or disability, as applicable, on the last business day of the fiscal year ended December 31, 2023 because these plans are generally available to all regular salaried employees.

Director Compensation

The following table sets forth information regarding compensation paid to, or earned by, non-employee directors of FNCB during the fiscal year ended December 31, 2023 for service as members of FNCB’s and the Bank’s Boards of Directors as applicable. Directors who also are FNCB or Bank employees (currently Mr. Champi) do not receive any compensation or other fees for service as a Board member.

Name	Fees Earned or Cash Paid	Stock Awards (2)	Total
William G. Bracey	$32,500	$15,000	$47,500
Gerard A. Champi	-	-	-
Joseph Coccia	32,500	15,000	47,500
William P. Conaboy, Esquire	30,000	15,000	45,000
Dominick L. DeNaples (1)	28,750	15,000	43,750
Joseph L. DeNaples, Esquire	30,500	15,000	45,500
Louis A. DeNaples	32,000	15,000	47,000
Louis A. DeNaples, Jr., M.D.	30,000	15,000	45,000
Keith W. Eckel	37,500	15,000	52,500
Kathleen McCarthy Lambert	34,500	15,000	49,500
Thomas J. Melone, CPA	37,000	15,000	52,000
(1)	Dominick L. DeNaples was re-appointed to the Board on February 22, 2023. Prior to this date. Mr. DeNaples served as Director Emeritus and received a monthly stipend of $1,250.
(2)

The amounts listed represent the grant date fair market value of the shares computed in accordance with ASC Topic 718. Additional information about FNCB’s accounting for stock-based compensation is contained in Note 2, “Summary of Significant Accounting Policies” and Note 14, "Stock Compensation Plans" to the consolidated financial statements included in Item 8, "Financial Statements and Supplementary Data," to this Annual Report on Form 10-K.

Directors are not paid for their attendance at FNCB’s board meetings. All non-employee members of the Bank’s Board of Directors receive an annual retainer of $30,000 paid on a per month basis, for each month or portion thereof that the director serves as a director of the Bank. Non-employee directors who are members of the Bank's Director's Loan Committee receive an annual retainer of $2,000, paid on a per month basis for each month or portion thereof that he/she serves on the committee. Additionally, non-employee directors who serve as committee chairperson receive the following annual retainers, which are paid on a per month basis for each month or portion thereof that he/she serves as chairperson: 1) Audit Committee and Director's Loan Committee chairpersons each receive $5,000; and 2) ALCO Committee, Compensation Committee, Nominating and Governance Committee and Risk Management Committee chairpersons each received $2,500. The aggregate amount of director fees, including stock awards and advisory board and director emeritus fees, paid in 2023 was $501,131.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding ownership of FNCB’s common stock as of February 29, 2024 by: (i) each director; (ii) each of FNCB’s named executive officers; and (iii) all executive officers and directors of FNCB as a group. The address of each of the beneficial owners identified is 102 E. Drinker Street, Dunmore, PA 18512. Except as otherwise indicated, each person included in this table owns his or her shares directly and possesses sole voting and sole investment power with respect to all such shares, none of which are pledged as security. Persons and groups who beneficially own in excess of 5.0% of shares of FNCB's common stock are required to file certain reports with the SEC regarding such ownership. Except as set forth below, FNCB knows of no other person or persons who beneficially owns more than 5.0% of FNCB’s common stock.

Name of Beneficial Owner	Position	Total Shares Beneficially Owned	Percentage of Total Shares Beneficially Owned (10)
William G. Bracey (1)	Director	178,445	*
Joseph Coccia (2)	Director, Secretary	240,067	1.21%
William P. Conaboy, Esquire (3)	Director	4,454	*
Dominick L. DeNaples (4)	Director, Former Director Emeritus and Former Chairman of the Board	99,605	*
Joseph L. DeNaples, Esquire	Director	341,688	1.73%
Louis A. DeNaples (5)	Director, Chairman of the Board	2,151,716	10.87%
Louis A. DeNaples, Jr., M.D. (6)	Director, Vice Chairman of the Board	326,079	1.65%
Keith W. Eckel	Director	22,323	*
Kathleen McCarthy Lambert, CPA (7)	Director	17,968	*
Thomas J. Melone, CPA	Director	15,267	*
Gerard A. Champi (8)	Director, President and Chief Executive Officer	93,025	*
James M. Bone, Jr., CPA (9)	Executive Vice President and Chief Financial Officer/Treasurer	49,339	*
James F. Burke	Executive Vice President and Chief Banking Officer	1,474	*
All current directors and executive officers as a group (25 persons)		3,696,899	18.91%
* Indicates ownership of less than 1%.

(1)	Includes: 30,159 shares held individually by Mr. Bracey; and 148,286 shares held by a business which is 100.00% owned by Mr. Bracey.

(2)	Includes: 24,764 shares held individually by Mr. Coccia; and 215,303 shares held by a family limited partnership.

(3)	Shares held jointly with Attorney Conaboy’s spouse.

(4)

Includes: 9,040 shares held individually by Mr. DeNaples; 88,126 shares held jointly with Mr. DeNaples’ spouse; and 2,439 shares held by a business in which he is a 33.33% owner with his brother, Louis A. DeNaples.

(5)

Includes: 2,124,521 shares held individually by Mr. DeNaples; 18,553 shares owned individually by his spouse; 6,203 shares owned jointly with Mr. DeNaples’ spouse; and 2,439 shares held by a business in which he is a 33.33% owner with his brother, Dominick L. DeNaples.

(6)

Includes: 290,274 shares held individually by Dr. DeNaples, Jr.; 30,643 shares held jointly with Mr. DeNaples’ spouse and children; 3,558 shares as custodian for Dr. DeNaples’ children under the Uniform Transfer to Minors Act (“UTMA”); and 1,604 shares as custodian for Dr. DeNaples’ nephew under UTMA.

(7)	Includes: 15,468 shares held individually by Mrs. Lambert; and 2,500 shares owned jointly with Mrs. Lambert’s spouse.

(8)	Includes: 56,046 shares held individually by Mr. Champi; and 36,979 shares held jointly with Mr. Champi’s spouse.

(9)

Includes: 23,141 shares held individually by Mr. Bone; 19,115 shares held jointly with Mr. Bone’s spouse; 6,100 shares held jointly with Mr. Bone’s father and three of his siblings; and 983 shares held individually by Mr. Bone’s spouse.

(11)

Percentages are calculated in accordance with Rule 13d-3 under the Exchange Act, and represent a percentage of the sum of 19,787,031 shares issued, outstanding and entitled to vote as of February 29, 2024. Certain shares beneficially owned by FNCB’s directors and executive officers may be held in accounts with third-party firms, where such shares may from time to time be subject to a security interest for margin credit provided in accordance with such firm’s policies.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

FNCB and the Bank have engaged in and intend to continue to engage in banking and financial transactions in the ordinary course of business with directors and officers of FNCB and the Bank and their affiliates on comparable terms and with similar interest rates as those prevailing from time to time for other customers not related to FNCB or the Bank. FNCB’s Code of Business Conduct and Ethics applies to all directors, officers, and employees of FNCB and provides guidelines for those covered persons who may have a potential or apparent conflict of interest. Pursuant to the Code, a “conflict of interest” exists any time a covered person’s private interest interferes/conflicts, or even appears to interfere/conflict, in any way with the interests of FNCB and the Bank. Under the Code, if a conflict of interest arises, the Board must act with care to avoid even the appearance that any actions were not in the best interest of FNCB and the Bank.

Board of Directors’ approval is required for FNCB to do business with a company in which a member of the Board of Directors, an officer, an employee or a family member of a director, officer or employee owns, directly or indirectly, an interest. To identify related party transactions, each year, FNCB submits and requires its directors and officers to complete Director and Officer Questionnaires identifying any transaction with FNCB or any of its subsidiaries in which the officer or director or their family members have an interest. The Board of Directors reviews related party transactions due to the potential for a conflict of interest. Each year, FNCB’s directors and executive officers also review our Code.

Additionally, FNCB has further obligations for the review and approval of loans that are made to directors and officers pursuant to Regulation O (Loans to Executive Officers, Directors and Principal Shareholders of Member Banks) and FNCB’s written Loan Policy. Any business dealing, including extensions of credit, between FNCB or the Bank and a director or officer of FNCB or the Bank, or with an affiliate of a director or officer, other than a deposit, trust service or other product or service provided by a bank in the ordinary course of business, is required to be approved by a majority of disinterested directors. In considering a proposed insider transaction, the disinterested directors are to reasonably determine whether the transaction would be in the best interest of FNCB or the Bank and whether the terms and conditions, including price, are substantially the same as those prevailing at the time for comparable transactions with non-insiders. The responsibility for monitoring compliance with Regulation O rests with the Bank’s Credit Administration Unit and Internal Auditor as required by the Bank’s Loan Policy.

There were no loan transactions originated during 2023 which were required to be reported where such policy and procedures were not followed. Loans to directors, executive officers and their related parties (i) were made in the ordinary course of business, (ii) were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons not related to FNCB or Bank and (iii) did not involve more than the normal risk of collection or present other unfavorable features.

In the course of its operations, FNCB acquires goods and services from and transacts business with various companies of related parties. FNCB believes these transactions were made on the same terms as those for comparable transactions with unaffiliated parties. FNCB recorded aggregate payments for these services of $0.5 million in 2023 and $0.5 million in 2022. None of these transactions exceeded $120 thousand, except as described below.

Independence of the Board of Directors

Currently, the Board of Directors has eleven (11) members. FNCB evaluates the independence of directors under the SEC and Nasdaq stock market’s standards for independence. The Nasdaq standards require the Board of Directors be comprised of a majority of independent directors. The Nasdaq standards also require that, except for exceptional and limited circumstances, the Board of Directors maintain an audit committee comprised only of independent directors and that director nominees must be selected either by independent directors comprising a majority of the Board’s independent directors in a vote in which only independent directors participate, or by a nominations committee comprised solely of independent directors. The Nominating and Governance Committee of FNCB’s Board has responsibility for selecting director nominees and is comprised solely of independent directors. Nasdaq corporate governance standards also require that the Board maintain a Compensation Committee comprised of at least two members, each of whom is an independent director. The Board of Directors of FNCB has appointed a Compensation Committee, currently comprised of four directors, each of whom the Board has determined is independent.

Independence is reviewed at least annually to determine whether all existing and potential committee members are independent. The Board of Directors has determined that William G. Bracey, Joseph Coccia, William P. Conaboy, Esq., Dominick L. DeNaples, Joseph L. DeNaples, Esq., Louis A. DeNaples, Louis A. DeNaples, Jr. M.D., Keith W. Eckel, Kathleen McCarthy Lambert, CPA, and Thomas J. Melone, CPA met the standards for independence.

In making its independence determinations, the Board considers all relevant facts and circumstances, and not merely from the standpoint of the director, but also from that of persons or organizations with which the director has an affiliation. The Board considered that in the ordinary course of business FNCB and the Bank may provide commercial banking and other services to some of the independent directors and to business organizations and to individuals associated with them. The Board also considered that in the ordinary course of business some business organizations with which an independent director is associated may provide products and services to FNCB and the Bank. The Board has determined that, based on the information available to the Board, none of these relationships were material.

Joseph L. DeNaples, Esquire, a director, is a partner at the law firm of Cipriani & Werner, which provided legal services to FNCB during 2023. The Board has considered this relationship and determined that it did not impair Mr. DeNaples’ independence as it relates to his membership as a Director on the Boards of FNCB and the Bank and membership on the Compensation and Nominating and Governance Committees.

Item 14.	Principal Accounting Fees and Services.

The following table sets forth the aggregate fees billed to FNCB by Baker Tilly US, LLP for services rendered for the fiscal years ended December 31, 2023 and 2022.

Description	2023	2022
Audit fees (1)	$362,152	$295,171
Audit-related fees	-	-
Tax fees	61,775	27,060
All other fees	-	-

The Audit Committee has considered whether, and determined that, the provision of services rendered above was compatible with maintaining the independence of Baker Tilly US, LLP in 2023 and 2022 as the independent registered public accounting firm. The Audit Committee concluded that the independence of the firm was maintained.

Pursuant to the Audit Committee Charter, FNCB is required to obtain pre-approval by the Audit Committee for all audit and permissible non-audit services obtained from its independent registered public accounting firm to the extent required by applicable law. In accordance with this pre-approval policy, the Audit Committee pre-approved all audit and tax services for fiscal years 2023 and 2022.

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

3.	The following exhibits are filed herewith or incorporated by reference.

EXHIBIT 2.1	Agreement and Plan of Merger, dated September 27, 2023 - filed as Exhibit 2.1 to FNCB's Current Report on Form 8-K September 27, 2023, is hereby incorporated by reference.

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

EXHIBIT 3.3	Amended and Restated Bylaws – filed as Exhibit 3.3 to FBNCB’s Form 10-K for the year ended December 31, 2022, as filed on March 10, 2023, is hereby incorporated by reference.

EXHIBIT 4.1	Form of Common Stock Certificate – filed as Exhibit 4.1 to FNCB’s Form 10-Q for the quarter ended September 30, 2016, as filed on November 4, 2016, is hereby incorporated by reference.

EXHIBIT 4.2

Form of Amended and Restated Subordinated Note – filed as Exhibit 4.2 to FNCB’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, as filed on August 7, 2015, is hereby incorporated by reference.

EXHIBIT 4.3	Indenture by and between First National Community Bancorp, Inc. and Wilmington Trust Company, dated as of December 14, 2006 - filed as Exhibit 10.2 to FNCB's Current Report on Form 8-K on December 19, 2006, SEC file number 333-24121, is hereby incorporated by reference.

EXHIBIT 4.4	Description of Securities – filed as Exhibit 4.4 to FNCB’s Form 10-K for the year ended December 31, 2022, as filed on March 10, 2023, is hereby incorporated by reference.

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

EXHIBIT 10.3*+	Directors’ and Officers’ Deferred Compensation Plan

EXHIBIT 10.4+	2013 Long-Term Incentive Compensation Plan – filed as Exhibit 10.1 to FNCB’s Current Report on Form 8-K on December 27, 2013, is hereby incorporated by reference.

EXHIBIT 10.5+	Executive Incentive Plan – filed as Exhibit 10.14 to FNCB’s Form 10-K for the year ended December 31, 2012, as filed on March 28, 2013, is hereby incorporated by reference.

EXHIBIT 10.6+	Form of Restricted Stock Award Agreement – filed as Exhibit 4.2 to FNCB’s Form S-8 on January 24, 2014 is hereby incorporated by reference.

EXHIBIT 10.7+	Form of Stock Option Award Agreement – filed as Exhibit 4.3 to FNCB’s Form S-8 on January 24, 2014 is hereby incorporated by reference.

EXHIBIT 10.8+

First National Community Bank Supplemental Executive Retirement Plan – filed as Exhibit 10-8 to FBNCB’s Form 10-K for the year ended December 31, 2022, as filed on March 10, 2023, is hereby incorporated by reference.

EXHIBIT 10.9+

Employment Agreement Between First National Community Bank and Gerard A. Champi, COO – filed as Exhibit 10.17 to FNCB’s Current Report on Form 8-K on October 2, 2015, is hereby incorporated by reference.

EXHIBIT 10.10+

Amendment to Employment Agreement, dated September 27, 2023 by and among FNCB Bancorp, Inc., FNCB Bank and James M. Bone, Jr. CPA – filed as Exhibit 10.1 to FNCB’s Current Report on Form 8-K on September 27, 2023 is hereby incorporated by reference.

EXHIBIT 10.11+

Employment Agreement Between First National Community Bank and Brian C. Mahlstedt, CLO – filed as Exhibit 10.19 to FNCB’s Current Report on Form 8-K on October 2, 2015, is hereby incorporated by reference.

EXHIBIT 10.12+	Form of Change in Control Agreement - filed as Exhibit 10.12 to FNCB's Annual Report on Form 10-K for the year ended December 31, 2021, as filed on March 11, 2022, is hereby incorporated by reference.

EXHIBIT 10.13+	FNCB Bancorp, Inc. 2023 Equity Incentive Plan - filed as Exhibit 99.1 to FNCB's Registration Statement on Form S-8 on June 23, 2023, is hereby incorporated by reference.

EXHIBIT 21	Subsidiaries– filed as Exhibit 21.1 to FNCB’s Registration Statement on Form S-3 , as filed on September 28, 2018, is hereby incorporated by reference.

EXHIBIT 23*	Consent of Baker Tilly US, LLP

EXHIBIT 31.1*	Certification of Chief Executive Officer

EXHIBIT 31.2*	Certification of Chief Financial Officer

EXHIBIT 32*	Section 1350 Certification — Chief Executive Officer and Chief Financial Officer

EXHIBIT 97.1*	FNCB Bancorp, Inc. Clawback Policy, adopted by the Board of Directors on November 30, 2023

EXHIBIT 101.INS	INLINE XBRL INSTANCE DOCUMENT (THE INSTANCE DOCUMENT DOES NOT APPEAR IN THE INTERACTIVE DATA FILE BECAUSE ITS XBRL TAGS ARE EMBEDDED WITHIN THE INLINE XBRL DOCUMENT)

EXHIBIT 101.SCH	INLINE XBRL TAXONOMY EXTENSION SCHEMA

EXHIBIT 101.CAL	INLINE XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EXHIBIT 101.DEF	INLINE XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EXHIBIT 101.LAB	INLINE XBRL TAXONOMY EXTENSION LABLE LINKBASE

EXHIBIT 101.PRE	INLINE XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

EXHIBIT 104	COVER PAGE INTERATIVE DATA FILE (FORMATTED AS INLINE XBRL AND CONTAINED IN EXHIBIT 101)

_____________________________

* Filed herewith

** Furnished herewith

+ Management contract, compensatory plan or arrangement

Item 16.          Form 10-K Summary

None.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Registrant:                      FNCB BANCORP, INC.

/s/ Gerard A. Champi	March 8, 2024
Gerard A. Champi President and Chief Executive Officer	Date

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

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Gerard A. Champi	March 8, 2024
Gerard A. Champi President and Chief Executive Officer	Date

/s/ James M. Bone, Jr.	March 8, 2024
James M. Bone, Jr., CPA Executive Vice President and Chief Financial Officer Principal Financial Officer	Date

/s/ Stephanie A. Westington	March 8, 2024
Stephanie A. Westington, CPA Senior Vice President and Chief Accounting Officer Principal Accounting Officer	Date

Directors:

/s/ William G. Bracey	March 8, 2024	/s/ Gerard A. Champi	March 8, 2024
William G, Bracey	Date	Gerard A. Champi	Date

/s/ Joseph Coccia	March 8, 2024	/s/ William P. Conaboy	March 8, 2024
Joseph Coccia	Date	William P. Conaboy	Date

/s/ Dominick L. DeNaples	March 8, 2024	/s/ Joseph L. DeNaples	March 8, 2024
Dominick L. DeNaples	Date	Joseph L. DeNaples	Date

/s/Louis A. DeNaples	March 8, 2024	/s/ Louis A. DeNaples, Jr.	March 8, 2024
Louis A. DeNaples	Date	Louis A. DeNaples, Jr.	Date

/s/ Keith W. Eckel	March 8, 2024	/s/ Kathleen McCarthy Lambert	March 8, 2024
Keith W. Eckel	Date	Kathleen McCarthy Lambert	Date

/s/ Thomas J. Melone	March 8, 2024
Thomas J. Melone	Date