Form 10-Q
period 2024-03-31
FNCB Bancorp, Inc.
filed 2024-05-03
CIK 1035976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 19,795,670 shares as of May 3, 2024.

Part I - Financial Information

Item 1 - Financial Statements

FNCB BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31,	December 31,
	2024	2023
(in thousands, except share data)	(Unaudited)	(Audited)
Assets
Cash and cash equivalents:
Cash and due from banks	$18,323	$27,819
Interest-bearing deposits in other banks	52,266	80,049
Total cash and cash equivalents	70,589	107,868
Available-for-sale debt securities, at fair value	442,120	450,814
Equity securities, at fair value	4,373	4,786
Restricted stock, at cost	9,364	8,814
Loans and leases, net of allowance for credit losses of $12,455 and $11,986	1,237,770	1,208,279
Bank premises and equipment, net	14,256	14,546
Accrued interest receivable	7,590	7,085
Bank-owned life insurance	36,667	37,251
Other assets	43,253	41,543
Total assets	$1,865,982	$1,880,986

Liabilities
Deposits:
Demand (non-interest-bearing)	$286,286	$285,548
Interest-bearing	1,195,008	1,243,434
Total deposits	1,481,294	1,528,982
Borrowed funds:
Federal Reserve Discount Window advances	25,000	25,000
Federal Home Loan Bank of Pittsburgh advances	194,546	164,962
Junior subordinated debentures	10,310	10,310
Total borrowed funds	229,856	200,272
Accrued interest payable	1,284	1,355
Other liabilities	15,803	15,778
Total liabilities	1,728,237	1,746,387

Shareholders' equity
Preferred shares ($1.25 par)
Authorized: 20,000,000 shares at March 31, 2024 and December 31, 2023
Issued and outstanding: 0 shares at March 31, 2024 and December 31, 2023	-	-
Common shares ($1.25 par)
Authorized: 50,000,000 shares at March 31, 2024 and December 31, 2023
Issued and outstanding: 19,795,151 shares at March 31, 2024 and 19,787,031 shares at December 31, 2023	24,743	24,733
Additional paid-in capital	78,412	78,253
Retained earnings	73,522	71,782
Accumulated other comprehensive loss	(38,932)	(40,169)
Total shareholders' equity	137,745	134,599
Total liabilities and shareholders’ equity	$1,865,982	$1,880,986

The accompanying notes to consolidated financial statements are an integral part of these statements.

FNCB BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended March 31,
(in thousands, except share data)	2024	2023
Interest income
Interest and fees on loans and leases	$ 18,320	$ 14,565
Interest and dividends on securities:
Taxable	3,627	3,077
Tax-exempt	534	587
Dividends	226	273
Total interest and dividends on securities	4,387	3,937
Interest on interest-bearing deposits in other banks	178	177
Total interest income	22,885	18,679
Interest expense
Interest on deposits	7,543	4,377
Interest on borrowed funds:
Federal Reserve Discount Window advances	300	-
Federal Home Loan Bank of Pittsburgh advances	1,623	2,551
Junior subordinated debentures	190	166
Total interest on borrowed funds	2,113	2,717
Total interest expense	9,656	7,094
Net interest income before provision for credit losses - loans and leases	13,229	11,585
Provision for credit losses - loans and leases	1,486	975
Net interest income after provision for credit losses - loans and leases	11,743	10,610
Non-interest income
Deposit service charges	1,070	1,064
Net gain on the sale of available-for-sale debt securities	-	162
Net loss on equity securities	(413)	(508)
Income from cash surrender value of bank-owned life insurance	226	197
Wealth management services revenue	304	238
Other	441	518
Total non-interest income	1,628	1,671
Non-interest expense
Salaries and employee benefits	5,193	5,395
Occupancy expense	575	521
Equipment expense	238	272
Advertising expense	144	209
Data processing expense	969	998
Regulatory assessments	302	213
Bank shares tax	275	205
Professional fees	317	302
Credit to provision for unfunded commitments	(255)	(269)
Contributions	253	19
Merger and acquisition expenses	284	-
Other operating expenses	892	1,056
Total non-interest expense	9,187	8,921
Income before income tax expense	4,184	3,360
Income tax expense	652	697
Net income	$ 3,532	$ 2,663

Earnings per share
Basic	$ 0.18	$ 0.14
Diluted	$ 0.18	$ 0.14

Cash dividends declared per common share	$ 0.090	$ 0.090
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	19,793,235	19,682,357
Diluted	19,795,213	19,690,859

The accompanying notes to consolidated financial statements are an integral part of these statements.

FNCB BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended March 31,
(in thousands)	2024	2023
Net income	$3,532	$2,663
Other comprehensive loss:
Unrealized (losses) gains on available-for-sale debt securities	(652)	8,774
Taxes	137	(1,842)
Net of tax amount	(515)	6,932

Reclassification adjustment gains included in net income	-	(162)
Taxes	-	34
Net of tax amount	-	(128)

Derivative adjustments	2,218	(1,716)
Taxes	(466)	360
Net of tax amount	1,752	(1,356)
Total other comprehensive income	1,237	5,448
Comprehensive income	$4,769	$8,111

The accompanying notes to consolidated financial statements are an integral part of these statements.

FNCB BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Three Months Ended March 31, 2024 and 2023
(unaudited)

(in thousands, except per share data)	Number of Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
For the three months ended:
Balances, December 31, 2022	19,681,644	$24,602	$77,502	$64,873	$(48,028)	$118,949
Cumulative effect adjustment due to adoption of ASU 2016-13	-	-	-	1,080		1,080
Net income for the period	-	-	-	2,663	-	2,663
Cash dividends paid, $0.090 per share	-	-	-	(1,771)	-	(1,771)
Restricted stock awards	-	-	121	-	-	121
Common shares issued through dividend reinvestment/optional cash purchase plan	2,229	2	13	(11)	-	4
Other comprehensive income, net of tax of $1,448	-	-	-	-	5,448	5,448
Balances, March 31, 2023	19,683,873	$24,604	$77,636	$66,834	$(42,580)	$126,494

Balances, December 31, 2023	19,787,031	$24,733	$78,253	$71,782	$(40,169)	$134,599
Net income for the period	-	-	-	3,532	-	3,532
Cash dividends paid, $0.090 per share	-	-	-	(1,782)	-	(1,782)
Restricted stock awards	-	-	143	-	-	143
Common shares issued in consideration of an asset purchase	2,375	3	16	-	-	19
Common shares issued under long-term incentive compensation plan	4,491	6	(6)	-	-	-
Common shares issued through dividend reinvestment/optional cash purchase plan	1,254	1	6	(10)	-	(3)
Other comprehensive income, net of tax of $329	-	-	-	-	1,237	1,237
Balances, March 31, 2024	19,795,151	$24,743	$78,412	$73,522	$(38,932)	$137,745

The accompanying notes to consolidated financial statements are an integral part of these statements.

FNCB BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
(in thousands)	2024	2023
Cash flows from operating activities:
Net income	$3,532	$2,663
Adjustments to reconcile net income to net cash provided by operating activities:
Investment securities amortization, net	445	484
Equity in trust	(6)	(5)
Depreciation of bank premises and equipment	294	352
Amortization of loan origination costs	294	160
Stock-based compensation expense	143	121
Provision for credit losses - loans and leases	1,486	975
Credit to provision for unfunded commitments	(255)	(269)
Net gain on the sale of available-for-sale debt securities	-	(162)
Net loss on equity securities	413	508
Net gain on the sale of mortgage loans held for sale	-	(1)
Net loss on sale of other assets	110	-
Bank-owned life insurance settlement	(200)	-
Income from cash surrender value of bank-owned life insurance	(226)	(197)
Proceeds from the sale of mortgage loans held for sale	-	61
Increase in accrued interest receivable	(505)	(186)
Increase in other assets	(347)	(443)
(Decrease) increase in accrued interest payable	(71)	677
Increase (decrease) in other liabilities	2,263	(3,514)
Total adjustments	3,838	(1,439)
Net cash provided by operating activities	7,370	1,224

Cash flows from investing activities:
Maturities, calls and principal payments of available-for-sale debt securities	9,612	5,708
Proceeds from the sale of available-for-sale debt securities	-	7,054
Purchases of available-for-sale debt securities	(2,015)	(1,500)
Purchases of equity securities	-	(160)
(Purchase) redemption of restricted stock	(549)	63
Net increase in loans and leases to customers	(32,212)	(39,862)
Proceeds received from bank-owned life insurance settlement	1,010	-
Investment in low-income housing tax credit program	(860)	-
Proceeds from the sale of other assets	258	-
Purchases of bank premises and equipment	(4)	(52)
Net cash used in investing activities	(24,760)	(28,749)

Cash flows from financing activities:
Net (decrease) increase in deposits	(47,688)	42,659
Net increase (decrease) in Federal Home Loan Bank of Pittsburgh advances - overnight	90,800	(49,900)
Proceeds from Federal Home Loan Bank of Pittsburgh advances - term	4,292	96,688
Repayment of Federal Home loan Bank of Pittsburgh advances - term	(65,508)	(32,500)
Proceeds from Federal Reserve Discount Window advances	25,000	-
Repayment of Federal Reserve Discount Window advances	(25,000)	-
Net (discount) proceeds from issuance of common shares under dividend reinvestment/optional cash purchase plan	(3)	4
Cash dividends paid	(1,782)	(1,771)
Net cash (used in) provided by financing activities	(19,889)	55,180
Net (decrease) increase in cash and cash equivalents	(37,279)	27,655
Cash and cash equivalents at beginning of period	107,868	41,916
Cash and cash equivalents at end of period	$70,589	$69,571

Supplemental cash flow information
Cash paid during the period for:
Interest	$9,727	$6,417
Taxes	-	1,200
Other transactions:
Common shares issued in consideration of an asset purchase	3	-

The accompanying notes to consolidated financial statements are an integral part of these statements.

FNCB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1.   Basis of Presentation

The consolidated financial statements of FNCB Bancorp, Inc. are comprised of the accounts of FNCB Bancorp, Inc., a registered bank holding company under the Bank Holding Company Act of 1956, its wholly owned subsidiary, FNCB Bank (the “Bank”), and the Bank's wholly-owned subsidiary, 1st Equipment Finance, Inc. (and collectively, “FNCB”). The accounting and reporting policies of FNCB conform to accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and accompanying notes required by GAAP for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included in the consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation. Prior period amounts have been reclassified when necessary to conform to the current period’s presentation. Such reclassifications did not have an impact on the operating results or financial position of FNCB. The operating results and financial position of FNCB for the three months ended March 31, 2024  may not be indicative of future results of operations and financial position.

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

On June 5, 2023, the Bank filed a Bank Subsidiary Notice with the Pennsylvania Department of Banking and Securities ("PADOBS") to inform the PADOBS that the Bank planned to establish 1st Equipment Finance, Inc. as a wholly-owned subsidiary for the purpose of providing commercial equipment loans and leases to customers. The Bank began offering these products to customers in 2021 under the brand, 1st Equipment Finance. On July 5, 2023, the Bank received written notification from the PADOBS that it did not object to the establishment of the subsidiary pursuant to Section 203(d) of the Pennsylvania Banking Code of 1965. On October 1, 2023, 1st Equipment Finance Inc., was established as a wholly-owned subsidiary of the Bank. Upon establishment of the subsidiary, the Bank contributed capital to the new subsidiary which included the outstanding balance of loans and leases, net of deferred origination fees and costs and unearned income, previously originated under this brand, an ACL, accrued interest, premises and equipment, net deferred tax assets and other assets totaling $158.5 million.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in FNCB’s audited consolidated financial statements, included in the Annual Report filed on Form 10-K as of and for the year ended December 31, 2023 (the “2023 Annual Report”).

Agreement and Plan of Merger:

On September 27, 2023, FNCB entered into an Agreement and Plan of Merger (the "Merger Agreement") with Peoples Financial Services Corp. (“PFIS”) pursuant to which FNCB will merge with and into PFIS, with PFIS as the surviving entity. Immediately after such merger, the Bank will merge with and into Peoples Security Bank and Trust Company ("Peoples Bank"), with Peoples Bank as the surviving bank and a wholly-owned subsidiary of PFIS. Under the terms of the Merger Agreement, which has been unanimously approved by the boards of directors of both companies, shareholders of FNCB will be entitled to receive a fixed exchange ratio of 0.1460 shares of PFIS common stock for each share of the FNCB’s common stock. On October 27, 2023, FNCB filed a Federal Deposit Insurance Corporation ("FDIC") Interagency Bank Merger Application with the FDIC New York and a Pennsylvania Bank Merger Application with the Pennsylvania Department of Banking and Securities. Completion of the merger requires, among other things, the approval from FNCB's regulatory authorities. FNCB held a special meeting of shareholders on March 22, 2024 at which time FNCB's shareholders approved the Merger Agreement and the transactions contemplated thereunder.

The Merger Agreement provides certain termination rights for both PFIS and FNCB and further provides that a termination fee of $4.8 million will be payable by either PFIS or FNCB, as applicable, upon termination of the Merger Agreement under certain circumstances. The foregoing summary is not complete and is qualified in all respects by reference to the actual language of the Definitive Merger Agreement filed by FNCB as Exhibit 2.1 to the Current Report on Form 8-K on September 27, 2023.  Pending regulatory approval, FNCB expects the merger to be consummated in the second half of 2024, however, there can be no assurance that the transaction will be consummated by such date, or at all.

Subsequent Events:

FNCB has evaluated events and transactions occurring subsequent to March 31, 2024, the balance sheet date, for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the issuance date of these consolidated financial statements. See Note 12, "Regulatory Matters" of the Notes to Consolidated Financial Statements to this Quarterly Report on Form 10-Q for information about events and transactions that have occurred subsequent to the balance sheet date.

Note 2.   Summary of Significant Accounting Policies/New Authoritative Accounting Guidance

New Authoritative Accounting Guidance

There were no changes to FNCB's significant accounting policies nor was there any new material accounting guidance applicable to FNCB that had a material effect on FNCB's results of operations or financial condition at March 31, 2024. Refer to Note 2, "Summary of Significant Accounting Policies" of the Notes to Consolidated Financial Statements included in the 2023 Annual Report on Form 10-K for a discussion of FNCB's significant accounting policies and new accounting guidance applicable to FNCB that will be adopted in future periods.

Note 3. Securities

Available-for-Sale Debt Securities

The following tables present the amortized cost, gross unrealized gains and losses, and the fair value of FNCB’s available-for-sale debt securities at March 31, 2024 and December 31, 2023:

	March 31, 2024
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(in thousands)	Cost	Gains	Losses	Value
Available-for-sale debt securities:
U.S. treasuries	$36,864	$-	$3,950	$32,914
Obligations of state and political subdivisions	217,185	25	21,470	195,740
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	85,865	-	13,062	72,803
Collateralized mortgage obligations - commercial	3,604	-	234	3,370
Mortgage-backed securities	18,241	2	2,712	15,531
Private collateralized mortgage obligations	72,680	54	6,432	66,302
Corporate debt securities	35,050	-	3,486	31,564
Asset-backed securities	23,127	134	47	23,214
Negotiable certificates of deposit	744	-	62	682
Total available-for-sale debt securities	$493,360	$215	$51,455	$442,120

	December 31, 2023
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(in thousands)	Cost	Gains	Losses	Value
Available-for-sale debt securities:
U.S. treasuries	$36,852	$-	$3,675	$33,177
Obligations of state and political subdivisions	220,181	52	20,437	199,796
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	87,405	-	13,198	74,207
Collateralized mortgage obligations - commercial	3,613	-	227	3,386
Mortgage-backed securities	18,872	4	2,430	16,446
Private collateralized mortgage obligations	76,912	78	6,838	70,152
Corporate debt securities	35,055	-	3,769	31,286
Asset-backed securities	21,768	67	145	21,690
Negotiable certificates of deposit	744	-	70	674
Total available-for-sale debt securities	$501,402	$201	$50,789	$450,814

Except for securities of U.S. government and government-sponsored agencies, there were no securities of any individual issuer that exceeded 10.0% of shareholders’ equity at March 31, 2024 and December 31, 2023.

The following table presents the maturity information of FNCB’s available-for-sale debt securities at March 31, 2024.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Because collateralized mortgage obligations ("CMOs"), mortgage-backed securities and asset-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary.

	March 31, 2024
	Amortized	Fair
(in thousands)	Cost	Value
Amounts maturing in:
One year or less	$19,976	$19,739
After one year through five years	74,125	68,842
After five years through ten years	90,604	78,344
After ten years	105,138	93,975
Collateralized mortgage obligations	162,149	142,475
Mortgage-backed securities	18,241	15,531
Asset-backed securities	23,127	23,214
Total available-for-sale debt securities	$493,360	$442,120

The following table presents the gross proceeds received, and gross realized gains and losses, on sales of available-for-sale debt securities for the three months ended March 31, 2024 and 2023. Gains and losses realized on sales of available-for-sale debt securities are included in non-interest income in the consolidated statements of income.

	Three Months Ended March 31,
(in thousands)	2024	2023
Available-for-sale debt securities:
Gross proceeds received on sales	$-	$7,054
Gross realized gains	-	162
Gross realized losses	-	-

The following tables present the number, fair value and gross unrealized losses of available-for-sale debt securities in an unrealized loss position at March 31, 2024 and December 31, 2023, aggregated by investment category and length of time the securities have been in an unrealized loss position.

	March 31, 2024
	Less than 12 Months			12 Months or Greater			Total
	Number		Gross	Number		Gross	Number		Gross
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
(dollars in thousands)	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
U.S. treasuries	-	$-	$-	17	$32,914	$3,950	17	$32,914	$3,950
Obligations of state and political subdivisions	-	-	-	192	193,356	21,470	192	193,356	21,470
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	-	-	-	42	72,803	13,062	42	72,803	13,062
Collateralized mortgage obligations - commercial	-	-	-	3	3,370	234	3	3,370	234
Mortgage-backed securities	-	-	-	12	15,440	2,712	12	15,440	2,712
Private collateralized mortgage obligations	5	4,551	23	51	56,630	6,409	56	61,181	6,432
Corporate debt securities	-	-	-	29	30,564	3,486	29	30,564	3,486
Asset-backed securities	-	-	-	8	6,057	47	8	6,057	47
Negotiable certificates of deposit	-	-	-	3	682	62	3	682	62
Total available-for-sale debt securities	5	$4,551	$23	357	$411,816	$51,432	362	$416,367	$51,455

	December 31, 2023
	Less than 12 Months			12 Months or Greater			Total
	Number		Gross	Number		Gross	Number		Gross
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
(dollars in thousands)	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
U.S. treasuries	-	$-	$-	17	$33,177	$3,675	17	$33,177	$3,675
Obligations of state and political subdivisions	1	2,121	16	193	195,153	20,421	194	197,274	20,437
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	-	-	-	42	74,207	13,198	42	74,207	13,198
Collateralized mortgage obligations - commercial	-	-	-	3	3,386	227	3	3,386	227
Mortgage-backed securities	1	3,800	54	12	12,552	2,376	13	16,352	2,430
Private collateralized mortgage obligations	3	5,670	131	52	58,846	6,707	55	64,516	6,838
Corporate debt securities	1	1,467	33	29	29,819	3,736	30	31,286	3,769
Asset-backed securities	2	3,482	15	10	9,660	130	12	13,142	145
Negotiable certificates of deposit	-	-	-	3	674	70	3	674	70
Total available-for-sale debt securities	8	$16,540	$249	361	$417,474	$50,540	369	$434,014	$50,789

Evaluation for Credit Impairment

Quarterly, or more frequently if market conditions warrant, management evaluates securities for impairment where there has been a decline in fair value of a security below its amortized cost basis to determine whether the decline in fair value has resulted from a credit loss, or if it is entirely the result of noncredit related factors. At March 31, 2024, there were 362 available-for-sale debt securities in an unrealized loss position. As part of its quarterly evaluation of these securities for impairment at March 31, 2024, management first determined that FNCB did not intend to sell, nor was it more likely than not that it would be required to sell, any security in an unrealized loss position prior to recovery of its amortized cost. Management then considered, among other things, the length of time a security’s fair value is less than its amortized cost, the severity of decline, any adverse conditions related to the security, an industry or geographic area, any adverse changes to the rating of any security by a rating agency, whether or not any issuer has failed to make contractual principal and interest payments, or if there are any indications that an issuer would not be able to make future contractual principal and interest payments. Management also noted that there was no material change in the credit quality of any of the issuers or any other event or circumstance that may cause a significant adverse effect on the fair value of these securities. FNCB has received all scheduled principal and interest payments and expects to fully collect all future contractual principal and interest payments on all securities in an unrealized loss position at March 31, 2024. Based on the results of its review and considering the attributes of these debt securities, management concluded that changes in the fair values of the securities were consistent with movements in market interest rates and spreads relative to when the securities were purchased and not due to the credit quality of the securities or issuers. Accordingly, management determined that FNCB was not required to establish an ACL on available-for-sale debt securities in an unrealized loss position at March 31, 2024.

Equity Securities

Included in equity securities with readily determinable fair values at March 31, 2024 and December 31, 2023 were investments in the common or preferred stock of publicly traded bank holding companies and an investment in a mutual fund comprised of 1-4 family residential mortgage-backed securities collateralized by properties within FNCB’s market area. Equity securities with readily determinable fair values are reported at fair value with net unrealized gains and losses recognized in the consolidated statements of income.

The following table presents unrealized and realized gains and losses recognized in net income on equity securities for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
(in thousands)	2024	2023
Net losses recognized on equity securities	$(413)	$(508)
Less: net (losses) gains realized on equity securities sold	-	-
Unrealized losses on equity securities	$(413)	$(508)

Equity Securities without Readily Determinable Fair Values

At March 31, 2024 and  December 31, 2023, equity securities without readily determinable fair values consisted of a $500 thousand investment in a fixed-rate, non-cumulative perpetual preferred stock of a privately-held bank holding company, which is included in other assets in the consolidated statement of financial condition. The preferred stock pays quarterly dividends at an annual rate of 8.25%. The preferred stock of this bank holding company is not traded on any established market and is accounted for as an equity security without a determinable fair value. Under GAAP, an equity security without a readily determinable fair value shall be written down to its fair value if a qualitative assessment indicates that the investment is impaired, and the fair value of the investment is less than its carrying value.  As part of its qualitative assessment, management engaged an independent third party to provide valuations of this investment as of March 31, 2024 and December 31, 2023. Based on the results of its assessment, management determined that no adjustment for impairment was required at March 31, 2024 and  December 31, 2023.

Restricted Stock

The following table presents FNCB's investment in restricted stock at March 31, 2024 and  December 31, 2023.  Restricted stock has limited marketability and is carried at cost. Management noted no indicators of impairment for the Federal Home Loan Bank ("FHLB") of Pittsburgh and Atlantic Community Bankers Bank stock at either  March 31, 2024 or  December 31, 2023.

	March 31,	December 31,
(in thousands)	2024	2023
Stock in Federal Home Loan Bank of Pittsburgh	$9,354	$8,804
Stock in Atlantic Community Bankers Bank	10	10
Total restricted securities, at cost	$9,364	$8,814

Note 4. Loans and Leases and allowance for credit losses

The following table presents the amortized cost basis of loans and leases summarized by portfolio segment at March 31, 2024 and  December 31, 2023.

	March 31,	December 31,
(in thousands)	2024	2023
Residential real estate	$243,351	$245,282
Commercial real estate	404,787	408,135
Construction, land acquisition and development	69,904	59,876
Commercial and industrial	203,682	183,794
Commercial equipment financing	169,469	163,605
Consumer	82,895	85,730
State and political subdivisions	76,137	73,843
Total loans and leases	1,250,225	1,220,265
Allowance for credit losses	(12,455)	(11,986)
Net loans and leases	$1,237,770	$1,208,279

The following table presents the balance of net deferred loan origination costs, unearned income and unamortized premiums on purchased loans at March 31, 2024 and December 31, 2023.

	March 31,	December 31,
(in thousands)	2024	2023
Unamortized net loan origination costs	$2,310	$2,421
Unearned income	(1,138)	(921)
Unamortized premiums on purchased loans	140	170
Net loans and leases	$1,312	$1,670

FNCB has granted loans, letters of credit and lines of credit to certain of its executive officers and directors as well as to certain of their related parties. For more information about related party transactions, refer to Note 9, “Related Party Transactions” to these consolidated financial statements.

The unpaid principal balance of loans serviced for others, which includes residential mortgages sold on the secondary market and SBA-guaranteed loans, was $75.1 million at March 31, 2024 and $75.8 million at December 31, 2023.

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

Collateral Dependent Loans

Loans that do not share risk characteristics are evaluated on an individual basis. Such loans include loans where management has determined that foreclosure or repossession of the collateral is probable, or where the borrower is experiencing financial difficulty and repayment of the financial asset is expected to be provided substantially through the operation or sale of collateral. The ACL for collateral dependent loans is measured based on the difference between the fair value of the collateral, less estimated selling costs, and the amortized cost basis of the asset as of the measurement date.

The following tables present the credit risk profile of loans and leases summarized by portfolio segment and year of origination at March 31, 2024 and December 31, 2023:

Credit Risk Profiles
For the Three Months Ended March 31, 2024
Term Loans By Origination Fiscal Year
								Total
(in thousands)	2024	2023	2022	2021	2020	Prior	Revolving	Loans
Credit Risk Profiles - Commercial Loans and Leases
Commercial real estate
Risk rating
Pass	$3,251	$35,404	$99,407	$74,060	$38,034	$134,935	$4,964	$390,055
Special mention	-	-	-	4,628	97	4,547	1,849	11,121
Substandard	-	155	287	497	-	2,672	-	3,611
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total commercial real state	3,251	35,559	99,694	79,185	38,131	142,154	6,813	404,787
Construction, land acquisition and development
Risk rating
Pass	1,993	18,550	22,276	24,916	205	1,178	604	69,722
Special mention	-	-	-	182	-	-	-	182
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total construction, land acquisition and development	1,993	18,550	22,276	25,098	205	1,178	604	69,904
Commercial and industrial
Risk rating
Pass	12,650	39,452	19,812	21,863	8,643	19,645	67,217	189,282
Special mention	-	493	18	280	581	150	7,087	8,609
Substandard	-	42	2,481	-	1,093	162	2,013	5,791
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total commercial and industrial	12,650	39,987	22,311	22,143	10,317	19,957	76,317	203,682
Commercial equipment financing
Risk rating
Pass	17,996	88,122	58,104	3,287	-	-	-	167,509
Special mention	-	221	12	-	-	-	-	233
Substandard	-	1,366	361	-	-	-	-	1,727
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total commercial equipment financing	17,996	89,709	58,477	3,287	-	-	-	169,469
State and political subdivisions
Risk rating
Pass	3,563	15,868	11,348	21,535	2,350	19,823	1,650	76,137
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total state and political subdivisions	3,563	15,868	11,348	21,535	2,350	19,823	1,650	76,137
Credit Risk Profiles - Other Loans
Residential real estate
Performing	1,866	11,321	40,870	74,851	36,281	51,451	25,405	242,045
Non-performing	-	-	65	140	-	991	110	1,306
Total residential real estate	1,866	11,321	40,935	74,991	36,281	52,442	25,515	243,351
Consumer
Performing	7,020	23,986	27,657	16,885	2,599	4,414	34	82,595
Non-performing	-	-	139	26	23	112	-	300
Total consumer	7,020	23,986	27,796	16,911	2,622	4,526	34	82,895
Total loans and leases	$48,339	$234,980	$282,837	$243,150	$89,906	$240,080	$110,933	$1,250,225

Credit Risk Profiles
For the Year Ended December 31, 2023
Term Loans By Origination Fiscal Year
								Total
(in thousands)	2023	2022	2021	2020	2019	Prior	Revolving	Loans
Credit Risk Profiles - Commercial Loans and Leases
Commercial real estate
Risk rating
Pass	$35,520	$99,392	$75,005	$38,562	$66,065	$71,664	$7,102	$393,310
Special mention	-	-	4,703	99	27	4,552	1,776	11,157
Substandard	156	287	497	-	-	2,728	-	3,668
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total commercial real state	35,676	99,679	80,205	38,661	66,092	78,944	8,878	408,135
Construction, land acquisition and development
Risk rating
Pass	14,027	18,832	24,815	208	323	893	594	59,692
Special mention	-	-	184	-	-	-	-	184
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total construction, land acquisition and development	14,027	18,832	24,999	208	323	893	594	59,876
Commercial and industrial
Risk rating
Pass	42,104	20,644	22,898	9,522	10,730	10,098	55,939	171,935
Special mention	493	19	318	595	24	137	4,108	5,694
Substandard	45	2,588	-	1,200	-	211	2,121	6,165
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total commercial and industrial	42,642	23,251	23,216	11,317	10,754	10,446	62,168	183,794
Commercial equipment financing
Risk rating
Pass	94,967	63,807	3,711	-	-	-	-	162,485
Special mention	628	15	-	-	-	-	-	643
Substandard	342	135	-	-	-	-	-	477
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total commercial equipment financing	95,937	63,957	3,711	-	-	-	-	163,605
State and political subdivisions
Risk rating
Pass	16,025	11,659	21,606	2,389	15,852	4,279	2,033	73,843
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total state and political subdivisions	16,025	11,659	21,606	2,389	15,852	4,279	2,033	73,843
Credit Risk Profiles - Other Loans
Residential real estate
Performing	11,878	41,104	76,574	37,162	11,748	42,181	23,387	244,034
Nonperforming	-	67	142	-	229	699	111	1,248
Total residential real estate	11,878	41,171	76,716	37,162	11,977	42,880	23,498	245,282
Consumer
Performing	27,180	30,098	18,994	3,060	1,609	4,401	35	85,377
Nonperforming	-	89	72	22	123	47	-	353
Total consumer	27,180	30,187	19,066	3,082	1,732	4,448	35	85,730
Total loans and leases	$243,365	$288,736	$249,519	$92,819	$106,730	$141,890	$97,206	$1,220,265

The following table presents gross charge-offs by portfolio segment and year of origination for the three months ended March 31, 2024

	Gross Charge-Offs by Origination Year
	For the Three Months Ended March 31, 2024

(in thousands)	2023	2022	2021	2020	2019	Prior	Revolving	Total
Residential real estate	$-	$-	$-	$-	$-	$-	$-	$-
Commercial real estate	-	-	-	-	-	-	-	-
Construction land acquisition and development	-	-	-	-	-	-	-	-
Commercial and industrial	-	-	-	44	-	-	13	57
Commercial equipment financing	716	191	-	-	-	-	-	907
Consumer	24	209	102	18	19	19	-	391
State and political subdivision loans	-	-	-	-	-	-	-	-
Total gross charge-offs	$740	$400	$102	$62	$19	$19	$13	$1,355

The following table summarizes activity in the ACL by major category for the three months ended March 31, 2024 and 2023.

			Construction,
			Land		Commercial		State and
	Residential	Commercial	Acquisition and	Commercial	Equipment		Political
(in thousands)	Real Estate	Real Estate	Development	and Industrial	Financing (1)	Consumer	Subdivisions	Unallocated	Total
Three months ended March 31, 2024
Allowance for credit losses:
Beginning balance, January 1, 2024	$1,157	$2,831	$1,154	$2,198	$3,129	$1,118	$399	$-	$11,986
Charge-offs	-	-	-	(57)	(907)	(391)	-	-	(1,355)
Recoveries	1	18	-	10	60	249	-	-	338
Provisions (credits)	(20)	156	50	185	965	113	37	-	1,486
Ending balance, March 31, 2024	$1,138	$3,005	$1,204	$2,336	$3,247	$1,089	$436	$-	$12,455

Three months ended March 31, 2023
Allowance for credit losses:
Beginning balance, January 1, 2023	$2,215	$4,193	$747	$4,099	$-	$1,307	$503	$1,129	$14,193
Impact of ASU-2016-13	(1,028)	(1,614)	1,067	(212)	-	370	(90)	(1,129)	(2,636)
Charge-offs	-	-	-	(53)	-	(723)	-	-	(776)
Recoveries	-	54	-	11	-	458	-	-	523
Provisions (credits)	(23)	(124)	(145)	1,083	-	185	(1)	-	975
Ending balance, March 31, 2023	$1,164	$2,509	$1,669	$4,928	$-	$1,597	$412	$-	$12,279

(1) On October 1, 2023, 1st Equipment Finance, Inc was established as a wholly owned subsidiary of the Bank. Prior to this date, loans and leases were originated under the brand 1st Equipment Finance with the outstanding loans balances, and related ACL activity included in the commercial and industrial loan category.

The following tables present ending loan and lease balances and related ACL by portfolio segment and impairment methodology at March 31, 2024 and December 31, 2023:

	Residential	Commercial	Construction, Land Acquisition and	Commercial	Commercial Equipment		State and Political
(in thousands)	Real Estate	Real Estate	Development	and Industrial	Financing	Consumer	Subdivisions	Total
March 31, 2024
Allowance for credit losses:
Individually evaluated for impairment	$-	$38	$-	$-	$234	$-	$-	$272
Collectively evaluated for impairment	1,138	2,967	1,204	2,336	3,013	1,089	436	12,183
Total	$1,138	$3,005	$1,204	$2,336	$3,247	$1,089	$436	$12,455

Loans and leases receivable:
Individually evaluated for impairment	$813	$2,633	$-	$-	$863	$239	$-	$4,548
Collectively evaluated for impairment	242,538	402,154	69,904	203,682	168,606	82,656	76,137	1,245,677
Total	$243,351	$404,787	$69,904	$203,682	$169,469	$82,895	$76,137	$1,250,225

	Residential	Commercial	Construction, Land Acquisition and	Commercial	Commercial Equipment		State and Political
(in thousands)	Real Estate	Real Estate	Development	and Industrial	Financing	Consumer	Subdivisions	Total
December 31, 2023
Allowance for credit losses:
Individually evaluated for impairment	$-	$51	$-	$-	$70	$-	$-	$121
Collectively evaluated for impairment	1,157	2,780	1,154	2,198	3,059	1,118	399	11,865
Total	$1,157	$2,831	$1,154	$2,198	$3,129	$1,118	$399	$11,986

Loans and leases receivable:
Individually evaluated for impairment	$830	$2,663	$-	$104	$308	$337	$-	$4,242
Collectively evaluated for impairment	244,452	405,472	59,876	183,690	163,297	85,393	73,843	1,216,023
Total	$245,282	$408,135	$59,876	$183,794	$163,605	$85,730	$73,843	$1,220,265

The following tables present the amortized cost of collateral-dependent loans and leases by portfolio segment and type of collateral as of March 31, 2024 and December 31, 2023;

	March 31, 2024
	Type of Collateral
(in thousands)	Residential Property	Commercial Property	Business Assets	Total
Loans and leases:
Residential real estate	$813	$-	$-	$813
Commercial real estate	-	2,633	-	2,633
Construction, land acquisition and development	-	-	-	-
Commercial and industrial	-	-	-	-
Commercial equipment financing	-		863	863
Consumer	-	-	-	-
State and political subdivisions	-	-	-	-
Total collateral dependent loans and leases	$813	$2,633	$863	$4,309

	December 31, 2023
	Type of Collateral
(in thousands)	Residential Property	Commercial Property	Business Assets	Total
Loans and leases:
Residential real estate	$830	$-	$-	$830
Commercial real estate	-	2,663	-	2,663
Construction, land acquisition and development	-	-	-	-
Commercial and industrial	-	-	-	-
Commercial equipment financing	-		308	308
Consumer	-	-	-	-
State and political subdivisions	-	-	-	-
Total collateral dependent loans and leases	$830	$2,663	$308	$3,801

The following tables present the delinquency status of past due and non-accrual loans and leases at March 31, 2024 and December 31, 2023:

	March 31, 2024
	Delinquency Status
	30-89 Days	>/= 90 Days	Nonaccrual	Total
(in thousands)	Past Due	Past Due	Loans	Past Due	Current	Total
Loans and leases:
Residential real estate	$384	$-	$1,306	$1,690	$241,661	$243,351
Commercial real estate	236	-	3,065	3,301	401,486	404,787
Construction, land acquisition and development	-	-	-	-	69,904	69,904
Commercial and industrial	996	-	95	1,091	202,591	203,682
Commercial equipment financing	1,009	-	1,214	2,223	167,246	169,469
Consumer	1,239	26	300	1,565	81,330	82,895
State and political subdivisions	-	-	-	-	76,137	76,137
Total loans and leases	$3,864	$26	$5,980	$9,870	$1,240,355	$1,250,225

	December 31, 2023
	Delinquency Status
	30-89 Days	>/= 90 Days	Nonaccrual	Total
(in thousands)	Past Due	Past Due	loans	Past Due	Current	Total
Loans and leases:
Residential real estate	$580	$-	$1,248	$1,828	$243,454	$245,282
Commercial real estate	117	-	3,113	3,230	404,905	408,135
Construction, land acquisition and development	-	-	-	-	59,876	59,876
Commercial and industrial	211	-	148	359	183,435	183,794
Commercial equipment financing	1,811	-	477	2,288	161,317	163,605
Consumer	1,095	38	352	1,485	84,245	85,730
State and political subdivisions	-	-	-	-	73,843	73,843
Total loans and leases	$3,814	$38	$5,338	$9,190	$1,211,075	$1,220,265

Included in loans and leases receivable are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The recorded investment in these non-accrual loans was $6.0 million at March 31, 2024, and $5.3 million at  December 31, 2023. Generally, loans are placed on non-accrual status when they become 90 days or more delinquent. Once a loan is placed on non-accrual status, it remains on non-accrual status until it has been brought current, has six months of performance under the loan terms, and factors indicating reasonable doubt about the timely collection of payments no longer exist. Therefore, loans may be current in accordance with their loan terms, or may be less than 90 days delinquent, and still be on a non-accrual status. Loans past due 90 days or more and still accruing were $26 thousand at March 31, 2024 and $38 thousand at December 31, 2023, and were comprised entirely of unsecured personal loans purchased from and serviced by a third-party originator.

Loan Modifications to Borrowers Experiencing Financial Difficulty

ASU 2022-02 eliminated the accounting guidance for troubled debt restructurings while enhancing disclosure requirements for certain loan refinancing and restructurings by creditors when a borrower is experiencing financial difficulty. In accordance with the new guidance, FNCB no longer evaluates loans with modifications made to borrowers experiencing financial difficulty individually for impairment, nor establishes a related specific reserve for such loans, but rather these loans are included in their respective portfolio segment and evaluated collectively for impairment to establish an ACL.

There was one modification made to commercial and industrial loan with a borrower experiencing financial difficulty during the three months ended March 31, 2024, which involved the deferral of a portion of the initial principal payment until the loan's maturity on December 11, 2025. The loan, which was originated under the Federal Reserve Bank's Main Street Lending Program ("MSLP") had an outstanding principal balance of $16.4 million at March 31, 2024 with a 95.0% guarantee through the MSLP. The borrower applied to, and received approval from, the MSLP for this deferral. FNCB's credit exposure related to this credit was $777 thousand at March 31, 2024, which was considered immaterial relative to the total amortized cost basis of commercial and industrial loans at March 31, 2024. There was one modification made to a borrower experiencing financial difficulty during the three months ended March 31, 2023, which involved a 12-month extension of term for a loan secured by residential real estate with an amortized cost basis of $79 thousand. This modification was considered immaterial relative to the total amortized cost basis of residential real estate loans at March 31, 2023.

Residential Real Estate Loan Foreclosures

There were three residential real estate properties with an aggregate recorded investment of $199 thousand that were in the process of foreclosure at March 31, 2024. There were three residential real estate properties with an aggregate recorded investment of $212 thousand that were in the process of foreclosure at March 31, 2023. There were no residential real estate properties included in other real estate owned ("OREO") at March 31, 2024 and 2023.

Note 5. Deposits

The following table presents deposits by major category at  March 31, 2024 and December 31, 2023:

	March 31,	December 31,
(in thousands)	2024	2023
Demand (non-interest bearing)	$286,286	$285,548
Interest-bearing:
Interest-bearing demand	701,254	754,296
Savings	127,895	130,957
Time ($250,000 and over)	45,906	53,319
Other time	319,953	304,862
Total interest-bearing	1,195,008	1,243,434
Total deposits	$1,481,294	$1,528,982

Included in other time deposits were brokered deposits of $181.8 million at March 31, 2024 and $148.7 million at December 31, 2023.

The aggregate amount of deposits reclassified as loans was $90 thousand at March 31, 2024 and $75 thousand at December 31, 2023. Management evaluates transaction accounts that are overdrawn for collectability as part of its evaluation for credit losses. During the three months ended March 31, 2024 and 2023, no deposits were received on terms other than those available in the normal course of business.

Note 6. Borrowed Funds

FNCB has an agreement with the FHLB of Pittsburgh which allows for borrowings, either overnight or term, up to a maximum borrowing capacity based on a percentage of qualifying loans pledged under a blanket pledge agreement. In addition to pledging loans, FNCB is required to purchase FHLB of Pittsburgh stock based upon the amount of credit extended. Loans that were pledged to collateralize borrowings under this agreement were $524.0 million at March 31, 2024 and $506.2 million at December 31, 2023. FNCB's maximum borrowing capacity was $397.8 million at March 31, 2024. At March 31, 2024, there were $106.8 million in overnight advances and $87.7 million in term advances outstanding through the FHLB of Pittsburgh. Overnight advances totaled $16.0 million and term advances outstanding through the FHLB of Pittsburgh totaled $149.0 million at December 31, 2023.  FNCB utilized letters of credit through the FHLB of Pittsburgh to secure municipal deposits. Deposit letters of credit outstanding were $75.0 million at March 31, 2024 and $91.5 million at December 31, 2023.  FNCB had remaining borrowing availability at the FHLB of Pittsburgh of $128.3 million at March 31, 2024.

Advances through the Federal Reserve Bank Discount Window generally include short-term advances which are fully collateralized by certain pledged loans under the Federal Reserve Bank's Borrower-in-Custody ("BIC") program. At December 31, 2023, FNCB had loans pledged under the BIC program of $162.8 million. There were no advances outstanding under the BIC program at March 31, 2024 and December 31, 2023. At March 31, 2024, FNCB had borrowing capacity available under the BIC program of $134.9 million. On March 12, 2023, the Federal Reserve Bank established the Bank Term Funding Program (“BTFP”), a program through the Discount Window designed to provide additional funding to eligible depository institutions during a period of stress. The BTFP is collateralized by high-quality securities valued at par including U.S. Treasury securities, U.S. government agency debt and mortgage-backed securities and other qualifying securities. At March 31, 2024, FNCB had securities pledged of $27.5 million and an outstanding advance under the BTFP of $25.0 million. The Federal Reserve Bank ceased making new loans under the BTFP on March 11, 2024.

The following table presents borrowings, by type, outstanding, at  March 31, 2024 and December 31, 2023.

	March 31,	December 31,
(in thousands)	2024	2023
FHLB of Pittsburgh advances:
FHLB of Pittsburgh - overnight	$106,800	$16,000
FHLB of Pittsburgh - term	87,746	148,962
Subtotal FHLB of Pittsburgh advances	194,546	164,962
Federal Reserve discount window BTFP advances	25,000	25,000
Junior subordinated debentures	10,310	10,310
Total borrowed funds	$229,856	$200,272

Note 7. Derivative and Hedging Transactions

Risk Management Objective of Using Derivatives

FNCB is exposed to certain risks arising from both its business operations and economic conditions. It principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. FNCB manages economic risks, including interest rate, liquidity and credit risk, primarily by managing the amount, sources, and duration of its assets and liabilities and the use of derivative financial instruments. Specifically, FNCB enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future unknown and uncertain cash amounts, the value of which are determined by interest rates. Derivative financial instruments are used to manage differences in the amount, timing, and duration of known or expected cash payments primarily related to FNCB's borrowings. FNCB's existing credit derivatives result from loan participations arrangements and, therefore, are not used to manage interest rate risk in FNCB's assets or liabilities.

Cash Flow Hedges of Interest Rate Risk

FNCB's objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements.  To accomplish this objective, FNCB primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for FNCB making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Such derivatives were used to hedge the variable cash flows associated with forecasted issuances of debt in 2024 and 2023.

For derivatives that are designated and qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings.  Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on FNCB's variable-rate debt.  During the next twelve months, it is estimated that an additional $913 thousand will be reclassified as a decrease to interest expense.

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

The following table presents amounts recorded in the consolidated statements of financial condition related to the carrying amount of hedged assets and cumulative basis adjustment for fair value hedges at March 31, 2024 and December 31, 2023:

Line Item in the Statement of Financial Condition in Which the Hedged Item is Included	Carrying Amount of the Hedged Assets (Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets (Liabilities)
	March 31,	December 31,	March 31,	December 31,
	2024	2023	2024	2023

Fixed-rate securities	$287,218	-	$(1,340)	-
Fixed-rate loans (1)	35,039	35,549	39	549
Total	$322,257	35,549	$(1,301)	549

Interest rate swaps notional amounts	$235,000	-

(1) These amounts include the amortized cost basis of closed portfolios of fixed rate loans used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolio anticipated to be outstanding for the designated hedged period. At March 31, 2024, the amortized cost basis of the closed portfolios used in these hedging relationships was $87.1 million; the cumulative basis adjustments associated with these hedging relationships was $39 thousand; and the amounts of the designated hedged items were $35.0 million. At December 31, 2023, the amortized cost basis of the closed portfolios used in these hedging relationships was $90.0 million; the cumulative basis adjustments associated with these hedging relationships was $549 thousand; and the amounts of the designated hedged items were $35.0 million.

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

Fair Values of Derivative Instruments on the Consolidated Statements of Financial Condition

The following table presents the fair value of FNCB's derivative financial instruments and the classification on the consolidated statements of financial condition at March 31, 2024 and December 31, 2023:

		Derivative Assets					Derivative Liabilities
		March 31, 2024		December 31, 2023			March 31, 2024		December 31, 2023
(in thousands)	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate products	$260,000	Other assets	$2,542	Other assets	$650	$35,000	Other liabilities	$22	Other liabilities	$1,253
Total derivatives designated as hedging instruments			2,542		650			22		1,253
Derivatives not designated as hedging instruments
Interest rate swaps	$44,035	Other assets	$1,628	Other assets	$1,438	$44,035	Other liabilities	$1,628	Other liabilities	$1,438
Risk participation transaction	15,986		-		-			-		-
Total derivatives not designated as hedging instruments			1,628		1,438			1,628		1,438

Net Derivatives on the statements of financial condition			4,170		2,088			1,650		2,691
Gross amounts not offset in the statements of financial condition
Financial instruments			-		-			-		-
Cash collateral (1)			3,040		-			-		-
Net derivative amounts			$1,130		$2,088			$1,650		$2,691

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

Effect of Fair Value and Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income

The following table presents the effect of fair value and cash flow hedge accounting on AOCL for the three months ended  March 31, 2024 and 2023. Amounts disclosed are gross and not net of taxes:

	For the Three Months Ended March 31, 2024
(in thousands)	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (Loss) Derivative	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (Loss) Included Component	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (Loss) Excluded Component	Location of Gain or (Loss) Recognized from AOCL into Income	Amount of Gain or (Loss) Reclassified from AOCL into Income	Amount of Gain or (Loss) Reclassified from AOCL into Income Included Component	Amount of Gain or (Loss) Reclassified from AOCL into Income Excluded Component
Derivatives in cash flow hedging relationships
Interest rate products	$1,175	$1,175	$-	Interest expense	$297	$297	$-
Total	$1,175	$1,175	$-		$297	$297	$-

Derivatives in fair value hedging relationships
Interest rate products	$1,175	$1,175	$-	Interest expense	$297	$297	$-
Total	$1,175	$1,175	$-		$297	$297	$-

	For the Three Months Ended March 31, 2023
(in thousands)	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (Loss) Derivative	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (Loss) Included Component	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (Loss) Excluded Component	Location of Gain or (Loss) Recognized from AOCL into Income	Amount of Gain or (Loss) Reclassified from AOCL into Income	Amount of Gain or (Loss) Reclassified from AOCL into Income Included Component	Amount of Gain or (Loss) Reclassified from AOCL into Income Excluded Component
Derivatives in cash flow hedging relationships
Interest rate products	$1,471	$1,471	$-	Interest expense	$245	$245	$-
Total	$1,471	$1,471	$-		$245	$245	$-

Effect of Fair Value and Cash Flow Hedge Accounting on the Consolidated Statements of Income

The following table presents the effect of the FNCB's derivative financial instruments on the consolidated statements of income for the three months ended March 31, 2024 and 2023:

	Location and Amount of Gain or (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Three Months Ended		Three Months Ended
	March 31, 2024		March 31, 2023
(in thousands)	Interest Income	Interest Expense	Interest Income	Interest Expense
Total amounts of income and expense line items presented in the consolidated statements of financial performance in which the effects of fair value or cash flow hedges are recorded	$548	$297	$-	$245

The effects of fair value and cash flow hedging:
Gain or (loss) on cash flow hedging relationships in Subtopic 815-20
Interest contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income	$(1,850)	$297	$-	$245
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income as a result that a forecasted transaction is no longer probable of occurring	$2,398	$-	$-	$-

Amount of gain or (loss) reclassified from accumulated OCI into income - included component	$-	$297	$-	$245
Amount of gain or (loss) reclassified from accumulated OCI into income - excluded component	$-	$-	$-	$-

Effect of Derivatives Not Designated as Hedging Instruments on the Consolidated Statements of Income

Derivative financial instruments that are not designated as hedging instruments had no effect on the consolidated statements of income for the three months ended March 31, 2024 and 2023.

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

FNCB has minimum collateral posting thresholds with certain of its derivative counterparties for derivatives in a net liability position. As of March 31, 2024 and  December 31, 2023, FNCB had no derivatives in a net liability position and accordingly was not required to post any collateral with its counterparties.

Note 8. Income Taxes

The following table presents a reconciliation between the effective income tax expense and the income tax expense that would have been provided at the federal statutory tax rate of 21.0% for the three months ended March 31, 2024 and 2023.

	For the Three Months Ended March 31,
	2024		2023
(dollars in thousands)	Amount	%	Amount	%
Provision at statutory tax rates	$879	21.00%	$706	21.00%
Add (deduct):
Tax effects of tax-free interest income	(263)	(6.30)%	(212)	(6.31)%
Non-deductible interest expense	113	2.70%	21	0.63%
Bank-owned life insurance	(90)	(2.16)%	(41)	(1.22)%
Unrealized losses on equity securities	87	2.07%	107	3.18%
Other items, net	(74)	(1.73)%	116	3.45%
Income tax provision	$652	15.58%	$697	20.74%

Management evaluates the carrying amount of its deferred tax assets on a quarterly basis, or more frequently, if necessary, in accordance with guidance set forth in ASC Topic 740 “Income Taxes” and applies the criteria in the guidance to determine whether it is more likely than not that some portion, or all, of the deferred tax asset will not be realized within its life cycle, based on the weight of available evidence. Management performed an evaluation of FNCB’s deferred tax assets at March 31, 2024 taking into consideration all available positive and negative evidence at that time. Based on this evaluation, management believes that FNCB’s future taxable income will be sufficient to utilize its deferred tax assets. There was no valuation allowance for deferred tax assets recorded at March 31, 2024 and  December 31, 2023.

Note 9.  Related Party Transactions

In conducting its business, FNCB has engaged in, and intends to continue to engage in, banking and financial transactions with directors, executive officers and their related parties.

FNCB has granted loans, letters of credit and lines of credit to directors, executive officers and their related parties. The following table summarizes the changes in the total amounts of such outstanding loans, advances under lines of credit, net of any participations sold, as well as repayments during the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
(in thousands)	2024	2023
Balance, beginning of period	$79,327	$79,144
Additions, new loans and advances	52,038	49,657
Repayments	(37,987)	(39,638)
Balance, end of period	$93,378	$89,163

At March 31, 2024 and December 31, 2023, there were no loans to directors, executive officers and their related parties that were not performing in accordance with the original terms of the loan agreements.

Deposits from directors, executive officers and their related parties held by the Bank at March 31, 2024 and  December 31, 2023 were $104.3 million and $114.1 million, respectively. Interest paid on the deposits amounted to $459 thousand and $452 thousand for the three months ended March 31, 2024 and 2023, respectively.

In the course of its operations, FNCB acquires goods and services from, and transacts business with, various companies of related parties, which include, but are not limited to, legal services, vehicle repair services, dealer reserve payments and rent. FNCB recorded payments to related parties for goods and services of $35 thousand for the three months ended March 31, 2024 and $37 thousand for the three months ended March 31, 2023.

Note 10. Commitments and Contingencies

Leases

FNCB is obligated under operating leases for certain bank branches, office space, automobiles and equipment. Operating lease right of use ("ROU") assets represent FNCB's right to use an underlying asset during the lease term, and operating liabilities represent FNCB's obligation to make lease payments under the lease agreement. ROU assets and operating lease liabilities are recognized at lease commencement based on the present value of the remaining lease payments using a discount rate that represents FNCB's incremental borrowing rate at the commencement date. ROU assets are included in other assets and operating lease liabilities are included in other liabilities in the consolidated statements of financial condition. As of March 31, 2024, ROU assets and lease liabilities were $2.9 million and $3.1 million, respectively.

Operating lease expense associated with bank branches and office space is included in occupancy expense, while operating lease expenses associated with automobiles and office equipment are included in equipment expense in the consolidated statements of income. Rental expense incurred for each of the three months ended March 31, 2024 and 2023 totaled $100 thousand.

The following table summarizes the maturity of remaining operating lease liabilities as of  March 31, 2024:

(in thousands)	March 31, 2024
2024	$310
2025	388
2026	387
2027	388
2028	370
2029 and thereafter	1,904
Total lease payments	3,747
Less: imputed interest	617
Present value of operating lease liabilities	$3,130

The following table presents other information related to our operating leases:

(dollars in thousands)	March 31, 2024	March 31, 2023
Weighted-average remaining lease term (in years)	10.5	11.3
Weighted-average discount rate	3.25%	3.31%
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$104	$130

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

Note 11. Stock Compensation Plans

FNCB had a Long-Term Incentive Compensation Plan (“LTIP”) for directors, executive officers and key employees that authorized up to 1,200,000 shares of common stock for issuance and provides the Board of Directors with the authority to offer several different types of long-term incentives, including stock options, stock appreciation rights, restricted stock units, performance units and performance shares.  During the three months ended March 31, 2023, the Board of Directors granted 140,445 under the LTIP. Upon adoption of the Equity Plan (as defined below), FNCB will make no further awards under the LTIP.

On March 22, 2023, the Board of Directors formally approved and adopted the FNCB Bancorp, Inc. 2023 Equity Incentive Plan ("Equity Plan"), which replaced the LTIP. The Equity Plan authorizes 2,000,000 shares of FNCB's common stock plus 455,584 of remaining reserved but unissued shares of the LTIP and provides the Compensation Committee or the Board of Directors with the authority to offer several types of awards including stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and performance units. The Equity Plan was approved by FNCB's shareholders at the Annual Meeting of Shareholders on May 17, 2023. During the three months ended March 31, 2024, the Board of Directors granted 143,185 shares of restricted stock under the Equity Plan. For the three months ended March 31, 2024 and 2023, stock-based compensation expense, which is included in salaries and benefits expense in the consolidated statements of income, totaled $143 thousand and $121 thousand, respectively. Total unrecognized compensation expense related to unvested restricted stock awards was $2.3 million and $2.1 million at March 31, 2024 and 2023, respectively. Unrecognized compensation expense related to unvested shares of restricted stock is expected to be recognized over a weighted-average period of 4.1 years.

At March 31, 2024, there were 2,293,686 shares of FNCB common stock available for award under the Equity Plan.

The following table summarizes the activity related to FNCB’s unvested restricted stock awards during the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024		2023
		Weighted-		Weighted-
		Average		Average
	Restricted	Grant Date	Restricted	Grant Date
(dollars in thousands)	Shares	Fair Value	Shares	Fair Value
Unvested restricted stock awards:
Total outstanding, beginning of period	261,753	$7.89	185,965	$8.22
Awards granted	143,185	5.87	140,445	7.51
Forfeitures	(1,795)	7.51	-	-
Shares vested	(4,491)	8.12	-	-
Total outstanding, end of period	398,652	$7.16	326,410	$7.91

Note 12. Regulatory Matters

FNCB’s ability to pay dividends to its shareholders is largely dependent on the Bank’s ability to pay dividends to FNCB. Regulations with respect to the banking industry limit the amount of dividends that may be paid without prior approval of the Bank’s regulatory agency. FNCB declared and paid cash dividends of $0.09 per share for each of the three months ended March 31, 2024 and 2023. FNCB offers a Dividend Reinvestment and Stock Purchase Plan (“DRP”) to its shareholders. For the three months ended March 31, 2024 and 2023, dividend reinvestment shares were purchased in open market transactions, however, shares under the optional cash purchase feature of the DRP were issued from authorized but unissued common shares. Common shares issued under the DRP for the three months ended March 31, 2024 and 2023 totaled 1,254 and 2,229, respectively. Subsequent to March 31, 2024, on April 24, 2024, FNCB declared a cash dividend for the second quarter of 2024 of $0.09 per share, which is payable on  June 17, 2024 to shareholders of record as of June 3, 2024.

The holding company is considered a small bank holding company and is exempt from risk-based capital and leverage rules, including Basel III. FNCB and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on FNCB’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, FNCB and the Bank must meet specific capital guidelines that involve quantitative measures of FNCB's and the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. FNCB's and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Management believes, as of March 31, 2024 and December 31, 2023, that FNCB and the Bank met all applicable capital adequacy requirements.

Current quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the tables below) of Total capital, Tier I capital, and Tier I common equity (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). The following tables present summary information regarding the Bank’s risk-based capital and related ratios at March 31, 2024 and  December 31, 2023:

	FNCB Bank		Minimum Required For Capital Adequacy Purposes	Minimum Required For Capital Adequacy Purposes with Conservation Buffer	Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
(dollars in thousands)	Amount	Ratio	Ratio	Ratio	Ratio
March 31, 2024

Total capital (to risk-weighted assets)	$189,786	13.45%	8.00%	10.50%	10.00%

Tier I capital (to risk-weighted assets)	176,172	12.49%	6.00%	8.50%	8.00%

Tier I common equity (to risk-weighted assets)	176,172	12.49%	4.50%	7.00%	6.50%

Tier I capital (to average assets)	176,172	9.47%	4.00%	4.00%	5.00%

Total risk-weighted assets	1,410,755

Total average assets	1,861,189

	FNCB Bank		Minimum Required For Capital Adequacy Purposes	Minimum Required For Capital Adequacy Purposes with Conservation Buffer	Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
(dollars in thousands)	Amount	Ratio	Ratio	Ratio	Ratio
December 31, 2023

Total capital (to risk-weighted assets)	$175,296	12.66%	8.00%	10.50%	10.00%

Tier I capital (to risk-weighted assets)	161,896	11.69%	6.00%	8.50%	8.00%

Tier I common equity (to risk-weighted assets)	161,896	11.69%	4.50%	7.00%	6.50%

Tier I capital (to average assets)	161,896	8.76%	4.00%	4.00%	5.00%

Total risk-weighted assets	1,384,710

Total average assets	1,848,752

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

At March 31, 2024, FNCB owned 30 corporate debt securities with an aggregate amortized cost and fair value of $35.1 million and $31.6 million, respectively. At March 31, 2024, the market for four corporate debt securities with an amortized cost and fair value of $8.0 million and $7.1 million, respectively, was not active based on transaction criteria for similar instruments.  FNCB obtained valuations for these securities from a third-party service provider that prepared the valuations using a market approach that involves identifying a population of transactions for similar instruments and incorporating an evaluation to capture credit risk associated with these bonds. Management takes measures to validate the service providers’ analysis and is actively involved in the valuation process, including reviewing and the population and evaluation of credit risk. Management believes this approach to be a conservative approach as it takes into consideration securities that have longer maturities or longer call dates, issuers with smaller asset sizes, and securities with smaller issue amounts. These factors are typically considered to be factors that would add credit spread to a bond, thus resulting in a higher required yield. Management believes the valuation results from this market approach to be consistent with pricing and data for similar deals at March 31, 2024. FNCB considers the inputs used in the market approach to be unobservable Level 3 inputs because, while inputs are based on actual transactions, the relative number of transactions in the population is small and subjective assumptions are used in considering factors considered to incorporate credit spreads into the price determination. Management will continue to monitor the market for these securities to assess the market activity and the availability of observable inputs and will continue to apply these controls and procedures to the valuations received from FNCB's third-party service provider.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the financial assets and liabilities that were measured at fair value on a recurring basis at March 31, 2024, and  December 31, 2023, and the fair value hierarchy of the respective valuation techniques utilized by FNCB to determine the fair value:

	Fair Value Measurements at March 31, 2024
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
(in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Available-for-sale debt securities:
U.S. treasuries	$32,914	$-	$32,914	$-
Obligations of state and political subdivisions	195,740	-	195,740	-
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	72,803	-	72,803	-
Collateralized mortgage obligations - commercial	3,370	-	3,370	-
Mortgage-backed securities	15,531	-	15,531	-
Private collateralized mortgage obligations	66,302	-	66,302	-
Corporate debt securities	31,564	-	24,456	7,108
Asset-backed securities	23,214	-	23,214	-
Negotiable certificates of deposit	682	-	682	-
Subtotal available-for-sale debt securities	442,120	-	435,012	7,108
Equity securities, at fair value	4,373	4,373	-	-
Derivative assets	4,170	-	4,170	-
Total financial assets	$450,663	$4,373	$439,182	$7,108

Financial liabilities:
Derivative liabilities	$1,650	$-	$1,650	$-
Total financial liabilities	$1,650	$-	$1,650	$-

	Fair Value Measurements at December 31, 2023
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
(in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Available-for-sale debt securities:
U.S. treasuries	$33,177	$-	$33,177	$-
Obligations of state and political subdivisions	199,796	-	199,796	-
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	74,207	-	74,207	-
Collateralized mortgage obligations - commercial	3,386	-	3,386	-
Mortgage-backed securities	16,446	-	16,446	-
Private collateralized mortgage obligations	70,151	-	70,151	-
Corporate debt securities	31,286	-	24,312	6,974
Asset-backed securities	21,690	-	21,690	-
Negotiable certificates of deposit	674	-	674	-
Subtotal available-for-sale debt securities	450,814	-	443,840	6,974
Equity securities, at fair value	4,786	4,786	-	-
Derivative assets	2,088	-	2,088
Total financial assets	$457,688	$4,786	$445,928	$6,974

Financial liabilities:
Derivative liabilities	$2,691	$-	$2,691	$-
Total financial liabilities	$2,691	$-	$2,691	$-

There were no securities transferred between hierarchy levels during the three months ended March 31, 2024 and 2023.

The following table presents a reconciliation and consolidated statement of operations classifications of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3), which consisted entirely of corporate debt securities, for the three and three months ended March 31, 2024 and 2023.

Fair Value Measurements
Using Significant Unobservable Inputs (Level 3)
	Corporate Debt Securities
	For the Three Months Ended March 31,
(in thousands)	2024	2023
Balance, beginning of period	$6,974	$7,936
Additions	-	-
Redemptions	-	-
Transfer to Level 2	-	-
Sales	-	-
Total gains (losses) (realized/unrealized):
Included in earnings	-	-
Included in other comprehensive loss	134	76
Balance at March 31,	$7,108	$8,012

Assets Measured at Fair Value on a Non-Recurring Basis

The following tables present assets and liabilities measured at fair value on a non-recurring basis at March 31, 2024 and December 31, 2023, with additional quantitative information about the valuation techniques and inputs utilized by FNCB to determine fair value. All assets were measured using Level 3 inputs.

	March 31, 2024
	Fair Value Measurement			Quantitative Information
	Recorded	Valuation	Fair	Valuation	Unobservable	Value/
(in thousands)	Investment	Allowance	Value	Technique	Inputs	Range
Individually evaluated loans - collateral dependent	$4,309	$272	$4,037	Appraisal of collateral	Selling costs	10.00%
Individually evaluated loans - other	239	-	239	Discounted cash flows	Discount rate	3.13% - 16.06%
Repossessed assets	499	-	499	Discounted cash flows	Discount rate	10.00%

	December 31, 2023
	Fair Value Measurement			Quantitative Information
	Recorded	Valuation	Fair	Valuation	Unobservable	Value/
(in thousands)	Investment	Allowance	Value	Technique	Inputs	Range
Individually evaluated loans - collateral dependent	$3,801	$121	$3,680	Appraisal of collateral	Selling costs	10.00%
Individually evaluated loans - other	441	-	441	Discounted cash flows	Discount rate	0.00% - 16.06%
Repossessed assets	420	-	420	Discounted cash flows	Discount rate	10.00%

The fair value of collateral-dependent impaired loans is determined through independent appraisals or other reasonable offers, which generally include various Level 3 inputs which are not identifiable. Management reduces the appraised value by the estimated costs to sell the property and may adjust the appraised values as necessary to consider any declines in collateral values since the time of the appraisal. For impaired loans that are not collateral-dependent, fair value is determined using the discounted cash flow method. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a valuation allowance or is charged off. The amount shown is the balance of impaired loans, net of any charge-offs and the related allowance for credit losses.

The following table summarizes the estimated fair values of FNCB’s financial instruments using an exit price notion at March 31, 2024 and at December 31, 2023.  FNCB discloses fair value information about financial instruments, whether or not recognized in the statements of financial condition, for which it is practicable to estimate that value. The fair value of financial instruments that are not measured at fair value in the financial statements were based on the exit price notion. The following estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, management judgment is required to interpret data and develop fair value estimates. Accordingly, the estimates below are not necessarily indicative of the amounts FNCB could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	Fair Value	March 31, 2024		December 31, 2023
(in thousands)	Measurement	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	Level 1	$70,589	$70,589	$107,868	$107,868
Available-for-sale debt securities	See previous table	442,120	442,120	450,814	450,814
Equity securities	Level 1	4,373	4,373	4,786	4,786
Restricted stock	Level 2	9,364	9,364	8,814	8,814
Loans and leases, net	Level 3	1,237,770	1,174,433	1,208,279	1,152,257
Accrued interest receivable	Level 2	7,590	7,590	7,085	7,085
Servicing rights	Level 3	158	570	175	570
Derivative assets	Level 2	3,501	4,170	1,919	2,088

Financial liabilities:
Deposits	Level 2	1,481,294	1,478,585	1,528,982	1,526,672
Borrowed funds	Level 2	229,856	228,818	200,272	200,724
Accrued interest payable	Level 2	1,284	1,284	1,355	1,355
Derivative liabilities	Level 2	1,623	1,650	2,726	2,691

Note 14. Earnings per Share

For FNCB, the numerator of both the basic and diluted earnings per share of common stock is net income available to common shareholders. The weighted-average number of common shares outstanding used in the denominator for basic earnings per common share is increased to determine the denominator used for diluted earnings per common share by the effect of potentially dilutive common share equivalents utilizing the treasury stock method. For the three months ended March 31, 2024 and 2023, common share equivalents consisted entirely of incremental shares of unvested restricted stock.

The following table presents the calculation of both basic and diluted earnings per share of common stock for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(in thousands, except share data)	2024	2023
Net income	$3,532	$2,663

Basic weighted-average number of common shares outstanding	19,793,235	19,682,357
Plus: Common share equivalents	1,978	8,502
Diluted weighted-average number of common shares outstanding	19,795,213	19,690,859

Income per common share:
Basic	$0.18	$0.14
Diluted	$0.18	$0.14

Note 15. Other Comprehensive Income

The following tables summarize the reclassifications out of accumulated other comprehensive loss for the three months ended March 31, 2024 and 2023, comprised entirely of unrealized gains and losses on available-for-sale debt securities:

Three Months Ended March 31, 2024
(in thousands)	Amount Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item in the Consolidated Statements of Income
Available-for-sale debt securities:
Reclassification adjustment for net gains reclassified into net income	$-	Net gain on the sale of available-for-sale debt securities
Taxes	-	Income taxes
Net of tax amount	$-

Three Months Ended March 31, 2023
(in thousands)	Amount Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item in the Consolidated Statements of Income
Available-for-sale debt securities:
Reclassification adjustment for net gains reclassified into net income	$ (162)	Net gain on the sale of available-for-sale debt securities
Taxes	34	Income taxes
Net of tax amount	$ (128)

The following table summarizes the changes in accumulated other comprehensive loss, net of tax for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(in thousands)	2024	2023
Balance, beginning of period	$(40,169)	$(48,028)
Other comprehensive income before reclassifications	1,237	5,576
Amount reclassified from accumulated other comprehensive income	-	(128)
Net other comprehensive income during the period	1,237	5,448
Balance, end of period	$(38,932)	$(42,580)

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

This Quarterly Report on Form 10-Q should be read in conjunction with the more detailed and comprehensive disclosures included in the Annual Report on Form 10-K for the year ended December 31, 2023 for FNCB Bancorp, Inc. In addition, please read this section in conjunction with the consolidated financial statements and notes to consolidated financial statements contained elsewhere herein.

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

These forward-looking statements include statements with respect to FNCB’s beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, including statements with respect to future changes in monetary policy or interest rates, or new product offerings and the anticipated merger between FNCB and Peoples Financial Services Corp. (“PFIS”) under the Agreement and Plan of Merger, dated September 27, 2023 (the “Merger Agreement”) pursuant to which FNCB will merge with and into PFIS, with PFIS as the surviving entity, along with the transaction occurring immediately after such merger, whereby FNCB’s wholly owned subsidiary, FNCB Bank (the “Bank”) will merge with and into Peoples Security Bank and Trust Company (“Peoples Bank”), with Peoples Bank as the surviving bank and a wholly-owned subsidiary of PFIS, that are subject to significant risks and uncertainties, and are subject to change based on various factors (some of which are beyond our control). The words “may,” “could,” “should,” “will,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “project,” “future” and similar expressions are intended to identify forward-looking statements. The following factors, among others, could cause FNCB’s financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: government intervention in the U.S. financial system including the effects of recent legislative, tax, accounting and regulatory actions and reforms; political instability; acts of world terrorism; global unrest; the ability of FNCB to manage credit risk; weakness in the economic environment, in general, and within FNCB’s market area; the occurrence of any event, change or other circumstances that could give rise to the right of one or both of the parties to terminate the Merger Agreement between FNCB and PFIS; the possibility that the parties may be unable to achieve expected synergies and operating efficiencies in the merger within the expected timeframes or at all and to successfully integrate operations of FNCB and FNCB Bank and those of PFIS and Peoples Bank, its wholly-owned subsidiary, which may be more difficult, time consuming or costly than expected; diversion of management's attention from ongoing business operations and opportunities; effects of the announcement, pendency or completion of the proposed transaction on the ability of FNCB and PFIS to retain customers and retain and hire key personnel and maintain relationships with their vendors, and on their operating results and businesses generally; the deterioration of one or a few of the large balance commercial and/or commercial real estate loans contained in FNCB’s loan portfolio; greater risk of loan defaults and losses from concentration of loans held by FNCB, including those to insiders and related parties; if FNCB’s portfolio of loans to small and mid-sized community-based businesses increases its credit risk; if FNCB’s allowance for credit losses ("ACL") is not sufficient to absorb actual losses or if increases to the ACL were required; FNCB is subject to interest-rate risk and any changes in interest rates could negatively impact net interest income or the fair value of FNCB's financial assets; if management concludes that the decline in value of any of FNCB’s investment securities is caused by a credit-related event could result in FNCB recording an impairment loss; if FNCB’s risk management framework is ineffective in mitigating risks or losses to FNCB; if FNCB is unable to successfully compete with others for business; a loss of depositor confidence resulting from changes in either FNCB’s financial condition or in the general banking industry; if FNCB is unable to retain or grow its core deposit base; inability or insufficient dividends from its subsidiary, FNCB Bank; if FNCB loses access to wholesale funding sources; interruptions or security breaches of FNCB’s information systems; any systems failures or interruptions in information technology and telecommunications systems of third parties on which FNCB depends; security breaches; if FNCB’s information technology is unable to keep pace with growth or industry developments or if technological developments result in higher costs or less advantageous pricing; the loss of management and other key personnel; dependence on the use of data and modeling in both its management’s decision-making generally and in meeting regulatory expectations in particular; additional risk arising from new lines of business, products, product enhancements or services offered by FNCB; inaccuracy of appraisals and other valuation techniques FNCB uses in evaluating and monitoring loans secured by real property and other real estate owned; unsoundness of other financial institutions; damage to FNCB’s reputation; defending litigation and other actions; dependence on the accuracy and completeness of information about customers and counterparties; risks arising from future expansion or acquisition activity; environmental risks and associated costs on its foreclosed real estate assets; any remediation ordered, or adverse actions taken, by federal and state regulators, including requiring FNCB  to act as a source of financial and managerial strength for the FNCB Bank in times of stress;  costs arising from extensive government regulation, supervision and possible regulatory enforcement actions; new or changed legislation or regulation and regulatory initiatives; noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations; failure to comply with numerous "fair and responsible banking" laws; any violation of laws regarding privacy, information security and protection of personal information or another incident involving personal, confidential or proprietary information of individuals; any rulemaking changes implemented by the Consumer Financial Protection Bureau; inability to attract and retain its highest performing employees due to potential limitations on incentive compensation contained in proposed federal agency rulemaking; any future increases in FNCB Bank’s FDIC deposit insurance premiums and assessments; and the success of FNCB at managing the risks involved in the foregoing and other risks and uncertainties, including those detailed in FNCB’s filings with the SEC.

FNCB cautions that the foregoing list of important factors is not all inclusive. Readers are also cautioned not to place undue reliance on any forward-looking statements, which reflect management’s analysis only as of the date of this report, even if subsequently made available by FNCB on its website or otherwise. Except as required by applicable law, FNCB does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of FNCB to reflect events or circumstances occurring after the date of this report.

Readers should carefully review the risk factors described in the documents that FNCB periodically files with the SEC, including its Annual Report on Form 10-K for the year ended December 31, 2023.

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

FNCB’s accounting policies are fundamental to understanding management’s discussion and analysis of its financial condition and results of operations. Management has identified the policies on the determination of the ACL, the valuation of securities and evaluation of securities for credit impairment, and income taxes to be critical, as management is required to make subjective and/or complex judgments about matters that are inherently uncertain and could be most subject to revision as new information becomes available.

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

Allowance for Credit Losses

As of January 1, 2023, FNCB adopted ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): “Measurement of Credit Losses on Financial Instruments,” which replaced the current loss impairment methodology under GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to form credit loss estimates in an effort to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit. ASU 2016-13, commonly referred to as Current Expected Credit Losses requires a financial asset (or a group of financial assets) to be measured at an amortized cost basis and presented at the net amount expected to be collected. The amendments in this update affect financial assets and net investment in leases that are not accounted for at fair value through net income, including such financial assets as loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. Upon adoption of ASU 2016-13 on January 1, 2023, FNCB recorded an incremental decrease in the ACL through a cumulative effect adjustment to equity with subsequent adjustments charged to earnings through a provision for credit losses.

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

Quarterly, or more frequently if market conditions warrant, management evaluates securities for impairment where there has been a decline in fair value of a security below its amortized cost basis to determine whether the decline in fair value has resulted from a credit loss, or if it is entirely the result of noncredit factors.  As part of its evaluation, management first considers whether FNCB intends to sell, or if it more likely than not that it would be required to sell, any security in an unrealized loss position prior to recovery of its amortized cost. If either of those selling events is expected, FNCB would be required to write down the amortized cost basis of the security to its fair value. If either of those selling events is not expected, FNCB must determine whether any of the decline in fair value has resulted from a credit loss, or if it is entirely the result of noncredit factors. As part of its evaluation, management considers, among other things, the length of time a security’s fair value is less than its amortized cost, the severity of decline, any adverse conditions related to the security, an industry or geographic area, any adverse changes to the rating of any security by a rating agency, whether or not any issuer has failed to make contractual principal and interest payments, or if there are any indications that an issuer would not be able to make future contractual principal and interest payments. Based on the results of its review as of March 31, 2024, management concluded that changes in the fair values of the securities were consistent with movements in market interest rates and spreads relative to when the securities were purchased and not due to the credit quality of the securities or issuers. Accordingly, management determined that FNCB was not required to establish an ACL for any security in an unrealized loss position at March 31, 2024.

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

In connection with determining the income tax provision or benefit, management considers maintaining liabilities for uncertain tax positions and tax strategies that it believes contain an element of uncertainty. Periodically, management evaluates each of FNCB’s tax positions and strategies to determine whether a liability for uncertain tax benefits is required. As of March 31, 2024 and December 31, 2023, management determined that FNCB did not have any uncertain tax positions or tax strategies and that no liability was required to be recorded.

Refer to Note 8, “Income Taxes,” of the Notes to Consolidated Financial Statements included in Item 1 hereof for additional information about income taxes.

New Authoritative Accounting Guidance and Accounting Guidance to be Adopted in Future Periods

Refer to Note 2, “New Authoritative Accounting Guidance,” of the Notes to Consolidated Financial Statements included in Item 1 hereof for information about new authoritative accounting guidance adopted by FNCB as of March 31, 2024, as well as new accounting guidance issued, but not previously reported, that will be adopted by FNCB in future periods.

Executive Summary

The following overview should be read in conjunction with this MD&A in its entirety.

Overview

On September 27, 2023, FNCB entered into the Merger Agreement with PFIS pursuant to which FNCB will merge with and into PFIS, with PFIS as the surviving entity. Immediately after such merger, the Bank will merge with and into Peoples Bank, with Peoples Bank as the surviving bank and a wholly owned subsidiary of PFIS. Under the terms of the Merger Agreement, which has been unanimously approved by the boards of directors of both companies, shareholders of FNCB will be entitled to receive a fixed exchange ratio of 0.1460 shares of PFIS common stock for each share of FNCB’s common stock. Completion of the merger requires, among other things, customary regulatory approvals. The Merger Agreement provides certain termination rights for both PFIS and FNCB and further provides that a termination fee of $4.8 million will be payable by either PFIS or FNCB, as applicable, upon termination of the Merger Agreement under certain circumstances. The foregoing summary is not complete and is qualified in all respects by reference to the actual language of the definitive Merger Agreement filed by FNCB as Exhibit 2.1 to the Current Report on Form 8-K on September 27, 2023. FNCB held a special meeting of shareholders on March 22, 2024 at which time FNCB's shareholders approved the Merger Agreement and the transactions contemplated thereunder. Pending regulatory approval, FNCB expects the merger to be consummated in the second half of 2024; however, there can be no assurance that the transaction will be consummated by such date, or at all.

FNCB recorded net income of $3.5 million, or $0.18 per basic and diluted common share, for the three months ended March 31, 2024, an increase of $0.8 million, or 32.6%, compared to $2.7 million, or $0.14 per basic and diluted common share, for the three months ended March 31, 2023. The increase in the first quarter 2024 earnings primarily resulted from an increase in net interest income, partially offset by increases in the provision for credit losses and non-interest expense. Net interest income increased $1.6 million, or 14.2%, to $13.2 million for the three months ended March 31, 2024 from $11.6 million for the same three months of 2023, as a $4.2 million increase in interest income was offset by a $2.6 million increase in interest expense. For the three months ended March 31, 2024, FNCB recorded a provision for credit losses of $1.5 million, compared to a provision of $975 thousand for the same three months of 2023. Non-interest expense increased $266 thousand, or 3.0%, to $9.2 million for the three months ended March 31, 2024, from $8.9 million for the same three-month period of 2023, which was primarily due to the recognition of merger and acquisition expenses of $284 thousand for the three months ended March 31, 2024. There were no merger and acquisition expenses recognized for the three months ended March 31, 2023. Income tax expense totaled $652 thousand for the three months ended March 31, 2024, a decrease of $45 thousand, or 6.4%, from $697 thousand for the same three months of 2023.

For the three months ended March 31, 2024, the annualized return on average assets and the return on average equity was 0.78% and 10.58%, respectively, compared to 0.62% and 8.84% for the respective periods of 2023.  FNCB declared and paid dividends to holders of common stock of $0.090 per share for the first quarters of 2024 and 2023.

Total assets decreased $15.0 million, or 0.8%, to $1.866 billion at March 31, 2024 from $1.881 billion at December 31, 2023. The change in total assets primarily reflected decreases in cash and cash equivalents and available-for-sale debt securities, partially offset by an increase in loans and leases. Cash and cash equivalents decreased $37.3 million, or 34.6%, to $70.6 million at March 31, 2024, from $107.9 million at December 31, 2023. Available-for-sale debt securities decreased $8.7 million, or 1.9%, to $442.1 million at March 31, 2024 from $450.8 million at December 31, 2023. Loans and leases, net of the ACL, increased $29.5 million, or 2.4%, to $1.238 billion at March 31, 2024 from $1.208 billion at December 31, 2023. The increase in loans and leases reflected moderate demand within the commercial and industrial, commercial equipment financing and state and political subdivision loan categories. Meanwhile, total deposits decreased $47.7 million, or 3.1%, to $1.481 billion at March 31, 2024 from $1.529 billion at December 31, 2023. Total borrowed funds outstanding at March 31, 2024, were $229.9 million, an increase of $29.6 million, or 14.8%, from $200.3 million at December 31, 2023.

Total shareholders’ equity increased $3.1 million, or 2.3%, to $137.7 million at March 31, 2024 from $134.6 million at December 31, 2023. The increase in shareholders' equity was primarily due to a $1.2 million, or 3.1%, reduction in the accumulated other comprehensive loss to $38.9 million at March 31, 2024, from $40.1 million at December 31, 2023, coupled with net income for the three months ended March 31, 2024, of $3.5 million. Partially offsetting these increases to capital were dividends declared and paid of $1.8 million for the three months ended March 31, 2024. FNCB Bank was considered well capitalized with total risk-based capital and Tier 1 leverage ratios were 13.45% and 9.47% at March 31, 2024, respectively.

Management Focus in 2024

Management focused on executing the necessary steps to satisfy the remaining conditions to closing the merger with PFIS and is working with PFIS' team in accordance with the Merger Agreement including seeking the required regulatory approvals, and integration of our businesses to ensure a smooth transition. In the meantime, management continues to concentrate on prudent balance sheet and liquidity management, managing interest rate risk and controlling funding costs.

Summary of Performance

Net Interest Income

Net interest income, defined as the difference between (i) interest income, interest and fees on interest-earning assets, and (ii) interest expense, interest paid on deposits and borrowed funds, is the primary source of earnings for commercial banks. As such, it is the primary determinant of profitability for FNCB. Net interest income is impacted by variations in the volume, rate and composition of earning assets and interest-bearing liabilities, changes in general market rates and the level of non-performing assets. Interest income is presented on a fully tax-equivalent basis using the statutory corporate tax rate of 21.0% in 2024 and 2023.

Supply chain constraints, rising commodity prices, the war in Ukraine and conflict in the Middle East, as well as increasing tension and unrest worldwide, has resulted in continued price inflation and could drive further inflation, placing additional strain on economic conditions in the United States, the banking industry and global markets. Thus far, as a result, the Federal Open Market Committee ("FOMC"), in an effort to lower inflation to its 2.0% objective, began tightening U.S. monetary policy in 2022.  Specifically, the FOMC increased the federal funds target range 525 basis points from 0.25% to 5.50% in a series of eleven tightening actions during the period of March 15, 2022 through July 26, 2023. The increases in federal funds target rate resulted in a corresponding total 525-basis point increase in the national prime rate which was 8.50% at March 31, 2024. This dramatic shift to tighten monetary policy has resulted in a rapid rise in general market interest rates. Additionally, competition for deposits within FNCB's market area has intensified, reflecting industry-wide liquidity pressures and rate sensitivity of depositors. FNCB responded to competition within our market area and rate sensitivity of depositors mentioned above, by offering various promotional deposit products including certificates of deposit and money market products having promotional rates. Additionally, FNCB increased its utilization of wholesale funding, including brokered deposits and borrowing arrangements with the FHLB of Pittsburgh and the Federal Reserve Bank of Philadelphia ("FRB") as deposit gathering has been pressured by industry-wide liquidity constraints. FNCB had experienced margin compression in 2023, as higher interest rates and increased competition caused deposit and whole funding costs to increase at a faster pace and greater magnitude than earning asset yields. Throughout the second half of 2023 and into 2024, management has been focused on stabilizing FNCB's tax-equivalent net interest margin and rate spread. While recent indicators suggest that economic activity is expanding at a solid pace, inflation remains elevated. With the recent escalation of conflict in the Middle East, as well as increasing tension and unrest worldwide, and the bridge collapse in the Port of Baltimore, Maryland, could drive further inflation, increased supply constraints and place additional strain on economic conditions in the United States, the banking industry and global markets. At its meeting on March 20, 2024, the FOMC decided to maintain the target range for the federal funds rate at 5.25%-5.50% and indicated that it would not reduce the target range until there is greater certainty that inflation is moving toward its goal of 2.0%. Should inflationary pressures persist, the FOMC may need to continue to increase interest rates which could result in higher funding costs and further contraction of FNCB's tax-equivalent net interest margin and rate spread. Management monitors FNCB's interest rate risk and sensitivity to changes in market interest rates through the Asset Liability Committee ("ALCO") and is committed to prudent and proactive balance sheet management with a focus on controlling funding costs in relation to funding needs and yields on earning assets in order to mitigate any potential unfavorable impact to FNCB's earnings and profitability.

Net interest income on a tax-equivalent basis increased $1.7 million, or 14.4%, to $13.6 million for the three months ended March 31, 2024 from $11.9 million for the comparable period of 2023, as tax-equivalent interest income increased by a greater magnitude than interest expense. Tax-equivalent interest income increased $4.3 million, or 22.5%, to $23.2 million for the first quarter of 2024 from $18.9 million for the same quarter of 2023. The increase in tax-equivalent interest income was partially offset by a $2.6 million, or 36.1%, increase in interest expense to $9.7 million for the three months ended March 31, 2024 from $7.1 million for the same three months of 2023. The tax-equivalent net interest margin, a key measurement used in the banking industry to measure income from earning assets relative to the cost to fund those assets, is calculated by dividing tax-equivalent net interest income by average interest-earning assets.  FNCB’s tax-equivalent net interest margin increased 28 basis points to 3.06% for the first quarter of 2024 from 2.78% for the same quarter of 2023. Factoring into the margin improvement was an 18-basis point increase in interest rate spread to 2.48% for the three months ended March 31, 2024 from 2.30% for the same three months of 2023, coupled with strong growth in average earning assets.

The $4.3 million, or 22.5%, increase in tax-equivalent interest income comparing the three months ended March 31, 2024 and 2023 largely reflected an increase in the tax-equivalent yield on average earning assets, coupled with growth in average earning assets. The tax-equivalent yield on average earning assets increased 79 basis points to 5.24% for the first quarter of 2024 from 4.45% for the same quarter of 2023, which resulted in a corresponding $3.1 million increase to tax-equivalent interest income. Specifically, the tax-equivalent yield on the loan portfolio increased 77 basis points to 5.93% from 5.16% comparing the first quarters of 2024 and 2023. Additionally, the tax-equivalent yield on the investment portfolio increased 57 basis points to 3.55% for the first quarter of 2024 from 2.98% for the same quarter of 2023. Tax equivalent yield on interest-bearing balances in other banks increased 103 basis points to 5.18% from 4.15% comparing the three months ended March 31, 2024 and 2023, respectively. The yield increases for loans, investments and interest-bearing deposits in other banks resulted in corresponding increases in tax-equivalent interest income of $2.4 million, $714 thousand, and $32 thousand, respectively. Additionally, total average earning assets increased $68.8 million, or 4.0%, to $1.772 billion for the three months ended March 31, 2024, from $1.703 billion for the same three months of 2023, which resulted in a corresponding increase in tax-equivalent interest income of $1.2 million. Specifically, average total loans and leases increased $111.4 million, or 9.8%, to $1.248 billion for the first quarter of 2024 from $1.137 billion for the same quarter of 2023, which largely reflected strong organic loan demand concentrated in commercial and industrial and commercial equipment financing. The increase in the average loan and lease balances resulted in a corresponding increase to tax-equivalent interest income of $1.5 million comparing the three months ended March 31, 2024, and 2023. Meanwhile, total securities averaged $509.9 million for the first quarter of 2024, a decrease of $39.3 million, or 7.2%, from $549.2 million for the same quarter of 2023, which caused a corresponding decrease to tax-equivalent interest income of $278 thousand.

The increase in interest expense of $2.6 million was primarily due to an increase in funding costs. FNCB increased deposit rates and offered several certificate of deposit specials in response to rising market rates and increased competition. Additionally, liquidity pressures and competition for deposits caused FNCB to rely more heavily on wholesale funding. FNCB experienced a 61-basis point increase in the cost of funds to 2.76% for the three months ended March 31, 2024, from 2.15% for the same three months of 2023, which resulted in a corresponding increase in interest expense of $2.3 million. The average rate paid for interest-bearing deposits increased 86 basis points to 2.46% for the first quarter of 2024 from 1.60% for the same period of 2023. Costs for all major deposit categories increased and resulted in a combined corresponding increase to interest expense of $2.2 million. Specifically, the average rate paid on interest bearing demand deposits increased 56 basis points to 2.27% for the first quarter of 2024 from 1.71% for the same quarter of 2023, which resulted in a corresponding increase to interest expense of $1.0 million. Comparing the first quarters of 2024 and 2023, the average rates paid for time deposits and savings deposits, increased 151 basis points and 12 basis points, respectively, resulting in corresponding increases to interest expense of $1.0 million and $40 thousand, respectively.  Additionally, FOMC tightening actions resulted in an increase in wholesale borrowing costs. Comparing the three months ended March 31, 2024 and 2023, the average rate paid for borrowed fund increased 9 basis points to 4.95% from 4.86%, respectively, which caused a corresponding increase to interest expense of $29 thousand. Average interest-bearing liabilities increased $77.1 million, or 5.8%, to $1.398 billion for the three months ended March 31, 2024, from $1.320 billion for the same three months of 2023, which resulted in a corresponding increase to interest expense of $287 thousand. Specifically, average interest-bearing deposits increased $130.2 million, or 11.9%, to $1.227 billion from $1.097 billion comparing the first quarters of 2024 and 2023, respectively. The increase in average interest-bearing deposits resulted in a corresponding increase to interest expense of $920 thousand.  Accounting for the majority of the increase, was an increase in average time deposits of $127.1 million, or 53.0%, to $366.8 million for the three months ended March 31, 2024, from $239.7 million for the same three months of 2023, which primarily reflected the utilization of brokered deposits to manage interest rate risk and for liquidity purposes. Brokered deposits averaged $165.9 million for the three months ended March 31, 2024, an increase of $94.5 million from $71.4 million for the same three months of 2023. The increase in average time deposit balances, including retail and brokered deposits, resulted in additional interest expense of $859 thousand. Average interest-bearing demand deposits increased $16.2 million, or 2.3%, to $730.2 million for the first quarter of 2024 compared to $714.0 million for the same quarter of 2023, while average savings deposits decreased $13.1 million, or 9.1%, to $130.0 million from $143.1 million comparing the first quarters of 2024 and 2023, respectively. Partially offsetting the increase in interest expense due to total higher deposit balances was a reduction in average borrowed fund balances, which decreased $53.0 million, or 23.7%, to $170.7 million for the three months ended March 31, 2024, from $223.7 million for the same three-month period in 2023, resulting in a corresponding decrease to interest expense of $633 thousand.

The following tables present the average balances of assets and liabilities, corresponding interest income and expense and resulting average yields or rates paid for the three months ended March 31, 2024 and 2023. Average balances are derived from average daily balances. The loan and lease yields include amortization of deferred origination fees and costs which are considered adjustments to yields.

	Three Months Ended
	March 31, 2024			March 31, 2023
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Assets
Earning assets (2)(3)
Loans and leases - taxable (4)	$1,173,876	$17,600	6.00%	$1,082,830	$14,145	5.23%
Loans and leases - tax free (4)	74,371	911	4.90%	54,045	532	3.94%
Total loans (1)(2)	1,248,247	18,511	5.93%	1,136,875	14,677	5.16%
Securities-taxable	416,290	3,853	3.70%	449,351	3,350	2.98%
Securities-tax free	93,602	676	2.89%	99,836	743	2.98%
Total securities (1)(5)	509,892	4,529	3.55%	549,187	4,093	2.98%
Interest-bearing deposits in other banks and federal funds sold	13,748	178	5.18%	17,069	177	4.15%
Total earning assets	1,771,887	23,218	5.24%	1,703,130	18,947	4.45%
Non-earning assets	71,747			65,291
Allowance for credit losses	(12,140)			(13,362)
Total assets	$1,831,494			$1,755,060

Liabilities and Shareholders' Equity
Interest-bearing liabilities
Interest-bearing demand deposits	$730,154	4,143	2.27%	$714,001	3,057	1.71%
Savings deposits	129,996	114	0.35%	143,070	81	0.23%
Time deposits	366,768	3,286	3.58%	239,687	1,239	2.07%
Total interest-bearing deposits	1,226,918	7,543	2.46%	1,096,758	4,377	1.60%
Borrowed funds and other interest-bearing liabilities	170,668	2,113	4.95%	223,694	2,717	4.86%
Total interest-bearing liabilities	1,397,856	9,656	2.76%	1,320,452	7,094	2.15%
Demand deposits	279,760			287,975
Other liabilities	19,843			24,487
Shareholders' equity	134,305			122,146
Total liabilities and shareholder's equity	$1,831,494			$1,755,060

Net interest income/interest rate spread (6)		13,562	2.48%		11,853	2.30%
Tax equivalent adjustment		(333)			(268)
Net interest income as reported		$13,229			$11,585

Net interest margin (7)			3.06%			2.78%

(1)	Interest income is presented on a tax equivalent basis using a 21% rate.
(2)	Loans and leases are stated net of unearned income.
(3)	Non-accrual loans are included in loans within earning assets.
(4)	Interest income on loans and leases include the amortization of loan costs of $368 thousand and $251 thousand for the three months ended March 31, 2024 and 2023, respectively.
(5)	The yields for securities that are classified as available for sale is based on the average historical amortized cost.
(6)	Interest rate spread represents the difference between the average yield on interest earning assets and the cost of interest-bearing liabilities and is presented on a tax equivalent basis.
(7)	Net interest income as a percentage of total average interest earning assets.

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

	Three Months Ended March 31,
	2024 vs. 2023
	Increase (Decrease)
	Due to	Due to	Total
(in thousands)	Volume	Rate	Change
Interest income:
Loans and leases - taxable	$1,253	$2,202	$3,455
Loans and leases - tax free	230	149	379
Total loans	1,483	2,351	3,834
Securities - taxable	(233)	736	503
Securities - tax free	(45)	(22)	(67)
Total securities	(278)	714	436
Interest-bearing deposits in other banks and federal funds sold	(31)	32	1
Total interest income	1,174	3,097	4,271

Interest expense:
Interest-bearing demand deposits	68	1,018	1,086
Savings deposits	(7)	40	33
Time deposits	859	1,188	2,047
Total interest-bearing deposits	920	2,246	3,166
Borrowed funds and other interest-bearing liabilities	(633)	29	(604)
Total interest expense	287	2,275	2,562
Net interest income	$887	$822	$1,709

Provision for Credit Losses - Loans and Leases

The provision for credit losses is an expense charged against net interest income to provide for probable losses attributable to uncollectible loans and leases and is based on management’s analysis of the adequacy of the ACL. A release of reserves, resulting in a credit to the provision for credit losses, reflects the reversal of amounts previously charged to the ACL. Management closely monitors the loan portfolio and the adequacy of the ACL by considering the underlying financial performance of the borrower, collateral values and associated credit risks. Future material adjustments may be necessary to the provision for credit losses and the ACL if economic conditions or loan performance differ substantially from the assumptions management considered in its evaluation of the ACL. Management will continue to closely monitor FNCB's asset quality and adjust credit provisioning as appropriate. FNCB recorded a provision for credit losses of $1.5 million for the three-month period ended March 31, 2024, an increase of $511 thousand compared to $975 thousand for the three months ended March 31, 2023.   The increase was primarily attributable to an increase in credit provisioning related to the commercial equipment financing portfolio.

Non-interest Income

For the three months ended March 31, 2024, non-interest income slightly decreased by $43 thousand, or 2.6%, to $1.63 million from $1.67 million for the three months ended March 31, 2023. The revenue decrease was largely due to a reduction in net gains on the sale of available-for-sale securities and other income, partially offset by a decrease in the net loss on equity securities, coupled with increases in wealth management services revenue and income from bank-owned life insurance. For the three months ended March 31, 2023, FNCB recorded a net gain on the sale of available-for-sale securities of $162 thousand. There were no net gains on the sale of available-for sale debt securities for the three months ended March 31, 2024. Other non-interest income decreased $77 thousand, or 14.9%, to $441 thousand from $518 thousand comparing the first quarters of 2024 and 2023. Factoring into the decrease in other income were reductions in loan referral fees, loan-related fees and merchant services revenue. Loan referral fees, which include commissions received from loan swap transactions and brokered mortgages, decreased $56 thousand to $15 thousand for the three months ended March 31, 2024 from $71 thousand for the same three months of 2023. Loan-related fees decreased $50 thousand to $69 thousand from $119 thousand comparing the first quarters of 2024 and 2023, respectively, which largely reflected a reduction in loan servicing fees. For the three months ended March 31, 2024, merchant services revenue decreased $31 thousand to $129 thousand from $161 thousand for the same three months of 2023, due primarily to a reduction in FNCB's customer base. Partially offsetting these negative variances was a $95 thousand, or 18.6%, decrease on the net loss recognized on equity securities, of $413 thousand for the three months ended March 31, 2024, compared to the $508 thousand recognized for the three months ended March 31, 2023. FNCB's holdings of equity securities are comprised primarily of the common stock of publicly traded bank holding companies. Volatility within the financial services industry continued to negatively impact equity prices within this sector during the first quarter of 2024, but to a lesser extent in comparison to the same period of 2023. In addition, wealth management services revenue generated from 1st Investment Services increased $66 thousand, or 27.6%, to $304 thousand for the three months ended March 31, 2024, compared to $238 thousand for the comparable period of 2023, which reflected expansion of this line of business. Income from bank-owned life insurance increased $29 thousand, or 14.6%, to $226 thousand from $197 thousand comparing the first quarters of 2024 and 2023.

Non-interest Expense

Non-interest expense increased $266 thousand, or 3.0%, to $9.2 million for the three months ended March 31, 2024, from $8.9 million for the three months ended March 31, 2023, which was primarily due to the recognition of merger and acquisition expenses that totaled $284 thousand for the three months ended March 31, 2024. Also factoring to the increase in non-interest expense was an increase in contributions made to non-for-profit organizations as part of neighborhood assistance tax credit programs. Contributions, which are presented in non-interest expense net of tax credits, were $253 thousand in 2024, an increase $234 thousand from $19 thousand for the same quarter of 2023. These negative variances were partially offset by $202 thousand, or 3.7%, decreases in salaries and employee benefits to $5.2 million for the three months ended March 31, 2024, compared to $5.4 million for the same three-month period of 2023. The reduction in salaries and benefits reflected a reduction in the number of full-time equivalent employees coupled with a decrease in retirement plan contributions.

Provision for Income Taxes

FNCB recorded income tax expense of $652 thousand for the three months ended March 31, 2024, a decrease of $45 thousand, or 6.4%, compared to income tax expense of $697 thousand for the same period of 2023. FNCB's effective tax rate decreased to 15.58% at March 31, 2024, compared to 20.74% for the same period of 2023, which was primarily caused by an increase in tax-exempt income.

FINANCIAL CONDITION

Assets

Total assets decreased $15.0 million, or 0.8%, to $1.866 billion at March 31, 2024 from $1.881 billion at December 31, 2023. The change in total assets primarily reflected decreases in cash and cash equivalents and available-for-sale debt securities, partially offset by an increase in loans and leases. Cash and cash equivalents decreased $37.3 million, or 34.6%, to $70.6 million at March 31, 2024, from $107.9 million at December 31, 2023. Available-for-sale debt securities decreased $8.7 million, or 1.9%, to $442.1 million at March 31, 2024 from $450.8 million at December 31, 2023. Loans and leases, net of the ACL, increased $29.5 million, or 2.4%, to $1.238 billion at March 31, 2024 from $1.208 billion at December 31, 2023. The increase in loans and leases, reflected increases in the commercial and industrial, commercial equipment financing and state and political subdivision loan categories.  While, total deposits decreased $47.7 million, or 3.1%, to $1.481 billion at March 31, 2024 from $1.529 billion at December 31, 2023. Total borrowed funds outstanding at March 31, 2024, were $229.9 million, an increase of $29.6 million, or 14.8%, from $200.3 million at December 31, 2023.

Cash and Cash Equivalents

Cash and cash equivalents decreased $37.3 million, or 34.6%, to $70.6 million at March 31, 2024 from $107.9 million at December 31, 2023. As presented in the statements of cash flows, the decrease in cash and cash equivalents resulted primarily from a decrease of $47.7 million in total deposits, an increase in loans and leases of $32.2 million and $1.8 million in dividends paid at March 31, 2024. These decreases were partially offset by net activity related to available-for-sale debt securities of $7.6 million, a net increase of $29.6 million in advances through the FHLB of Pittsburgh and net income adjusted for the first quarter of 2024, net of non-cash adjustments, of $7.4 million.

Securities

FNCB’s investment securities portfolio provides a source of liquidity needed to meet expected loan demand and interest income to increase profitability. Additionally, the investment securities portfolio is used to meet pledging requirements to secure public deposits and for other purposes. Debt securities are classified as either held-to-maturity or available-for-sale at the time of purchase based on management's intent. Held-to-maturity securities are carried at amortized cost, while available-for-sale securities are carried at fair value, with unrealized holding gains and losses reported as a component of shareholders’ equity in accumulated other comprehensive income (loss), net of tax. At March 31, 2024 and December 31, 2023, all debt securities were classified as available-for-sale. Equity securities with readily determinable fair values are carried at fair value, with gains and losses due to fluctuations in market value included in non-interest income in the consolidated statements of income. Securities with limited marketability and/or restrictions, such as FHLB of Pittsburgh stock, are carried at cost. Management monitors the investment portfolio regularly. Decisions to purchase or sell investment securities are based upon management’s current assessment of long-term and short-term economic and financial conditions, including the interest rate environment and asset/liability management, liquidity and tax-planning strategies.

At March 31, 2024, FNCB's investment portfolio was comprised principally of available-for-sale debt securities including, fixed-rate, taxable and tax-exempt obligations of state and political subdivisions, and fixed-rate and floating-rate securities issued by U.S. government or U.S. government-sponsored agencies, which include mortgage-backed securities and residential and commercial collateralized mortgage obligations (“CMOs”). FNCB also holds fixed- and floating-rate investments in private CMOs, corporate debt securities, asset-backed securities and U.S. Treasury securities. Additionally, FNCB holds equity investments in the common and preferred stock of certain publicly-traded and privately-held bank holding companies. Except for U.S. government and government-sponsored agencies, there were no securities of any individual issuer that exceeded 10.0% of shareholders’ equity at March 31, 2024.

The majority of FNCB's available-for-sale debt securities are fixed-rate instruments and inherently subject to interest rate risk, as the value of fixed-rate securities fluctuates with changes in interest rates. U.S. Treasury rates continued to increase in 2024 reflecting elevated inflation amid strong economic indicators and an increase in supply of these securities. The 2-year U.S. Treasury rate increased 36 basis points to 4.59% at March 31, 2024 from 4.23% at December 31, 2023, while the 10-year U.S. Treasury rate increased 32 basis points to 4.20% at March 31, 2024 from 3.88% at December 31, 2023. Generally, a security's value reacts inversely with changes in interest rates. Available-for-sale securities are carried at fair value, with unrealized gains or losses reported in the accumulated other comprehensive income or loss component of shareholder's equity net of deferred income taxes. At March 31, 2024, FNCB reported a net unrealized holding loss, included in accumulated other comprehensive loss, of $40.5 million, net of deferred income taxes of $10.8 million, an increase of $0.5 million, or 1.3%, compared to a net unrealized holding loss of $40.0 million, net of deferred income taxes of $10.6 million, at December 31, 2023. Any further increase in interest rates could result in further depreciation in the fair value of FNCB's securities portfolio and capital position. However, changes in the fair value of available-for-sale securities does not have an impact on FNCB's regulatory capital ratios, as accumulated other comprehensive income and loss related to available-for-sale debt securities is excluded from regulatory capital.

The following table presents the composition of available-for-sale debt securities at March 31, 2024 and December 31, 2023:

Composition of Available-for-Sale Debt Securities

	March 31, 2024		December 31, 2023
(dollars in thousands)	Fair Value	% of Portfolio	Fair Value	% of Portfolio
Available-for-sale debt securities:
U.S. treasuries	$32,914	7.45%	$33,177	7.36%
Obligations of state and political subdivisions	195,740	44.27%	199,796	44.32%
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	72,803	16.47%	74,207	16.46%
Collateralized mortgage obligations - commercial	3,370	0.76%	3,386	0.75%
Mortgage-backed securities	15,531	3.51%	16,446	3.65%
Private collateralized mortgage obligations	66,302	15.00%	70,152	15.56%
Corporate debt securities	31,564	7.14%	31,286	6.94%
Asset-backed securities	23,214	5.25%	21,690	4.81%
Negotiable certificates of deposit	682	0.15%	674	0.15%
Total available-for-sale debt securities	$442,120	100.00%	$450,814	100.00%

Available-for-sale debt securities decreased $8.7 million, or 2.0%, to $442.1 million at March 31, 2024 from $450.8 million at December 31, 2023, as the majority of funds received from sales, maturities and repayments were redirected to fund loan demand. During the three months ended March 31, 2024, there were no sales of available-for-sale debt securities. Purchases of available-for-sale debt securities during the three months ended March 31, 2024 included one private asset-backed security with a principal balance of $2.0 million and a weighted-average yield of 7.41%.

Management continually monitors the investment portfolio for credit worthiness, value, and yield. Semi-annually, management engages a third-party consultant to review the municipal portfolio to determine if there is any undue credit risk within the portfolio. As part of the independent review, each security is compared to their "portfolio credit benchmark" to identify which securities may contain more than a minimal risk of payment default.  Based on their semi-annual review as of December 31, 2023, the third-party consultant concluded that each municipal security held within the portfolio met or exceeded the benchmark and that none of the securities required further review. The next third-party review is scheduled for June 30, 2024. Management also monitors municipal securities monthly using a third-party Municipal Surveillance Report that identifies events related to the issuer that may indicate a deterioration in credit quality. Management noted no events that would indicate a deterioration in credit quality of any issuer during the first three months of 2024.

The following table presents the weighted-average yields of available-for-sale debt securities by major category and maturity period at March 31, 2024. Yields are calculated on the basis of the amortized cost and weighted for the scheduled maturity of each security. The yields on tax-exempt obligations of state and political subdivisions are presented on a tax-equivalent basis using the federal corporate income tax rate of 21.0%. Because residential, commercial and private collateralized mortgage obligations, mortgage-backed securities and asset-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following summary.

Maturity Distribution of Available-for-Sale Debt Securities

	March 31, 2024
	Within One Year	>1 - 5 Years	6 - 10 Years	Over 10 Years	Collateralized Mortgage Obligations, Mortgage-Backed and Asset-Backed Securities	Total
Available-for-sale debt securities:
U.S. treasuries	-	1.17%	-	-	-	1.17%
Obligations of state and political subdivisions	3.04%	2.91%	2.30%	2.31%	-	2.46%
U.S. government/government-sponsored agencies:
Collateralized mortgage obligations - residential	-	-	-	-	2.67%	2.67%
Collateralized mortgage obligations - commercial	-	-	-	-	2.00%	2.00%
Mortgage-backed securities	-	-	-	-	2.56%	2.56%
Private collateralized mortgage obligations	-	-	-	-	3.84%	3.84%
Corporate debt securities	8.50%	9.15%	4.68%	-	-	5.29%
Asset-backed securities	-	-	-	-	7.22%	7.22%
Negotiable certificates of deposit	-	1.02%	-	-	-	1.02%
Weighted average yield	3.45%	2.32%	3.07%	2.31%	3.58%	3.02%

Evaluation for Credit Impairment

Management performed a review of all securities in an unrealized loss position as of March 31, 2024 and noted that there was no material change in the credit quality of any of the issuers or any other event or circumstance that may cause a significant adverse effect on the fair value of these securities. Moreover, to date, FNCB has received all scheduled principal and interest payments and expects to fully collect all future contractual principal and interest payments on all securities in an unrealized loss position at March 31, 2024. Based on the results of its review and considering the attributes of these debt securities, management concluded that changes in the fair values of the securities were consistent with movements in market interest rates and spreads relative to when the securities were purchased and not due to the credit quality of the securities or issuers. Accordingly, management determined that FNCB was not required to establish an ACL for any security in an unrealized loss position at March 31, 2024.

See Note 3, “Securities,” of the Notes to Consolidated Financial Statements included in Item 1 hereof for additional information about management's evaluation of securities for credit impairment.

Loans and Leases

Total loans and leases, net of deferred fees and costs and unearned income, increased $30.0 million, or 2.5%, to $1.250 billion at March 31, 2024 from $1.220 billion at December 31, 2023. The growth in the loan portfolio was concentrated in commercial and industrial, commercial equipment financing and municipal loans. Demand for residential real estate, commercial real estate and consumer loans declined as the current interest rate environment continues to challenge loan demand within these segments.

The majority of FNCB’s loan portfolio consists of loans secured by real estate. Real estate secured loans, which include commercial real estate, construction, land acquisition and development, and residential real estate loans, increased $4.7 million, or 0.6%, to $718.0 million at March 31, 2024 from $713.3 million at December 31, 2023. Despite the increase, the ratio of real estate secured loans to total loans and leases decreased to 57.4% of total loans at March 31, 2024 compared to 58.5% at December 31, 2023.

Commercial real estate loans decreased $3.3 million, or 0.8%, to $404.8 million at March 31, 2024 from $408.1 million at December 31, 2023. Commercial real estate loans include long-term commercial mortgage financing and are primarily secured by first or second lien mortgages. Commercial and industrial loans and leases consist primarily of working capital financing, revolving lines of credit and loans secured by cash and marketable securities. Commercial and industrial loans and leases increased $19.9 million, or 10.8%, to $203.7 million at March 31, 2024 from $183.8 million at December 31, 2023. Commercial equipment financing, which includes simple interest loans and direct finance leases increased $5.9 million, or 3.6%, to $169.5 million at March 31, 2024 from $163.6 million at December 31, 2023. The majority of equipment financing loans are transactional in nature and originated through indirect, third-party dealers.  Construction, land acquisition and development loans increased $10.0 million, or 16.7%, to $69.9 million at March 31, 2024 from $59.9 million at December 31, 2023.

Residential real estate loans include fixed-rate and variable-rate, amortizing mortgage loans, home equity term loans and home equity lines of credit ("HELOCs") and HELOCs with a carve out feature. FNCB primarily underwrites fixed-rate purchase and refinancings of residential mortgage loans for sale in the secondary market to reduce interest rate risk and provide funding for additional loans. Additionally, FNCB offers a proprietary non-saleable mortgage product branded as the “WOW” mortgage. WOW mortgages have maturity terms ranging from 10.0 to 19.5 years and offers customers an attractive fixed interest rate and low closing costs. Due to the increase in market rates, demand for residential mortgages have declined significantly. As a result, during the three months ended March 31, 2024, residential real estate loans decreased $2.0 million, or 0.8%, to $243.3 million at March 31, 2024 from $245.3 million at December 31, 2023.

Consumer loans primarily include indirect automobile loans and secured and unsecured personal loans. Consumer loans decreased by $2.8 million, or 3.3%, to $82.9 million at March 31, 2024 from $85.7 million at December 31, 2023, largely due to the run-off of individual loans and pools of personal installment loans purchased through third-party originators in 2022. State and political subdivision loans, which include municipal leases originated through 1st Equipment Finance, Inc. increased $2.3 million, or 3.1%, to $76.1 million at March 31, 2024 from $73.8 million at December 31, 2023.

The following table presents loans and leases receivable, net by segment at March 31, 2024 and December 31, 2023:

Loan and Lease Portfolio Detail

	March 31, 2024		December 31, 2023
(dollars in thousands)	Amount	% of Total Loans, Gross	Amount	% of Total Loans, Gross
Residential real estate	$243,351	19.46%	$245,282	22.28%
Commercial real estate	404,787	32.38%	408,135	33.56%
Construction, land acquisition and development	69,904	5.59%	59,876	5.92%
Commercial and industrial	203,682	16.29%	183,794	24.22%
Commercial equipment financing	169,469	13.56%	163,605	13.41%
Consumer	82,895	6.63%	85,730	8.24%
State and political subdivisions	76,137	6.09%	73,843	5.78%
Total loans and leases	1,250,225	100.00%	1,220,265	100.00%
Allowance for credit losses	(12,455)		(11,986)
Loans and leases, net	$1,237,770		$1,208,279

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

Non-performing loans are monitored on an ongoing basis as part of FNCB’s loan review process. Additionally, work-out efforts for non-performing loans and other real estate owned ("OREO") are actively monitored through the Credit Risk Management Committee. A potential loss on a non-performing loan is generally determined by comparing the outstanding loan balance to the fair market value of the pledged collateral, less cost to sell.

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

The following table presents information about non-performing assets at March 31, 2024 and December 31, 2023:

Non-performing Assets

	March 31,	December 31,
(dollars in thousands)	2024	2023
Non-accrual loans	$5,980	$5,338
Loans past due 90 days or more and still accruing	26	38
Total non-performing loans	6,006	5,376
Other non-performing assets	2,019	2,067
Total non-performing assets	$8,025	$7,443

Non-performing loans as a percentage of total loans	0.48%	0.44%
Non-performing assets as a percentage of total assets	0.43%	0.40%
Allowance for credit losses as a percentage of total loans and lease, net	1.00%	0.98%
Allowance for credit losses to non-accrual loans and leases	208.28%	224.54%
Allowance for credit losses to non-performing loans and leases	207.38%	222.95%
Allowance for credit losses to non-performing assets	155.20%	161.04%

Total non-performing assets increased $582 thousand, or 7.8%, to $8.0 million at March 31, 2024 from $7.4 million at December 31, 2023. The increase reflected an increase in non-performing loans, partially offset by a reduction in other non-performing assets. Non-performing loans, which include non-accrual loans and loans past due 90 days or more and still accruing, increased $630 thousand, or 11.7%, to $6.0 million at March 31, 2024 from $5.4 million at December 31, 2023, while other non-performing assets decreased $48 thousand, or 2.3%, to $2.02 million at March 31, 2024 from $2.07 million at December 31, 2023. FNCB’s ratio of non-performing loans to total gross loans increased to 0.48% at March 31, 2024 from 0.44% at December 31, 2023. FNCB experienced some asset quality stress as evidenced by an increase in total delinquent loan balances, of $38 thousand to $3.9 million at March 31, 2024, from $3.8 million at December 31, 2023. Total delinquencies as a percentage of total loans and leases, increased 4 basis points to 0.79% at March 31, 2024, compared to 0.75% at December 31, 2023. In addition, net loans charge-offs increased $764 thousand to $1.0 million, or 0.09% of average loans and leases, for the three months ended March 31, 2024, compared to net charge-offs of $253 thousand, or 0.08% of average loans and leases, for the same period of 2023. The majority of the increase in net charge-offs was concentrated in commercial equipment financing, specifically loans collateralized by tractor-trailers following notable weakness within the trucking industry. In response to this stress, FNCB has tightened underwriting criteria in originating commercial equipment financing loans and leases through 1st Equipment Finance, Inc.

Other non-performing assets include a classified account receivable secured by an evergreen letter of credit and repossessed assets. The classified accounts receivable had an outstanding balance of $1.5 million at March 31, 2024 and $1.6 million at December 31, 2023. This receivable was as part of a settlement agreement for a large construction, land acquisition and development loan for a residential development project in the Pocono region of Monroe County, Pennsylvania. The agreement provides for payment to FNCB as real estate building lots are sold to third parties or occupancy permits granted for use in a Timeshare development. The project was stalled due to a decline in real estate values in this area following the financial crisis of 2008. In 2019, economic development in this market area began improving and the developer for this project had resumed construction activity, including the completion of substantial infrastructure, and had increased marketing and sales initiatives related to the project.  A multi-unit building was completed and occupied in 2020 resulting in a first payment of $127 thousand in the second quarter of 2021.  A second payment was received in the amount of $127 thousand payment in the second quarter of 2023 and a third payment of $127 thousand was received in the first quarter of 2024. Management continues to closely monitor this project and has noted an increase in construction activity related to this project including the construction of additional multi-unit buildings and a pool/spa building. Repossessed assets are comprised commercial equipment, primarily tractor-trailers that were securing loans originated through 1st Equipment Finance, Inc. The outstanding balance of repossessed assets were $499 thousand at March 31, 2024 and $420 thousand at December 31, 2023.

While management believes FNCB's asset quality has remained favorable, continued economic uncertainty related to supply-chain constraints, global unrest, inflation, and the resulting increase in interest rates could affect borrowers' ability to repay loans, which may have a negative impact on asset quality including, increases in loan delinquencies, non-performing loans, loan charge-offs and foreclosures.

The following table presents the changes in non-performing loans for the three months ended March 31, 2024 and 2023.

Changes in Non-Performing Loans

	Three Months Ended March 31,
(in thousands)	2024	2023
Balance, beginning of period	$5,376	$2,842
Loans newly placed on non-accrual	2,243	988
Change in loans past due 90 days or more and still accruing	(12)	(27)
Loans charged-off	(1,342)	(740)
Loan payments received	(259)	(410)
Balance, end of period	$6,006	$2,653

The following table presents accruing loan delinquencies and non-accrual loans as a percentage of gross loans at March 31, 2024 and December 31, 2023:

Loan Delinquencies and Non-Accrual Loans

	March 31,	December 31,
	2024	2023
Accruing:
30-59 days	0.28%	0.27%
60-89 days	0.03%	0.04%
90+ days	0.00%	0.00%
Non-accrual	0.48%	0.44%
Total delinquencies	0.79%	0.75%

Allowance for Credit Losses

The ACL equaled $12.5 million at March 31, 2024, compared to $12.0 million at December 31, 2023. The $0.5 million increase resulted from a provision for credit losses of $1.5 million, partially offset by net loans charged-off of $1.0 million for the three months ended March 31, 2024.  The ratio of the ACL to total loans and leases increased to 1.00% of total loans and leases, net of net deferred loan origination fees and unearned income at March 31, 2024 from 0.98% of total loans at December 31, 2023.

The following table presents an allocation of the ACL by major loan category and percent of loans in each category to total loans at March 31, 2024 and December 31, 2023:

Allocation of the ACL

	March 31, 2024		December 31, 2023
(dollars in thousands)	Allowance	Percentage	Allowance	Percentage
Residential real estate	$1,138	19.46%	$1,157	9.65%
Commercial real estate	3,005	32.38%	2,831	23.62%
Construction, land acquisition and development	1,204	5.59%	1,154	9.63%
Commercial and industrial	2,336	16.29%	2,198	18.34%
Commercial equipment financing	3,247	13.56%	3,129	26.11%
Consumer	1,089	6.63%	1,118	9.32%
State and political subdivisions	436	6.09%	399	3.33%
Total	$12,455	100.00%	$11,986	100.00%

The following table presents an analysis of the ACL by loan category for the three months ended March 31, 2024 and 2023:

Reconciliation of the ACL

	For the Three Months Ended March 31,
(dollars in thousands)	2024	2023
Balance at beginning of period	$11,986	$14,193
Impact of ASU 2016-13	-	(2,636)
Charge-offs:
Residential real estate	-	-
Commercial real estate	-	-
Construction, land acquisition and development	-	-
Commercial and industrial	57	53
Commercial equipment financing	907	-
Consumer	391	723
State and political subdivisions	-	-
Total charge-offs	1,355	776
Recoveries of charged-off loans:
Residential real estate	1	-
Commercial real estate	18	54
Construction, land acquisition and development	-	-
Commercial and industrial	10	11
Commercial equipment financing	60	-
Consumer	249	458
State and political subdivisions	-	-
Total recoveries	338	523
Net charge-offs	1,017	253
Provision for credit losses	1,486	975
Balance at end of period	$12,455	$12,279

Net charge-offs as a percentage of average loans and leases (annualized)	0.33%	0.09%

Liabilities

Total liabilities, which consist primarily of total deposits and borrowed funds, decreased $18.2 million, or 1.0%, to $1.728 billion at March 31, 2024 from $1.746 billion at December 31, 2023. The decrease was due primarily to the decrease in deposits, slightly offset by an increase in borrowed funds. Total deposits were $1.481 billion at March 31, 2024, a decrease of $47.7 million, or 3.1%, from $1.529 billion at December 31, 2023, which reflected a decrease in interest-bearing deposits, partially offset by a modest increase in non-interest-bearing demand deposits.  FNCB experienced normal seasonality within its municipal deposit base, and the need for greater utilization of wholesale funding, including brokered time deposits and advances through the FHLB of Pittsburgh and FRB. Total interest-bearing deposits decreased $48.4 million, or 3.9%, to $1.195 billion at March 31, 2024, from $1.243 billion at December 31, 2023. Specifically, interest bearing demand deposits decreased $53.0 million, or 7.0%, to $701.3 million at March 31, 2024, compared to $754.3 million at December 31, 2023. In addition, savings deposits decreased $3.0 million, or 2.3%, to $127.9 million, from $130.9 million at December 31, 2023. While time deposits increased $7.6 million, or 2.1%, to $365.8 million at March 31, 2024, from $358.2 million at December 31, 2023. The increase in total time deposits was primarily concentrated in brokered certificates of deposits, as FNCB utilized wholesale sources as an alternative to advances through the FHLB of Pittsburgh. Brokered deposits totaled $181.8 million at March 31, 2024, compared to $148.7 million at December 31, 2023. Non-interest-bearing demand deposits increased $738 thousand, or 0.26%, to $286.3 million at March 31, 2024, from $285.5 million at December 31, 2023.  Total borrowed funds increased $29.6 million, or 14.8%, to $229.9 million at March 31, 2024, from $200.3 million at December 31, 2023, which was comprised of $194.5 million in FHLB of Pittsburgh advances, $25 million in BTFP advances and $10.3 million in junior subordinated debentures.

Equity

Total shareholders’ equity increased $3.1 million, or 2.3%, to $137.7 million at March 31, 2024 from $134.6 million at December 31, 2023. The increase in shareholders' equity was primarily due to a $1.2 million, or 3.1%, reduction in the accumulated other comprehensive loss to $38.9 million at March 31, 2024, from $40.1 million at December 31, 2023, coupled with net income for the three months ended March 31, 2024, of $3.5 million. Partially offsetting these increases to capital were dividends declared and paid of $1.8 million for the three months ended March 31, 2024. On a per share basis, dividends declared totaled $0.090 per share for each of the three months ended March 31, 2024 and 2023. On April 24, 2024, FNCB's Board of Directors declared a dividend of $0.090 per share for the second quarter of 2023, the same was declared for the second quarter of 2024.

The Bank's total regulatory capital increased $14.5 million, or 8.3%, to $189.8 million at March 31, 2024 from $175.3 million at December 31, 2023. FNCB Bank's total risk-based capital and Tier 1 leverage ratios were 13.45% and 9.47%, respectively, at March 31, 2024, compared to 12.66% and 8.76%, respectively, at December 31, 2023. The Bank's risk-based capital ratios exceeded the minimum regulatory capital ratios required for well capitalized under prompt corrective action regulations. Based on the most recent notification from its primary regulator, the Bank was considered well capitalized at March 31, 2024 and December 31, 2023. There were no conditions or events since that notification that management believes would have changed this capital designation.

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

The consolidated statements of cash flows present the change in cash and cash equivalents from operating, investing and financing activities. Cash and due from banks and interest-bearing deposits in other banks, which comprise cash and cash equivalents, are FNCB’s most liquid assets. At March 31, 2024, cash and cash equivalents totaled $70.6 million, a decrease of $37.3 million compared to $107.9 million at December 31, 2023, as net cash inflows provided by operating activities were entirely offset by net cash outflows used in investing and financing activities. Financing activities include deposit gathering, changes in utilization of borrowed funds and capital-related initiatives. During the first three months of 2024, financing activities utilized $19.9 million in net cash, which resulted primarily from a net decrease in deposits of $47.7 million and dividends paid to FNCB shareholders of $1.8 million, offset by the net proceeds from overnight and term advances through FHLB of Pittsburgh, of $29.6 million. In addition, cash used in investing activities totaled $24.3 million for the three months ended March 31, 2024. Specifically, FNCB's net lending activities used $31.2 million in net cash, which was slightly offset by $7.6 million in net investment proceeds. These cash outflows were slightly offset by net cash inflows from operating activities, that include net income, adjusted for the effects of non-cash transactions including, among others, depreciation and amortization and the provision for credit losses, and is the primary source of cash flows from operations. For the three months ended March 31, 2024, operating activities provided FNCB with $6.8 million in net cash, which reflected net income of $3.5 million, coupled with non-cash positive adjustments of $3.3 million.

Management is actively monitoring FNCB's liquidity position and capital adequacy in light of the changing circumstances related to economic uncertainty, several bank failures in 2023, liquidity constraints, current inflation levels, rising interest rates and increased competition. Management believes FNCB's current liquidity position and available sources of liquidity were sufficient to meet its cash flow needs and fulfill its obligations at  March 31, 2024. In addition to cash and cash equivalents of $70.6 million at  March 31, 2024, FNCB had ample sources of additional liquidity including approximately $128.2 million in available borrowing capacity from the FHLB of Pittsburgh, and $134.9 million in available borrowing capacity under the Federal Reserve Discount Window BIC program. FNCB also has available unsecured federal funds lines of credit totaling $50.0 million at  March 31, 2024, as well as access to various wholesale deposit markets. While management believes FNCB has adequate liquidity to meet its cash flow needs,  management is keenly aware that changes in general economic conditions, including inflation, further increases in interest rates and competition, among other factors, could pose potential stress on liquidity should deposits begin exiting the Bank or FNCB's asset quality deteriorates. Additionally, FNCB could experience an increase in the utilization of existing lines of credit as customers manage their own liquidity needs during a time of economic uncertainty. Management continually monitors FNCB's liquidity positions and sources of available liquidity in relation to funding and cash flow needs and evaluates potential sources of additional liquidity.

Impact of Inflation and Changing Prices

The preparation of financial statements in conformity with GAAP requires management to measure FNCB’s financial position and operating results primarily in terms of historic dollars. Changes in the relative value of money due to inflation or recession are generally not considered. The primary effect of inflation on FNCB's operations is primarily related to increases in operating expenses. Management considers changes in interest rates have a far greater impact on FNCB's financial condition and results of operations than changes in prices due to inflation. Although interest rates are greatly influenced by changes in the inflation rate, they do not necessarily change at the same rate or in the same magnitude as the inflation rate. FNCB manages interest rate risk in several ways. Refer to “Interest Rate Risk” in Item 3 for further discussion. There can be no assurance that FNCB will not be materially and adversely affected by future changes in interest rates, as interest rates are highly sensitive to many factors that are beyond its control. Additionally, inflation may adversely impact the financial condition of FNCB's borrowers and could impact their ability to repay their loans, which could negatively affect FNCB's asset quality through higher delinquency rates and increased charge-offs. Management will carefully consider the impact of inflation and rising interest rates on FNCB borrowers in managing credit risk related to the loan and lease portfolio.

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

While ALCO regularly performs a wide variety of simulations under various strategic balance sheet and treasury yield curve scenarios, the following results reflect FNCB’s sensitivity over the subsequent twelve months based on the following assumptions:

●	asset and liability levels using March 31, 2024 as a starting point;
●	cash flows are based on contractual maturity and amortization schedules with applicable prepayments derived from internal historical data and external sources; and
●	cash flows are reinvested into similar instruments so as to keep interest-earning asset and interest-bearing liability levels constant.

The following table illustrates the simulated impact of parallel and instantaneous interest rate shocks of +400 basis points, +200 basis points, and -200 basis points on net interest income and the change in economic value over a one-year time horizon from the March 31, 2024 levels:

	Rates +200		Rates +400		Rates -200
	Simulation Results	Policy Limit	Simulation Results	Policy Limit	Simulation Results	Policy Limit
Earnings at risk:
Percent change in net interest income	4.7%	(12.5)%	9.8%	(20.0)%	(8.0)%	(12.5)%

Economic value at risk:
Percent change in economic value of equity	(1.2)%	(20.0)%	(2.9)%	(35.0)%	(5.0)%	(20.0)%

Model results from the simulation at March 31, 2024 indicated that FNCB was asset sensitive, with a positive correlation between movements in interest rates and their effect on net interest income. According to the model results at March 31, 2024, net interest income is expected to increase 4.7% under a +200-basis point interest rate shock from the base case. Additionally, under a parallel shift in interest rates of +200 basis points, FNCB's economic value of equity ("EVE") is expected to decrease 1.2%. In comparison, at December 31, 2023, model results indicated that FNCB was short-term liability sensitive moving to asset sensitive over the longer-term. December 31, 2023 indicated a decrease to net interest income 2.9% under a +200 basis point interest rate shock and a decrease of 1.7% under a +200 basis point interest rate shock. During the first quarter of 2024, management executed a $200.0 million fair value hedge of certain available-for-sale securities, which was the primary factor contributing to the shift from a short-term liability sensitive position to short-term asset sensitive position. Management reviews FNCB's ALCO position quarterly, or more frequently as necessary, and implements balance strategies to adjust exposure to changes in interest rates as appropriate. Strategies include, among others, adjusting terms on wholesale funding, utilizing interest rate swap transactions and implementing rate floors on lending arrangements, as appropriate. Model results at All modeled exposures to net interest income and EVE for the next twelve-month horizon are within internal ALCO policy guidelines.

Despite FOMC actions, inflation, while improving, has remained elevated in 2024. Model results at March 31, 2024 indicate that FNCB's asset/liability position remains asset sensitive in Years 2-5 of the model, which would imply that net interest income would benefit from rising interest rates. This analysis does not represent a forecast for FNCB and should not be relied upon as being indicative of expected operating results. These simulations are based on numerous assumptions, including but not limited to, the nature and timing of interest rate levels, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment/replacements of asset and liability cash flows, and other factors. While assumptions reflect current economic and local market conditions, FNCB cannot make any assurances as to the predictive nature of these assumptions, including changes in interest rates, customer preferences, competition and liquidity needs, or what actions ALCO might take in responding to these changes.

As previously mentioned, as part of its ongoing monitoring, ALCO requires quarterly back testing of modeling results, which involves after-the-fact comparisons of projections with FNCB’s actual performance to measure the validity of assumptions used in the modeling techniques. As part of its quarterly review, management compared tax-equivalent net interest income recorded for the three months ended March 31, 2024 with tax-equivalent net interest income that was projected for the same three-month period. There was a positive variance between actual and projected tax-equivalent net interest income for the three-month period ended March 31, 2024 of approximately $683 thousand, or 5.2%. The variance primarily reflected lower actual interest expense on wholesale borrowings than projected, coupled with higher actual interest income than projected. ALCO performs a detailed rate/volume analysis between actual and projected results in order to continue to improve the accuracy of its simulation models.

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

For the three months ended March 31, 2024, FNCB did not engage in any off-balance sheet transactions that would have or would be reasonably likely to have a material effect on its consolidated financial condition.

Item 3 — Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in FNCB’s exposure to market risk during the three months ended March 31, 2024.  For discussion of FNCB’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in FNCB’s Form 10-K for the year ended December 31, 2023.

Item 4 — Controls and Procedures

FNCB’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of FNCB’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on that evaluation, FNCB’s Chief Executive Officer and Chief Financial Officer concluded FNCB’s disclosure controls and procedures were effective as of March 31, 2024.

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

There have been no changes in the status of the other litigation, if any, disclosed in FNCB’s 2023 Annual Report.

Item 1A — Risk Factors.

There have been no material changes in the risk factors previously disclosed in FNCB's Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

FNCB did not issue any unregistered equity securities during the three months ended March 31, 2024.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3 - Defaults upon Senior Securities.

None.

Item 4 — Mine Safety Disclosures.

Not applicable.

Item 5 - Other Information.

(a) None.

(b) None.

(c) During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Registrant:  FNCB BANCORP, INC.

Date: May 3, 2024	By:	/s/ Gerard A. Champi
Gerard A. Champi
President and Chief Executive Officer

Date: May 3, 2024	By:	/s/ James M. Bone, Jr.
James M. Bone, Jr., CPA
Executive Vice President and Chief Financial Officer
Principal Financial Officer

Date: May 3, 2024	By:	/s/ Stephanie A. Westington
Stephanie A. Westington, CPA
Senior Vice President and Chief Accounting Officer
Principal Accounting Officer